Form 10-K
period 2012-12-31
CAREER EDUCATION CORP
filed 2013-02-28
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $6.69 per share closing sale price of the Registrant’s common stock on June 29, 2012 (the last business day of the Registrant’s most recently completed second quarter), was approximately $289,236,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2013, the number of outstanding shares of Registrant’s common stock was 67,150,293.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Our segments were determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting and were based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan.

During 2012, we reduced the number of strategic business units from six to four: University Schools, Career Schools, International and Transitional Schools. The creation of the Transitional Schools business unit was a result of the decision made in the fourth quarter of 2012 to teach out a number of campuses, which are now included in our Transitional Schools reporting segment, along with certain additional campuses which were previously in the process of being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for schools within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As schools within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. In addition, during the fourth quarter of 2012, we completed the teach-out of Le Cordon Bleu Pittsburgh. Accordingly, the results of operations for this school are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

University Schools:

Colorado Technical University (CTU) schools collectively offer academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences in an online, classroom or laboratory setting.

American InterContinental University (AIU) schools collectively offer academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies in an online, classroom or laboratory setting.

Career Schools:

Health Education includes our Sanford-Brown schools, along with Brown College, Briarcliffe College and Missouri College. These schools collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

Culinary Arts includes our Le Cordon Bleu schools in North America that collectively offer hands-on programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial kitchens of Le Cordon Bleu; and advanced degree programs in culinary arts and hotel and restaurant management online.

Design & Technology includes IADT, Harrington College of Design and Brooks Institute schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting as well as jobs training in the field of energy conservation.

International includes our INSEEC schools and IUM school which are located in France, the United Kingdom and Monaco. These schools collectively offer academic programs in the career-oriented disciplines of business studies, health education, advertising, communications and technologies and luxury goods and services in a classroom or laboratory setting.

Transitional Schools includes our campuses that are currently being taught out. See the “Campus Locations” table below for a listing of schools that comprise this segment.

CAMPUS LOCATIONS

Our operating segments, schools and campuses are summarized in the following table:

School and Campus Locations	Website
AMERICAN INTERCONTINENTAL UNIVERSITY (“AIU”):	www.aiuniv.edu
AIU Online, Schaumburg, IL	www.aiuonline.edu
AIU Atlanta, Atlanta, GA
AIU Houston, Houston, TX
AIU London, London, England
AIU South Florida, Weston, FL

COLORADO TECHNICAL UNIVERSITY (“CTU”):	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs, CO
CTU Denver, Denver and Westminster, CO(1)
CTU Kansas City, North Kansas City, MO
CTU Online, Colorado Springs, CO

CULINARY ARTS:
California Culinary Academy, San Francisco, CA	www.chefs.edu

Le Cordon Bleu College of Culinary Arts (“LCB”)	www.chefs.edu
LCB-Atlanta, Tucker, GA
LCB-Austin, Austin, TX
LCB-Boston, Cambridge, MA
LCB-Chicago, Chicago, IL
LCB-Dallas, Dallas, TX
LCB-Las Vegas, Las Vegas, NV
LCB-Los Angeles, Pasadena and Hollywood, CA(1)
LCB-Miami, Miramar, FL
LCB-Minneapolis/St. Paul, Mendota Heights, MN
LCB Orlando, Orlando, FL
LCB-Portland, Portland, OR
LCB-Sacramento, Sacramento, CA
LCB-Scottsdale (includes Online), Scottsdale, AZ
LCB-Seattle, Seattle, WA
LCB-St. Louis, St. Peters, MO

DESIGN & TECHNOLOGY:
Brooks Institute, Santa Barbara and Ventura, CA(1)	www.brooks.edu

Harrington College of Design, Chicago, IL	www.interiordesign.edu

International Academy of Design & Technology (“IADT”)	www.iadt.edu
IADT-Chicago, Chicago, IL
Everblue Training Institute, Huntersville, NC (a division of IADT-Chicago)	www.everblue.edu
IADT-Detroit, Troy, MI
IADT-Las Vegas, Henderson, NV
IADT-Online, Tampa, FL

School and Campus Locations	Website

DESIGN & TECHNOLOGY: (Cont):
IADT-Orlando, Orlando, FL
IADT-Sacramento, Sacramento, CA
IADT-San Antonio, San Antonio, TX
IADT-Seattle, Seattle, WA
IADT-Tampa, Tampa, FL

HEALTH EDUCATION:
Briarcliffe College	www.briarcliffe.edu
Briarcliffe College, Bethpage (includes Online) and Queens, NY (1)
Briarcliffe College, Patchogue, NY

Brown College Brown College, Mendota Heights, MN	www.browncollege.edu
Brown College, Brooklyn Center, MN

Missouri College, Brentwood, MO	www.missouricollege.edu

Sanford-Brown College (“SBC”)	www.sanford-brown.edu
SBC-Atlanta, Atlanta, GA
SBC-Cleveland, Middleburg Heights, OH
SBC-Dallas, Dallas, TX
SBC-Houston, Houston, TX
SBC-Phoenix, Phoenix, AZ
SBC-San Antonio, San Antonio, TX

Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu
SBI-Ft. Lauderdale, Ft. Lauderdale, FL
SBI-Garden City, Garden City, NY
SBI-Iselin, Iselin, NJ
SBI-Jacksonville, Jacksonville, FL
SBI-New York, New York, NY
SBI-Pittsburgh, Pittsburgh, PA
SBI-Tampa, Tampa, FL
SBI-White Plains, White Plains, NY

SBI Campus—an affiliate of Sanford-Brown	www.sanford-brown.edu
Melville, NY

INTERNATIONAL:
INSEEC Group	www.inseec-france.com
ECE, Bordeaux and Lyon, France
INSEEC, Bordeaux and Paris, France
INSEEC Alpes Savoie, Chambery, France
MBA Institute, Paris, France
Sup Career, Paris, France
Sup de Pub, Paris, Lyon and Bordeaux, France
Sup Sante, Paris and Lyon, France

International University of Monaco,	www.monaco.edu
Monte-Carlo, Principality of Monaco

TRANSITIONAL SCHOOLS:
Collins College, Phoenix, AZ	www.collinscollege.edu

Colorado Technical University (“CTU”)	www.coloradotech.edu

School and Campus Locations	Website
TRANSITIONAL SCHOOLS: (Cont):
CTU Pueblo, Pueblo, CO
CTU Sioux Falls, Sioux Falls, SD

International Academy of Design & Technology (“IADT”)	www.iadt.edu
IADT-Nashville, Nashville, TN
IADT-Schaumburg, Schaumburg, IL

Sanford-Brown College (“SBC”)	www.sanford-brown.edu
SBC-Austin, Austin, TX
SBC-Boston, Boston, MA
SBC-Collinsville, Collinsville, IL
SBC-Columbus, Columbus, OH
SBC-Dearborn, Dearborn, MI
SBC-Farmington, Farmington, CT
SBC-Fenton, Fenton, MO
SBC-Grand Rapids, Grand Rapids, MI
SBC-Hazelwood, Hazelwood, MO
SBC-Hillside, Hillside, IL
SBC-Houston North Loop, Houston, TX
SBC-Indianapolis, Indianapolis, IN
SBC-Milwaukee, West Allis, WI
SBC-Portland, Portland, OR
SBC-Skokie, Skokie, IL
SBC-St. Peters, St. Peters, MO
SBC-Tinley Park, Tinley Park, IL
SBC-Tysons Corner, McLean, VA

Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu
SBI-Cranston, Cranston, RI
SBI-Landover, Landover, MD
SBI-Orlando, Orlando, FL
SBI-Trevose, Trevose, PA
SBI-Wilkins Township, Pittsburgh, PA

(1)	The first location listed represents the school’s main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to, and is managed by, the related main or branch campus. Satellite campuses are not included in our campus count.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and increasingly competitive, with no one provider controlling a significant market share. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, placement rates, reputation, recruiting effectiveness and cost. Such multi-faceted market fragmentation results in significant differentiation among various education providers.

According to the National Center for Education Statistics (“NCES”), there were approximately 7,400 Title IV eligible postsecondary education institutions in the United States for the academic year 2011-12, including approximately 3,500 private, proprietary schools; approximately 2,000 public, non-profit schools; and

approximately 1,900 private, non-profit schools. According to the U.S. Department of Education, in the fall of 2011 approximately 30 million students were attending institutions that participate in the various financial aid programs under Title IV of the Higher Education Act.

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

Our domestic postsecondary institutions are subject to significant regulations. The Higher Education Act of 1965, as amended and reauthorized (“HEA”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the HEA (“Title IV Programs”), and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	The accrediting agencies recognized by the U.S. Department of Education (“ED” or “the Department”);

•	The federal government through ED; and

•	State higher education regulatory bodies.

Recently, extensive and more complex ED regulations governing our institutions as well as others in the domestic postsecondary education industry have been enacted. These new regulations coupled with the increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education, may cause increased competition across the industry as well as contribute to changes in business operating strategies.

Seasonality

Our domestic quarterly revenues and income do not fluctuate significantly from quarter to quarter. The pattern of student enrollments can affect quarterly revenues and income, although historically we have not experienced significant fluctuations. Certain programs offered by some of our schools include summer breaks; most notably our campuses within our International segment. To the extent our International segment increases its revenues or comprises a greater percent of the total company, the seasonality impact may increase. Operating costs for our schools generally do not fluctuate significantly on a quarterly basis. Revenues, operating income and net income by quarter for each of the past two fiscal years are included in Note 20 “Quarterly Financial Summary” of the notes to our consolidated financial statements.

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

Our strategic plan is aimed at addressing both the near-term demands within the environment in which we operate while ensuring that we continue to build the capabilities necessary to deliver sustainable long-term growth. We continue to focus our efforts on the following imperatives:

Provide Educational Opportunities Responsive to the Needs of the Marketplace

Within each of our business units: University, Career Schools and International, the program offerings available to students are directly responsive to the needs of the marketplace. Most notably within our Career Schools group, we will focus our program offerings to those areas which provide our students with meaningful outcomes as they complete their course of study.

Simplify the Organization

We operate in a competitive and highly regulated industry. Our ability to effectively compete over the long-term will require us to become more efficient and consistent in the delivery of educational content across our institutions. We have historically capitalized on shared services efforts to increase efficiencies and effectiveness in school support functions. As we move forward, we will improve the alignment of our campus operations and leverage best practices across all of our institutions through reengineering of business processes to better align our cost structure.

Differentiate for Advantage

Through investment in leading edge technology, pedagogical resources and branding initiatives, we will differentiate our institutions. Providing enhanced learning outcomes through innovative educational experiences will be central to this initiative. Strongly supporting a more limited number of brands is also a core initiative, enabling us to further differentiate our institutions’ offerings from those of our competitors. We believe that our award winning information technology architecture provides a key differentiator from other postsecondary institutions. Through our proprietary virtual campus, we have the ability to provide unique online and blended learning environments.

Student Recruitment and Marketing, Admissions, Student Retention and Student Employment and Graduation

Student Recruitment and Marketing

Our schools seek highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our schools engages in a wide variety of marketing activities. We are concentrated on enhancing our brand perception by continuing to focus on building strong brand recognition for our education groups. We also seek to differentiate our schools and brands through our award-winning information technology architecture. Through our proprietary virtual campus, we have the ability to provide unique online and blended learning environments.

We seek to increase enrollment at each of our schools through marketing programs designed to differentiate our brands in the marketplace and maximize each campus’ opportunity to serve a targeted section of the potential student population. The geographic scope of the marketing programs as well as the media deployed varies by school and location.

Admissions

CEC has historically served a diverse student population. Our students represent a broad range of educational and employment experiences, contributing to their college-level readiness. Each of our U.S. campuses has an admissions office whose staff is responsible for interacting with individuals interested in enrolling at the campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. As of December 31, 2012, our domestic schools employed approximately 1,500 admissions representatives serving both current and potential students.

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

In accordance with CEC’s alignment with the Standards of Responsible Conduct created by the Foundation for Education Success, all CEC institutions will offer new undergraduate students initially enrolling in a program of study, a trial or refund period, an orientation, or a combination of both so that the students are ready to undertake their programs, described as a “readiness opportunity,” that will be at least 21 days in length. Our online institutions within AIU and CTU implemented this initiative during the fourth quarter of 2012. The introduction of this free trial period exemplifies our commitment to student success by ensuring that students are ready, motivated and capable of succeeding at our universities. We expect the remainder of our schools to implement this initiative during 2013. If at any time during or at the conclusion of the readiness opportunity, the student withdraws, or if where required by the adherent institution the student fails to demonstrate he or she is prepared for college-level studies or fails to confirm his or her intent to continue enrollment, then the student will do so without incurring any tuition related expenses or debt.

Student Retention

CEC continually emphasizes the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of academic, financial or personal reasons. We seek to improve retention rates by building a strong connection between our faculty and students, promoting instructional innovation and enhancing student services. These efforts are designed to assist our students to remain in school and succeed. Our schools’ consolidated retention rates for the years ended December 31, 2012, 2011 and 2010 were approximately 65%, 63% and 67%, respectively. These rates were determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to provide a common formula for all our schools regardless of their accreditor.

Student Employment and Graduation

The employment of our students in their field of study is an important element of our educational mission. Each of our campuses has a career services department whose primary responsibility is to prepare students to conduct a successful job search. In addition, our career services staff assist students in identifying part-time employment, including participation in internship programs, while our students pursue their education. Part-time employment opportunities are an important part of our overall success strategy, as these opportunities may lead to permanent positions upon graduation.

As of December 31, 2012, we employed approximately 280 individuals in the career services departments of our campuses. As part of our overriding mission of putting students first, during 2012, we increased the number of career services personnel dedicated to helping our graduates obtain employment. In addition to our career services personnel, we employ externship coordinators at certain campuses to assist students in obtaining externships that prepare them to compete in the employment market.

Student Population

Our student population for our continuing operations as of December 31, 2012 and 2011 was approximately 76,000 students and 98,800 students, respectively. Included in total student population for our continuing operations as of December 31, 2012 and 2011 were approximately 32,000 students and 37,000 students, respectively, enrolled in our fully-online academic programs. Related student population demographic information as of December 31, 2012 and 2011 was as follows:

Student Population by Age Group

	As a Percentage of Total Student Population as of December 31,
	2012	2011
Under 21	13%	15%
21 to 30	45%	42%
Over 30	42%	43%

Student Population by Core Curricula

	As a Percentage of Total Student Population as of December 31,
	2012	2011
Business Studies	49%	43%
Health Education	20%	27%
Visual Communications and Design Technologies	13%	12%
Culinary Arts	11%	13%
Information Technology	7%	5%

Student Population by Degree Granting Program

	As a Percentage of Total Student Population as of December 31,
	2012	2011
Doctoral, Master’s, Bachelor’s Degree	60%	48%
Associate Degree	19%	26%
Certificate	21%	26%

Student Academics

We believe learning outcomes and career readiness are attained by our students as a result of the quality learning experience they are provided. Those learning experiences are characterized by career-oriented curriculum, engaging instructional delivery, qualified faculty and accessible student support services. As a result, approximately 600,000 students have graduated from CEC schools as of December 31, 2012.

Curriculum

Our schools and universities develop and deliver a variety of programs resulting in the award of credentials ranging from certificates and diplomas to master’s and doctorate degrees in career-oriented programs of study including visual communication and design technologies, business studies, culinary arts, health education and information technology.

CEC’s curricula, instructional delivery, and faculty comprise the learning experience that appeals to our student population and provides them with a unique opportunity to develop the knowledge, skills and competencies required for specific career outcomes. The curriculum development process focuses on desired career outcomes, while considering relative competencies necessary to achieve these career outcomes, as well as recommendations set forth by advisory boards, programmatic accrediting agencies and industry standards. Subsequently, learning objectives are identified and courses are developed which foster student engagement in activities and optimally result in the attainment of program learning outcomes and employment readiness.

Instructional Delivery

CEC’s instructional delivery is based upon the belief that learning is dependent upon instructional methodologies that facilitate student engagement with the instructor, with other students and with the course content. This engagement is fundamental to student learning outcomes, regardless of whether instruction occurs within a physical or virtual classroom.

Construction of a virtual classroom that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. CEC’s online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, CEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. is a rich, engaging student experience that represents an innovative online method of delivering content that includes the following capabilities:

•	supports multiple learning styles, allowing students to choose their preferred method of engaging with the content;

•	enables students to choose the order and depth of topics to study; and

•	provides search capability that allows students to interact with the content more efficiently and effectively.

CEC continues to invest in its methods for delivering online education. In the fourth quarter of 2012, we began to pilot certain strategies that focus on the concept of personalized learning which we believe, when implemented, will recognize and address a student’s individual strengths, knowledge and readiness, and will adjust the content and timing to match these individual characteristics as the student progresses through the course content. We plan to introduce this new teaching technology in certain schools during 2013.

Library Services

Ground and online students have access to the Cybrary, a collection of electronic resources that has been developed to support the curriculum offered by each of the CEC institutions.

All ground and online students have access to a team of reference librarians 80 hours each week. Students may request assistance through instant messaging, telephone or email. The online library resources and services exist to extend and enhance those resources and services that are provided on physical campuses as well as to support fully online students.

Faculty

CEC employs approximately 4,800 credentialed, geographically disbursed, full-time and adjunct faculty who facilitate learning in our lecture halls, kitchens, labs, studios and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in compliance with state, institutional accreditation and programmatic accreditation standards. Generally, all schools require the instructor to have a degree at least one level higher than the level of course being taught plus teaching and/or industry experience. General Education faculty members must possess a master’s degree. The average tenure of a CEC faculty member is 4.4 years.

Although faculty members will always serve as the primary point of contact, students may also engage the assistance of tutors and academic advisors. Students have access to technical support 24 hours a day, seven days a week.

Faculty Competencies

With the input of faculty and academic leadership across each of our education groups, we have developed a set of ten instructor competencies. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation and development. The competencies apply to all instructors, regardless of content area, instructional platform (ground or online) and employment status (full-time, part-time, adjunct). Faculty hired by any CEC institution demonstrate proficiency in each of the following competencies:

•	communication;

•	assessment of student learning;

•	instructional methodology (pedagogy);

•	subject matter expertise;

•	utilization of technology to enhance teaching and learning;

•	acknowledgement and accommodation of diversity in learners;

•	student engagement;

•	promotion of active student learning;

•	compliance with policy; and

•	demonstration of scholarship.

Faculty Development

Instructors are required to participate in faculty development activities each year as part of the continuous improvement process. The objective of faculty development is to increase proficiency in each of the instructor competencies. Performance drives the selection of faculty development activities. Campuses typically provide locally developed in-services for their own faculty. In addition, CEC has contracted with MaxKnowledge to provide online and ground instructor access to online faculty modules located within the Center for Excellence in Education (“CEE”). CEE provides faculty with interactive content in areas such as teaching methodology, instructional practice, classroom management, outcomes assessment and student retention in an asynchronous format that provides the opportunity for interaction with a facilitator and other instructors.

The Educator of the Year program celebrated its twelfth year in 2012. The Educator of the Year program is designed to recognize teaching as the essence of CEC’s mission and celebrates the impact that CEC faculty have upon their students through efforts in four specific categories:

•	instruction;

•	student support;

•	academic leadership; and

•	community service or partnership.

A rigorous internal and external review process culminates in the identification of an Educator of the Year in each of the four categories. CEC’s recognition of outstanding faculty acknowledges our belief that the quality of the interaction between the instructor and the student is central to the provision of a quality learning experience.

Employees

As of December 31, 2012, we had a total of 12,435 employees, including 1,774 students employed on a part-time basis at certain of our schools, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty	Total
CTU	912	12	59	35	1,066	2,084
AIU	914	14	167	59	532	1,686

Total University Schools	1,826	26	226	94	1,598	3,770

Health Education	707	41	750	249	456	2,203
Culinary Arts	568	2	387	364	81	1,402
Design & Technology	420	35	217	98	609	1,379

Total Career Schools	1,695	78	1,354	711	1,146	4,984

International	152	—	—	265	145	562
Corporate	1,591	30	—	—	1	1,622

Subtotal	5,264	134	1,580	1,070	2,890	10,938

Transitional Schools	423	27	194	167	686	1,497

Total employees	5,687	161	1,774	1,237	3,576	12,435

ACCREDITATION AND JURSIDICTIONAL AUTHORIZATIONS

Institutional Accreditation

In the United States, accreditation is a process through which an institution subjects itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

Pursuant to provisions of the HEA, ED relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in Title IV Programs. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of our U.S. campuses are accredited by accrediting agencies recognized by ED.

A listing of our U.S.-accredited schools, including all main and additional (branch) campus locations for regulatory purposes and relevant accreditation information is provided in the following table:

ACCREDITATION TABLE

School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	HLC	2014

Briarcliffe College, Inc.
Bethpage, NY (Patchogue, NY)	MSA	2022

Brooks Institute
Santa Barbara, CA (Ventura, CA)	ACICS	2016

Brown College
Mendota Heights, MN (Brooklyn Center, MN)	ACCSC/	2015
	ACICS	2014

California Culinary Academy
San Francisco, CA	ACCSC/ACICS	2015

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	HLC	2022

Harrington College of Design
Chicago, IL	HLC	2015

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College, Phoenix, AZ)	ACICS	2014
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts, Orlando, FL; Sanford-Brown College, Portland, OR)	ACICS	2014

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	ACICS	2017
Pasadena, CA (Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL, and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	ACICS	2012	(3)
Portland, OR (Tucker, GA; Mendota Heights, MN)	ACICS	2014
Scottsdale, AZ (includes Online) (Miramar, FL (4); Cambridge, MA; Las Vegas, NV)	ACCSC/	2015
	ACICS	2014

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	HLC	2018

Missouri College
Brentwood, MO	ACICS	2014

Sanford-Brown College
Atlanta, GA (Austin, TX; Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	ACICS	2014

School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	ACICS	2014
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	ACICS	2013
Farmington, CT	ACICS	2014
Fenton, MO (St. Peters, MO)	ACICS	2017
McLean, VA	ACICS	2015

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	ACICS	2011	(3)
Pittsburgh, PA (Wilkins Township, PA)	ACCSC/ACICS	2014
White Plains, NY	ACICS	2013

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	ACICS	2014

(1)	Below is a key to the accreditation abbreviations used in the table:
a.	ACCSC—Accrediting Commission of Career Schools and Colleges
b.	ACICS—Accrediting Council for Independent Colleges and Schools
c.	MSA—Middle States Association of Colleges and Schools, Commission on Higher Education
d.	HLC—North Central Association of Colleges and Schools, Higher Learning Commission
(2)	Status as of January 29, 2013. Institutions seek renewal of accreditation during the year noted.
(3)	Accreditation has been extended while the institution completes the reaccreditation process.
(4)	ACCSC accreditation for the Miramar branch campus expires in 2016.

Programmatic Accreditation

In addition to the institutional accreditations described above, a number of our institutions have specialized programmatic accreditation for particular educational programs. Many states and professional associations require professional programs to be accredited, and require individuals to have graduated from accredited programs in order to sit for professional license exams. Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by ED, assists graduates to practice or otherwise secure appropriate employment in their chosen field. Programmatic accreditation has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

PROGRAMMATIC ACCREDITATION TABLE(1)

Accreditor	Campus	Program Accredited
Accreditation Council for Business Schools and Programs	American InterContinental University, Atlanta, Schaumburg (Online), Houston, London and Weston	Business programs

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering

Accreditor	Campus	Program Accredited

Accrediting Bureau of Health Education Schools

Brown College, Brooklyn Center and Mendota Heights; Colorado Technical University, North Kansas City; Missouri College; Sanford-Brown, Atlanta, Boston, Collinsville, Cranston, Dallas, Dearborn, Farmington, Fenton,

Ft. Lauderdale, Garden City, Grand Rapids, Hazelwood, Hillside, Houston, Houston North, Indianapolis, Iselin, Jacksonville, Landover(2), McLean(2), Middleburg Heights, New York, Orlando, Phoenix, Pittsburgh, Portland, San Antonio, Skokie, St. Peters, Tampa, Tinley Park, Trevose, West Allis, White Plains (2) and Wilkins Township; SBI Campus—an affiliate of Sanford-Brown, Melville

Medical assistant

Accrediting Bureau of Health Education Schools	Sanford-Brown, Dallas, Ft. Lauderdale, Houston, Houston North, Iselin, Jacksonville, Skokie and St. Peters	Surgical technology

American Culinary Federation Education Institute	California Culinary Academy; Le Cordon Bleu College of Culinary Arts, Austin, Las Vegas, Mendota Heights, Miramar, Orlando, Pasadena, Portland, Scottsdale, and Tucker; Le Cordon Bleu College of Culinary Arts in Chicago	Culinary arts

American Culinary Federation Education Institute	Le Cordon Bleu College of Culinary Arts, Las Vegas, Mendota Heights, Orlando, Pasadena, Portland, Scottsdale and Tucker; Le Cordon Bleu College of Culinary Arts in Chicago	Pastry and baking

American Dental Association Commission on Dental Accreditation	Missouri College; Sanford-Brown, Dallas, Ft. Lauderdale, Jacksonville and Orlando	Dental assisting

American Dental Association Commission on Dental Accreditation	Briarcliffe College; Missouri College; Sanford-Brown, Dallas, Ft. Lauderdale, Jacksonville, Orlando and Skokie	Dental hygiene program

Accreditor	Campus	Program Accredited

American Society of Health Systems Pharmacists	Sanford-Brown, Dallas, Ft. Lauderdale, Garden City, Hazelwood, Houston, Indianapolis, Iselin, Jacksonville, Landover, Middleburg Heights, New York, Phoenix, Tampa and Wilkins Township	Pharmacy technician

American Veterinary Medical Association	Sanford-Brown, Dearborn, Fenton, Ft. Lauderdale, Grand Rapids, Jacksonville, McLean, Pittsburgh, Portland and St. Peters	Veterinary technology

CAAHEP-Medical Assisting Education Review Board	Colorado Technical University, Sioux Falls	Medical assistant

CAAHEP-Accreditation Review Committee on Education in Surgical Technology and Surgical Assisting	Colorado Technical University, Denver and Pueblo; Sanford-Brown, Houston, Iselin and Wilkins Township	Surgical technology

CAAHEP—Committee on Accreditation of Educational Programs for the Emergency Medical Services Professions	Sanford-Brown, Fenton	Emergency medical technician

CAAHEP—Committee on Accreditation for Polysomnographic Technologist Education	Sanford-Brown, Fenton	Polysomnographic technology

CAAHEP—Joint Review Committee on Education in Cardiovascular Technology	Sanford-Brown, Atlanta, Dallas, Dearborn, Ft. Lauderdale, Jacksonville, Middleburg Heights and West Allis	Cardiovascular sonography

CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown, Atlanta, Dallas, Fenton, Ft. Lauderdale, Garden City, Houston, Iselin, Landover, Middleburg Heights, New York, Phoenix, Pittsburgh, Trevose, West Allis and White Plains	Diagnostic medical sonography

Committee on Accreditation for Respiratory Care	Sanford-Brown, Fenton and Wilkins Township	Respiratory therapy

Council for Interior Design Accreditation	American InterContinental University, Atlanta; Harrington College of Design; IADT Chicago, Tampa and Troy	Interior design

Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown, Fenton, Houston North, Middleburg Heights, Pittsburgh and West Allis	Radiologic technology

Accreditor	Campus	Program Accredited

National Accrediting Agency for Clinical Laboratory Sciences	Sanford-Brown, Houston	Medical laboratory technician

National Court Reporters Association	Colorado Technical University, Sioux Falls	Court reporting

(1)	Status as of February 15, 2013.
(2)	We are appealing the withdrawal of accreditation from these programs at these campuses. These programs remain accredited during the pending appeal.

Compliance Monitoring by Accrediting Agencies

Accrediting agencies monitor many aspects of an institution’s operations in order to ensure that the education or training offered is of sufficient quality to achieve, for the duration of the accreditation period, the stated objectives of the education or training offered. In addition to periodic accreditation reviews, institutions undergoing substantive changes, including a change of ownership, may be required to be reviewed by their accrediting agency. Accrediting agencies also monitor institutions’ compliance during the term of their accreditation, including through required annual self-reporting by an institution and periodic site visits by representatives of the accrediting agency. If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution or particular programs on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also require the institution to provide it with supplemental reports in order for the agency to monitor one or more specific areas of the institution’s performance, which is commonly referred to as being on “reporting” status. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Being on probation, show cause, or reporting status may cause an accreditor to deny an institution permission, or otherwise delay approval, to open and commence instruction at new locations or to add new programs.

Employment Placement Rate Standards and Other Student Achievement Outcomes

One aspect of an institution’s operations monitored by accrediting agencies is student achievement, including employment placement rates of our graduates. Our national accreditors, some programmatic accreditors and some state licensing bodies require our domestic campuses and/or programs to achieve minimum placement rates within specific time periods after students have graduated. Retention rates are another measure of student outcomes monitored by some of these bodies. Many of these standards have been increasing over recent years. For example, ACICS (which accredits 70 of our campuses) has adjusted its placement rate standards for each of the 2011, 2012 and 2013 ACICS reporting years. For the period from July 1, 2010 through June 30, 2011 (the ACICS 2011 reporting year), the benchmark placement rate standard was 65%. ACICS announced a new tiered standard for the 2012 ACICS reporting year that included a minimum compliance standard of 47% and a benchmark rate of 64%. Institutions whose placement rates fell between 47% and 64%, as well as those that failed to meet the 47% standard, were subject to varying requirements intended to improve placement rates. ACICS’ retention rate standards are similarly applied and increased from the 2011 to 2012 reporting year. In 2012, ACICS also began evaluating placement and retention rates at the program level and applying associated remedial actions using a tiered rate similar to that developed for institutional placement rates. For the 2013 reporting year, ACICS has announced an increase in the minimum acceptable placement rate compliance standard from 47% to 60%, while also increasing the benchmark placement rate threshold from 64% to 70% at both the campus and program levels. In January 2013, ACICS modified their definition of a placement to take into account the expansion of job opportunities available to students who graduate from career colleges as well as to take into account the fact that many adult learners pursue a credential to improve their performance in their current job or to prepare for future career advancement, rather than to begin a new career or start a new job immediately upon graduation. We are in the process of modifying our internal placement policies to reflect these recent modifications.

During the protracted period of economic slowdown and high unemployment across the U.S., job prospects for many college graduates, regardless of the institution they attended or the degree they earned, have been diminished as new graduates are facing increased competition from displaced workers with, in some cases, significant work experience. Many graduates, including those who have attended our institutions, have experienced a lengthening of the time it takes to obtain their first full-time, in-field job after graduation. We believe our placement rates have been and will continue to be adversely impacted by current economic conditions until there is improvement in the national and local unemployment rates and a higher rate of job growth. The various minimum placement standards required by our accreditors and state regulators generally do not fluctuate based on economic conditions, although they may take these factors into consideration when determining how to respond to campuses or programs that fail to maintain their minimum standards. Achieving minimum placement standards is dependent upon internal factors as well, such as the efforts of our career services personnel, our ability to provide adequate staffing to achieve desired results, program quality and the effectiveness of our strategies to improve placement rates. In addition, there is a lack of clarity and uniformity in many instances regarding how a placement is defined by our accreditors and state regulators, which adds complexity to our compliance efforts.

Fifty-five of our 70 ACICS-accredited campuses (including satellite campuses which separately report to ACICS) are subject to increased levels of accreditation oversight due to the fact that their employment placement or retention rates fell below ACICS’ 64% placement rate or 67% retention rate benchmark standards, respectively, for the ACICS 2012 reporting year. We are in the process of teaching-out 22 of these 55 campuses. This oversight includes, depending on the extent to which each campus fell below the ACICS benchmark standards, more detailed or frequent reporting requirements, the submission of an improvement plan, attendance at a workshop, participation in a consultation or additional requirements for new program and location approvals. Four of these 55 campuses, Sanford-Brown College – Indianapolis, Sanford-Brown College – Milwaukee, Sanford-Brown Institute – Landover and the online campus of IADT, are on probation status due to the placement rates reported for the ACICS 2011 and 2012 reporting years. The campuses in Indianapolis, Milwaukee and Landover are in the process of being taught-out. These four campuses in the aggregate contributed approximately 3.0% of CEC’s 2012 consolidated revenue. Campuses on probation remain accredited. An institution is obligated to demonstrate to ACICS that the conditions or circumstances which led to the imposition of probation have been corrected before probation will be lifted, in this case meaning an increase in placement rates to a level acceptable to ACICS.

As noted above, beginning with the ACICS 2012 reporting year, ACICS also reviewed program level placement and retention rates against published standards. Approximately half of our programs at our ACICS-accredited campuses with at least 10 students and graduates are required to prepare a program improvement plan due to reported placement or retention rates for the ACICS 2012 reporting year that failed to meet the benchmark standard.

CEC’s nine ACCSC-accredited campuses are also subject to additional reporting requirements relating to employment placement rates and other student achievement outcomes. In November 2012, these campuses filed annual reports with ACCSC including annual placement rates for the ACCSC 2012 reporting year. A number of the programs at these campuses fell below ACCSC’s 66% placement rate standard applicable for the ACCSC 2012 reporting year, and we therefore anticipate that we will continue to provide additional reporting to ACCSC.

The Accrediting Bureau of Health Education Schools (“ABHES”) acted at its July 2012 meeting to place three of our Health Education campuses on show-cause as a result of site visit reports and questions related to their previously reported 2011 ABHES placement rates for their medical assisting programs. On November 1, 2012, the three campuses provided a response which was reviewed by ABHES at its meeting in January 2013. On February 7, 2013 we learned that ABHES had acted at its January 2013 meeting to withdraw its programmatic accreditation from the medical assisting programs at these three campuses. These campuses also failed to meet the 70% placement rate standard. We notified ABHES of our intent to appeal its decisions to withdraw accreditation from the three medical assisting programs and expect to present a formal appeal in accordance with ABHES standard processes. These programs remain accredited during the pending appeal. Two of the three impacted campuses were part of the campus closures announced in 2012 and are expected to complete their teach-outs in 2013. Three additional campuses, including one that graduated its last student from the medical assisting program in January 2013, were placed on show cause for reasons similar to those stated above. In addition, all of our campuses with ABHES-accredited programs filed annual reports with ABHES in November 2012 including annual placement rates for the ABHES 2012 reporting year, and 51 of 56 ABHES –accredited programs that reported placement rates at these campuses fell below ABHES’ 70% placement rate standard applicable for the ABHES 2012 reporting year. As a result, these programs are subject to additional reporting requirements to ABHES.

We continue to remain focused on improving the placement of our graduates. In 2012, we increased the number of career services personnel focused on assisting our students with finding employment following completion of their academic program. We continue to use the tools and outreach resources made available to career services advisors, including agreements with two career search providers, and increased interactions with local businesses in order to identify job opportunities and forge partnerships with our campuses to improve employment outcomes. We have also placed enrollment caps on certain of our programs. However, the challenging employment environment remains. To the extent that we cannot place a sufficient percentage of students in the future to meet various requirements, including our institutional and programmatic accreditors’ minimum compliance standards, we may expand our enrollment caps and/or teach out the respective programs.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees, diplomas, or certificates to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to extensive regulation in each state in which our schools are located, and in certain other states in which our schools operate or recruit students. Currently, each of our U.S. campuses is authorized by the states in which it is located.

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

France. Our INSEEC Group consists of twelve schools which operate primarily in France and are governed by the French Ministry of Education. One of INSEEC’s schools offers health education programs for pharmaceutical test preparation and continuing education classes, and thus is governed by the French Ministry of Health, the French Ministry of Education and the National Professional Committee for Medical Visits.

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

Currently, three of our INSEEC schools have been granted the highest level of European approval, Master Grade, five schools have been granted Level I approval, seven schools have been granted Level II approval, and eleven schools have been granted Level III approval. These approvals are subject to regular renewal from the French Ministry of Education. The renewal for diploma stamp has been obtained for a term of five years for two schools as of September 1, 2011, and the renewal for Master Grade has been obtained for a term of three years for two schools as of September 1, 2011 and two years for one school, as of September 1, 2011.

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

United Kingdom (U.K.). AIU London has been granted proper authority by the applicable U.S. and U.K. entities to grant academic credentials. AIU London is authorized to grant U.S. academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. Additionally, American InterContinental University, including its campus located in the United Kingdom, is accredited by HLC (a U.S. regional accrediting association). U.S. students that attend AIU London are eligible to participate in Title IV financial assistance programs through AIU London’s status as a campus of the American InterContinental University. AIU London’s University campus status, in the U.K., was recognized by the U.K. Privy Council in 1998. AIU London is a Listed Body with the U.K.’s Department for Business Innovation & Skills (BIS). As a Listed Institution, AIU London is entitled to deliver courses that lead to British degrees awarded by its collaborative partners (which are referred to as BIS Recognised Bodies) in the U.K. University AIU London’s U.K. collaborative partners currently include: London South Bank University, University for the Creative Arts and Buckinghamshire. AIU London holds a Tier 4 license (sponsor No: E5NVVDFC3) under which the Campus is able to sponsor Tier 4 international (non-European Union) students for a UK Tier 4 (General) Student Visas. AIU London has been granted Highly Trusted Sponsor (HTS) status by the Home Office’s UK Border Agency (UKBA) and is listed on the UKBA’s official register of Tier 4 sponsors. As a Tier 4 student visa sponsor, AIU London is subject to the U.K. Quality Assurance Agency (QAA) Review of Educational Oversight (REO). AIU

London has undergone a review for educational oversight by the Quality Assurance Agency for Higher Education (QAA) and has received its final report, which is available in full at:

www.qaa.ac.uk/InstitutionReports/Reports/Pages/REO-AIU-12.aspx.

We have received the following judgements from QAA:

•	The review team has confidence in American InterContinental University, London management of its responsibilities for the standards of the awards it offers on behalf of its awarding bodies.

•

The review team has confidence that American InterContinental University, London is fulfilling its responsibilities for managing and enhancing the quality of the intended learning opportunities it provides for students.

•

The review team concludes that reliance can be placed on the accuracy and completeness of the information that American InterContinental University, London is responsible for publishing about itself and the programs it delivers.

Additionally, AIU London has continuing accreditation in the U.K. by way of its standing with the British Accreditation Council for Independent Further and Higher Education, and this accreditation is valid until April 2013. AIU London is registered in England with Companies House, No: 1373237.

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

Many of our students require assistance in financing their education. Our U.S. schools and AIU London are approved to participate in the U.S. Department of Education’s Title IV federal aid programs. Our schools also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces, education benefits administered by the Department of Veterans Affairs and other alternative funding sources. Our schools that participate in federal and state financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

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

Students at our schools may receive grants, loans and work-study opportunities to fund their education under the Title IV Programs described in the sections below, although not all of our schools participate in each of these programs. In addition, some students at our schools receive education related benefits pursuant to certain programs for veterans and military personnel, the most significant of which are described further below.

Federal Student and Parent Loans

ED’s major form of aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“Direct Loan”) Program. Direct Loans are loans made directly by the U.S. Government to students or their parents. The Direct Loan program offers Federal Stafford, Federal Parent PLUS, Federal Grad PLUS and Federal Consolidation Loans. Prior to July 1, 2010, students attending CEC institutions utilized loans made under the

Federal Family Education Loan (“FFEL”) Program in addition to Direct Loans. The FFEL Program was eliminated March 30, 2010. The law provided that after June 30, 2010 Federal Stafford and Federal PLUS Loans may only be made through the Direct Loan program.

Federal Stafford Loans (“Stafford Loans”), which may either be subsidized or unsubsidized, are loans made to our students directly from the federal government. Students who have demonstrated financial need may be eligible to receive a subsidized Stafford Loan, with ED paying the interest on this loan while the student is enrolled at least half-time in school. As part of the Budget Control Act of 2011, beginning July 1, 2012, graduate/professional students receiving subsidized Stafford loans are no longer eligible for the interest subsidy on their student loans while they are in school. Students who do not demonstrate financial need may be eligible to receive an unsubsidized Stafford Loan. The student is responsible for the interest on an unsubsidized Stafford Loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford Loan may also be eligible to receive an unsubsidized Stafford Loan.

A student is not required to meet any specific credit scoring criteria to receive a Stafford Loan, but any student with a prior Stafford Loan default or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible. ED has established maximum annual and aggregate borrowing limits for Stafford Loans.

A Federal PLUS Loan, including both the Federal Parent PLUS and the Federal Grad PLUS, is a loan made to either the parents of dependent students or graduate students. Parents and graduate students who have an acceptable credit history may borrow through the Federal PLUS Loan program to pay the education related expenses of a child who is a dependent or a graduate student enrolled at least half-time at our eligible schools. The amount of a Federal PLUS Loan cannot exceed the student’s cost of attendance less all other financial aid received.

Federal Perkins Loan Program (“Perkins Loans”) are made from a revolving institutional account, 75% of which is a Federal Capital Contribution from ED and the remainder of which is funded by the educational institution. Each institution is responsible for determination, disbursements, collections and servicing of the Federal Perkins Loans. Currently, only CTU participates in the Federal Perkins Loan program.

Federal Pell Grant and Federal Supplemental Education Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. Effective in April 2011, federal budget cuts that were part of a continuing resolution authorizing ongoing federal spending permanently eliminated, beginning with the 2011-12 award year, year-round Pell Grant awards that allowed our students attending classes year around, without breaks, to receive the same level of Pell funds to cover their accelerated course schedules as students taking traditional summer breaks. The continuing resolution maintained the $5,550 maximum annual Pell Grant. However, because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is believed to be a target for further reduction by Congress. FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per award year for the neediest students. Our institutions are required to provide matching funding for FSEOG awards that represent not less than 25% of the total FSEOG award to be received by eligible students. The matching may be accomplished through institutional, private and/or state funds.

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

Veteran’s Benefits Programs

Some of our students who are veterans use their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (“Post-9/11 GI Bill”), to cover their tuition. Certain of our students are also eligible to receive funds from other education assistance programs administered by the Department of Veterans Affairs.

The Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty since September 11, 2001, including reservists and members of the National Guard. As originally passed, the Post-9/11 GI Bill provided that eligible veterans could receive benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran was enrolled. In addition, veterans who were enrolled in classroom-based programs or “blended programs” (programs that combine classroom learning and distance learning) could receive monthly housing stipends, while veterans enrolled in wholly distance-based programs were not entitled to a monthly housing stipend. The provisions regarding education benefits for post-9/11 veterans took effect August 1, 2009. The Post-9/11 GI Bill also increased the amount of education benefits available to eligible veterans under the pre-existing Montgomery GI Bill. The legislation also authorized expansion of service members’ ability to transfer veterans’ education benefits to family members.

On January 4, 2011, President Obama signed the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) which amends the Post-9/11 GI Bill in several pertinent respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance) rather than the charges established by the institution, and it replaces the state-dependent benefit cap with a single national cap of $17,500. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most Improvements Act changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment, and other education costs.

U.S. Military Tuition Assistance

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense (“DoD”). Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary institutions that are accredited by accrediting agencies that are recognized by ED. Each branch of the armed forces has established its own rules for the tuition assistance programs of DoD.

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at proprietary institutions. In August 2010, DoD issued proposed regulations that would increase oversight of educational programs offered to active duty service members. The proposed rules would require all institutions to sign a Memorandum of Understanding (“MOU”), outlining certain commitments and agreements between the institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU would require an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Institutions were required to sign the MOU by March 30, 2012. Our institutions utilizing tuition assistance have signed DoD’s standard MOU.

2012 Executive Order Regarding Military and Veterans Education Benefits

On April 27, 2012, President Obama issued an executive order regarding the establishment of principles for educational institutions receiving funding from federal military and veterans educational benefits programs, including those provided by the Post-9/11 GI Bill and Uniform Tuition Assistance Program of the DoD. The executive order requires DoD, the Department of Veterans Affairs and ED to establish and implement “Principles of Excellence” to apply to educational institutions receiving such funding. The goals of the Principles are broadly stated in the order and relate to disclosures of costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Various implementation mechanisms are included and the Secretaries of Defense and Veterans Affairs, in consultation with ED and the Director of the Consumer Financial Protection Bureau, submitted a plan to strengthen enforcement and compliance in July 2012. These Principles could increase the cost of delivering educational services to our military and veteran students.

Alternative Student Financial Aid Sources

The financial aid available to our students under Title IV Programs and state programs may be less than the tuition costs at certain of our U.S. schools. In 2012, many students secured private loans to finance a portion of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under any of the Title IV Programs.

The fees and interest rates on these private loans are generally higher than Title IV education loans. These fees and interest rates also vary depending on the student’s or co-borrower’s credit history, with fees and interest rates lower for those with better credit histories.

A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. The student, or the student and a co-borrower, must meet the credit criteria established by the financial institution to receive these loans. Each financial institution establishes its own credit criteria and loan limits. Students and co-borrowers generally can borrow an amount equal to the student’s cost of attendance less all other financial aid received. SLM Corporation or its subsidiaries (collectively known as “Sallie Mae”) and Wells Fargo Education Financial Services provided the majority of non-recourse private loans to our students in our U.S. schools during the year ended December 31, 2012.

Sallie Mae discontinued offering new non-recourse private student loans to students attending our U.S. schools effective November 30, 2012. Sallie Mae has committed, however, to providing access to private loans for students actively attending such that they could continue to receive funding through the remainder of their program. Due to tightening lending standards, in 2008 we began to offer funding alternatives for eligible students in place of a recourse program that had previously been provided by Sallie Mae. We decided to provide extended payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students the opportunity to attend our schools. In early 2011, we discontinued our internal extended financing program. As of 12/31/2012, we have approximately $4.4 million outstanding related to our extended payment plan programs as reflected in our current and non-current student receivables, net of allowance for doubtful accounts and deferred tuition revenue, on our consolidated balance sheet.

Increased Scrutiny of the Private, Postsecondary Education Sector

Over the past several years, Congress, ED, states, accrediting agencies and the media have increased their scrutiny on the private, postsecondary education sector. This includes a focus on issues surrounding student debt.

Various Congressional hearings and roundtable discussions have been held, beginning in June 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) and other Congressional members and committees regarding various aspects of the education industry. In July 2012, the HELP Committee released a report analyzing information requested from 30 companies operating proprietary schools (including us and other publicly traded companies providing proprietary postsecondary education services). The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services and are responsible for high levels of student debt and loan defaults, among other things, and called for increased disclosure of information about student outcomes at for-profit colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90-10 Rule (discussed below) to prohibit these institutions from receiving more than 85 percent of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements and other measures ostensibly to protect students and taxpayers.

In addition, over the past two years, various members of Congress have proposed legislation that if adopted would affect our business. All of these activities may lead to adverse legislation, additional ED, state or accrediting agency regulations, additional negative media coverage or further federal or other investigations of the private, postsecondary education industry. Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The U.S. Congress commenced hearings and other examinations of the proprietary educational sector that have resulted in adverse publicity and could result in adverse legislation or other regulatory action.”

Legislative Action and Recent ED Regulatory Initiatives

The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program.

The Higher Education Opportunity Act (“HEOA”) was the most recent reauthorization of the HEA and was signed into law on August 14, 2008. It was immediately effective for many items with others effective in subsequent years. The HEOA authorized increases in the Federal Pell Grants, changed certain grant eligibility requirements, expanded Stafford Loan deferment options, provided changes to needs analysis, changed treatment of Veterans Administration benefits effective with the 2010-11 award year and revised many of the regulations governing an institution’s eligibility to participate in Title IV Programs. Current authorization of the HEA is due to expire at the end of 2013. The HELP Committee report and the increased scrutiny of the private, postsecondary education sector (discussed above) could lead to significant regulatory changes in connection with the upcoming reauthorization of the HEA.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. For example, in October 2010 ED issued new regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to, state authorization; gainful employment; compensation for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; and definition of credit hours. With minor exceptions, these regulations became effective July 1, 2011. These new regulations have had a significant impact on our business and have required us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations. Additional regulatory initiatives by ED or other agencies that regulate our schools could have similar significant impacts on our business and costs of compliance.

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

Gainful Employment

Under the HEA, proprietary schools are eligible to participate in Title IV Programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment.

These rules require proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate and median loan debt of program completers beginning July 1, 2011. These disclosures have increased our administrative burdens and costs and could impact student enrollment, persistence and retention.

Two additional significant sections of these regulations were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The rules purported to define – for the first time – the standards to measure “preparation for gainful employment in a recognized occupation” for purposes of determining whether a program would be Title IV eligible. The rule established three annual standards related to student loan borrowing by which gainful employment was to be measured for each academic program of study: (i) percentage of federal Stafford loans made to former students, who entered repayment during the cohort period, whereby principal is being actively paid down in the most recent federal fiscal year, (ii) ratio of discretionary income to annual student loan payments for the program’s completers and (iii) ratio of actual earnings to annual student loan payments for the program’s completers. In addition, the rule as initially adopted required institutions to notify ED at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations, and in some cases, would have required that ED approve the program.

We cannot predict whether the gainful employment regulations will ultimately be upheld or altered as a result of the court’s decision. To the extent that the regulations are upheld on appeal or revised to retain provisions that still adversely affect the eligibility of the programs we offer, our business could be materially and adversely impacted.

Pending Regulatory Initiatives

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

On November 1, 2012, final rules addressing student loan issues were released and will take effect July 1, 2013. These final regulations implement a new income-contingent repayment plan in the Direct Loan program based on the President’s “Pay As You Earn” repayment initiative, incorporate recent statutory changes to the income-based repayment plan in the Direct Loan and FFEL programs, and streamline and add clarity to the total and permanent disability discharge process for borrowers in loan programs under Title IV of the HEA. These final regulations implementing a new income-contingent repayment plan and the statutory changes to the income-based repayment plan will assist borrowers in repaying their loans while the changes to the total and permanent disability discharge process will reduce burden for borrowers who are disabled and seeking a discharge of their Title IV Program debt. We do not expect these rules to have a material effect on our business.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

To be eligible to participate in Title IV Programs, an institution must comply with the HEA and regulations thereunder that are administered by ED. We and our schools are subject to audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by ED and federal and state regulatory agencies, accrediting agencies, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, or other regulatory requirements applicable to us or our schools. If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, provisional certification or other civil or criminal penalties. In addition, if ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine.

We have several such matters pending against us at one or more of our schools. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for further discussion of certain of these matters, including that in December 2011 ED moved all of our institutions from what is called the Advance Method of Payment of Title IV funds to what is called Heightened Cash Monitoring 1, or HCM1, status. Although our prior practices substantially conformed to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the HEA or related regulations, ED may impose monetary or program level sanctions, or transfer our schools to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment of Title IV Program funds, which would result in a significant delay in receiving those funds.

The HEA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to ED for review.

“90-10 Rule”

Under a provision of the HEA commonly referred to as the “90-10 Rule,” any of our U.S. schools or Office of Postsecondary Education Identifier numbers (“OPEIDs”) that, on modified cash basis accounting, derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. If an OPEID does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in the Title IV Programs for at least two fiscal years. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. If the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students was increased by $2,000. The HEOA provided temporary 90-10 Rule relief from this increase by permitting institutions to count the additional $2,000 in Stafford loans dispersed before July 1, 2011 as revenue not derived from Title IV Programs. The expiration of the temporary relief in the HEOA with respect to unsubsidized Stafford loans as of July 1, 2011 and several other factors have adversely affected our schools’ 90-10 Rule percentages in 2011 and 2012, including the increase in Title IV Program aid availability, budget-related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped schools in our industry to comply with the 90-10 Rule.

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

The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix, and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule.

Because of the increases in Title IV Program student loan limits and grants in recent years, we believe that many proprietary institutions are experiencing difficulty with respect to 90-10 Rule compliance. In our view, one potential unintended consequence of this pressure is higher tuition rates. This is because one of the more effective methods of reducing the 90-10 Rule percentage is to increase tuition prices above the applicable maximums for Title IV Program student loans and grants, requiring students to seek other sources of funding to pay eligible tuition and fees in order to reduce the percentage of revenue from Title IV sources. However, this consequence directly undermines the shared interest in promoting affordable postsecondary education. Although modification of the rule could limit this undesirable impact on tuition, there is no assurance that Congress will address this problem by modifying the rule or will address it in a manner that timely and favorably impacts compliance by our institutions. We have adjusted tuition at several of our campuses and programs that are under pressure to comply with the 90-10 Rule, which could adversely affect our enrollment and our cohort default rates.

For our 2012 fiscal year, our preliminary review of our institutions’ 90-10 Rule percentages results in none of our OPEIDs exceeding the 90% limit for the 2012 fiscal year. For our 2011 fiscal year, six of our OPEIDs (representing 16 campus locations) had 90-10 Rule percentages above 90%. Ten out of the 16 campus locations that comprise these six OPEIDs are in the process of a teach-out previously announced in 2012. The six institutions that exceeded the 90-10 Rule limit in 2011 were placed on provisional certification for two years in accordance with the rule’s requirements. While ED has broad discretion to impose additional sanctions on institutions that fail the 90-10 Rule limit, there is only limited precedent available to predict what those additional sanctions might be, particularly in the current regulatory environment.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our U.S. schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from Title IV Programs is too high,” for additional information regarding risks relating to the 90-10 Rule.

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. This is determined by an institution’s cohort default rate which is calculated on an annual basis as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The applicable cohort default rate for each cohort has been the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by ED approximately 12 months after the end of the measuring period. Thus, in September 2012, ED published the two-year cohort default rates for the 2010 cohort, which measured the percentage of students who first entered into repayment during the federal fiscal year ended September 30, 2010 and defaulted prior to September 30, 2011. As discussed below, the measurement period for the cohort default rate is transitioning to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2009 cohort were also published by ED in September 2012.

If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, all of our institutions have implemented a 30-day delay for such disbursements. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will no longer be eligible to participate in the Direct Loan or Pell Grant programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED.

As mentioned above, the cohort default rate requirements were modified by the HEOA enacted in August 2008 to increase by one year the measuring period for each cohort. In September 2012, ED published the official three-year cohort default rates in addition to the two-year rates. Beginning with the 2009 cohort, if an institution’s three-year cohort default rate exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. One of our institutions, Sanford-Brown College in McLean, VA, had a three-year rate in excess of 30% for the 2009 cohort. During December of 2012, we announced that we will be teaching out that campus. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV Programs.

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

The consequences applicable to two-year cohort default rates will continue to apply through calendar year 2013 for the 2011 cohort.

The cohort default rates of our schools have generally been increasing over the past several years and we believe this is due to the challenging economic climate and changes in the manner in which student loans are serviced. The July 2010 elimination of the FFEL Program, under which private lenders originated and serviced federally guaranteed student loans, and the resulting migration of all federal student loans to the Federal Direct Loan Program under which the federal government lends directly to students, could adversely impact loan repayment rates and our schools’ cohort default rates, if the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFEL Program. In addition, the majority of the loans previously made under the FFEL Program have been sold to ED as part of the “Ensuring Continued Access to Student Loans Act of 2008” (“ECASLA”), pursuant to which private lenders providing federal loans under the FFEL Program were afforded the ability to sell (or “PUT”) loans to ED as a means to ensure lender liquidity and students’ continued access to federal loans. PUT loans and those originated through the Direct Loan program are now serviced by ED’s preferred student loan servicers and are subject to the servicing requirements under ED’s contractual arrangements. Initial review of reporting provided by ED related to PUT loan repayment performance has demonstrated a combination of record keeping errors and a significant increase in default rates relative to FFEL serviced loans during the same period.

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

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our U.S. schools could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if their student loan cohort default rates are greater than the standards set by ED,” for additional information regarding risks relating to cohort default rates.

In September 2012, ED released the first official three-year cohort default rates for the 2009 cohort. A listing of the official 2009 and trial 2007-2008 three-year cohort default rates, as well as the 2008-2010 two-year cohort default rates, for each of our main and additional (branch) campus locations for regulatory purposes is provided in the table below. The trial 2007-2008 three-year cohort default rates are unofficial, were provided by ED for information only, and no sanctions will result from these rates. Further, because these are unofficial rates with no consequences, ED did not allow schools to challenge or appeal the rates and the data underlying them. ED also stated that the trial 2007 rates did not reflect certain adjustments that ED would normally have made if it were issuing official cohort default rates (for example, fewer than 30 borrowers in a cohort, low participation, mergers, recalculations due to appeals, and other adjustments).

COHORT DEFAULT RATE TABLE

	Cohort Default Rates
	3-year rate			2-year rate
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2009	2008 (trial)	2007 (trial)	2010	2009	2008
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	27.4%	21.5%	19.7%	14.1%	18.7%	12.3%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	21.5%	20.7%	17.1%	12.8%	14.3%	12.1%

Brooks Institute
Santa Barbara, CA (Ventura, CA)	16.1%	12.2%	6.7%	9.4%	10.6%	4.4%

Brown College
Mendota Heights, MN (Brooklyn Center, MN)	21.4%	12.8%	14.9%	8.5%	12.9%	3.4%

California Culinary Academy
San Francisco, CA	19.8%	15.4%	9.4%	15.7%	12.0%	2.4%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	25.0%	23.1%	22.3%	13.2%	16.4%	12.4%

Harrington College of Design
Chicago, IL	12.2%	12.0%	7.7%	7.7%	8.0%	4.1%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College, Phoenix, AZ)	28.6%	22.6%	15.7%	15.3%	17.6%	7.7%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts Orlando, FL; Sanford-Brown College, Portland, OR)	26.9%	20.2%	17.2%	17.0%	16.1%	8.2%

	Cohort Default Rates
	3-year rate			2-year rate
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2009	2008 (trial)	2007 (trial)	2010	2009	2008

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	28.8%	22.0%	13.3%	18.7%	15.9%	6.7%
Pasadena, CA (Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL;and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	20.7%	14.9%	8.4%	16.2%	9.6%	2.0%
Portland, OR (Tucker, GA; Mendota Heights, MN)	23.9%	19.8%	12.5%	13.7%	12.0%	5.5%
Scottsdale, AZ (includes Online) (Miramar, FL; Cambridge, MA; Las Vegas, NV)	26.4%	20.0%	17.0%	17.8%	12.2%	4.8%

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	28.3%	18.6%	12.1%	14.0%	18.1%	3.5%

Missouri College
Brentwood, MO	22.2%	20.0%	16.4%	10.4%	11.4%	4.1%

Sanford-Brown College
Atlanta, GA (Austin, TX; Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	28.4%	24.7%	20.8%	13.9%	18.5%	9.8%
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	26.3%	27.4%	24.6%	17.7%	14.2%	11.4%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	23.9%	27.2%	19.7%	10.5%	16.2%	12.5%
Farmington, CT	22.5%	28.5%	24.9%	14.6%	12.6%	13.0%
Fenton, MO (St. Peters, MO)	26.9%	20.9%	23.0%	14.0%	16.2%	6.9%
McLean, VA	31.5%	25.4%	25.3%	17.9%	18.9%	10.1%

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	27.5%	20.5%	20.5%	14.5%	16.7%	7.9%
Pittsburgh, PA (Wilkins Township, PA)	24.4%	15.4%	22.3%	14.6%	15.0%	6.5%
White Plains, NY	27.7%	22.1%	24.6%	21.8%	15.2%	9.2%

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	26.6%	18.6%	21.9%	17.5%	15.5%	13.6%

Financial Responsibility Standards

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if a school undergoes a change in control or under other circumstances. ED also may apply the tests to the parent company of our schools, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2011 was 2.3. Recent profitability declines have placed downward pressure on our financial responsibility composite scores for the year ended December 31, 2012, and are expected to continue to do so for the year ended December 31, 2013. Our preliminary calculation of the composite score for the consolidated entity for the year ended December 31, 2012 is 1.6, which is considered financially responsible without conditions or additional oversight. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity, Financial Position and Capital Resources,” for more information regarding our efforts to comply with ED’s standards of financial responsibility. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – A failure to demonstrate ‘financial responsibility’ or ‘administrative capability’ would have negative impacts on our operations,” for additional information regarding risks relating to the financial responsibility standards.

Return and Refunds of Title IV Program Funds

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner.

The portion of tuition and registration fee payments received from students but not yet earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheets; as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that we are not entitled to retain, pursuant to applicable federal and state law and accrediting agency standards and our refund policy. The amount of funds to be refunded on behalf of a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of the student’s withdrawal date. Such refunds typically result in a reduction to deferred tuition revenue and cash on our consolidated balance sheets, because generally, we do not recognize tuition revenue in our consolidated statements of income and comprehensive income until related refund provisions have lapsed.

Institutions are required to return funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program refunds that were paid or should have been paid by the institution during its prior fiscal year. As of December 31, 2012, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

Change of Ownership or Control

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

Opening New Schools, Start-up Campuses, and Adding Educational Programs

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

In addition to ED regulations, certain of the state and accrediting agencies with jurisdiction over our schools have requirements that may affect our ability to open a new school, open a start-up branch campus or location of one of our existing schools, or begin offering a new educational program at one of our schools. If we establish a new school, add a new branch start-up campus, or expand program offerings at any of our schools without obtaining the required approvals, we would likely be liable for repayment of Title IV Program funds provided to students at that school or branch campus or enrolled in that educational program, and we could also be subject to sanctions. Also, if we are unable to obtain the approvals from ED, applicable state regulatory agencies, and accrediting agencies for any new schools, branch campuses, or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to grow our business would be impaired and our financial condition, results of operations and cash flows could be materially adversely affected.

Administrative Capability

ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV Program funds, timely submission of accurate reports to ED and various other procedural matters. If an institution fails to satisfy any of ED’s criteria for administrative capability, ED may require the repayment of Title IV Program funds disbursed by the institution, place the institution on provisional certification status, require the institution to receive Title IV Program funds under another funding arrangement, impose fines or limit or terminate the participation of the institution in Title IV Programs.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments

An institution participating in Title IV Programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. Many of these restrictions were the result of new regulations issued in October 2010 which became effective July 1, 2011. These restrictions required us to terminate certain compensation payments to our affected employees and to implement changes in contractual and other arrangements with third parties to change structures formerly allowed under ED rules, and therefore have had a significant impact on our ability to compensate, recruit, retain and motivate affected admissions and other affected employees as well as on our business arrangements with third-party lead generators and other marketing vendors.

Further, ED’s laws and regulations regarding this rule do not establish clear criteria for compliance in all circumstances. If ED determined that an institution’s compensation practices violated these standards, ED could subject the institution to monetary fines, penalties or other sanctions.

Substantial Misrepresentation

The HEA prohibits an institution participating in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with ED. Under ED’s rules, a “misrepresentation” is any statement (made in writing, visually, orally or otherwise) made by the institution, any of its representatives or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive, and a “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions’ employees or service providers may make statements that could be construed as substantial misrepresentations. If ED determines that one of our institutions has engaged in substantial misrepresentation, ED may revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV Programs; the institution could also be exposed to increased risk of action under the federal False Claims Act.

Eligibility and Certification Procedures

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

ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution’s access to Title IV Program funds. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements. Several of our institutions are currently on provisional certification: Briarcliffe College (open ED program reviews); Sanford-Brown College – Boston and Le Cordon Bleu College of Culinary Arts – Scottsdale (administrative capability); and our Sanford-Brown institutions in Atlanta, GA, Boston, MA, Farmington, CT, Fenton, MO and McLean, VA, as well as Missouri College (90-10 Rule percentages above 90% in fiscal 2011).

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

Federal regulatory requirements cover virtually all phases of the operations of our U.S. schools, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions or openings of new institutions, additions of new educational programs, closure or relocation of existing locations and changes in corporate structure and ownership. ED is our primary federal regulator pursuant to the HEA.

A significant portion of our U.S.-based students rely on Title IV Programs, and we derive a substantial portion of our revenue and cash flows from Title IV Programs. For example, for the fiscal year ended December 31, 2012, approximately 91% of our U.S.-based students who were in a program of study at any date during that year participated in student aid and loans under Title IV Programs, which resulted in Title IV Program cash receipts recorded by the Company of approximately $1.0 billion.

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

Findings or allegations of noncompliance may subject us to qui tam lawsuits under the Federal False Claims Act, under which private plaintiffs seek to enforce remedies on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit, the costs of which may be significant.

A failure to demonstrate “financial responsibility” or “administrative capability” would have negative impacts on our operations.

Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy a quantitative standard of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. These tests provide three individual scores that are converted into a single composite score. If an institution does not achieve a sufficiently high composite score, it will be subject to additional monitoring and reporting procedures, the costs of which may be significant; being transferred from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status) or to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment; a requirement to submit an irrevocable letter of credit to ED in an amount equal to 10-100% of the Title IV Program funds that the institution received during its most recently completed fiscal year; or provisional certification for up to three years; depending on the level of its composite score and ED’s discretion. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Financial Responsibility Standards,” for more information about the quantitative standard of financial responsibility and the alternative ways an institution may establish eligibility to continue to participate in Title IV Programs. ED has significant discretion in determining the applicable monitoring and reporting procedures, the amount of any required letter of credit and the terms of any provisional certification.

All of our institutions are currently subject to HCM1 status (see Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements). If any of our institutions become subject to the “reimbursement” or HCM2 methods of payment, the institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which would result in a significant delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances. If our existing cash balances are insufficient to sustain us through this transition period, we would need to pursue other sources of liquidity, which may not be available or may be costly.

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if a school undergoes a change in control or under other circumstances. ED also may apply the tests to the parent company of our schools, and to other related entities. A composite score of at least 1.5 is considered financially responsible without conditions or additional oversight. Our composite score for the consolidated entity for the year ended December 31, 2011 was 2.3. Recent profitability declines have placed downward pressure on our financial responsibility composite scores for the year ended December 31, 2012, and are expected to continue to do so for the year ended December 31, 2013. Our preliminary calculation of the composite score for the consolidated entity for the year ended December 31, 2012 is 1.6. The Company continuously monitors compliance with ED’s standards of financial responsibility. To the extent the future operating results of the Company decline more than is anticipated in 2013, it may require us to seek further cost reductions, raise equity, sell assets or implement other significant changes to our business to remain compliant with the annual financial responsibility tests. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

The U.S. Congress commenced hearings and other examinations of the proprietary educational sector that have resulted in adverse publicity and could result in adverse legislation or other regulatory action.

Various Congressional hearings and roundtable discussions have been held, beginning in June 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) and other Congressional members and committees regarding various aspects of the education industry, including accreditation matters, student debt, student recruiting, student success and outcomes and other matters. This has led to the release of various governmental reports and negative publicity about these topics (and in particular student debt). We expect this to continue.

In July 2012, the HELP Committee released a report analyzing information requested from 30 companies operating proprietary schools (including us and other publicly traded companies providing proprietary postsecondary education services). The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services and are responsible for high levels of student debt and loan defaults, among other things, and called for increased disclosure of information about student outcomes at for-profit colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90-10 Rule (discussed below) to prohibit these institutions from receiving more than 85 percent of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements and other measures ostensibly to protect students and taxpayers.

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

These activities along with the more recent focus on U.S. debt levels and deficit spending may lead to adverse legislation as part of the HEA reauthorization or independently, additional new ED or other regulatory requirements, additional negative media coverage, federal or other investigations of the proprietary postsecondary education industry, or third-party litigation related to information arising from these activities, which may affect our participation in Title IV Programs or other aspects of our business. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the Consumer Financial Protection Bureau (“CFPB”) to implement various federal consumer financial laws, and granted direct supervisory authority to the CFPB over, among others, providers of private education loans as that term is defined in the Truth in Lending Act. Dodd-Frank also expands existing prohibitions against unfair or deceptive practices in the Federal Trade Commission Act to prohibit abusive practices.

Current authorization of the HEA is due to expire at the end of 2013. The HELP Committee report, the increased scrutiny of the for-profit, postsecondary education sector and the ongoing policy differences in

Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the HEA or otherwise, and many of these changes are likely to be adverse to postsecondary schools generally or for-profit schools specifically.

If any laws or regulations are adopted that limit or terminate our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business could be adversely and materially impacted. Congressional or other regulatory action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income.

ED rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. These new regulations often have a significant impact on our business and require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations.

For example, in October 2010 ED issued new regulations which were generally effective July 1, 2011 pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to, state authorization; gainful employment; compensation for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; and definition of credit hours. Many of the new regulations focused almost exclusively on the for-profit education sector. The new regulations have adversely affected student recruitment and enrollment, resulted in changes in and the elimination of certain educational programs, and required a large number of reporting and operational changes. The new compensation regulations required us to terminate certain compensation payments to our affected employees and to implement changes in contractual and other arrangements with third parties to change structures formerly allowed under ED rules, and therefore have had a significant impact on our ability to compensate, recruit, retain and motivate affected admissions and other affected employees as well as on our business arrangements with third-party lead generators and other marketing vendors. These changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict.

Many aspects of the new gainful employment regulations were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. See Item 1, “Business – Legislative Action and Recent ED Regulatory Initiatives – Gainful Employment,” for more information about the gainful employment regulations and the court’s decision. In addition, certain aspects of the state authorization, misrepresentation and incentive compensation regulations have been invalidated by court rulings. We cannot predict whether these regulations will ultimately be upheld or altered as a result of the court decisions. Although these rules were invalidated, the rationale for the court decisions in large part related to issues with the rulemaking process, not with ED’s rulemaking authority. To the extent that the regulations are upheld on appeal or revised to retain provisions that still adversely affect the eligibility of the programs we offer, our business could be materially and adversely impacted. Further, the confirmation of ED’s rulemaking authority may result in it taking even more aggressive positions in the future to curtail the growth of proprietary education.

Future regulatory actions by ED or other agencies that regulate our schools are likely to occur and to have similar significant impacts on our business and costs of compliance, as has been the case with past regulatory changes. As mentioned above, the HELP Committee report, the increased scrutiny of the private, postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the HEA, and many of these changes are likely to be adverse to postsecondary schools generally or proprietary schools specifically.

We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred over the past few years, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.

Our U.S. schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from Title IV Programs is too high.

Any of our U.S. schools or OPEIDs (which stands for Office of Postsecondary Education Identification number) may lose eligibility to participate in Title IV Programs if, on modified cash basis accounting, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under the 90-10 Rule, an OPEID that derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. In addition, if the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

Several factors have adversely affected our schools’ 90-10 Rule percentages in 2011 and 2012, and we expect this negative impact to continue in 2013. We have implemented various measures intended to reduce the percentage of our institution’s cash basis revenue attributable to Title IV Program funds, but they have had only limited impact to date and there is no assurance that they will be adequate to prevent our schools’ 90-10 Rule percentages from exceeding 90% in the future. One such measure is delaying the disbursement and subsequent receipt of Title IV Program funds. During 2012, we delayed receipt of approximately $24.3 million of Title IV funds to help our institutions comply with the 90-10 Rule for fiscal 2012. We have adjusted tuition at several of our campuses for programs that are under pressure to comply with the 90-10 Rule, which could adversely affect our enrollment and our cohort default rates. The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by ED involving us could require a significant amount of resources.

For our 2012 fiscal year, our preliminary review of our institutions’ 90-10 Rule percentages results in none of our OPEIDs exceeding the 90% limit. For our 2011 fiscal year, six of our OPEIDs (representing 16 campus locations) had 90-10 Rule percentages above 90%. Ten out of the 16 campus locations that comprise these six OPEIDs are in the process of a teach-out previously announced in 2012. The six institutions that exceeded the 90-10 Rule limit in 2011 were placed on provisional certification for two years in accordance with the rule’s requirements. While ED has broad discretion to impose additional sanctions on institutions that fail the 90-10 Rule limit, there is only limited precedent available to predict what those additional sanctions might be, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as part of the provisional certification and the institutions’ continued participation in Title IV Programs. These conditions may include, among other things, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting. Should an institution become subject to such provisional certification at the time that its program participation agreement expires, the effect on the institution’s recertification or its continued eligibility to participate in Title IV Programs pending recertification is uncertain. Two of the six institutions on provisional certification for 90-10 Rule percentages above 90% for 2011 have program participation agreements set to expire before the end of 2013.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations ‘90-10 Rule,’” for more information about the 90-10 Rule, the factors which have adversely affected our ability to comply, the measures we have implemented to improve our compliance and the OPEIDs which are on provisional certification.

If any of our institutions lose eligibility to participate in Title IV Programs due to violation of the 90-10 Rule, such institutions’ operating and financial results would be materially adversely affected. Efforts to reduce the 90-10 Rule percentage for our institutions, especially if the percentage exceeds 90% for a fiscal year, have and may in the future involve taking measures that involve interpretations of the 90-10 Rule that are without clear precedent, reduce our revenue, increase our operating expenses (or any or all of the foregoing, in each case perhaps significantly). If the 90-10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business or teach-out additional campuses in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

Our U.S. schools could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if their student loan cohort default rates are greater than the standards set by ED.

To remain eligible to participate in Title IV Programs, our schools must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The applicable cohort default rate for each cohort has been the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The measurement period for the cohort default rate is transitioning to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2009 cohort were published by ED in September 2012.

If an educational institution’s cohort default rate exceeds the applicable standards, it may be required to delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers, establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate, be subject to provisional certification imposing various additional requirements for participation in Title IV Programs or, depending on the duration or magnitude of the compliance failure, cease participation in Title IV Programs.

The cohort default rates of our schools have generally been increasing over the past several years, and one of our institutions, Sanford-Brown College in McLean, VA, had a three-year rate in excess of the applicable standard for the 2009 cohort. We believe this general increase in cohort default rates is due to the challenging economic climate and changes in the manner in which student loans are serviced. All federal student loans have migrated to the Federal Direct Loan Program under which the federal government lends directly to students. This could adversely impact loan repayment rates and our schools’ cohort default rates, if the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFELP. In addition, the majority of loans previously made by private lenders have been sold to ED and are now serviced by ED’s preferred student loans servicers. Early indications of servicing performance imply that student repayment risk may increase as a result of the transition causing an impact to our institutions’ cohort default rates, which in turn could affect our institutions’ ability to maintain eligibility for Title IV Programs.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – ‘Student Loan Default Rates,’” for more information about cohort default rates, ED’s standards and penalties applicable to the two-year and three-year rates as well as the related compliance transition, the change to federal servicing of student loans and the Company’s rates for each of its institutions.

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

Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could require us to refund amounts received under Title IV Programs or have other adverse outcomes.

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

Any alleged or other purported misrepresentations or actual infractions could result in (a) imposition of monetary fines or penalties, (b) repayment of funds received under Title IV or other federal programs or state financial aid programs, (c) restrictions on or termination of our U.S. schools’ eligibility to participate in Title IV or other federal programs or state financial aid programs, (d) limits on, or result in termination of, our U.S. schools’ operations or ability to grant degrees, diplomas and certificates, (e) restriction or revocation of our U.S. schools’ accreditations, (f) limitations on our ability to open new schools or offer new programs, (g) costly investigations, litigation or other adversarial proceedings, or (h) civil or criminal penalties being levied against us or our schools. Any one of these outcomes could significantly reduce enrollments and revenues of our schools or result in the imposition of significant restrictions on us and our ability to operate, which in turn could materially adversely affect our business, financial condition, results of operations, and cash flows. We may also be required to expend significant resources defending against such claims. Set forth below are current examples of reviews, audits and potential claims we are subject to.

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV Program requirements, identifying any liabilities to ED or students caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, two of potential material non-compliance. The results of this audit are not yet final and may result in a liability to ED. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of this audit and the potential outcome.

We have received information requests from various regulators pertaining to our historical placement determination practices and related matters, including, as previously disclosed, ED, which has advised us that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations in connection with historical placement rates provided by certain of our schools to accrediting bodies, students and prospective students. As also previously disclosed, in December 2011 ED moved all of our institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). Although our existing practices substantially conform to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the HEA or related regulations, ED may impose monetary or program level sanctions, or transfer our schools to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment of Title IV Program funds, under which the institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which would result in a significant delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances. In addition, if ED determines that an eligible institution has violated its misrepresentation regulations with regard to placement rates or other disclosures to students or prospective students, ED may revoke, limit, suspend or deny the institution’s Title IV eligibility, or impose fines.

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

For example, in October 2010 ED issued new regulations which impose requirements on states with regard to their licensure and authorization of postsecondary institutions such as those operated by us. States that did not currently have an approval framework that met ED requirements had to modify their authorization and licensure requirements in order for them to maintain their eligibility to participate in Title IV Programs. State regulatory changes and approval and exemption processes can be lengthy and may be made more difficult and time consuming as a result of state budget challenges, increased pressures on states caused by new federal regulations and staffing shortages. These new requirements went into effect July 1, 2011 and have required our schools to act quickly to a changing state regulatory landscape as they adapt to the new guidelines imposed by ED.

The October 2010 regulations also required that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the October 29, 2010 regulations requiring proof of state approval for online education programs and this ruling was affirmed on appeal. ED may elect to re-introduce a different form of this rule in the future. Our schools offering distance learning have already reached out to various state regulators and have completed additional applications for licensures or confirmed exemptions for their distance learning programs. At this time, even though this specific federal requirement has been invalidated, we expect to continue processing the applications that have been submitted. State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear, and the interpretation of such regulations is generally left to the discretion of state employees or agents. In response to the new ED rules, many states that had not previously regulated delivery of online courses and programs have enacted legislation, regulations or interpretations of existing regulations to specifically address online educational programs, such as those offered by our schools.

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

If one or more of our schools fails to maintain institutional accreditation, if one or more of our accrediting agencies loses recognition by ED, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish and our business would suffer.

Institutional Accreditation. In the U.S., accrediting agencies periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution’s educational programs qualify the school to participate in Title IV Programs. See Item 1, “Business – Accreditation and Jurisdictional Authorizations – Institutional Accreditation” and – “Compliance Monitoring by Accrediting Agencies.”

The failure to comply with accreditation standards will subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation or an action to suspend an institution’s accreditation or a program’s approval. See, for example, the risk factor below regarding minimum placement rate standards. If our schools or programs are subject to accreditation actions or are placed on probationary accreditation status, we may experience additional adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. Any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected school and its students. Such events and any related claims brought against us could have a material adverse impact on our business, reputation, financial condition, results of operations and cash flows.

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field and enable them to sit for certain required professional licensing exams. Those of our programs that do not have such programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, declining enrollments, litigation or other claims from students or suffer other materially adverse impacts, which could result in it being impractical for us to continue offering such programs. As discussed in the risk factor below, programs at several campuses are appealing a withdrawal of accreditation or are subject to a show-cause directive.

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have become a focus of attention by ED over the last few years. If ED ceased to recognize a particular accrediting agency for any reason, our schools that are accredited by that accrediting agency would not be eligible to participate in Title IV Programs beginning 18 months after the date such recognition ceased, unless that accrediting agency was again recognized or our schools that are accredited by that accrediting agency were accredited by another accrediting body recognized by ED. If our schools that are accredited by that accrediting agency became ineligible to participate in Title IV Programs, our business, financial condition, results of operations and cash flows would be materially adversely affected.

Our largest individual institutions are institutionally accredited by HLC, one of the six regional accrediting agencies recognized by ED. As an example of ED’s increased focus on accrediting agencies, in January of 2009, ED staff conducted a review of HLC and developed in partnership with the agency a corrective action plan to address concerns raised by the Office of Inspector General, including concerns about the agency’s review of credit hours among its member institutions. As part of the corrective action plan, HLC was required to file interim reports with the National Advisory Committee on Institutional Quality and Improvement (“NACIQI”) in 2010 and 2011. Effective January 2013, HLC adopted new standards for accreditation that address, among other things, the requirements of the program integrity regulations regarding credit hour calculations.

Almost all of our nationally accredited institutions are institutionally accredited by ACICS and several are jointly accredited by ACCSC and ACICS. As further evidence of ED’s continuing scrutiny of its recognized accreditors, at the June 2011 meeting of NACIQI, ACICS was one of four (out of seven) agencies that had applied for a five-year recognition, but instead received only a one year extension of their recognition, during which time the agency must demonstrate full compliance with all of ED’s accreditation standards. ACICS is currently scheduled to appear at the June 2013 NACIQI meeting to demonstrate its compliance with ED’s accreditation standards and seek a longer extension of its recognition.

The focus by the Office of Inspector General and ED on accrediting bodies may make the accreditation review process more challenging for all of our schools when they undergo their normal accreditation review processes in the future and we believe it is impacting the accrediting bodies’ decisions with respect to other requests from and reviews of the institutions they accredit. These occurrences are likely to cause our schools to incur additional costs and/or curtail or modify certain program offerings in order to maintain their accreditation, or become accredited by another accrediting body recognized by ED, which could increase our schools’ operational costs, reduce their enrollments and materially adversely affect our business and results of operations.

Most of our domestic campuses are required to achieve minimum placement standards which have been difficult to achieve.

Our national accreditors, some programmatic accreditors and some state licensing bodies require our domestic campuses and/or programs to achieve placement rates of between 60% and 80% within limited time periods after students have graduated, and many of these standards have been increasing over recent years. During this protracted period of economic slowdown and high unemployment across the U.S., job prospects for many college graduates, regardless of the institution they attend or the degree they have earned, have been diminished as new graduates are facing increased competition from displaced workers with, in some cases, significant work experience. Many graduates, including those who have attended our institutions, have experienced a lengthening of the time it takes to obtain their first full-time, in-field job after graduation. We believe our placement rates have been and will continue to be adversely impacted by current economic conditions until there is improvement in the national and local unemployment rates and a higher rate of job growth. The various minimum placement standards required by our accreditors and state regulators generally do not fluctuate based on economic conditions, although they may take these factors into consideration when determining how to respond to campuses or programs that fail to maintain their minimum standards. In addition, there is a lack of clarity and uniformity in many instances regarding how a placement is defined by our accreditors and state regulators, which contributes to the difficulty and lack of certainty of being in compliance with these minimum placement standards.

Achieving minimum placement standards is dependent upon internal factors as well, such as the efforts of our career services personnel, our ability to provide adequate staffing to achieve desired results, program quality and the effectiveness of our strategies to improve placement rates.

Fifty-five of our 70 ACICS-accredited campuses are subject to increased levels of accreditation oversight because they fell below ACICS’ benchmark placement or retention rate standards for the ACICS 2012 reporting year, 22 of which we are in the process of teaching out. Four of these campuses are on probation by ACICS, three of which we are teaching out. For the 2013 ACICS reporting year, the minimum acceptable placement rate compliance standard is increasing from 47% to 60%, and the benchmark placement rate standard is increasing from 64% to 70%, which is likely to make our compliance with these standards more difficult. The Company’s nine ACCSC-accredited campuses and many of our ABHES-accredited programs are also subject to additional reporting requirements relating to placement rates. In addition, we are appealing the withdrawal of accreditation from three of our ABHES accredited medical assisting programs relating to placement rate matters and three additional campuses are subject to a show-cause directive.

See Item 1, “Business – Accreditation and Jurisdictional Authorizations – Compliance Monitoring by Accrediting Agencies – Employment Placement Rate Standards and Other Student Achievement Outcomes,” for more information about the requirements applicable to our schools and our compliance therewith.

Failure to achieve minimum placement standards could result in a loss of accreditation or state regulatory approvals for the campus as a whole or for specific programs. We have had to cap enrollment in or teach-out certain programs due to low placement opportunities for graduates of those programs, and we expect that we will need to take these steps with respect to more programs and/or campuses if we are unable to place our graduates within the time frames required by the accreditors and states that regulate our institutions. These actions reduce our revenues and therefore could have a material adverse effect on our results of operations, cash flows and financial condition. These actions may also reduce student interest in our programs and/or campuses, which would further negatively impact our business.

We need timely approval by applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand our operations into or within certain states.

We are facing a period of extremely heightened regulatory scrutiny as discussed in other risk factors above. We believe regulatory agencies are generally seeing significant increases in the volume of requests as a result of the industry adjusting to the significant volume of new regulations. Regulatory capacity constraints have resulted in delays to various approvals our institutions are requesting. To open a new school or branch campus, or to establish a new educational program or substantive changes to existing programs, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally. Also, any adverse action taken by ED regarding its recognition of any accrediting agency that accredits our schools or programs could adversely impact our ability to open a new school or branch campus or establish new or changed educational programs. The threat of any adverse action by ED regarding it recognition of any of our accrediting agencies may impact the timing of our accrediting agencies’ review and decision whether to grant approval of our various requests, in particular in areas of current focus by ED. ED and applicable state and accrediting bodies must certify a new school or branch campus for it to be eligible to participate in Title IV Programs.

Risks Related to Our Business

Our financial performance depends on the level of student enrollment in our schools.

We have experienced reduced new student enrollments in recent periods. The continuation of the current protracted economic slowdown and heightened unemployment could further harm our business. Diminished job prospects and heightened financial worries could continue to affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. Conversely, an improving economy and improving job prospects may lead prospective students to choose to work rather than to pursue postsecondary education. Our enrollments could suffer from any of these circumstances.

Enrollment of students at our schools is impacted by many of the regulatory risks discussed above and business risks discussed below. If the costs of Title IV loans increase and if availability of alternate student financial aid decreases, students may decide not to enroll in a postsecondary institution, including our schools. We could experience decreasing enrollments in our schools due to changing demographic trends in family size, overall declines in enrollment in postsecondary schools, job growth in fields unrelated to our core disciplines, immigration and visa laws, or other societal factors.

Reduced enrollments at our schools, for any of the reasons mentioned or otherwise, generally reduces our profitability and is likely to have a negative impact on our business, results of operation, financial condition and cash flows, which, depending on the level of the decline, could be material.

Our long-term strategy and efforts to simplify the organization may not be sufficient to return us to profitability.

During the fourth quarter of 2012, we made the decision to eliminate approximately 900 positions across our domestic campuses and campus support center. This action was a result of further simplifying the organization through the implementation of standardized operating structures, increased efficiencies in how student support services are provided and eliminating redundancies across the organization. We also made the decision to teach out 23 domestic campuses, in furtherance of our strategic imperative of investing in a smaller number of ground-based campuses and to focus on those locations that have the strongest likelihood of delivering strong student outcomes, operational efficiency and strength in the market.

Pursuant to our long-term strategy, we intend to differentiate AIU and CTU and we have developed many initiatives within our career schools to improve enrollments and business results within that business unit. We may not be successful in achieving our strategic imperatives. Our efforts to, for example, differentiate AIU and CTU could result in declining enrollments at either or both institutions. Further, our efforts to simplify the organization and our initiatives within our career schools may not fully achieve the anticipated enrollment and business improvements, efficiencies, cost savings and student outcomes. This could lead to continued losses within our career schools and a lack of growth in our other education groups. If we continue to sustain significant operating losses, our cash flows and financial condition will diminish, which could lead to the need to explore alternative strategic initiatives or could have a material adverse effect on our results of operations, financial condition and cash flows.

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our schools’ ability to attract and retain qualified faculty members and administrators. Many leadership positions within the Company were vacated over the last several years, requiring the transition of leadership roles. This included the appointment of Steven H. Lesnik as President and Chief Executive Officer in addition to his role as Chairman of the Board of Directors. The Board is searching for a long-term CEO to replace Mr. Lesnik, but the success and timing of the search is uncertain. Our failure to fill the CEO position, difficulties in integrating new officers into their roles or our loss of additional key personnel could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management’s attention to operations. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. Additional cost reduction measures due to declining enrollments and the negative publicity surrounding our industry may make it difficult to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us after any period they are contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract, integrate and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

Budget constraints in states that provide state financial aid to our students could adversely affect us and our student population by reducing available financial aid.

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

We and certain of our current and former directors and executive officers have been named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws and claims made by current and former students and employees of our schools. These claims have included a securities class action claim captioned Ross, et al. v. Career Education Corporation, et al. (United States District Court for the Northern District of Illinois) claiming, among other things, that the defendants violated Section 10(b) of the Exchange Act by making material misstatements in and omitting material information from our public disclosures concerning our schools’ employment placement rates and compliance with accreditation standards. In addition, three derivative actions have been filed against some of our current and former directors and executive officers captioned Bangari v. Lesnik, et al. (Circuit Court of Cook County, Chancery Division), Cook v. McCullough, et al. (United States District Court for the Northern District of Illinois) and Alex v. McCullough, et al. (United States District Court for the Northern District of Illinois) alleging among other things, breaches of fiduciary duty and abuse of control by the individual defendants.

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

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our schools. For example, the Chicago Regional Office of the Securities and Exchange Commission is conducting an inquiry pertaining to our previously reported internal investigation of student placement determination practices and related matters. In addition, we have received subpoenas from the Attorneys General of Florida and New York, civil investigative demands from the Illinois and Massachusetts Attorneys General and an investigative demand from the Oregon Attorney General relating to potential non-compliance with applicable state laws and regulations by certain of our schools. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these and other matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties. From time to time, we have such matters pending against us or one or more of our schools.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance will increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects. For example, Congressional hearings and the continuing state attorneys general investigations affecting proprietary schools may spur plaintiffs’ law firm or others to initiate additional litigation against us and other proprietary education providers.

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

Our credit facility and letters of credit are cash-collateralized and therefore may impact our liquidity.

On December 27, 2012, we entered into an $80,000,000 revolving credit facility and borrowed the maximum amount thereunder. The loans under the credit facility are secured by 110% cash collateral. Cash generated by operations may continue to decrease due to lower student enrollments and operating losses and any negative decisions in regulatory proceedings or other legal actions against us may reduce existing available cash balances. These circumstances may affect our agreements and payment terms with vendors, and certain of our vendors may require us to pay for purchases in advance or on less favorable terms or could refuse to do business with us.

When our prior credit agreement expired on October 31, 2012, we had outstanding letters of credit totaling $6.2 million. Effective December 31, 2012, we were required to provide cash that is restricted in use as security for the outstanding letters of credit in the amount of $7.4 million. We may not have the capacity to post required letters of credit we may need in the future for state licensing requirements, if we are required to satisfy ED’s standards of financial responsibility on an alternative basis or for other purposes due to insufficient cash available to provide security for the letters of credit.

If cash generated by operations and existing cash balances are insufficient in the future to support our cash requirements, we would need to pursue other sources of liquidity, if available, such as additional sources of credit which may be more expensive, issuance of stock to new investors or a sale of assets.

We may be compelled to terminate programs or teach out campuses due to declining enrollments or regulatory considerations and therefore may incur costs and expenses associated with closing facilities or other exit activities.

We may face excess capacity if student enrollments continue to decrease or if we decide to terminate the offering of certain programs. We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms in order to effectively manage capacity. We have begun teaching out and capping enrollments in certain programs due to existing regulatory considerations such as minimum placement rate standards and the 90-10 Rule, as well as other factors. We have also made the decision to teach out certain campuses after evaluating a number of factors including, but not limited to: the overall performance of the campus including operating results, new student starts, placement opportunities in the local market, degree of market competition from both for-profit and not-for-profit schools and the existing lease obligation for the campus. Most recently, we announced plans to teach out 23 campuses as part of our strategy to simplify the organization, including the decision to invest in a smaller number of ground-based campuses. Changes in the economy, regulatory environment or unavailability of Title IV Program funds may cause us to terminate additional programs or teach out additional campuses. All of these actions may contribute to significant decreases in enrollments in our continuing programs. Closing facilities or other exit activities involve costs and expenses which can be significant, and therefore affect profitability. For example, see Note 11 “Restructuring Charges” of the notes to our consolidated financial statements for a discussion of such costs in connection with the decisions made in 2012 regarding campus closures and a reduction in work force. Actual costs and expenses involved in closing facilities or other exit activities may be higher than expected and the benefits anticipated may be less due to a number of factors including unanticipated expenses in teaching out campuses and higher than expected lease exit costs.

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

Because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must obtain approval from ED, most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire a domestic institution.

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

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, including long-lived assets, deferred tax assets, goodwill and intangible assets, such as our trade names.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review these assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we may be required to record an impairment charge in the consolidated statements of income and comprehensive income. We determine the fair value of our trade names using a relief from royalty method which is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. To the extent the fair value of the trade name is less than its carrying amount, we record an impairment charge in the consolidated statements of income and comprehensive income. During 2012, we recorded goodwill and trade name impairment charges of $96.5 million (see Note 10 “Goodwill and Other Intangible Assets” of the notes to our audited consolidated financial statements). Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. To the extent known, we incorporate the risks associated with regulatory compliance into the discount rates used to estimate the fair value of each of our reporting units. However, should we encounter unexpected economic conditions or operational results or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including the estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets which could materially adversely affect our financial condition and results of operations.

Furthermore, we believe that our evaluation of deferred tax assets and the need for a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income in the U.S. These estimates are susceptible to change and are dependent on events that may or may not occur. Our assessment of the need for a valuation allowance is material to the assets reported on our consolidated balance sheets and changes in any of the assumptions utilized in this assessment could result in a reduction to our previously recorded deferred tax assets on our consolidated balance sheet if it is more likely than not that our deferred tax asset balances would not be realizable.

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

Postsecondary education is a highly fragmented and competitive field. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to proprietary institutions. Our competitors may have substantially greater financial and other resources than we do. We expect to experience increased competition as more colleges, universities, and other postsecondary education providers increase their online program offerings. A March 2011 NCES report projects that between 2008 and 2019 enrollments in degree-granting postsecondary institutions will increase 17% to 22.4 million students. This projected 11-year growth rate is lower than the 34% increase NCES reported for the 14-year period 1994-2008 of 14.3 million in 1994 to 19.1 million in 2008. Such a decline in the overall growth rate in the postsecondary education sector would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our ability to increase our enrollments. An increase in competition could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively, or cause us to reduce our tuition charges and increase spending for marketing efforts, which could adversely impact our results of operations, financial condition and cash flows.

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

The Americans with Disabilities Act of 1990, or ADA, requires all public accommodations to meet federal requirements for access and use by disabled individuals. Other federal, state, and local laws and regulations also may impose similar or additional accessibility requirements. Typically, our real estate leases require us to pay any costs necessary to comply with all laws, including these accessibility laws, for our premises, which may include restaurants at our culinary schools, in addition to classroom and office space. Our real estate leases require the landlord to comply with ADA requirements to the access into the building and the parking areas. In opening new schools or when reconfiguring and/or expanding existing schools, we must build out the premises to satisfy accessibility requirements with the ADA in those construction activities. If any of our premises are not compliant with the ADA, we could face fines, litigation by private litigants, and orders to correct any non-complying features.

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

•	failure of certain of our schools to meet minimum placement rates established by our schools’ accreditors;

•	failure of certain of our institutions to maintain compliance under the 90-10 Rule or with financial responsibility standards;

•	loss of key personnel;

•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;

•	negative media coverage of the proprietary education industry;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors, or the extent of analyst coverage of our company;

•	decisions by any significant investors to reduce their investment in us;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including declining enrollments; changes in ED, state laws and regulations and accreditation standards; or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible or long-lived assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods; and

•	general economic conditions.

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

Almost all of our campus locations are leased. As of January 31, 2013, we leased approximately 5.4 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to 16 years. As of January 31, 2013, we leased approximately 0.6 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from three to seven years. As of January 31, 2013, we owned approximately 118 thousand square feet of real property at the following campuses:

•	American InterContinental University and Sanford-Brown College, Houston, Texas – Corporate and Other

•	Le Cordon Bleu College of Culinary Arts in Chicago, Chicago, Illinois – Culinary Arts segment

•	INSEEC Bordeaux, Bordeaux, France – International segment

See Item 1, “Business,” for a table listing each of our campus locations. The listing excludes assets of discontinued operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of Common Stock
	High	Low
2012
First quarter	$12.41	$7.10
Second quarter	8.17	5.32
Third quarter	7.05	3.05
Fourth quarter	4.34	2.51

	High	Low
2011
First quarter	$24.80	$18.40
Second quarter	27.60	19.56
Third quarter	25.26	12.95
Fourth quarter	17.80	6.22

The closing price of our common stock as reported on the NASDAQ on February 15, 2013 was $4.08 per share. As of February 15, 2013, there were 390 holders of record of our common stock.

We have never paid cash dividends on our common stock and have no plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. Our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement. As of December 31, 2012, we are in compliance with the covenants of our Credit Agreement.

During 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of December 31, 2012, approximately $183.3 million was available under the stock repurchase program.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at 250 Royall Street, Canton, Massachusetts, 02021 or at their website www.computershare.com.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2011				$239,848,803
January 1, 2012—January 31, 2012	6,071,944	$9.29	6,071,736	183,296,772
February 1, 2012—February 29, 2012	65,981	11.93	—	183,296,772
March 1, 2012—March 31, 2012	55,284	8.16	—	183,296,772
April 1, 2012—April 30, 2012	—	—	—	183,296,772
May 1, 2012—May 31, 2012	4,210	6.28	—	183,296,772
June 1, 2012—June 30, 2012	236	6.54	—	183,296,772
July 1, 2012—July 31, 2012	—	—	—	183,296,772
August 1, 2012—August 31, 2012	3,477	3.25	—	183,296,772
September 1, 2012—September 30, 2012	—	—	—	183,296,772
October 1, 2012—October 31, 2012	—	—	—	183,296,772
November 1, 2012—November 30, 2012	484	3.17	—	183,296,772
December 1, 2012—December 31, 2012	394	2.99	—	183,296,772

Total	6,202,010		6,071,736

(1)	Includes 130,274 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2012, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of income and comprehensive income and statement of cash flows data set forth below for each of the five years ended December 31, 2012, 2011, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008, are derived from our audited consolidated financial statements. Prior period financial results have been recast to be comparable to current period reporting.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Selected Statements of Income and Comprehensive Income
Total revenue	$1,489,269	$1,873,369	$2,069,553	$1,782,274	$1,597,123
Operating expenses:
Educational services and facilities	571,169	626,158	617,421	581,675	574,861
General and administrative	894,185	932,643	1,070,691	907,810	837,731
Depreciation and amortization	80,658	82,350	68,667	62,640	68,320
Goodwill and asset impairment (1)	127,007	191,524	70,429	2,500	6,843

Total operating expenses	1,673,019	1,832,675	1,827,208	1,554,625	1,487,755

Operating (loss) income	(183,750)	40,694	242,345	227,649	109,368

Operating margin percentage	-12.3%	2.2%	11.7%	12.8%	6.8%

Total other income	2,038	2,785	273	1,275	19,453

Pretax (loss) income	(181,712)	43,479	242,618	228,924	128,821
(Benefit from) provision for income taxes	(46,806)	46,740	78,948	80,604	38,608

(Loss) income from continuing operations	(134,906)	(3,261)	163,670	148,320	90,213

(Loss) income from discontinued operations,net of tax (2)	(7,890)	21,834	(5,897)	(67,101)	(30,071)

Net (loss) income	$(142,796)	$18,573	$157,773	$81,219	$60,142

Net (loss) income per share-basic:
(Loss) income from continuing operations	$(2.03)	$(0.04)	$2.05	$1.73	$1.00
(Loss) income from discontinued operations	(0.12)	0.29	(0.08)	(0.78)	(0.33)

Net (loss) income	$(2.15)	$0.25	$1.97	$0.95	$0.67

Net (loss) income per share-diluted:
(Loss) income from continuing operations	$(2.03)	$(0.04)	$2.02	$1.72	$1.00
(Loss) income from discontinued operations	(0.12)	0.29	(0.07)	(0.78)	(0.33)

Net (loss) income	$(2.15)	$0.25	$1.95	$0.94	$0.67

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents and short-term investments	$402,314	$441,199	$420,309	$458,623	$473,169
Student receivables, net (3)	75,772	69,271	73,807	78,195	66,733
Total current assets	543,561	610,478	626,525	628,835	643,045
Total assets	1,122,703	1,316,120	1,572,960	1,563,842	1,417,323

Liabilities:
Deferred tuition revenue	112,038	144,696	150,502	159,462	130,409
Total current liabilities	352,715	329,443	457,084	442,009	351,677
Total liabilities	510,913	510,029	638,423	641,797	468,811
Working capital	190,846	281,035	169,441	186,826	291,368

Treasury shares at cost (4)	(213,988)	(156,275)	(191)	(221,887)	(89,078)

Total stockholders’ equity (5)	$611,790	$806,091	$934,537	$922,045	$948,512

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(16,798)	$230,450	$272,259	$288,251	$186,720
Net cash provided by (used in) investing activities (6)	58,355	(66,231)	(92,808)	(22,970)	(150,787)
Net cash used in financing activities (6)	$(79,690)	(163,043)	(173,725)	(225,482)	(21,048)
Capital expenditures	(37,944)	(78,333)	(127,283)	(74,087)	(53,854)

(1)	See Note 10 “Goodwill and Other Intangible Assets” and Note 8 “Property and Equipment” of the notes to our consolidated financial statements for further discussion of these impairment charges.
(2)	See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of discontinued operations.
(3)	Student receivables, net includes both current and non-current balances.
(4)	In the fourth quarter of 2010, our Board of Directors adopted a resolution to retire approximately 15.1 million shares of our treasury stock. The retirement of our treasury shares effectively reduces the number of shares of common stock issued and also reduces the number of shares of our common stock held as treasury shares.
(5)	As of December 31, 2012, we have reclassified share-based awards subject to redemption to total stockholders’ equity as the amount is immaterial to our breakout for purposes of our consolidated balance sheet presentation.
(6)	During 2012, we reclassified payments made for contingent consideration in association with our acquisition of the rights to the Le Cordon Bleu trade name on our consolidated statements of cash flows. The contingent consideration was reclassified from net cash used in investing activities to net cash used in financing activities. All prior periods have been reclassified to reflect this presentation.

The graph below shows a comparison of cumulative total returns for CEC, the Standard & Poor’s 500 Index and an index of peer companies selected by CEC. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education, including: Apollo Group, Inc., Corinthian College, Inc., DeVry Inc., ITT Educational Services, Inc., and Strayer Education, Inc. The performance graph begins with CEC’s $25.14 per share closing price on December 31, 2007.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2007 and assumes the reinvestment of all dividends.)

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

During 2012, we reduced the number of strategic business units from six to four: University Schools, Career Schools, International and Transitional Schools. The creation of the Transitional Schools business unit was a result of the decision made in the fourth quarter of 2012 to teach out a number of campuses, which are now included in our Transitional Schools reporting segment, along with certain additional campuses which were previously in the process of being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for schools within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As schools within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. In addition, during the fourth quarter of 2012, we completed the teach-out of Le Cordon Bleu Pittsburgh. Accordingly, the results of operations for this school are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2012 Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2012 Overview

Throughout 2012, we continued to experience declining revenues and deleveraging of our operations which resulted in reporting a 20.5% decline in revenue and an operating loss of $183.8 million for the year ended December 31, 2012. The operating loss includes goodwill and asset impairment charges of $127.0 million. We believe the decline in operating performance can be attributed to a number of factors including ongoing regulatory scrutiny of the postsecondary education industry, weak economic conditions, initiatives such as the capping of enrollment in certain programs, implementation of new entrance requirements and the decision to teach out certain programs and campuses as well as lengthening of the student decision-making process. To address the decline in operating performance, we made progress in a number of key areas which we believe will position the Company for a return to profitable growth in the future. Many of the actions taken in 2012 were foundational in nature; focused, on repositioning the Company to be more competitive in the ever-changing postsecondary education industry.

The areas of focus in 2012, included:

•	resolving current regulatory challenges across our institutions,

•	simplifying the organization, and

•	creating advantage in the marketplace through differentiating our very strong education brands.

Regulatory Challenges

In May 2012, we received notification from ACICS that it acted to immediately vacate the show-cause directive with respect to our past determination of placement rates applicable to all 71 CEC campuses accredited by ACICS. This decision allowed our campuses to request to submit new program applications for consideration by ACICS. In November 2012, the Company reported its placement rates for the 2012 ACICS reporting year. As of the date of this filing, a number of campuses have varying levels of additional reporting and other actions required as a result of reporting placement rates and/or retention rates below the required levels. See Item 1, “Business,” for additional information.

Throughout 2012, we continued to take action towards improving the placement of our graduates. Those actions included adding additional career services personnel within our campuses. These individuals are focused on assisting our students with finding jobs following completion of their academic program. We continue to use the tools and outreach resources made available to career services advisors, including agreements with two career search providers, and increased interactions with local businesses in order to identify job opportunities and forge partnerships with our campuses to improve employment outcomes. We have also placed enrollment caps on certain of our programs. We believe these efforts will help improve the pace of placements for our graduates; however, the challenging employment environment remains. We entered 2012 at a lower than anticipated pace in helping our students achieve job placements for the 2012 reporting year due to a transition period while the changes mentioned above were implemented. This transition period affected our overall annual rates reported for the 2011-2012 reporting year.

In addition, during 2012 we made changes to improve our 90-10 position across certain campuses. Those changes include the introduction of pre-enrollment testing, increasing tuition levels within all Health Education campuses, counseling students to carefully evaluate the amount of necessary Title IV Program borrowing, emphasizing employer-paid and other direct-pay education programs, and for certain programs, instituting program caps and discontinuations. In addition, as of December 31, 2012, we had delayed the disbursement and subsequent receipt of Title IV funds until the first quarter of 2013, of approximately $24.3 million for certain campuses. As a result of our initiatives, we expect that all of our institutions will be in compliance with the 90-10 Rule as of December 31, 2012. Also, to participate in Title IV Programs, our schools must either satisfy standards of financial responsibility prescribed by ED, or be subjected to additional oversight, required to post a letter of credit in favor of ED or placed on provision certification. These regulations require each eligible higher education institution to, among other things, satisfy a quantitative standard of financial responsibility that is a weighted average composite score of three annual tests which assesses the financial condition of the institution. Our preliminary calculation of the composite score for the consolidated entity for the year ended December 31, 2012 is 1.6.

In the third quarter, the U.S. Department of Veterans Affairs concluded its review of all of the CTU campuses and assessed an aggregate potential student liability of approximately $3.6 million related to this compliance review. We had previously recorded an estimated liability of $5.0 million related to this matter. We paid $3.6 million on behalf of students during the year and we believe this matter is now resolved.

In January 2013, CTU announced that the principal accreditor of the university and its programs, HLC, acted to continue its accreditation. The next reaffirmation of accreditation is scheduled for 2022-2023. CTU will have a comprehensive review in 2016-17 and was asked to provide two interim monitoring reports to HLC, which will be completed by July 2013.

While we are pleased with the progress that has been made during 2012, we remain committed to continuously improving our relations with our accrediting bodies, ED and the states in which we operate as well as to remain compliant in the execution of our mission. Teri Cotton Santos who joined the Company as Senior Vice President, Chief Ethics and Compliance Officer in 2012 along with the efforts of our Regulatory Affairs Department will lead the Company’s continued commitment to a culture of compliance across the organization.

Simplified Organization

During 2012, our simplification efforts included the continued centralization of certain functions, including admissions, financial aid and administrative support functions into our shared services organization, most notably within Health Education. We continue to seek opportunities across all of our ground campuses to leverage the use of shared services where possible. In addition, we reduced the number of strategic business units from six to four: University, Career Schools, Transitional Schools and International. Under the leadership of Dan Hurdle, Chief Career Schools Officer, and Jason Friesen, Chief University Education Officer, we will concentrate and enhance resources on academic focus, consolidate and align similar institutions and ultimately better position the company in a competitive marketplace through fewer, stronger institutional brands.

On November 5, 2012, we made the decision to eliminate approximately 900 positions across our domestic campuses and campus support center. This action is a result of further simplifying the organization through the implementation of standardized operating structures, increased efficiencies in how student support services are provided and eliminating redundancies across the organization. As previously disclosed, we have focused on reducing costs throughout the organization in response to declining student populations throughout the year. This workforce reduction was not only focused on ensuring our cost structure aligns with the current levels of student population, but also represents a change to the underlying operating structure of our ground campuses, most notably within our career schools. The eliminated positions affected current employees as well as unfilled positions. We recorded a pretax charge of $7.7 million in the fourth quarter of 2012 related to these actions, which were completed in January 2013, and are expected to result in annual savings of approximately $45 - $55 million.

In addition, on November 5, 2012, we made the decision to teach out 23 domestic campuses. This decision furthers our strategic imperative of investing in a smaller number of ground-based campuses; focusing on those locations that have the strongest likelihood of delivering strong student outcomes, operational efficiency and strength in the market. These campuses, along with an additional five domestic campuses which were in the process of being taught out, comprise the Transitional Schools reporting segment. The 23 campuses were identified after careful analysis of a number of factors including operating performance, student outcomes and strategic implications. Consistent with our commitment to students, we are working with each of the campuses affected to ensure that existing students are afforded the ability to complete their course of study. We anticipate that a majority of the campus closures will be completed by the second quarter of 2014. A portion of these campuses will have remaining lease obligations following the completion of the teach-out, with the longest lease term being through 2021. The total gross remaining lease obligations for the Transitional schools once they complete the close process is expected to be approximately $78 million. At the time each campus completes the close process, a charge will be recorded representing the net present value of the remaining lease obligation reduced by an estimated amount for sublease income. The final amount related to each campus will be finalized at the campus closure date. Pretax asset impairment charges of $29.3 million and $6.6 million of pretax charges related to severance and related benefits were recorded during 2012 related to the decisions to close these campuses.

Finally, in February 2013, the Company engaged a third party to help re-engineer our organizational structure to align with our expected student population levels. This project is about looking at our systems, procedures, processes and interdependencies to determine how we can become a more efficient organization better aligned with current and anticipated student enrollment levels. As of the date of this filing, we are in the early stages of the process, but expect the outcome of the project to provide additional savings in both 2013 and beyond but more importantly to position the organizational structure in support of the Company’s strategic vision.

Creating advantage in the marketplace through differentiating our very strong education brands

As it pertains to the differentiation of our institutions, during the first quarter of 2012, CTU rolled out its “Are You In?” brand campaign and we began utilizing a number of new marketing and admissions initiatives, including social media and viral marketing within AIU. We have defined the addressable market segmentation for both AIU and CTU as a result of considerable market research. We intend to provide program offerings and an overall student experience which is relevant to the student segment that each institution is addressing. As it relates to Career Schools, we remain committed to reduce the number of brands by which we operate over the next few years; focusing on those brands which can be more prominently established in the marketplace and more strongly differentiated. Within our International business, we continue to increase our student offerings both through organic growth as well as with the addition of two acquisitions, Luxury Attitude and Ecoles Superieures de Commerce Chambery.

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

In addition, as previously disclosed, the Company was one of several educational institutions who joined the Foundation for Education Success. The Foundation was charged with developing and monitoring codes of conduct for the for-profit postsecondary education industry. One of the keystone codes of conduct included a 21-day free trial period for new student starts to allow students time to assess the curriculum, faculty and learning methods without incurring any financial obligation during this trial period. Beginning in November 2012, AIU Online and CTU Online rolled out the 21-day free trial period for all new student starts. The introduction of this free trial period exemplifies our commitment to student success by ensuring that students are ready, motivated and capable of succeeding at our universities. We expect to roll out the 21-day trial period at our ground campuses and career schools in the coming months, capitalizing on our experience and learnings from our online University students’ experience.

Finally, consistent with our belief that learning is dependent upon instructional methodologies that facilitate student engagement with the instructor, with other students and with course content, whether instruction occurs within a physical or virtual classroom, we continue to invest in our methods for delivering education. Our investment in leading technology and its application to provide superior online education continues. During the fourth quarter of 2012 we began to pilot certain strategies that focus on the concept of personalized learning which recognizes and addresses the student’s individual strengths, knowledge and readiness, and adjusts the course content and timing to match these individual characteristics as the student progresses through the course. We believe this application of technology will improve student outcomes.

Our vision remains clear: to be a premier, respected, large-scale provider of postsecondary educational services based on leading edge technology, distinguished pedagogy, differentiated institutional offerings and superior student outcomes. We believe these actions will provide the platform for which to return our business to its profitable growth over the long-term. However, in the near future, we continue to operate in a very challenging environment as new student demand continues to slow; new students become more hesitant to take on debt given the uncertainty in the labor market; we implement a number of program changes in response to the regulatory environment; and our industry continues to remain in the forefront of negative publicity. All of these factors have negatively impacted our results of operations for 2012, most notably affecting our domestic career education ground-based institutions, comprised of Career Schools and Transitional Schools, which collectively reported a thirty-eight percent decline in student population as compared to the prior year. As discussed previously, our Design & Technology and Health Education reporting segments, which are components of the Career Schools business unit, have experienced an elevated level of risk of exposure to goodwill impairment due to the current regulatory environment, reduced new student interest and changes to their business models. During 2012, we recorded a goodwill impairment charge of $82.7 million related to these two reporting segments. In addition, in connection with our annual impairment testing of indefinite-lived intangible assets, we recorded trade name impairment charges of $12.1 million in the fourth quarter of 2012, primarily related to our Le Cordon Bleu and Sanford Brown trade names.

As we continue through our transformation, the Transitional Schools are expected to continue to report operating losses as we work with students to complete their programs of study. We are estimating that the 2013 operating loss for Transitional Schools will be approximately $70 - $80 million, excluding the impact of remaining lease obligation charges and other unusual items. The steps we are taking to return the Company to profitability are clear, however, it will take time to have a meaningful impact on our overall operating results. As such, the Company will continue to closely monitor its financial condition, including available cash flows for operations. See “Liquidity, Financial Position, and Capital Resources” below for a discussion of our cash balances and related liquidity considerations.

On February 25, 2013, we received the necessary approvals from our institutional accreditor, HLC, for the pending sale of AIU London. Pursuant to our previously signed purchase agreement, the transaction was contingent upon approval from HLC and notification to the Department of Education. As we have received the necessary approval from HLC, we expect this transaction to be completed during the first half of 2013 and expect to record a pretax charge of approximately $7.0 million within our consolidated statements of income and comprehensive income related to this transaction. A number of factors were considered when agreeing to this sale, including the enrollment trends at the campus over the last several years and the opportunity the sale would present to faculty, staff and students. We believe this agreement provides AIU London faculty, staff and students a unique opportunity to affiliate with a dynamic British institution.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2012, 2011, and 2010.

	For the Year Ended December 31,
	2012	% of Total Revenue	2011	% of Total Revenue	2010	% of Total Revenue
	(Dollars in thousands)
TOTAL REVENUE	$1,489,269		$1,873,369		$2,069,553

OPERATING EXPENSES
Educational services and facilities	571,169	38.4%	626,158	33.4%	617,421	29.8%
General and administrative:
Advertising	310,939	20.9%	287,158	15.3%	298,476	14.4%
Admissions	176,890	11.9%	190,528	10.2%	209,148	10.1%
Administrative	366,408	24.6%	400,132	21.4%	458,696	22.2%
Bad debt	39,948	2.7%	54,825	2.9%	104,371	5.0%

Total general and administrative expense	894,185	60.0%	932,643	49.8%	1,070,691	51.7%
Depreciation and amortization	80,658	5.4%	82,350	4.4%	68,667	3.3%
Goodwill and asset impairment	127,007	8.5%	191,524	10.2%	70,429	3.4%

OPERATING (LOSS) INCOME	(183,750)	-12.3%	40,694	2.2%	242,345	11.7%

PRETAX (LOSS) INCOME	(181,712)	-12.2%	43,479	2.3%	242,618	11.7%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(46,806)	-3.1%	46,740	2.5%	78,948	3.8%

Effective tax rate	25.8%		107.5%		32.5%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(134,906)	-9.1%	(3,261)	-0.2%	163,670	7.9%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(7,890)	-0.5%	21,834	1.2%	(5,897)	-0.3%

NET (LOSS) INCOME	$(142,796)	-9.6%	$18,573	1.0%	$157,773	7.6%

Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: (1) salaries and benefits of faculty, academic administrators, and student support personnel, and (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Revenue

The decline in revenue as compared to the prior year was a result of lower revenue across all of our domestic segments, most notably within Transitional, Culinary Arts, Health Education and AIU. This decline was driven by 16% fewer students enrolled within our domestic institutions as of the beginning of the year and 30% fewer new student starts across our domestic institutions in 2012 as compared to 2011. We believe our domestic institutions continue to be impacted by external factors including economic conditions, negative publicity, extended student decision-making timelines and changes in regulatory requirements. These factors, coupled with initiatives such as capping enrollment in certain programs, implementing new entrance requirements and the decision to teach out certain programs and campuses resulted in the continued decline in new student interest, causing decreases in both student population and new student starts as compared to the prior year. International’s revenue increase of $2.7 million was negatively impacted by $10.6 million in unfavorable effects of foreign currency exchange rates.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to the prior year is primarily driven by lower academic costs, most notably bookstore and faculty costs as a result of lower student population across all of our domestic institutions. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. As a percentage of revenue, educational services and facilities expense increased as compared to the prior year primarily due to fixed costs, including occupancy costs and certain academic expenses, remaining relatively flat as compared to the prior year.

General and Administrative Expense

The decline in general and administrative expense as compared to the prior year is mainly due to lower administrative, bad debt and admissions expenses. The current year administrative expense includes a $19.0 million insurance recovery recorded within Corporate and Other related to the settlement of claims under certain insurance policies. The prior year administrative expense included $11.4 million of legal costs related to various regulatory matters, which was partially offset by a $7.0 million insurance recovery related to previously settled legal matters. In addition, the current year expense includes $14.9 million of severance and related costs as a result of our decision to teach out several campuses and reduce our workforce to better align with our current student population. The prior year results included $5.5 million of employee separation costs.

Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2012, 2011 and 2010 was as follows:

	For the Year Ended December 31,
	2012	As a % of Segment Revenue	2011	As a % of Segment Revenue	2010	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$9,021	2.5%	$9,565	2.3%	$10,826	2.4%
AIU	5,692	1.9%	4,187	1.1%	9,531	2.1%

Total University Schools	14,713	2.2%	13,752	1.8%	20,357	2.3%

Health Education	4,654	2.6%	7,514	3.0%	7,226	2.6%
Culinary Arts	10,728	4.8%	19,368	6.4%	53,600	14.6%
Design & Technology	2,387	1.7%	4,761	2.5%	8,400	4.1%

Total Career Schools	17,769	3.2%	31,643	4.3%	69,226	8.1%

International	1,067	0.8%	1,480	1.2%	925	0.9%
Corporate and Other	(1,489)	N/A	(2)	N/A	4,664	N/A

Subtotal	32,060	2.4%	46,873	2.8%	95,172	5.2%
Transitional Schools	7,888	5.5%	7,952	3.5%	9,199	4.1%

Total bad debt expense	$39,948	2.7%	$54,825	2.9%	$104,371	5.0%

The decrease in bad debt expense is driven mainly by the decrease within Culinary Arts. The decline in bad debt expense is attributable to both the decline in revenue as compared to the prior year, as well as the impact of our decision in prior years to no longer offer extended payment plans to new students. Student receivables under extended payment plans have historically experienced lower repayment rates. As of December 31, 2012, the consolidated amount of outstanding student receivables, net of allowance for doubtful accounts, related to extended payment plans was $4.4 million.

Admissions costs decreased as compared to the prior year due to cost reductions made in response to decreasing enrollments. Advertising expense increased as compared to the prior year, primarily due to a $22.9 million increase related to CTU’s branding campaign which began late in the first quarter of 2012.

Goodwill and Asset Impairment

The $127.0 million of goodwill and asset impairment charges recorded in 2012 consist primarily of $41.9 million and $40.8 million of goodwill impairment charges recorded within our Health Education and Design & Technology reporting units, respectively, $29.4 million of asset impairment charges related to our campus closure actions, primarily recorded within Transitional, and trade name impairments of $8.1 million and $3.5 million, recorded within Culinary Arts and Health Education, respectively. The 2011 goodwill and asset impairment expense of $191.5 million primarily related to goodwill impairment expense of $73.7 million recorded within Culinary Arts, $64.6 million recorded within Health Education and $30.1 million recorded within Transitional Schools as well as a Le Cordon Bleu trade name impairment of $20.4 million. See Note 10 “Goodwill and Other Intangible Assets” and Note 8 “Property and Equipment” of the notes to our consolidated financial statements for additional information.

Operating (Loss) Income

The current year operating loss of $183.8 million includes $127.0 million of goodwill and asset impairment charges and an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies. The decline in revenues in the current year across all of our domestic segments more than offset the decline in operating expenses excluding impairment charges as we continue to experience the impacts of the deleveraging of our business. Prior year operating income of $40.7 million included $191.5 million of goodwill and asset impairment charges, $11.4 million of legal costs related to various regulatory matters, partially offset with a $7.0 million insurance recovery related to the settlement of certain legal matters.

(Benefit from) Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was -25.8% for the year ended December 31, 2012, as compared to 107.5% for the year ended December 31, 2011. The current year tax benefit includes $73.6 million of non-deductible goodwill and asset impairment charges which decreased our negative effective tax rate by approximately 15.0% for the year ended December 31, 2012. The current year effective tax rate also benefited from favorable tax adjustments related to the resolution of various state tax exposures and the expiration of the statute of limitations on other federal and state tax exposures which collectively increased our negative effective tax rate by 2.6%.

Our 107.5% effective income tax for 2011 includes $121.7 million of non-deductible goodwill and asset impairment charges which increased the effective tax rate by approximately 103.5%. In addition, the 2011 effective tax rate benefited from both the conversion of a foreign operation to a disregarded entity for U.S. tax purposes and favorable tax credit adjustments. These items reduced our 2011 effective tax rate by 16.7% for the year ended December 31, 2011.

(Loss) Income from Discontinued Operations

The results of operations for schools that were previously taught out or have been sold are presented within discontinued operations. During the fourth quarter of 2012, we completed the teach out of our LCB Pittsburgh campus. All current and prior period financial statements include the results of operations and financial position of LCB Pittsburgh as a component of discontinued operations. During the fourth quarter of 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London for which we recorded a pretax gain of approximately $27.1 million, which represents the difference between the net proceeds received and the book value of the net assets sold. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Revenue

Total revenue decreased from the prior year driven by decreased revenue in all operating segments, with the exception of International. We experienced a decline in new student interest across all of our domestic institutions, resulting in a decline in new students starts of 18% as compared to the prior year. This decline in new student starts, as well as increased attrition rates, drove a 14% decrease in student population as compared to the prior year, which contributed to the decline in revenue year over year. Additionally, AIU and Culinary Arts continued to experience lower revenue-per-student as compared to the prior year due to deceleration in the AIU student’s pace of study and a change in degree mix of Culinary Arts students resulting from the business model changes that were implemented in the third quarter 2011. International’s revenue increase of $24.9 million was positively impacted by $6.1 million in favorable effects of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense increased 3.6% as a percentage of revenue as compared to 2010, despite a decline in revenue. This increase is due to higher academics expense most notably with Transitional Schools and International. Transitional Schools’ increase is primarily due to start-up campuses increasing their staffing levels and decreasing student-teacher ratios. As class size declines, due to lower new student starts, the academic cost per student increases. International’s academics expense increased as compared to the prior year as a result of the increase in student population and continued investments associated with higher levels of accreditation.

General and Administrative Expense

General and administrative expense decreased as compared to the prior year primarily due to lower administrative and bad debt expenses. The decline in administrative expense is driven by 2010 results including $48.1 million in legal settlement costs and higher performance-based compensation expense. Both 2011 and 2010 results also include employee separation costs of $5.5 million and $7.7 million, respectively. Admissions expense decreased due to cost reductions made in response to decreasing new student leads and enrollments. In addition, advertising expense decreased slightly due to a change in marketing strategy and lower spending in certain marketing channels.

The decrease in bad debt expense as compared to the prior year was primarily due to the impact our previously offered extended payment plans had on our overall bad debt expense. In the first quarter of 2011, we ceased offering extended student payment plans to new students and our 2010 results included additional bad debt expense related to increased reserve rates applied against our outstanding student receivables under extended payment plans. In addition, bad debt expense decreased with the overall decline in revenue as compared to the prior year.

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

Goodwill and Asset Impairment

During 2011, we recorded goodwill and asset impairment charges, which consisted primarily of $94.1 million recorded within Culinary Arts, $65.7 million recorded within Health Education, and $31.0 million recorded within Transitional Schools. These goodwill and asset impairment charges primarily resulted from our annual impairment test completed in the fourth quarter of 2011. Included in Health Education’s impairment charges was a $1.1 million asset impairment charge for certain accreditation rights.

The goodwill and asset impairment charges for 2010 included $67.8 million recorded within Culinary Arts related to the impairment to the Le Cordon Bleu trade name. In addition, we recorded an asset impairment charge of $2.3 million within Corporate and Other related to the impairment of an investment and uncollectability of a loan receivable.

Operating Income

Operating income decreased $201.7 million as compared to 2010, primarily due to the $191.5 million of goodwill and asset impairment charges recorded in 2011. The prior year operating income included $70.4 million of goodwill and asset impairment charges, $48.1 million of settlement expense and additional bad debt expense related to the increase in reserve rates related to our extended student payment plans. The decline in revenues in 2011, across all of our domestic segments, more than offset the decline in operating expenses.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 107.5% for the year ended December 31, 2011, as compared to 32.5% for the year ended December 31, 2010. The 2011 income tax provision includes $121.7 million of non-deductible goodwill and asset impairment charges which increased our effective tax rate by approximately 103.5% from the prior year. In addition, the 2011 effective tax rate benefited from the conversion of a foreign operation to a disregarded entity for U.S. tax purposes and favorable tax credit adjustments. These items reduced our effective tax rate by 16.7% for the year ended December 31, 2011.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Year Ended December 31,
	REVENUE
	2012	2011	2010	2012 vs 2011 % Change	2011 vs 2010 % Change
	(Dollars in thousands)
CTU	$363,935	$415,411	$447,712	-12.4%	-7.2%
AIU	304,208	365,203	448,581	-16.7%	-18.6%

Total University Schools	668,143	780,614	896,293	-14.4%	-12.9%

Health Education	181,577	252,330	276,640	-28.0%	-8.8%
Culinary Arts	224,842	303,135	368,264	-25.8%	-17.7%
Design & Technology	141,542	186,879	205,876	-24.3%	-9.2%

Total Career Schools	547,961	742,344	850,780	-26.2%	-12.7%

International	128,568	125,887	101,013	2.1%	24.6%
Corporate and Other	55	(399)	(623)	NM	NM

Subtotal	1,344,727	1,648,446	1,847,463	-18.4%	-10.8%
Transitional Schools	144,542	224,923	222,090	-35.7%	1.3%

Total	$1,489,269	$1,873,369	$2,069,553	-20.5%	-9.5%

	For the Year Ended December 31,
	OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
CTU	$54,928	$111,119	$131,813	15.1%	26.7%	29.4%
AIU	20,896	72,738	118,959	6.9%	19.9%	26.5%

Total University Schools	75,824	183,857	250,772	11.3%	23.6%	28.0%

Health Education	(78,288)	(47,562)	45,419	-43.1%	-18.8%	16.4%
Culinary Arts	(33,854)	(63,452)	(65,365)	-15.1%	-20.9%	-17.7%
Design & Technology	(57,627)	14,223	25,658	-40.7%	7.6%	12.5%

Total Career Schools	(169,769)	(96,791)	5,712	-31.0%	-13.0%	0.7%

International	21,131	24,746	16,334	16.4%	19.7%	16.2%
Corporate and Other	(7,618)	(30,132)	(43,045)	N/M	N/M	N/M

Subtotal	(80,432)	81,680	229,773	-6.0%	5.0%	12.4%
Transitional Schools	(103,318)	(40,986)	12,572	-71.5%	-18.2%	5.7%

Total	$(183,750)	$40,694	$242,345	-12.3%	2.2%	11.7%

	STUDENT POPULATION As of December 31,
				% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
CTU	21,600	23,900	29,500	-10%	-19%
AIU	14,200	17,100	20,000	-17%	-15%

Total University Schools	35,800	41,000	49,500	-13%	-17%

Health Education	8,800	14,000	18,100	-37%	-23%
Culinary Arts	8,500	12,200	12,600	-30%	-3%
Design & Technology	5,400	8,000	9,700	-33%	-18%

Total Career Schools	22,700	34,200	40,400	-34%	-15%

International	11,400	11,100	10,300	3%	8%

Subtotal	69,900	86,300	100,200	-19%	-14%
Transitional Schools	6,100	12,500	14,100	-51%	-11%

Total	76,000	98,800	114,300	-23%	-14%

	NEW STUDENT STARTS For the year ended December 31,
				% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
CTU	21,660	27,840	35,190	-22%	-21%
AIU	16,760	22,160	29,920	-24%	-26%

Total University Schools	38,420	50,000	65,110	-23%	-23%

Health Education	9,120	15,560	19,750	-41%	-21%
Culinary Arts	12,300	14,000	15,120	-12%	-7%
Design & Technology	3,240	5,120	7,720	-37%	-34%

Total Career Schools	24,660	34,680	42,590	-29%	-19%

International	7,940	7,690	7,080	3%	9%

Subtotal	71,020	92,370	114,780	-23%	-20%
Transitional Schools	6,380	15,010	16,250	-57%	-8%

Total	77,400	107,380	131,030	-28%	-18%

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

University Schools. Current year revenue decreased approximately 14% as both CTU and AIU experienced declines in revenue as compared to the prior year. Lower student population at the beginning of the year, as well as lower new student starts during the current year, resulting from the continued decline in new student interest, contributed to this decline.

Current year operating income for the segments decreased $108.0 million as compared to the prior year driven by the declines in revenue, as well as a $22.9 million increase in advertising expense within CTU, primarily related to the brand campaign launched in the first quarter of 2012. Operating margins declined resulting from these factors as well as the deleveraging of operations. The prior year operating income included a $5.0 million charge related to the reimbursement of funds to the U.S. Department of Veteran Affairs, which was subsequently settled for $3.6 million during 2012. Administrative and academic expenses were lower when compared to the prior year, as cost reduction efforts related to salary and related expenses were implemented in response to the continued decline in student population.

Career Schools. Current year revenue decreased approximately 26% as Health Education, Culinary Arts and Design & Technology each experienced declines in revenue as compared to the prior year. A variety of factors contributed to this decrease in revenue, including the decline in new student interest as a result of external factors including negative publicity, economic conditions and the changing regulatory environment, and a lower student population at the beginning of the year. Culinary Arts also experienced a decrease in revenue-per-student due to a change in the student mix as more students participate in the certificate program versus the associate program.

The current year operating loss of $169.8 million for Career Schools included $94.3 million of goodwill and asset impairment charges of which $82.7 million was recorded during the second quarter of 2012 as a result of our interim impairment test. The remaining $11.6 million related to impairments of $8.1 million and $3.5 million for our trade names within Culinary Arts and Health Education, respectively. These impairment charges, combined with the declines in revenue, drove a decrease in operating margins as compared to the prior year. The prior year operating loss of $96.8 million included $160.3 million of goodwill and asset impairment charges, primarily related to goodwill impairment charges of $73.7 million and $64.6 million within Culinary Arts and Health Education, respectively, as well as a $20.4 million trade name impairment charge within Culinary Arts. Certain expenses, including academics and admissions expenses decreased as compared to the prior year, as we continue to reduce variable costs to correspond to the decline in student population. The decrease in bad debt expense as compared to the prior year was a result of the decrease in revenue as well as the discontinuation in prior years of offering extended payment programs.

International. Current year revenue increased $2.7 million as compared to the prior year. Revenue was negatively impacted by $10.6 million of unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, revenue would have increased 10.5% as compared to the prior year, as a result of the increased new student starts and student population.

Operating income decreased $3.6 million as compared to the prior year. Higher operating expenses, primarily academic and occupancy costs, drove the decrease in operating margin by approximately 330 basis points from the prior year. The increase in academic expense resulted from the continued investment at certain institutions within INSEEC Group as it prepares to seek internationally recognized programmatic accreditation. The increase in student population drove the increase in occupancy costs, as compared to the prior year, due to the expansion of facilities to accommodate the growing student population. Operating income was negatively impacted by $1.7 million of unfavorable foreign currency exchange rates.

Transitional Schools. This segment includes our schools that are currently being taught out. See the “Campus Locations” table within Item 1, “Business,” for a listing of schools. The decline in revenue and the increase in operating loss as compared to the prior year is a result of the decrease in both student population at the beginning of the year and new student starts during the year. In addition, severance and fixed asset impairment charges totaling approximately $35.9 million were recorded during 2012 in association with the teach out of these campuses. We anticipate that the majority of these campus closures will be completed by the second quarter of 2014. As each campus completes the close process, a charge will be recorded representing the net present value of the remaining lease obligation, if any, reduced by an estimated amount of sublease income.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs decreased $22.5 million as compared to the prior year. The current year results included an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies. The prior year included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate, partially offset by legal expenses recorded within administrative expense.

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

University Schools. Current year revenues decreased approximately 13% as both CTU and AIU experienced declines in revenue as compared to the prior year. Lower student population and a decrease in new student starts resulted from weakened new student interest, an increase in student attrition rates and, within AIU, a focused marketing initiative that concentrated less on new student interest leads from potential students with a lower propensity to start or persist in our programs. In addition, within AIU, students are taking fewer credit hours during each session as compared to prior periods due to changes in curriculum structure and pacing options for our online offerings, and as a result, revenue decreased during 2011.

Operating income decreased by $66.9 million as compared to the prior year. The decrease in revenues more than offset the overall decreases in operating expenses as compared to the prior year. Administrative expense decreased as compared to the prior year due to a change in the organizational structure for CTU, which resulted in a reduction in headcount. Admissions expenses decreased within both AIU and CTU as compared to the prior year, primarily due to a decrease in admissions personnel. Advertising expense decreased within AIU due to a change in marketing strategy focused less on new student interest leads from potential students with a lower propensity to start or persist in our programs. The prior year administrative expense included a charge of approximately $7.0 million related to the settlements of legal matters within AIU.

Career Schools. Current year revenue decreased across all three reporting segments as compared to the prior year. Culinary Art’s decrease of $65.1 was, in part, due to a change in the business model which was introduced in July 2011 whereby our Culinary Arts schools began offering primarily certificate programs to new students. The certificate program generates lower revenue-per-student as compared to the associate program as the tuition charged for this program is lower than that of the associates program. In addition, all three reporting segments experienced an overall decrease in new student starts, as well as an increase in student attrition rates, which drove the decline in student populations as compared to the prior year which contributed to the decline in revenue.

2011 operating loss of $96.8 million included $160.3 million goodwill and asset impairment charges. Bad debt expense decreased as compared to the prior year due to our decision to cease offering extended payment plans to new students effective in the first quarter 2011 as well as an overall decline in revenue as compared to the prior year. 2010 results included a $67.8 million trade name charge for Le Cordon Blue and a $40.8 million charge within Culinary Arts for the settlement of a legal matter.

International. 2011 revenue increased $24.9 million, or 24.6% as compared to the prior year driven by an increase in student population and new student starts, as well as a $6.1 million favorable impact of foreign currency exchange rates.

Operating income increased $8.4 million, or 51.5% as compared to the prior year. The increase in revenue was partially offset by higher operating expenses, primarily academics, as we continue our investment associated with higher levels of accreditation, as well as the support of the growing student population. In addition, we invested additional resources for advertising as part of our marketing strategy. Operating income was favorably impacted by $1.2 million due to foreign currency exchange rates.

Transitional Schools. This segment includes our schools that are currently being taught out. The operating loss of $41.0 million for 2011 was a result of $31.0 million of goodwill and asset impairment charges and an increase in academics expense primarily due to startup campuses increasing their staffing levels.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs decreased $12.9 million as compared to the prior year. 2011 results included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate property which were partially offset with increased legal fees related to various regulatory matters. The prior year results included $4.1 million of bad debt expense incurred from our previously terminated recourse loan program, $2.4 million of lease termination charges related to our former corporate headquarters and higher compensation expense related to performance-based incentive programs.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the accounting policies and estimates listed below as those that we believe require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements which includes a discussion of these and other critical accounting policies.

Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our schools, is generally segregated into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. Generally, we bill students a one-time registration fee at the beginning of their program and recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. A majority of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies, which we treat as a single accounting unit. Generally, we bill student tuition fees, including those treated as a single accounting unit, at the beginning of each academic period, and recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our culinary arts and our health programs earn tuition fees over the entire course of the program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fees payments received from students but not yet earned is recorded as deferred tuition revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of income and comprehensive income until the related refund provisions have lapsed. The portion of deferred revenue we are entitled to retain once a student withdraws is immediately recognized as revenue with a corresponding charge to bad debt expense for any amount deemed to be uncollectible.

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

Other revenue consists primarily of bookstore sales for schools not using single-charge billing, contract-training revenue and restaurant revenue. Other revenue is billed and recognized as revenue as services are performed or goods are delivered.

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

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2012, would have resulted in a change in pretax income from continuing operations of $1.2 million during the year then ended.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to recent historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A on Form 10-K.

During the year ended December 31, 2012, we recorded $83.4 million of goodwill impairment charges. As of December 31, 2012, the only reporting units with remaining goodwill as of December 31, 2012 are CTU, AIU and International, which together had $133.0 million of goodwill remaining. The fair values of our CTU, AIU and International reporting units exceeded their carrying values by substantial amounts (fair value exceeded carrying value for these reporting units by a range of 150% to 400%) and thus, did not indicate a significant risk of goodwill impairment based on current projections and valuations. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion.

In addition, during the year ended December 31, 2012, we recorded $13.1 million of trade name impairment charges for several of our trade names, including Le Cordon Bleu, Sanford-Brown, International University of Monaco and Missouri College. The decline in fair value for our domestic trade names was primarily a result of the overall decline in new student interest due to economic conditions, negative publicity regarding the industry and a decrease in market demand for certain areas of focus. These factors are expected to negatively impact our future operating results and, as a result, the fair value calculation for these trade names declined below their respective carrying values. In addition, the decline in fair value for our International University of Monaco trade name was primarily a result of reduced online product offerings and a slower rate of local and regional market expansion than expected. We calculate the fair value of each of our trade names in accordance with FASB ASC Topic 820—Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The assumptions utilized in determining fair value include utilizing projected revenue growth rates, discount rates of approximately 30%, royalty rates ranging from 1% to 5% and terminal growth rates of approximately 3%. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of each trade name for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. However, for sensitivity purposes, and with all other inputs remaining equal, a 0.5% change in the royalty rates assumed in the calculation for these four trade names would result in a change in the fair value of approximately $6.0 million. A 0.5% change in the discount rates utilized in the calculation for these trade names would result in a change in the fair value of approximately $1.0 million. We continue to monitor the operating results and revenue projections related to our trade names on a quarterly basis for signs of possible declines in estimated fair value and trade name impairment. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion.

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

Contingencies

During the ordinary course of business, we are subject to various claims and contingencies. In accordance with FASB ASC Topic 450 – Contingencies, when we become aware of a claim or potential claim, we assess the likelihood of any related loss or exposure. The probability of whether an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated, is analyzed, and if the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. For all matters that are currently being reviewed, we expense legal fees, including defense costs, as they are incurred. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters, and our assessment of exposure requires subjective and judgmental assessment. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional information.

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

A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we considered, among other things, historical levels of taxable income, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2012, cash, cash equivalents and short-term investments totaled $402.3 million, of which $97.9 million was restricted and $128.6 million was held by our foreign subsidiaries, including our not-for-profit schools. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in a decrease in net cash provided by operating activities. As we execute on our strategic imperatives, we expect that there will be continued pressure on our domestic operating cash flows in the short term. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Restricted cash balances as of December 31, 2012 total approximately $97.9 million and is comprised of $88.0 million to provide securitization for borrowings under our Credit Agreement, $7.4 million of certificates of deposit to provide securitization for the letters of credit previously covered under our expired U.S. Credit Agreement and $2.5 million of funds related to a legal matter. In addition, included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents was $87.2 million and $74.5 million at December 31, 2012 and December 31, 2011, respectively. Restrictions on these cash balances have not affected, nor do we believe will affect, our ability to fund our daily operations.

As of December 31, 2012 and December 31, 2011, our foreign subsidiaries, including our not-for-profit schools, held cash and cash equivalents and short-term investments of approximately $128.6 million and $156.0 million, respectively. We have not provided for additional U.S. income taxes on approximately $128.2 million of foreign subsidiary earnings as these earnings are considered permanently invested in those businesses as of December 31, 2012. Such earnings could become taxable upon sale, conversion or liquidation of these non-U.S. subsidiaries, upon dividend repatriation of cash balances or upon a change in management’s intent to consider these earnings permanently invested. In connection with our sale of the Istituto Marangoni schools in the fourth quarter of 2011, we repatriated approximately $39.0 million during 2012. We currently have no further plans to repatriate additional cash and cash equivalents and short-term investments held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents and short term investments to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the Company’s U.S. operations are supported by the cash generated by its U.S. operations. At December 31, 2012, approximately $175.8 million of our unrestricted cash and cash equivalents and short term investments were held by our U.S. operations.

Currently, we would only plan on repatriating part or all of the remaining foreign cash when it would be tax efficient through the utilization of foreign tax credits, when earnings qualify as previously taxed income, upon material changes in U.S. or foreign tax laws related to repatriation, upon divestiture of the related asset, or in the event of a material domestic capital requirement.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds would have a significant impact on our operations and our financial condition. See Item 1A, “Risk Factors.”

In particular, to participate in Title IV Programs, our schools must either satisfy standards of financial responsibility prescribed by ED, or be subjected to additional oversight, required to post a letter of credit in favor of ED or placed on provisional certification. These regulations require each eligible higher education institution to, among other things, satisfy a quantitative standard of financial responsibility that is a weighted average composite score of three annual tests which assess the financial condition of the institution. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Financial Responsibility Standards,” for more information regarding ED’s standards of financial responsibility.

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests to the parent company on a consolidated basis. Our composite score for the consolidated entity for the year ended December 31, 2011 was 2.3. Recent profitability declines have placed downward pressure on our financial responsibility composite scores for the year ended December 31, 2012, and are expected to continue to do so for the year ended December 31, 2013. Our preliminary calculation of the composite score for the consolidated entity for the year ended December 31, 2012 is 1.6. The Company continuously monitors compliance with ED’s standards of financial responsibility. To the extent the future operating results of the Company decline more than is anticipated in 2013, it may require us to seek further cost reductions, raise equity, sell assets or implement other significant changes to our business to remain compliant with the annual financial responsibility tests.

ED has significant discretion in determining the monitoring and reporting procedures applicable to an institution with a composite score below 1.5, the amount of any required letter of credit and the terms of any provisional certification. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2012, net cash flows used in operating activities totaled $16.8 million. During the year ended December 31, 2011, net cash flows provided by operating activities totaled $230.5 million.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2012, 2011 and 2010, approximately 80%, 83% and 82%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

We regularly monitor compliance with the 90-10 Rule under the The Higher Education Opportunity Act (“HEOA”) in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from Title IV Programs for any fiscal year. The Company has implemented several initiatives in order to assist certain of our institutions in complying with the 90-10 Rule, including tuition increases; counseling students to carefully evaluate the amount of necessary Title IV Program borrowing; emphasizing employer-paid and other direct-pay education programs; the use of externally funded scholarships and grants; and, for certain campuses, increasing the level of accredited non-Title IV programs in our schools and delayed until the first quarter of 2013 the disbursement and subsequent receipt of $24.3 million of Title IV funds as of December 31, 2012.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” in Item 1, “Business,” of this report.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state and local governments for income and other taxes.

In addition, during 2012, we received a tax refund of $14.6 million related to taxes paid for fiscal 2011. This amount was previously recorded within prepaid expenses on our consolidated balance sheets.

During 2012, we recorded a bargain purchase gain of $0.7 million for the acquisition of ESC Chambéry. This preliminary gain resulted from the preliminary allocation of the purchase price. The preliminary purchase price allocation is subject to change upon finalization of the closing balance sheets.

During 2012, we reclassified $9.0 million from other current assets to other non-current assets, net, due to a revision in our expectation regarding the timing as to when we will receive the tenant improvement allowance related to our campus support center. We expect to reduce our future rent payments ratably through 2015 to recover this amount.

Investing Cash Flows

During the year ended December 31, 2012, net cash flows provided by investing activities totaled $58.4 million, versus net cash flows used in investing activities of $66.2 million during the year ended December 31, 2011.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $99.4 million and a net cash outflow of $0.9 million during the years ended December 31, 2012 and 2011, respectively.

Capital Expenditures. Capital expenditures decreased to $37.9 million for the year ended December 31, 2012 as compared to $78.3 million for the year ended December 31, 2011. Capital expenditures represented 2.5% and 4.1% of total revenue of continuing and discontinued operations during the years ended December 31, 2012 and 2011, respectively. Capital expenditures were higher in the prior year due to the increased investment related to opening our new campus support center, as well as higher expenditures within our Health Education segment.

Proceeds on Sale of Business, net of cash divested. On November 14, 2011, we received $16.7 million of net proceeds upon the completion of the sale of our Istituto Marangoni schools in Milan, Paris and London, net of cash divested of approximately $33.1 million.

Proceeds on the Sale of Assets. During the year ended December 31, 2011, we received $6.3 million in gross proceeds from the sale of property located in California.

Business Acquisitions. On May 2, 2012, we acquired Luxury Attitude for approximately $3.1 million. On December 1, 2011, we acquired Everblue Training Institute for approximately $9.9 million. On April 15, 2010, we acquired 100% of the issued and outstanding stock of International University of Monaco for approximately $6.2 million, excluding acquired cash balances of approximately $0.1 million. The purchase price for each of these was funded with cash generated from operating activities. In addition, in December 2012, we acquired cash balances of $1.4 million for the acquisition of ESC Chambéry. See Note 3 “Business Acquisitions” for additional information.

Financing Cash Flows

During the years ended December 31, 2012 and 2011, net cash flows used in financing activities totaled $79.7 million and $163.0 million, respectively.

Repurchases of Stock. During the year ended December 31, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. During the year ended December 31, 2011, we repurchased 8.1 million shares of our common stock for approximately $150.4 million at an average price of $18.67 per share. Repurchases of stock during 2012 and 2011 were funded by cash generated from operating activities and existing cash balances.

As of December 31, 2012, approximately $183.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Payments of Contingent Consideration. Effective August 31, 2009, we acquired the outright rights to the LCB brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of our common stock valued at $71.3 million as of the closing date and $40.4 million in contingent payments paid over a 30-month period. The final payment was made in April 2012.

Credit Agreement. During the fourth quarter of 2012, we entered into a revolving credit facility pursuant to a Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. Our previous credit agreement expired on October 31, 2012. The revolving credit facility under the Credit Agreement is scheduled to mature on January 31, 2014. The Credit Agreement requires that interest and fees are payable quarterly in arrears and principal is payable at maturity.

We borrowed the maximum amount of $80.0 million under the Credit Agreement in December 2012. The full amount borrowed as of December 31, 2012 is classified as short-term borrowings and current maturities of capital lease obligation within our consolidated balance sheet for the year ended December 31, 2012.

Restricted Cash. During 2012, we established restricted cash balances of approximately $97.9 million, of which $88.0 million represented the 110% cash collateral for the loans secured under our Credit Agreement that was entered into during the fourth quarter of 2012. In addition, as of December 31, 2012, we had approximately $7.4 million of certificates of deposit to provide securitization for the letters of credit previously covered under our expired U.S. Credit Agreement, as well as $2.5 million of funds restricted for a legal matter.

Contractual Obligations

As of December 31, 2012, future minimum cash payments due under contractual obligations, including, among others, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows:

	2013	2014	2015	2016	2017	2018 & Thereafter	Total
	(Dollars in thousands)
Operating lease obligations(1)	$116,263	$111,210	$98,860	$82,014	$69,050	$162,018	$639,415
Capital lease obligations(2)	214	—	—	—	—	—	214
Credit Agreement(3)	—	80,000	—	—	—	—	80,000

Total contractual cash obligations(4)	$116,477	$191,210	$98,860	$82,014	$69,050	$162,018	$719,629

(1)	Amounts exclude certain costs associated with real estate leases, such as expenses for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	The capital lease obligations include both the future principal payment amount as well as an amount calculated for expected future interest payments.
(3)	Although our Credit Agreement has a maturity date of January 31, 2014, we anticipate repayment of the amount borrowed under our Credit Agreement during 2013.
(4)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all. See Note 14 “Income Taxes” of the notes to our consolidated financial statements for additional detail.

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

Capital Lease Obligations. We have assumed capital lease obligations in connection with certain acquisitions as well as financed certain equipment purchases under capital lease arrangements. As of December 31, 2012, the balance of outstanding capital lease obligations was approximately $0.2 million.

Credit Agreement. Per our Credit Agreement entered into in December 2012, we are obligated to pay the aggregate principal amount of all amounts outstanding under this Credit Agreement as of the maturity date of January 31, 2014. Accordingly, we have presented the amount borrowed under this Credit Agreement as of December 31, 2012 of $80.0 million as an obligation due in 2014 per the contractual obligations table above; however, we intend to repay this amount during 2013, and as such, we have classified this amount as short-term borrowings within our December 31, 2012 consolidated balance sheet.

Off-Balance Sheet Arrangements. As of December 31, 2012, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

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

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year. We classify our investment in ARS on our consolidated balance sheets within other non-current assets. An auction can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which an auction has failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the securities, or it matures. As of December 31, 2012, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive loss on our consolidated balance sheet of approximately $0.5 million as of December 31, 2012. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Base Loan Rate or the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of December 31, 2012, we had borrowings under this agreement of $80.0 million. The weighted average interest rate of borrowings under our credit agreement was 5.25% as of December 31, 2012.

Our financial instruments are recorded at their fair values as of December 31, 2012 and 2011. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

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

As a percentage of total continuing operations for the year ended December 31, 2012, our international operations represented approximately 9% of revenue and contributed $21.1 million of operating income. Total assets of our international operations represent 25% of total consolidated assets as of December 31, 2012. Our current year results included an unfavorable impact of foreign currency exchanges rates of $10.6 million and $1.7 million related to revenue and operating income, respectively, versus the prior year.

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

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the COSO Report, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 94 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

On February 26, 2013, the Company entered into a letter agreement with Steve Lesnik (“Letter Agreement”) in which Mr. Lesnik agreed to continue to serve as the Company’s Chief Executive Officer, an employee or consultant agent to the Company from the date of the Letter Agreement until March 31, 2014 (the “Term”). The Term may be extended by mutual agreement by Mr. Lesnik and the Board of Directors of the Company and is subject to automatic extension by one day for each day Mr. Lesnik serves as the Company’s Chief Executive Officer after September 30, 2013. The Letter Agreement provides that Mr. Lesnik will continue to receive his current salary of $83,333 per month through the end of the Term, as long as Mr. Lesnik remains employed by the Company as its Chief Executive Officer or remains available to provide executive consulting agent services to the Company.

In connection with Mr. Lesnik’s continued employment and potential consulting arrangement with the Company, the Company agreed, subject to approval by the Compensation Committee, to grant Mr. Lesnik on or around March 4, 2013, at the same time annual and long-term incentive awards are granted to other executives of the Company: (i) time-based options (the “Options”) to purchase shares of Company common stock, with the number of shares subject to the award determined by dividing $1 million by the product of the closing price of the Company’s common stock on the date of grant and a .55 Black-Scholes factor, provided that such number of shares shall not exceed 450,000; and (ii) performance-based cash-settled restricted stock units (the “RSUs”), with the number of RSUs subject to the award determined by dividing $1 million by a 90 day average price of the Company’s common stock. The Options will have an exercise price equal to the closing price of the Company’s common stock on the date of grant and will vest and become exercisable in twelve equal monthly installments as long as Mr. Lesnik remains employed by the Company as its Chief Executive Officer or remains available to provide executive consulting services to the Company. The RSUs will cease to be restricted and shall become non-forfeitable on March 14, 2014, as long as Mr. Lesnik remains employed by the Company as its Chief Executive Officer or remains available to provide executive consulting services to the Company, subject to the achievement of certain performance criteria on or prior to such date. The Options and the RSUs will be granted in accordance with, and subject to the terms and conditions of, the 2008 Incentive Compensation Plan and an applicable award agreement thereunder.

The foregoing description is qualified by reference to the terms of the Letter Agreement, which is filed as Exhibit 10.40 and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors:

Executive Officers:	Board of Directors:

Steven H. Lesnik Chairman of the Board, President and Chief Executive Officer	Steven H. Lesnik—Chairman of the Board President and Chief Executive Officer of Career Education Corporation

Colleen M. O’Sullivan	Leslie T. Thornton—Lead Director
Senior Vice President and Chief Financial Officer	Vice President and General Counsel of WGL Holdings, Inc.

Jeffrey D. Ayers	Dennis H. Chookaszian
Senior Vice President, General Counsel and Corporate Secretary	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Teresa Cotton Santos	David W. Devonshire
Senior Vice President and Chief Ethics and Compliance Officer	Former Executive Vice President and Chief Financial Officer of Motorola, Inc.

Jason T. Friesen	Patrick W. Gross
Senior Vice President and Chief University Education Officer	Chairman of the Lovell Group

Daniel J. Hurdle	Gregory L. Jackson
Senior Vice President and Chief Career Schools Officer	Managing Partner, Jackson Park Capital, LLC

Manoj G. Kulkarni	Thomas B. Lally
Senior Vice President and Chief Technology and Innovation Officer	Former President of Heller Equity Capital Corporation

Catherine Lespine	Ronald D. McCray
Director General of INSEEC Group	Former Chief Administrative Officer of Nike, Inc.

Colon S. McLean
Senior Vice President and Chief Human Resources Officer

Anthony Mitchell
Senior Vice President and Chief Communications and Public Affairs Officer

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans
Equity compensation plans approved by stockholders	2,591,887	(1)	$25.96	10,069,137	(2)

Total	2,591,887		$25.96	10,069,137

(1)	Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan and 2008 Incentive Compensation Plan.
(2)	Includes shares available for future issuance under the Career Education Corporation 2008 Incentive Compensation Plan. In addition to stock options, the Career Education Corporation 2008 Incentive Compensation Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. This amount does not reflect 3.7 million shares underlying restricted stock units and stock options outstanding as of December 31, 2012, which upon vesting or exercise will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan.

Career Education Corporation, its directors and certain of its officers may be deemed to be participants in the solicitation of Career Education Corporation’s security holders in connection with its 2013 Annual Meeting of Stockholders. Security holders may obtain information regarding the names, affiliations, and interests of such individuals in this Form 10-K and its Proxy Statement relating to its 2013 Annual Meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed in the Index to Financial Statements page 92 are filed as part of this Annual Report.

2.	Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 149 - 152 are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2013.

CAREER EDUCATION CORPORATION

By:	/s/ COLLEEN M. O’SULLIVAN
Colleen M. O’Sullivan,
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN H. LESNIK Steven H. Lesnik	Chairman of the Board and Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ COLLEEN M. O’SULLIVAN Colleen M. O’Sullivan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ LESLIE T. THORNTON Leslie T. Thornton	Lead Director	February 28, 2013

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	February 28, 2013

/s/ DAVID W. DEVONSHIRE David W. Devonshire	Director	February 28, 2013

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 28, 2013

/s/ GREGORY L. JACKSON Gregory L. Jackson	Director	February 28, 2013

/s/ THOMAS B. LALLY Thomas B. Lally	Director	February 28, 2013

/s/ RONALD D. MCCRAY Ronald D. McCray	Director	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation

We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Career Education Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Career Education Corporation

We have audited Career Education Corporation and subsidiaries internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Report. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Career Education Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Career Education Corporation and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2013

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$240,560	$280,592
Restricted cash	97,878	—
Short-term investments	63,876	160,607

Total cash and cash equivalents and short-term investments	402,314	441,199
Student receivables, net of allowance for doubtful accounts of $35,250 and $42,914 as of December 31, 2012 and 2011, respectively	68,940	59,960
Receivables, other, net	3,845	2,896
Prepaid expenses	44,440	62,176
Inventories	8,575	11,334
Deferred income tax assets, net	7,092	10,837
Other current assets	4,422	17,871
Assets of discontinued operations	3,933	4,205

Total current assets	543,561	610,478

NON-CURRENT ASSETS:
Property and equipment, net	277,571	349,719
Goodwill	133,025	212,626
Intangible assets, net	61,681	76,286
Student receivables, net of allowance for doubtful accounts of $11,982 and $21,048 as of December 31, 2012 and 2011, respectively	6,832	9,311
Deferred income tax assets, net	48,070	2,673
Other assets, net	33,333	30,122
Assets of discontinued operations	18,630	24,905

TOTAL ASSETS	$1,122,703	$1,316,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current maturities of capital lease obligations	$80,211	$844
Accounts payable	38,440	48,362
Accrued expenses:
Payroll and related benefits	46,586	41,853
Advertising and production costs	20,963	17,717
Other	44,651	67,077
Deferred tuition revenue	112,038	144,696
Liabilities of discontinued operations	9,826	8,894

Total current liabilities	352,715	329,443

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	—	207
Deferred rent obligations	95,164	102,034
Other liabilities	29,931	40,365
Liabilities of discontinued operations	33,103	37,980

Total non-current liabilities	158,198	180,586

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,616,987 and 81,966,793 shares issued, 67,069,734 and 73,621,548 shares outstanding as of December 31, 2012 and 2011, respectively	816	820
Additional paid-in capital	596,826	590,965
Accumulated other comprehensive loss	(4,785)	(5,136)
Retained earnings	232,921	375,717
Cost of 14,547,253 and 8,345,245 shares in treasury as of December 31, 2012 and 2011, respectively	(213,988)	(156,275)

Total stockholders’ equity	611,790	806,091

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,122,703	$1,316,120

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
REVENUE:
Tuition and registration fees	$1,460,959	$1,816,746	$1,990,139
Other	28,310	56,623	79,414

Total revenue	1,489,269	1,873,369	2,069,553

OPERATING EXPENSES:
Educational services and facilities	571,169	626,158	617,421
General and administrative	894,185	932,643	1,070,691
Depreciation and amortization	80,658	82,350	68,667
Goodwill and asset impairment	127,007	191,524	70,429

Total operating expenses	1,673,019	1,832,675	1,827,208

Operating (loss) income	(183,750)	40,694	242,345

OTHER INCOME (EXPENSE):
Interest income	1,826	1,376	1,138
Interest expense	(271)	(563)	(381)
Miscellaneous income (expense)	483	1,972	(484)

Total other income	2,038	2,785	273

PRETAX (LOSS) INCOME	(181,712)	43,479	242,618
(Benefit from) provision for income taxes	(46,806)	46,740	78,948

(LOSS) INCOME FROM CONTINUING OPERATIONS	(134,906)	(3,261)	163,670

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(7,890)	21,834	(5,897)

NET (LOSS) INCOME	(142,796)	18,573	157,773

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	503	(5,015)	(8,577)
Unrealized (losses) gains on investments	(152)	(40)	88

Total other comprehensive income (loss)	351	(5,055)	(8,489)

COMPREHENSIVE (LOSS) INCOME	$(142,445)	$13,518	$149,284

NET (LOSS) INCOME PER SHARE—BASIC:
(Loss) income from continuing operations	$(2.03)	$(0.04)	$2.05
(Loss) income from discontinued operations	(0.12)	0.29	(0.08)

Net (loss) income per share	$(2.15)	$0.25	$1.97

NET (LOSS) INCOME PER SHARE—DILUTED:
(Loss) income from continuing operations	$(2.03)	$(0.04)	$2.02
(Loss) income from discontinued operations	(0.12)	0.29	(0.07)

Net (loss) income per share	$(2.15)	$0.25	$1.95

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,475	74,498	79,902

Diluted	66,475	74,498	80,850

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost
BALANCE, December 31, 2009	95,399	$954	(9,614)	$(221,887)	$662,865	$8,408	$471,705	$922,045
Net income	—	—	—	—	—	—	157,773	157,773
Foreign currency translation loss	—	—	—	—	—	(8,577)	—	(8,577)
Unrealized gain on investments	—	—	—	—	—	88	—	88

Total comprehensive income								149,284

Treasury stock purchased	—	—	(5,427)	(154,913)	—	—	—	(154,913)
Treasury stock retirement	(15,119)	(151)	15,119	379,139	(106,654)	—	(272,334)	—
Share-based compensation expense:
Stock option plans	—	—	—	—	7,419	—	—	7,419
Restricted stock award plans	—	—	—	—	9,485	—	—	9,485
Employee stock purchase plan	—	—	—	—	414	—	—	414
Common stock issued under:
Stock option plans	52	—	—	—	766	—	—	766
Restricted stock award plans	774	8	(89)	(2,530)	(8)	—	—	(2,530)
Employee stock purchase plan	114	1	—	—	2,343	—	—	2,344
Tax benefit of options exercised	—	—	—	—	223	—	—	223

BALANCE, December 31, 2010	81,220	$812	(11)	$(191)	$576,853	$(81)	$357,144	$934,537

Net income	—	—	—	—	—	—	18,573	18,573
Foreign currency translation loss	—	—	—	—	—	(5,015)	—	(5,015)
Unrealized loss on investments	—	—	—	—	—	(40)	—	(40)

Total comprehensive income								13,518

Treasury stock purchased	—	—	(8,056)	(150,445)	—	—	—	(150,445)
Share-based compensation expense:
Stock option plans	—	—	—	—	5,453	—	—	5,453
Restricted stock award plans	—	—	—	—	8,978	—	—	8,978
Employee stock purchase plan	—	—	—	—	400	—	—	400
Common stock issued under:
Stock option plans	142	2	—	—	2,067	—	—	2,069
Restricted stock award plans	425	4	(278)	(5,639)	(4)	—	—	(5,639)
Employee stock purchase plan	180	2	—	—	2,299	—	—	2,301
Tax effect of options exercised and stock settlements	—	—	—	—	(5,081)	—	—	(5,081)

BALANCE, December 31, 2011	81,967	$820	(8,345)	$(156,275)	$590,965	$(5,136)	$375,717	$806,091

Net loss	—	—	—	—	—	—	(142,796)	(142,796)
Foreign currency translation gain	—	—	—	—	—	503	—	503
Unrealized loss on investments	—	—	—	—	—	(152)	—	(152)

Total comprehensive loss								(142,445)

Treasury stock purchased	—	—	(6,072)	(56,431)	—	—	—	(56,431)
Share-based compensation expense:
Stock option plans	—	—	—	—	2,907	—	—	2,907
Restricted stock award plans	—	—	—	—	6,637	—	—	6,637
Employee stock purchase plan	—	—	—	—	143	—	—	143
Common stock issued under:
Stock option plans	—	—	—	—	—	—	—	—
Restricted stock award plans	(557)	(6)	(130)	(1,282)	6	—	—	(1,282)
Employee stock purchase plan	207	2	—	—	1,597	—	—	1,599
Tax effect of stock settlements	—	—	—	—	(5,429)	—	—	(5,429)

BALANCE, December 31, 2012	81,617	$816	(14,547)	$(213,988)	$596,826	$(4,785)	$232,921	$611,790

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(142,796)	$18,573	$157,773
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and asset impairment	127,007	191,524	71,829
Loss on sale of student receivables	720	—	—
Depreciation and amortization expense	81,813	85,367	71,624
Bad debt expense	40,022	55,721	106,324
Compensation expense related to share-based awards	9,687	14,831	17,318
Gain on sale of business	—	(27,085)	—
Gain on bargain purchase	(669)	—	—
Loss (gain) on disposition of property and equipment	301	(1,711)	457
Deferred income taxes	(42,014)	14,226	(17,007)
Changes in operating assets and liabilities
Student receivables, gross	17,913	29,917	(30,105)
Allowance for doubtful accounts	(57,908)	(81,666)	(68,815)
Other receivables, net	(1,433)	(738)	(459)
Inventories, prepaid expenses, and other current assets	16,244	3,418	(1,542)
Deposits and other non-current assets	1,654	3,356	(1,794)
Accounts payable	(11,984)	(3,803)	4,364
Accrued expenses and deferred rent obligations	(19,473)	(74,075)	(25,055)
Deferred tuition revenue	(35,882)	2,595	(12,653)

Net cash (used in) provided by operating activities	(16,798)	230,450	272,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(147,085)	(189,258)	(291,864)
Sales of available-for-sale investments	246,464	188,322	332,445
Purchases of property and equipment	(37,944)	(78,333)	(127,283)
Proceeds on the sale of assets	—	6,259	—
Proceeds on the sale of business, net of cash divested	—	16,670	—
Business acquisitions, net of acquired cash	(1,721)	(9,851)	(6,194)
Other	(1,359)	(40)	88

Net cash provided by (used in) investing activities	58,355	(66,231)	(92,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(56,431)	(150,445)	(154,913)
Issuance of common stock	1,599	4,370	3,109
Tax benefit associated with stock option exercises	—	376	223
Payments of assumed loans upon business acquisition	(318)	—	(4,279)
Payments of contingent consideration	(5,818)	(16,355)	(16,852)
Borrowings from credit facility	80,000	—	—
Restricted cash	(97,878)	—	—
Payments of capital lease obligations	(844)	(989)	(1,013)

Net cash used in financing activities	(79,690)	(163,043)	(173,725)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(1,837)	(10,066)	(1,316)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,970)	(8,890)	4,410
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the year	—	28,844	26,828
Less: Cash balance of discontinued operations, end of the year	62	—	28,844
CASH AND CASH EQUIVALENTS, beginning of the year	280,592	260,638	258,244

CASH AND CASH EQUIVALENTS, end of the year	$240,560	$280,592	$260,638

Supplemental Cash Flow Information:
Interest paid	$205	$116	$162
Income taxes paid	$19,102	$40,188	$103,306

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” refer to an individual, branded, for-profit educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation and Basis of Presentation

These consolidated financial statements include the accounts of CEC and our wholly-owned subsidiaries (collectively “CEC”). All inter-company transactions and balances have been eliminated in consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

b. Reclassifications

In the fourth quarter of 2012, we reorganized our business across seven reporting segments: CTU, AIU (comprises University Schools); Health Education, Culinary Arts, Design & Technology (comprises Career Schools); International; and Transitional Schools. This reorganization was a result of the decision made in the fourth quarter of 2012 to teach out a number of campuses, which are now included in our Transitional Schools reporting segment, along with campuses previously announced as being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for schools within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As schools within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. In addition, during the fourth quarter of 2012, we completed the teach-out of Le Cordon Bleu Pittsburgh. Accordingly, the results of operations for this school are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

During 2012, we reclassified payments made for contingent consideration in association with our acquisition of the rights to the LCB trade name on our consolidated statements of cash flows. The contingent consideration was reclassified from net cash used in investing activities to net cash used in financing activities. All prior periods have been reclassified to reflect this presentation.

As of December 31, 2012, we reclassified balances for share-based awards subject to redemption to retained earnings on our consolidated balance sheets. The amounts related to our share-based awards subject to redemption are not material and this reclassification does not materially affect our balance sheet presentation.

c. Management’s Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations, the assumptions surrounding sublease income utilized in determining the fair value of remaining lease obligations, assumptions utilized in calculating our deferred tax balances, fair values used in asset impairment evaluations including goodwill and intangible assets, and the assumptions used in determining the fair value of accruals for severance and related costs. Although these estimates are based upon management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

d. Concentration of Credit Risk

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” For the years ended December 31, 2012, 2011 and 2010, approximately 80%, 83% and 82% respectively, of our U.S. schools’ cash receipts from tuition payments came from Title IV Program funding.

Transfers of funds received from Title IV Programs are made in accordance with the U.S. Department of Education’s (“ED”) requirements. Changes in ED funding of Title IV Programs could have a material impact on our ability to attract students and the realizability of our student receivables. See Item 1A, “Risk Factors,” for further discussion of the risks associated with Title IV Programs.

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

Our investment in auction rate securities (“ARS”) is presented within other non-current assets on the consolidated balance sheets. As of December 31, 2012, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Accumulative unrealized loss of $0.5 million as of December 31, 2012, is reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Our student receivables with repayment periods greater than one year are presented within non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

g. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our schools, is generally segregated into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. Generally, we bill students a one-time registration fee at the beginning of their program and recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. A majority of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies, which we treat as a single accounting unit. Generally, we bill student tuition fees, including those treated as a single accounting unit, at the beginning of each academic period, and recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our culinary arts and our health programs earn tuition fees over the entire course of the program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fees payments received from students but not yet earned is recorded as deferred tuition revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of income and comprehensive income until the related refund provisions have lapsed. The portion of deferred revenue we are entitled to retain once a student withdraws is immediately recognized as revenue with a corresponding charge to bad debt expense for any amount deemed to be uncollectible.

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

Other revenue consists primarily of bookstore sales for schools not using single-charge billing, contract-training revenue and restaurant revenue. Other revenue is billed and recognized as revenue as services are performed or goods are delivered.

h. Cash and Cash Equivalents

Cash equivalents include short-term investments with a term to maturity of less than 90 days at the date of purchase. The Company holds funds that are restricted in use under our Credit Agreement. Loans which are disbursed under the Credit Agreement are secured by 110% cash collateral. In addition, the Company has funds which are restricted in use and provide collateral for letters of credit as well as accounts held with legal restrictions.

Included in cash and cash equivalents, unrestricted, are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools require that the funds be utilized for these particular not-for-profit schools. Restrictions on cash balances have not affected our ability to fund daily operations. See Note 6 “Cash and Cash Equivalents and Investments” of the notes to our consolidated financial statements for further discussion.

i. Student Receivables

Student receivables represent funds owed to us in exchange for the education services that we provided to a student. Student receivables are reported net of an allowance for doubtful accounts and net of deferred tuition revenue, as determined on a student-by-student basis as of the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheets. Student receivables which are due to be paid at dates ranging from one to ten years from the balance sheet date are reported as non-current assets within our consolidated balance sheets.

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

j. Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of FASB ASC Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheets at estimated fair value. The results of operations of discontinued operations are segregated from continuing operations and reported separately as discontinued operations in our consolidated statements of income and comprehensive income. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

k. Investments

Our investments, which primarily consist of U.S. Treasury bills, are classified as “available-for-sale” and recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive (loss) income within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our consolidated statements of income and comprehensive income. Our investment in a municipal auction rate security has a stated term to maturity of greater than one year. As such, we classify this investment as a component of other assets within non-current assets on our consolidated balance sheets.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to recent historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A on Form 10-K.

Intangible assets include both indefinite and definite-lived assets. Indefinite-lived assets include our trade names and accreditation rights, which are recorded at fair market value upon acquisition. Accreditation rights represent the ability of our schools to participate in Title IV Programs.

Our definite-lived assets include courseware, which represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired courseware balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Other definite-lived intangible assets represent ownership related to renewable internet domain names and are amortized on a straight-line basis over the applicable renewal periods.

During the year ended December 31, 2012, we recorded $96.5 million of goodwill and intangible asset impairment charges. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion. As of December 31, 2012, we had $133.0 million of goodwill remaining. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible further declines in estimated fair value and goodwill impairment.

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

During the year ended December 31, 2012, we recorded $30.5 million of asset impairment charges. See Note 8 “Property and Equipment” of the notes to our consolidated financial statements for further discussion.

p. Contingencies

During the ordinary course of business, we are subject to various claims and contingencies. In accordance with FASB ASC Topic 450 – Contingencies, when we become aware of a claim or potential claim, we assess the likelihood of any related loss or exposure. The probability of whether an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated, is analyzed, and if the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. For all matters that are currently being reviewed, we expense legal fees, including defense costs, as they are incurred. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters, and our assessment of exposure requires subjective and judgmental assessment. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional information.

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

r. Deferred Rent Obligations

Certain of the real estate operating lease agreements to which we are party contain rent escalation clauses or lease incentives, such as rent abatements or tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the term of the lease, which begins on the date that we take control of the leased space. Renewal options are considered when evaluating the overall term of the lease. In accordance with FASB ASC Topic 840 – Leases, differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis and tenant improvement allowances due or received from lessors, are recorded as deferred rent obligations on our consolidated balance sheets.

We record tenant improvement allowances as a deferred rent obligation on our consolidated balance sheets and as a cash inflow from operating activities in our consolidated statements of cash flows. We record capital expenditures funded by tenant improvement allowances received as a leasehold improvement on our consolidated balance sheets and as a capital expenditure within our consolidated statements of cash flows.

s. Share-Based Compensation

FASB ASC Topic 718 – Compensation-Stock Compensation requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares or units of restricted stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

See Note 16 “Share-Based Compensation” of the notes to our consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

t. Foreign Currency Translation

For the years ended December 31, 2012, 2011 and 2010, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S. dollars using average exchange rates during the reporting period, with transaction gains or losses included in net income. The aggregate transaction gains or losses included in net income for the years ended December 31, 2012, 2011 and 2010 were not significant. The assets and liabilities of these subsidiaries have been translated into U.S. dollars using exchange rates in effect at the balance sheet dates, with gains and losses resulting from such translations included in accumulated other comprehensive (loss) income. Accumulated other comprehensive loss included a comprehensive loss related to foreign currency translations of $4.3 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively. The functional currency of each of our foreign subsidiaries is its local currency.

u. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: (1) salaries and benefits of faculty, academic administrators, and student support personnel, and (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training. Costs of such other goods and services for continuing operations, included in educational services and facilities expense in our consolidated statements of income and comprehensive income, were approximately $56.5 million, $82.1 million and $88.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

v. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses in our consolidated statements of income and comprehensive income, were $310.9 million, $287.2 million and $298.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

3. BUSINESS ACQUISITIONS

Ecoles Supérieures de Commerce Chambéry

On December 18, 2012 we assumed operation of the European-based business school Ecoles Supérieures de Commerce Chambéry (“ESC Chambéry”). ESC Chambéry is part of the national network of graduate business schools in France and is certified by the French Ministry of Education. This operation represents a strategic opportunity to expand geographically within Europe, providing our INSEEC group schools with an opportunity to leverage existing programs and management infrastructure to drive growth.

The preliminary allocation of purchase price resulted in a bargain purchase of $0.7 million, which was recorded as a gain on purchase within other income (expense) on our consolidated statement of income and comprehensive income for the year ended December 31, 2012. We believe this association resulted in a bargain purchase gain, given that the purchase price was less than the fair market value of the net assets acquired, as a result of the prior entity’s history of operating losses and the inability to self-sustain without government subsidies.

The preliminary allocation of purchase price was based upon a preliminary estimated closing balance sheet. The preliminary purchase price allocation is subject to change upon finalization of the closing balance sheet. ESC Chambéry’s operating results are immaterial to our consolidated results and are included in the consolidated financial statements from the date of purchase.

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

Luxury Attitude’s operating results are immaterial to our consolidated results and are included in the consolidated financial statements from the date of acquisition.

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

The purchase agreement also included a contingent consideration provision which is calculated based upon future revenue growth and operating margins. The amount due is also dependent upon the period of time the previous owners of Everblue remain with CEC. As such, the contingent consideration is accounted for as compensation; it was not part of the consideration paid for the business. As of December 31, 2012, $1.6 million has been recognized related to this contingent consideration provision, due to the previous owners’ termination of employment with CEC in February 2012. The amount of actual contingent consideration is in dispute with the previous owners and may be subject to further adjustment.

The following table summarizes the final fair values of assets acquired and liabilities assumed in connection with the acquisition of Everblue as of December 1, 2011:

(Dollars in thousands)
Current assets:
Receivables	$1,185
Other current assets	285
Non-current assets:
Property and equipment	147
Goodwill	8,853

Total assets acquired	10,470

Deferred tuition revenue	681

Total liabilities assumed	681

Net assets acquired	$9,789

4. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU give entities the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If impairment is indicated, the fair value of the indefinite–lived intangible asset should be determined and the quantitative impairment test should be performed by comparing the fair value with the carrying amount in accordance with Subtopic 350-30; if impairment is not indicated, the entity is not required to take further action. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We have elected to early adopt this guidance, and the early adoption did not impact the presentation of our financial condition, results of operation and disclosures.

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

5. DISCONTINUED OPERATIONS

As of December 31, 2012, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations. During the fourth quarter of 2012, our LCB Pittsburgh campus ceased operations. All current and prior period financial statements include the results of operations and financial position of LCB Pittsburgh as a component of discontinued operations.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2012, 2011 and 2010, were as follows:

	For the Year Ended December 31,
	2012	2011 (1)	2010
	(Dollars in thousands)
Revenue	$1,295	$42,868	$55,127

(Loss) income before income tax	$(12,200)	$19,162	$(9,292)
Income tax benefit	(4,310)	(2,672)	(3,395)

(Loss) income from discontinued operations, net of tax	$(7,890)	$21,834	$(5,897)

(1)	During the year ended December 31, 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London. As a result of that transaction we recorded a pretax gain of approximately $27.1 million. The income tax benefit for fiscal 2011 included $0.3 million of income tax expense related to this sale. The tax gain related to this transaction was significantly less than the gain reflected within the income before income tax for fiscal 2011 due to the $20.2 million of goodwill which was allocated to the remainder of the International reporting unit for book purposes, but which was included in the net assets sold for purposes of calculating the taxable gain.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2012 and 2011 include the following:

	As of December 31,
	2012	2011
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$62	$—
Receivables, net	421	736
Other current assets	—	142
Deferred income tax assets	3,450	3,327

Total current assets	3,933	4,205

Non-current assets:
Property and equipment, net	7	69
Intangible assets, net	—	900
Deferred income tax assets	17,083	22,270
Other assets, net	1,540	1,666

Total assets of discontinued operations	$22,563	$29,110

Liabilities:
Current liabilities:
Accounts payable	$8	$49
Accrued expenses	644	613
Deferred tuition revenue	—	251
Remaining lease obligations	9,174	7,981

Total current liabilities	9,826	8,894

Non-current liabilities:
Remaining lease obligations	33,103	37,980

Total liabilities of discontinued operations	$42,929	$46,874

Remaining Lease Obligations

A number of the schools that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for our discontinued operations for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments(2)	Other(3)	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2012	$45,961	$7,371	$(11,055)	$—	$42,277

For the twelve months ended December 31, 2011	$50,827	$7,636	$(11,035)	$(1,467)	$45,961

For the twelve months ended December 31, 2010	$71,714	$6,527	$(27,952)	$538	$50,827

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	See Note 9 “Leases” of the notes to our consolidated financial statements for the future minimum lease payments under operating leases for discontinued operations as of December 31, 2012.
(3)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

6. CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents and investments from our continuing operations consist of the following as of December 31, 2012 and 2011:

	December 31, 2012
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$136,784	$—	$—	$136,784
Money market funds	103,764	12	—	103,776

Cash and cash equivalents, unrestricted	240,548	12	—	240,560

Restricted cash	97,878	—	—	97,878

Total cash and cash equivalents	338,426	12	—	338,438

Short-term investments (available-for-sale):
U.S. Treasury bills	63,879	4	(7)	63,876

Total short-term investments (available-for-sale)	63,879	4	(7)	63,876

Total cash and cash equivalents and short-term investments	$402,305	$16	$(7)	$402,314

Long-term investments (available-for-sale):
Municipal bonds	$7,850	$—	$(468)	$7,382

	December 31, 2011
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$157,317	$—	$—	$157,317
Money market funds	122,827	448	—	123,275

Cash and cash equivalents, unrestricted	280,144	448	—	280,592

Short-term investments (available-for-sale):
U.S. Treasury bills	133,648	31	(5)	133,674
U.S. Government Agencies	26,962	—	(29)	26,933

Total short-term investments (available-for-sale)	160,610	31	(34)	160,607

Total cash and cash equivalents and short-term investments	$440,754	$479	$(34)	$441,199

Long-term investments (available-for-sale):
Municipal bonds	$11,150	$—	$(735)	$10,415

In the table above, unrealized holding losses as of December 31, 2012 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investment in municipal bonds, which is an auction rate security (“ARS”). When evaluating our investment for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The unrealized loss attributable to our municipal bonds at December 31, 2012 is attributable to the continued lack of activity in the ARS market, exposing this investment to liquidity risk.

Included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents was $87.2 million and $74.5 million at December 31, 2012 and December 31, 2011, respectively. In addition, restricted cash balances as of December 31, 2012 total approximately $97.9 million and are comprised of $88.0 million to provide securitization for borrowings under our Credit Agreement, $7.4 million of certificates of deposit to provide securitization for our letters of credit and $2.5 million of funds related to a legal matter.

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

Municipal bonds: Debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of December 31, 2012, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of December 31, 2012 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

During the fourth quarter of 2012, we sold one ARS investment for a loss of $0.2 million. We do not have the intent to sell our remaining ARS investment as of December 31, 2012.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2012 and 2011, are as follows:

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
	(Dollars in thousands)
Original stated term to maturity of available-for-sale-investments as of December 31, 2012	$63,876	$—	$—	$7,382	$71,258
Original stated term to maturity of available-for-sale-investments as of December 31, 2011	$160,607	$—	$—	$10,415	$171,022

Realized gains or losses resulting from sales of investments during the years ended December 31, 2012, 2011 and 2010 were not significant.

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

As of December 31, 2012, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of December 31, 2012, our investment in municipal bonds is classified as available-for-sale and reflected at fair value. The auction event for this investment has been failing for over three years. The fair value of this security is estimated utilizing a discounted cash flow analysis as of December 31, 2012. This analysis considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. This security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by FASB ASC Topic 820 – Fair Value Measurements at December 31, 2012 and December 31, 2011 were as follows:

	As of December 31, 2012
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$7,382	$7,382
U.S. Treasury bills	63,876	—	—	63,876

Totals	$63,876	$—	$7,382	$71,258

	As of December 31, 2011
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$10,415	$10,415
U.S. Treasury bills	133,674	—	—	133,674
U.S. Government Agencies	26,933	—	—	26,933

Totals	$160,607	$—	$10,415	$171,022

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended December 31, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$10,415
Unrealized gain	267
Realized loss	(188)
Settlements	(600)
Sale of securities	(2,512)

Balance at December 31, 2012	$7,382

7. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue. Student receivables, net are reflected on our consolidated balance sheets as components of both current and non-current assets.

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

We regularly monitor compliance with the “90-10 Rule” established under the The Higher Education Opportunity Act. As a result, during 2012, we delayed receipt of approximately $24.3 million of Title IV funds to help our institutions comply with the 90-10 Rule for fiscal 2012. Our student receivables balance increased during the current year as compared to the prior year as a result of this delay. The majority of these funds were drawn down during January 2013.

Student Receivables Under Extended Payment Plans and Recourse Loan Agreements

We had previously provided extended payment plans to certain students to assist them in completing their educational programs. We have discontinued providing extended payment plans to students. As of December 31, 2012 and December 31, 2011, the amount of non-current student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $4.3 million and $6.1 million, respectively.

Previously, we had recourse loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans originated by them to our students after a certain period of time. Our recourse loan agreement with Stillwater was terminated on April 29, 2007. Our recourse loan agreement with Sallie Mae ended on March 31, 2008.

Outstanding net recourse loan receivable balances for continuing operations as of December 31, 2012 and December 31, 2011 were $2.5 million and $3.2 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the consolidated balance sheets.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the year ended December 31, 2012	$63,962	$39,948	$(56,678)	$47,232

For the year ended December 31, 2011	$88,961	$54,825	$(79,824)	$63,962

For the year ended December 31, 2010 (2)	$52,385	$104,371	$(67,795)	$88,961

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $10.1 million, $10.0 million and $9.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	In the first and third quarters of 2010, we increased the reserve rates applied to outstanding student receivables balances attributed to our student extended payment plans and our previously terminated recourse loan programs. The increases resulted from lower repayment history experienced on these programs. The bad debt reserve rates are continually reviewed for appropriateness based upon historical repayment data as it becomes available.

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011	Life
	(Dollars in thousands)
Land	$3,394	$3,375
Building and improvements	51,347	46,769	15-50 years
Computer hardware and software	160,287	139,671	3 years
Culinary equipment and library materials	22,074	22,015	10 years
Furniture, fixtures and equipment	146,349	145,920	5-10 years
Leasehold improvements	388,083	405,668	Shorter of Life of Lease or Useful Life
Vehicles	931	962	5 years
Construction in progress	3,555	4,764

	776,020	769,144
Less-Accumulated depreciation	(498,449)	(419,425)

Total property and equipment, net	$277,571	$349,719

Depreciation expense for continuing operations for the years ended December 31, 2012, 2011 and 2010, was $79.1 million, $76.6 million and $67.8 million, respectively. Depreciation expense for discontinued operations, included in (loss) income from discontinued operations, was $0.3 million, $1.8 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Property and equipment was affected by asset impairment charges of approximately $30.5 million for the year ended December 31, 2012 and $0.3 million for the year ended December 31, 2010. During 2012, we recorded $29.5 million for asset impairment charges related to the reduction in carrying values for schools that are being taught out. As these assets are expected to generate negative cash flows during the teach-out period, the fair value of these assets was determined based upon management’s assumptions regarding similarly-priced assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820. In addition, we recorded $1.0 million in asset impairment charges related to leased facilities within AIU and CTU as a result of exiting certain facilities. The $0.3 million charge recorded during 2010 related to asset impairment charges for one of our leased facilities within the Design & Technology segment.

During 2011, we recorded a gain of approximately $1.4 million in connection with the sale of property located in California. This gain was recorded under miscellaneous income (expense) within Corporate and Other on our consolidated statement of income and comprehensive income.

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

Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the term of the lease, which begins on the date we take control of the leased space. Renewal options are considered when determining the overall lease term. In accordance with FASB ASC Topic 840—Leases, differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis and tenant improvement allowances due or received from lessors, are recorded as deferred rent obligations on our consolidated balance sheets.

In addition, we have financed the acquisition of certain property and equipment through capital lease arrangements and have assumed capital lease obligations in connection with certain acquisitions. The current portion of our capital lease obligations for continuing operations is included within short-term borrowings and current maturities of capital lease obligations on our consolidated balance sheets, and the non-current portion of our capital lease obligations is included within capital lease obligations, net of current maturities on our consolidated balance sheets. The cost basis and accumulated depreciation of assets recorded under capital leases from continuing operating activities, which are included in property and equipment, are as follows as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in thousands)
Cost	$9,224	$9,143
Accumulated depreciation	(6,993)	(6,691)

Net book value	$2,231	$2,452

Depreciation expense for continuing operations recorded in connection with assets recorded under capital leases was $0.3 million, $0.9 million, and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $103.2 million, $106.3 million and $110.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is reflected in educational services and facilities expense in our consolidated statements of income and comprehensive income. Rent expense for discontinued operations, which is included in (loss) income from discontinued operations, was approximately $7.1 million, $13.6 million and $14.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Remaining Lease Obligations

We have recorded lease exit costs over the past three years associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our consolidated statements of income and comprehensive income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments	Other(2)	Balance, End of Period
	(Dollars in thousands)
For the year ended December 31, 2012	$12,831	$4,249	$(3,818)	$—	$13,262

For the year ended December 31, 2011	$17,770	$1,313	$(6,544)	$292	$12,831

For the year ended December 31, 2010	$19,609	$4,364	$(6,115)	$(88)	$17,770

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2012, future minimum lease payments under capital leases and operating leases for continuing and discontinued operations are as follows:

		Operating Leases
	Capital Leases	Continuing Operations	Discontinued Operations	Total
	(Dollars in thousands)
2013	$214	$103,010	$13,253	$116,477
2014	—	97,597	13,613	$111,210
2015	—	86,132	12,728	$98,860
2016	—	71,801	10,213	$82,014
2017	—	59,038	10,012	$69,050
2018 and thereafter	—	157,349	4,669	$162,018

Total	$214	$574,927	$64,488	$639,629

Less—Portion representing interest at annual rates of 6.25%	(3)

Principal	$211

As of December 31, 2012, future minimum sublease rental income under operating leases for continuing and discontinued operations is as follows:

	Continuing	Discontinued
	Operations	Operations
	(Dollars in thousands)
2013	$52	$2,478
2014	—	2,509
2015	—	2,555
2016	—	2,569
2017	—	2,590
2018 and thereafter	—	—

Total	$52	$12,701

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for continuing operations during the years ended December 31, 2012 and 2011 are as follows by segment:

	CTU	AIU	Health Education	Culinary Arts	Design & Technology	International	Transitional	Total
	(Dollars in thousands)
Goodwill balance as of December 31, 2010(1)	$46,148	$41,418	$106,497	$73,748	$31,899	$44,037	$30,840	$374,587
Goodwill impairment	(210)	—	(64,626)	(73,748)	—	—	(30,113)	(168,697)
Business acquisition	—	—	—	—	8,853	—	—	8,853
Effect of foreign currency exchange rate changes	—	—	—	—	—	(2,117)	—	(2,117)

Goodwill balance as of December 31, 2011(1)	$45,938	$41,418	$41,871	$—	$40,752	$41,920	$727	$212,626

Goodwill impairment	—	—	(41,871)	—	(40,752)	—	(727)	(83,350)
Business acquisition	—	—	—	—	—	2,896	—	2,896
Effect of foreign currency exchange rate changes	—	—	—	—	—	853	—	853

Goodwill balance as of December 31, 2012	$45,938	$41,418	$—	$—	$—	$45,669	$—	$133,025

(1)	Goodwill balances were reclassified upon the reorganization of our reporting segments during the fourth quarter of 2012.

We performed our annual impairment testing of goodwill as of October 1, 2012 and determined that none of our reporting units were at risk of failing the first step of the goodwill impairment test as of October 1, 2012.

During the second quarter of 2012, in conjunction with the quarterly review process, we concluded that certain indicators existed to suggest the Health Education and Design & Technology reporting units were at risk of their respective carrying values exceeding fair values as of June 30, 2012. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. These indicators included, but were not limited to, a decline in cash flows, a decline in actual revenue and earnings as compared to projected results and a marked decline in new student interest which negatively impacted our overall student population.

In calculating the fair value for both of these reporting units, we performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units:

•

Income Approach: To determine the estimated fair value of each reporting unit, we discount the expected cash flows which are developed by management. We estimate our future cash flows after considering current economic conditions and trends, estimated future operating results, our views of growth rates and anticipated future economic and regulatory conditions. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our future expected cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our models, we use a terminal value approach and incorporate the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our reporting units using several market-based approaches, including the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

The determination of estimated fair value of each reporting unit requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 per ASC Topic 820. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating cash flow projections and capital expenditure forecasts. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of each reporting unit for reasonableness.

As a result of the interim impairment test during the second quarter of 2012, we recorded goodwill impairment charges of $41.9 million and $41.5 million within Health Education and Design & Technology, respectively, during the second quarter of 2012; of which $0.7 million was reclassified to Transitional Schools as a result of the segment reorganization in the fourth quarter of 2012. Of the total charge, $9.8 million will be deductible for income tax purposes. In addition, in conjunction with the second step of the goodwill impairment test, fair values are assigned to all assets and liabilities for each reporting unit, including all other intangible assets, as if the reporting unit had been acquired in a business combination. The fair values for our indefinite-lived trade names within the Health Education segment declined below their respective carrying values, and as a result, we recorded a $1.0 million charge for our Sanford-Brown and Missouri College trade names during the second quarter of 2012.

In connection with the acquisition of Luxury Attitude during the second quarter of 2012, we recorded goodwill of approximately $2.9 million. During December 2012, we acquired ESC Chambéry. The preliminary allocation of purchase price resulted in a bargain purchase of $0.7 million, which was recorded as a gain on purchase within other income (expense) on our consolidated statement of income and comprehensive income for the year ended December 31, 2012. The preliminary purchase price allocation is subject to change upon finalization of the closing balance sheet.

As of December 31, 2012 and 2011, the cost basis, accumulated amortization and net book value of intangible assets for continuing operations are as follows:

	December 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets:
Accreditation rights	$—	$—	$—	$6,812	$(6,812)	$—
Courseware	14,606	(11,937)	2,669	14,569	(10,394)	4,175
Other	379	(284)	95	424	(277)	147

Amortizable intangible assets, net	$14,985	$(12,221)	$2,764	$21,805	$(17,483)	$4,322

Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights			$1,719			$1,706
Trade names			57,198			70,258

Non-amortizable intangible assets			58,917			71,964

Intangible assets, net			$61,681			$76,286

Amortizable intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from less than one year to fifteen years. Amortization expense from continuing operations was $1.6 million, $5.8 million and $0.9 million, for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, estimated future amortization expense from continuing operations is as follows:

(Dollars in thousands)
2013	$1,437
2014	725
2015	136
2016	136
2017	136
2018 and thereafter	194

Total	$2,764

As of December 31, 2012, net intangible assets include certain accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test. We performed our annual impairment testing of indefinite-lived intangible asset balances as of October 1, 2012 and determined that the carrying values of several of our trade names, including Le Cordon Bleu, Sanford-Brown, International University of Monaco and Missouri College, exceeded their relative fair values. As a result, we recorded a $12.1 million impairment charge in the fourth quarter of 2012. The decline in fair value for our domestic trade names was primarily a result of the overall decline in new student interest due to economic conditions, negative publicity regarding the industry and a decrease in market demand for certain areas of focus. These factors are expected to negatively impact our future operating results, and as a result the fair value calculation for the trade names declined below their respective carrying values. In addition, the decline in fair value for our International University of Monaco trade name was primarily a result of reduced online product offerings and a slower rate of local and regional market expansion than expected.

We calculate the fair value of each of our trade names in accordance with FASB ASC Topic 820—Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The assumptions utilized in determining fair value include utilizing projected revenue growth rates, discount rates of approximately 30%, royalty rates ranging from 1% to 5% and terminal growth rates of approximately 3%. These fair value measurements are categorized as Level 3 per ASC Topic 820. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of each trade name for reasonableness.

11. RESTRUCTURING CHARGES

During 2012, we made the decision to teach out a number of campuses, meaning gradually close the campuses through an orderly process. Consistent with our commitment to students, we will work with each campus to ensure that existing students are afforded the ability to complete their course of study. We anticipate that a majority of these campus closures will be completed by the second quarter of 2014. See Item 1, “Business,” for a listing of schools that comprise our Transitional Schools segment.

In addition, during the fourth quarter of 2012, we made the decision to carry out a reduction in force as we reorganize our campus and corporate functions to common operating structures across our ground campuses, most notably within our Career Schools, as well as to better align with the current student population.

The following table details the charges incurred during 2012 for these actions by reporting segment:

	Reduction in Force	Campus Closure Actions
	Severance &	Asset	Severance &
	Related Costs	Impairments(1)	Related Accrual
	(Dollars in thousands)
CTU	$151	$—	$110
AIU	1,275	140	559

Total University Schools	1,426	140	669

Health Education	1,576	—	—
Culinary Arts	598	—	—
Design & Technology	1,376	—	—

Total Career Schools	3,550	—	—

International	—	—	—
Corporate	1,620	—	—

Subtotal	6,596	140	669

Transitional Schools	1,073	29,322	6,581

Total	$7,669	$29,462	$7,250

(1)	These charges relate to non-cash asset impairments to reduce the carrying value of long-lived assets to their respective fair values.

In addition, as of December 31, 2012, we have accrued approximately $0.3 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained.

In addition to the charges detailed above, a number of these campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2021. The total gross remaining lease obligations for these campuses once they complete the close process is expected to be approximately $78.0 million, which includes amounts for base rent and estimated expenses for certain occupancy charges such as common area maintenance. At the time each campus completes the close process, a charge will be recorded representing the net present value of the remaining lease obligation reduced by an estimated amount for sublease income. The final amount related to each campus will be finalized at each campus closure date.

The following table details the changes in our accrual for severance and related costs related to these restructuring events during the year ended December 31, 2012:

(Dollars in thousands)
Balance at January 1, 2012	$464
Severance & related charges	14,919
Payments (1)	(2,553)
Non-cash adjustments (2)	(2,167)

Balance at December 31, 2012	$10,663

(1)	Includes payments related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $8.0 million as of December 31, 2012, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $2.7 million is recorded within other non-current liabilities on our consolidated balance sheets.

12. CREDIT AGREEMENTS

During the fourth quarter of 2012, we entered into a revolving credit facility pursuant to a Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on January 31, 2014. This Credit Agreement replaced our previous U.S. Credit Agreement, which expired on October 31, 2012. The Credit Agreement requires that interest and fees are payable quarterly in arrears and principal is payable at maturity.

We may prepay amounts outstanding under, or terminate, the Credit Agreement upon three or five business days’ prior notice, respectively, in each case without premium or penalty. The Credit Agreement contains customary affirmative, negative and financial maintenance covenants, including limits on capital expenditures and a requirement to maintain cash and cash equivalents in domestic accounts of at least $75.0 million at all times. The loans under the Credit Agreement are secured by 110% cash collateral. The agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default, including rights to accelerate the debt and rights to realize upon the collateral securing the obligations under the Credit Agreement.

We borrowed the maximum amount of $80.0 million under the Credit Agreement during December 2012. The full amount borrowed as of December 31, 2012 is classified as short-term borrowings and current maturities of capital lease obligation on our consolidated balance sheet. The Credit Agreement required that borrowings bear interest at fluctuating interest rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan.

Selected details of our Credit Agreements as of and for the years ended December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012(1)	2011(2)
	(Dollars in thousands)
Credit Agreements:
Credit facility remaining availability	$—	$178,310
Credit facility borrowings	$80,000	$—
Outstanding letters of credit(3)	$6,981	$6,690
Availability for additional letters of credit	$—	$43,310
Average daily revolving credit borrowings for the year ended	$219	$—
Weighted average annual interest rate	5.25%	0.00%
Commitment fee rate	0.25%	0.10%
Letter of credit fee rate(3)	0.50%	0.50%

(1)	Details reflect terms under our existing Credit Agreement which was entered into during December 2012, except for our outstanding letters of credit.
(2)	Details reflect terms under our previous U.S. Credit Agreement which expired October 31, 2012.
(3)	Represents letters of credit which are fully collateralized with $7.4 million of restricted cash.

13. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $6.5 million and $15.4 million at December 31, 2012 and December 31, 2011, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Securities Litigation

Ross, et al. v. Career Education Corporation, et al. On January 13, 2012, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois, naming the Company and various individuals as defendants and claiming that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning its schools’ job placement rates and its compliance with accreditation standards. The complaint further claimed that the individual defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons of the Company. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 23, 2012, the Court appointed KBC Asset Management NV, the Oklahoma Police Pension & Retirement Systems, and the Oklahoma Law Enforcement Retirement System, as lead plaintiffs in the action. On May 3, 2012, lead plaintiffs filed a consolidated amended complaint, asserting the same claims alleged in the initial complaint, and naming the Company and two former executive officers as defendants. Lead plaintiffs seek damages on behalf of all persons who purchased the Company’s common stock between February 19, 2009 and November 21, 2011. On October 30, 2012, the Court ruled on defendants’ motion to dismiss, granting it as to one of the former executive officer defendants and denying it as to the other defendants. On January 28, 2013, defendants filed answers to the consolidated amended complaint. A status hearing is scheduled for April 25, 2013.

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

Shareholder Derivative Actions and Demands

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division on behalf of the Company naming the Company’s Board of Directors at that time as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty and abuse of control by the individual defendants in connection with the Company’s alleged ongoing failure to have proper internal controls in place to appropriately determine its schools’ placement rates or to comply with relevant accreditation standards regarding placement practices and determinations. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On February 10, 2012, defendants filed motions to dismiss or stay the complaint. On August 21, 2012, the Court denied defendants’ motions to dismiss, and granted defendants’ request for a stay. A status hearing is scheduled for March 22, 2013.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants based on allegations similar to those asserted in Bangari, described above, and on defendants’ alleged failure to prevent the Company’s disclosure of allegedly misleading statements relating to placement rates. Plaintiff also asserts a claim of unjust enrichment against certain individual defendants due to their receipt of incentive-based compensation based on allegedly inflated short-term financial performance. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 16, 2012, defendants filed motions to dismiss or stay the complaint. The Court granted the motions to stay pending resolution of the motions to dismiss. On August 13, 2012, the Court denied defendants’ motions to dismiss and ordered the parties to engage in certain preliminary discovery. Defendants filed answers to the complaint on October 22, 2012. A status hearing is scheduled for March 28, 2013.

Alex v. McCullough, et al. On November 5, 2012, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by all of the individual defendants based on allegations similar to those asserted in Bangari and Cook, described above. In addition, in connection with the Company’s reporting of placement rates, plaintiff also asserts violations of Sections 10(b) and 20(a) of the Exchange Act against certain individual defendants. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Defendants’ response to the complaint is currently due February 26, 2013. A status hearing is scheduled for March 6, 2013.

The Company’s Board of Directors has addressed forming a Special Litigation Committee (“SLC’) for the purpose of conducting a thorough and independent investigation into the allegations raised in the Bangari and Cook derivative actions described above and subsequent related claims. The SLC would be delegated the authority to take any and all actions as the SLC deems appropriate and in the best interests of the Company regarding what, if any, actions the Company should undertake with respect to the findings of the SLC.

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

On June 3, 2011, the same attorneys representing the class in the Amador action filed a separate complaint in the San Francisco County Superior Court entitled Abarca v. California Culinary Academy, Inc., et al , on behalf of 115 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On June 15, 2011, the same attorneys filed another action in the San Francisco County Superior Court entitled Andrade, et al. v. California Culinary Academy, Inc., et al. , on behalf of another 31 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On August 12, 2011, plaintiffs’ counsel filed a third action on behalf of five individuals who opted out of or were not parties to the Amador settlement entitled Aprieto, et al. v. California Culinary Academy. New counsel has substituted in to represent 78 of the individuals and the Court has entered orders allowing class counsel to withdraw from representing the remaining individuals. On January 18, 2013, new counsel filed a complaint entitled Coleman, et al. v. California Culinary Academy on behalf of two individuals who appear to be persons who opted out of the class action settlement. None of these four suits are being prosecuted as a class action. They each allege the same claims as were previously alleged in the Amador action, plus claims for breach of contract and violations of the repealed California Education Code. The plaintiffs in these cases seek damages, including consequential damages, punitive damages and attorneys’ fees. We have not responded to these four complaints, which have been deemed related and transferred to the same judge who handled the Amador case, because they have been stayed pending a final determination as to which of the remaining individual plaintiffs have viable claims that are not barred by the final judgment on the Amador settlement.

There are 96 total plaintiffs who have not settled or dismissed their claims. 80 of these plaintiffs are represented by counsel. Based on the Company’s records and the records of the class settlement, the 16 plaintiffs not represented by counsel received notice of the settlement and did not file claims, and therefore their individual claims are expected to be barred. The Court has ordered all parties to appear at a further case management conference in March 2013. Discovery is proceeding as to the plaintiffs who are represented by counsel.

Because of the many questions of fact and law that may arise as discovery and pre-trial proceedings progress, the outcome of the Abarca, Andrade, Aprieto and Coleman legal proceedings with respect to the remaining plaintiffs is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because these matters are in their early stages and involve many unresolved issues of fact and law. Accordingly, we have not recognized any future liability associated with these actions.

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

Plaintiffs have filed a Petition for Leave to Appeal with the Illinois Supreme Court, and our response is due on March 5, 2013.

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

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from California School of Culinary Arts, Inc. (“CSCA”), or graduated from CSCA, within the limitations periods applicable to the alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants successfully demurred to the constructive fraud claim and the Court has dismissed it. Defendants also successfully demurred to plaintiffs’ claims based on alleged violations of California’s former Private Postsecondary and Vocational Educational Reform Act of 1989 (“the Reform Act”). Plaintiffs’ motion for class certification was denied by the Court on March 6, 2012.

Plaintiffs’ counsel have filed eight separate but related “multiple plaintiff actions” originally involving a total of approximately 1,000 former students entitled Banks, et al. v. California School of Culinary Arts; Abrica v. California School of Culinary Arts; Aguilar, et al. v. California School of Culinary Arts; Alday v. California School of Culinary Arts; Ackerman, et al. v. California School of Culinary Arts; Arechiga, et al. v. California School of Culinary Arts; Anderson, et al., v. California School of Culinary Arts; and Allen v. California School of Culinary Arts. All eight cases are pending in the Los Angeles County Superior Court and the allegations in these cases are essentially the same as those asserted in the Vasquez class action case. The individual plaintiffs in these cases seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. All of these cases have been deemed related to the Vasquez class action and therefore are pending before the same judge who is presiding over the Vasquez case.

On June 15, 2012, pursuant to a stipulation by the parties, the plaintiffs filed a consolidated amended complaint in the Vasquez action consolidating all eight of the separate actions referenced above. Defendants’ response to the consolidated complaint was filed on July 13, 2012. The Court has lifted the stay on actions that were consolidated and the parties are now engaged in discovery.

On June 22, 2012, defendants filed motions to compel arbitration of plaintiffs’ claims. On August 10, 2012, the Court granted the motions with respect to two later versions of the arbitration agreement at issue, and denied the motions with respect to the earliest version signed by certain of the plaintiffs. Approximately 54 individuals signed the later two versions of the arbitration agreement, and their claims are subject to arbitration. Nine of those individuals have filed arbitration demands before the American Arbitration Association to date.

Among other causes of action, the consolidated complaint alleges a claim under the repealed Reform Act. On September 25, 2012, the Court sustained defendants’ demurrers to the Reform Act claims without leave to amend, and overruled defendants’ demurrers to the breach of contract claims which seek remedies under the Reform Act.

Defendants issued offers to compromise pursuant to the California Code of Civil Procedure to 1,119 individual plaintiffs, 334 of which were accepted. The total amount that has been or will be paid to eliminate these claims is approximately $2.1 million. This aggregate amount was recorded in the third quarter of 2012 and the majority of the payments were made by September 30, 2012. Due to the recent addition of new plaintiffs, there are currently approximately 1,379 active plaintiffs in the consolidated action.

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

Kishia Houck, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc., and Juan Antonio Morales, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. On May 23, 2012, a putative class action was filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, captioned, Kishia Houck, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. The Houck plaintiffs alleged causes of action under Florida’s Deceptive and Unfair Trade Practices Act and for breach of the implied covenant of good faith and fair dealing, unjust enrichment, and breach of fiduciary duty. They alleged that the defendants made a variety of misrepresentations to them, relating generally to salary and employment prospects, instructor qualifications, transferability of credits, career placement services, the reputation of the International Academy of Merchandising & Design, Inc., the value and quality of the education, the overall cost to attend the school, and relevant student loan information. The putative class was defined as including all students who are or have enrolled in defendants’ degree programs at IADT’s Tampa and Orlando, Florida campuses during an undetermined time period. The Houck plaintiffs sought to recover damages and also sought declaratory and injunctive relief.

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

On September 11, 2012, a second putative class action was filed in the U.S. District Court for the Middle District of Florida, captioned, Juan Antonio Morales, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. The Morales plaintiffs alleged essentially the same factual bases and causes of action as in Houck, but added a request for punitive damages. The definition of the putative class in Morales was the same as in Houck.

On October 23, 2012, the Morales plaintiffs filed a First Amended Complaint in which, among other things, they added several plaintiffs, including a proposed class representative, and a claim for civil conspiracy. Thus, Morales included causes of action under Florida’s Deceptive and Unfair Trade Practices Act, and for breach of the implied covenant of good faith and fair dealing, unjust enrichment, breach of fiduciary duty, and civil conspiracy. On November 2, 2012, the Court ordered Morales closed, incorporated it into Houck, and ordered that all further pleadings be filed in Houck. Plaintiffs filed a Consolidated Amended Class Action Complaint on November 11, 2012, which included all plaintiffs from both Houck and Morales and added a cause of action for violation of the Federal Racketeer Influenced and Corrupt Organizations Act. On November 30, 2012, defendants filed a motion to dismiss, a motion to compel arbitration, and a motion to strike the plaintiffs’ punitive damages claims. Plaintiffs’ filed their responses to the motion to compel arbitration, motion to dismiss, and motion to strike on February 11, 2013.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, as well as on an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

David Cohen, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. On January 14, 2013, a putative class action was filed in the U.S. District Court for the Middle District of Florida, captioned, David Cohen, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. The Cohen plaintiffs allege causes of action under Florida’s Deceptive and Unfair Trade Practices Act and for unjust enrichment, breach of fiduciary duty, civil conspiracy, and violation of the Federal Racketeer Influenced and Corrupt Organizations Act. They allege that defendants made a variety of misrepresentations to them, relating generally to salary and employment prospects, instructor qualifications, transferability of credits, career placement services, the reputation of the International Academy of Merchandising & Design, Inc., the value and quality of the education, the overall cost to attend the school, and relevant student loan information. The putative class is defined as including all students who are or have enrolled in defendants’ degree programs at its Tampa and Orlando, Florida campuses during an undetermined time period. The Cohen plaintiffs seek to recover compensatory and punitive damages and also seek declaratory and injunctive relief.

The complaint is essentially identical to the Consolidated Amended Class Action Complaint previously filed in Kishia Houck, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc., raising the same claims and including the same class definition, with the exception that the Cohen plaintiffs, unlike the Houck plaintiffs, have not raised a claim for breach of the implied covenant of good faith and fair dealing. Defendants’ filed a motion to dismiss, a motion to compel arbitration, and a motion to strike plaintiffs’ punitive damages claims on February 11, 2013.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, as well as on an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

Danielle Brainard, et al. v. Career Education Corporation and Sanford-Brown Limited, Inc. On September 11, 2012, a putative class action was filed in the U.S. District Court for the Middle District of Florida, captioned, Danielle Brainard, et al. v. Career Education Corporation and Sanford-Brown Limited, Inc. d/b/a Sanford-Brown College and d/b/a Sanford-Brown Institute-Orlando. In their complaint, plaintiffs allege causes of action under Florida’s Deceptive and Unfair Trade Practices Act and the Federal Racketeer Influenced and

Corrupt Organizations Act (“RICO”), for breach of the implied covenant of good faith and fair dealing, unjust enrichment, and breach of fiduciary duty. Plaintiffs allege that defendants made a variety of misrepresentations to them, relating generally to salary and employment prospects, instructor qualifications, transferability of credits, the necessity for completing a medical assistant program before enrolling in other technical programs, career placement services, the reputation of Sanford-Brown College and Sanford-Brown Institute, the value and quality of the education, the overall cost to attend the school, and relevant student loan information. The putative classes are defined as including: (1) all students who are or have enrolled in defendants’ degree programs at its Tampa and Orlando, Florida campuses during an undetermined time period, and (2) all students who are or have enrolled in defendants’ degree programs at any of their Sanford-Brown campuses throughout the U.S. during an undetermined period who were told by defendants that they had to complete a medical assistant program prior to enrolling in other technical programs. Plaintiffs seek to recover damages and also seek declaratory and injunctive relief.

On October 18, 2012, plaintiffs filed a First Amended Complaint. In this amended pleading, plaintiffs added several additional plaintiffs and a claim for civil conspiracy. On November 5, 2012, defendants filed a motion to compel arbitration, a motion to dismiss, and a motion to strike plaintiffs’ demand for punitive damages. Plaintiffs responded to all three motions on December 28, 2012. The Court has not yet ruled on or set a hearing date for these motions.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class or classes are certified and, if so, the composition and size of any such class(es), as well as on an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

Ronald Cernohorsky, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. On January 14, 2013, a putative class action was filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, captioned, Ronald Cernohorsky, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc., d/b/a IADT Online. The Cernohorsky plaintiffs allege causes of action against CEC and IADT Online under Florida’s Deceptive and Unfair Trade Practices Act and for unjust enrichment, breach of fiduciary duty, and violation of the Federal Racketeer Influenced and Corrupt Organizations Act. They allege that defendants made a variety of misrepresentations to them, relating generally to salary and employment prospects, instructor qualifications, transferability of credits, career placement services, the reputation of IADT Online, the value and quality of the education, the overall cost to attend the school, and relevant student loan information. The putative class is defined as including all students who are or have enrolled in defendants’ online degree programs during an undetermined time period. The Cernohorsky plaintiffs seek to recover compensatory and punitive damages and also seek declaratory and injunctive relief.

The complaint is similar to the Consolidated Amended Class Action Complaint previously filed in Kishia Houck, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc., but focuses on students enrolled in IADT’s online degree programs, rather than at its Tampa and Orlando, Florida campuses. Defendants’ filed a motion to dismiss, a motion to compel arbitration, and a motion to strike plaintiffs’ punitive damages claims on February 11, 2013.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, as well as on an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

Employment Litigation

Wilson, et al. v. Career Education Corporation. On August 11, 2011, Riley Wilson, a former Admissions Representative based in Minnesota, filed a complaint in the U.S. District Court for the Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment arising from our decision to terminate our Admissions Representative Supplemental Compensation Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated Admissions Representatives who also were affected by termination of the plan. On October 6, 2011, we filed a motion to dismiss the complaint. On April 13, 2012, the Court granted our motion to dismiss in its entirety and dismissed plaintiff’s complaint for failure to state a claim. The Court dismissed this action with prejudice on May 14, 2012. On June 11, 2012, plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit appealing the final judgment of the trial court. Briefing was completed on October 30, 2012, and oral argument was held on December 3, 2012. The Seventh Circuit has not yet ruled on the appeal.

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

On June 1, 2012, plaintiffs filed a third amended complaint in which they re-alleged counts (i) – (vii) as identified above against the corporate defendants, and asserted count (vii) against the individual defendant. It also added new counts for violation of public policy relating to retaliation (new count viii) and intentional infliction of emotional distress (new count ix). The new counts were brought against all of the defendants. On August 15, 2012, the judge sustained demurrers regarding all but two of the new counts. The counts that survived were fraud against the one individual defendant for alleged promises about bonus payments and violation of public policy relating to retaliation against the corporate defendants. The infliction of emotional distress claims were dismissed without leave to amend as to all defendants.

The defendants have answered the third amended complaint by denying all allegations, and the parties are engaged in discovery. Since the third amended complaint was filed, two plaintiffs have agreed to voluntarily dismiss their claims and one has after one accepted an offer to compromise issued pursuant to the California Code of Civil Procedure. There are 17 remaining plaintiffs. Motions for summary judgment are due on May 31, 2013. Trial is scheduled to commence on September 16, 2013.

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

Nimely, et al. v. Randstad General Partners, Randstad USA, Randstad Inhouse Services L.P., and Career Education Corporation. On December 30, 2012, April R. Nimely, a former hourly, non-exempt call center employee based in Illinois filed a putative class and collective action complaint in the U.S. District Court for the Northern District of Illinois against the Company and various entities of the staffing firm Randstad, which the Company used to supplement its own staff at some of its call centers. The complaint asserts claims under the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act arising from the alleged failure to pay wages for work performed before and after shifts and during breaks. The putative collective class was defined as “[a]ll persons who worked for Defendants as telephone dedicated employees, however titled, who were compensated, in part or in full, on an hourly basis throughout the United States at any time between December 30, 2009 and the present who did not receive the full amount of overtime wages earned and owed to them.”

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

SEC Inquiry and Other Information Requests

During the second quarter of 2012, the Company was advised by the Chicago Regional Office of the Securities and Exchange Commission (“SEC”) that it is conducting an inquiry pertaining to our previously reported 2011 investigation and review of student placement rate determination practices and related matters. We are cooperating fully with the inquiry. We cannot determine the eventual duration, scope or outcome of this matter.

The Company and its institutions have responded to requests for information regarding its 2011 investigation and review of placement determination practices and related matters from the Higher Learning Commission of the North Central Association of Colleges and Schools, Middle States Commission on Higher Education, Commonwealth of Pennsylvania Department Education Division of Higher and Career Education, the Arizona State Board for Private Postsecondary Education, the Minnesota Office of Higher Education and the Florida Commission for Independent Education. We cannot predict the outcome of these information requests and any legal proceeding, claim or other matter that may arise relating thereto.

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, ED advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s Health Education segment schools and review of placement determination practices at all of the Company’s other domestic schools in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication of placement rates or other disclosures to students or prospective students, ED may revoke, limit, suspend or deny the institution’s Title IV eligibility, or impose fines. Any such action would first likely require reasonable prior notice and an opportunity for an administrative hearing (as recently confirmed by the U.S. Court of Appeals for the District of Columbia), and would be subject to appeal.

In December 2011, ED also moved all of the Company’s institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). Although the Company’s prior practices substantially conformed to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the HEA or related regulations, ED may impose monetary or program level sanctions, or transfer the Company’s schools to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment of Title IV Program funds. While on HCM2 status, an institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which results in a significant delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances. If our existing cash balances are insufficient to sustain us through this transition period, we would need to pursue other sources of liquidity, which may not be available or may be costly.

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The results of our file review are due to ED on or about March 2, 2013. As of the date of this filing, the Company has estimated the potential liability relating to this audit to be no greater than $3.0 million, and has considered this along with other matters outstanding when assessing the adequacy of its legal reserves.

14. INCOME TAXES

The components of pretax income for the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
U.S	$(198,893)	$23,409	$223,124
Foreign	17,181	20,070	19,494

Total	$(181,712)	$43,479	$242,618

The provision for income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current (benefit) provision
Federal	$(5,918)	$11,787	$85,405
State and local	283	759	11,121
Foreign	200	2,182	3,565

Total current (benefit) provision	(5,435)	14,728	100,091

Deferred (benefit) provision
Federal	(39,650)	26,499	(20,699)
State and local	(1,908)	5,319	(516)
Foreign	187	194	72

Total deferred (benefit) provision	(41,371)	32,012	(21,143)

Total (benefit) provision for income taxes	$(46,806)	$46,740	$78,948

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes	(3.8)	2.7	2.8
Nondeductible goodwill	15.0	103.5	—
Valuation allowance	2.7	0.1	(0.3)
Foreign taxes	(2.3)	(15.6)	(1.3)
Tax credits	—	(10.5)	(2.8)
Worthless stock	—	(3.0)	—
Other	(2.4)	(4.7)	(0.9)

Effective income tax rate	(25.8)%	107.5%	32.5%

The effective income tax rate for the year ended December 31, 2012 includes a $73.6 million non-deductible goodwill and asset impairment charge which decreased our negative effective tax rate by approximately 15.0%. The 2012 effective tax rate benefited from favorable tax adjustments related to the resolution of various state tax exposures and the expiration of the statute of limitations on other federal and state tax exposures which increased our negative effective tax rate by 2.6%. The effective tax rate for the year ended December 31, 2011 increased by approximately 103.5% due to $121.7 million of non-deductible goodwill and asset impairment charges. The 2011 effective tax rate benefited from both the conversion of a foreign operation to a disregarded entity for U.S. tax purposes and favorable tax credit adjustments which decreased the effective tax rate by 16.7%.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(Dollars in thousands)
Gross unrecognized tax benefits, beginning of the year	$29,892	$28,316	$29,357
Additions for tax positions of prior years	—	1,894	1,518
Reductions for tax positions of prior years	(3,548)	(1,748)	(3,765)
Additions for tax positions related to the current year	958	2,764	2,231
Reductions due to settlements	(2,531)	(690)	(810)
Reductions due to lapse of applicable statute of limitations	(292)	(644)	(215)

Subtotal	24,479	29,892	28,316
Interest and penalties	3,794	4,532	3,892

Total gross unrecognized tax benefits, end of the year	$28,273	$34,424	$32,208

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $18.8 million and $23.9 million for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $10.9 million and $13.6 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statement of income and comprehensive income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $3.8 million and $4.5 million as of the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, we recognized $0.5 million of benefit related to the reduction of interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations. For the year ended December 31, 2011, we recognized expenses related to interest and penalties from unrecognized tax benefits of $0.6 million, and for the year ended December 31, 2010, our provision for income taxes included benefits of $0.7 million related to the reduction of interest and penalties from unrecognized tax benefits.

CEC and its subsidiaries file income tax returns in the U.S. and in various state, local, and foreign jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2012, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2007. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $11.5 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred income tax assets:
Accrued occupancy	$3,526	$1,675
Deferred rent obligations	17,327	17,285
Foreign tax credits	22,267	—
Valuation allowance foreign tax credits	(607)	—
Compensation and employee benefits	13,946	17,418
Tax net operating loss carry forwards	5,454	5,312
Valuation allowance	(5,100)	(4,327)
Allowance for doubtful accounts	2,150	5,151
Covenant not-to-compete	117	210
Accrued settlements and legal	1,887	2,767
Deferred compensation	130	647
Accrued restructuring and severance	2,332	1,138
Other	1,988	4,332

Total deferred income tax assets	65,417	51,608

Deferred income tax liabilities:
Depreciation and amortization	4,974	32,189
Other	5,281	5,909

Total deferred income tax liabilities	10,255	38,098

Net deferred income tax assets	$55,162	$13,510

Net deferred income tax assets for continuing operations as of December 31, 2012 and 2011 are reflected in the consolidated balance sheets as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Current deferred income tax assets, net	$7,092	$10,837
Non-current deferred income tax assets, net	48,070	2,673

Net deferred income tax assets	$55,162	$13,510

As of December 31, 2012, we have net operating loss carry forwards, for state income tax purposes, of approximately $125.3 million. These net operating loss carry forwards are available to offset various future state taxable income, if any, and expire between 2013 and 2032.

As of December 31, 2012, foreign subsidiary earnings of approximately $128.2 million are considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on such foreign subsidiary earnings. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable. In connection with our sale of the Istituto Marangoni schools in the fourth quarter of 2011, we repatriated earnings of approximately $39.0 million in the third quarter of 2012 as a result of the divesture of the asset. We do not anticipate paying any additional taxes on this repatriation. We currently have no further plans to repatriate cash and cash equivalents and short-term investments held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents and short-term investments to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations.

15. STOCK REPURCHASE PROGRAM

During 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. As of December 31, 2012, approximately $183.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock.

Stock repurchases under our stock repurchase program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

16. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. As of December 31, 2012, there were approximately 10.1 million shares of common stock available for future share-based awards under the 2008 Plan. This amount does not reflect 3.7 million shares underlying restricted stock units and stock options outstanding as of December 31, 2012, which upon vesting or exercise will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan.

As of December 31, 2012, we estimate that compensation expense of approximately $12.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units. We expect to satisfy the exercise of stock options, any future distribution of shares of restricted stock and future distribution of shares upon settlement of restricted stock units by issuing new shares of common stock or by using treasury shares.

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

Stock option activity during the years ended December 31, 2012, 2011 and 2010, under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	3,213,102	$28.30

Granted	626,664	29.53
Exercised	(51,528)	14.87		$651
Forfeited	(84,779)	27.07
Cancelled	(128,845)	40.70

Outstanding as of December 31, 2010	3,574,614	$28.29

Granted	565,720	21.87
Exercised	(141,625)	14.60		$1,112
Forfeited	(456,459)	24.69
Cancelled	(188,788)	36.94

Outstanding as of December 31, 2011	3,353,462	$27.79

Granted	534,895	7.91
Exercised	—	—		$—
Forfeited	(196,400)	18.52
Cancelled	(1,100,070)	24.09

Outstanding as of December 31, 2012	2,591,887	$25.96	5.3 years	$10

Exercisable as of December 31, 2012	1,936,936	$30.24	4.1 years	$—

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$ 2.62 $ 6.62	135,325	$5.85	9.44	24,000	$6.51
$ 8.63 $ 8.63	326,344	$8.63	9.16	—	—
$13.32 $18.64	309,500	$16.42	5.03	309,500	$16.42
$19.38 $22.04	317,314	$21.85	6.59	232,831	$21.87
$22.13 $29.02	335,128	$25.72	6.81	202,329	$25.74
$29.35 $30.67	380,250	$30.00	3.70	380,250	$30.00
$30.80 $33.96	307,750	$32.45	3.71	307,750	$32.45
$34.70 $35.29	281,801	$34.76	2.37	281,801	$34.76
$35.73 $64.12	195,350	$59.54	1.37	195,350	$59.54
$68.24 $68.24	3,125	$68.24	1.43	3,125	$68.24

	2,591,887	$25.96	5.28	1,936,936	$30.24

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

During the year ended December 31, 2012, we awarded approximately 1.4 million restricted stock units under the 2008 Plan. Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in shares of our common stock. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation.

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units under our plans during the years ended December 31, 2012, 2011 and 2010:

	Restricted Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2009	1,708,352	$20.46	—	$—	1,708,352
Granted	1,037,218	28.96	—	—	1,037,218
Vested	(283,932)	27.58	—	—	(283,932)
Forfeited	(273,002)	23.68	—	—	(273,002)

Outstanding as of December 31, 2010	2,188,636	$23.17	—	$—	2,188,636

Granted	1,266,170	21.83	—	—	1,266,170
Vested	(816,017)	15.55	—	—	(816,017)
Forfeited	(842,042)	25.19	—	—	(842,042)

Outstanding as of December 31, 2011	1,796,747	$24.74	—	$—	1,796,747

Granted	—	—	1,416,832	8.32	1,416,832
Vested	(374,260)	24.74	—	—	(374,260)
Forfeited	(568,196)	24.73	(272,899)	8.53	(841,095)

Outstanding as of December 31, 2012	854,291	$24.74	1,143,933	$8.27	1,998,224

Share-Based Awards Assumptions

In accordance with FASB ASC Topic 718, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We recognize the value of share-based compensation as expense in our consolidated statements of income and comprehensive income during the vesting periods of the underlying share-based awards using the straight-line method. FASB ASC Topic 718 requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections.

The fair value of each stock option award granted during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2012, 2011 and 2010, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	0.6%	2.2%	2.5%
Weighted average volatility	68.4%	53.3%	52.4%
Expected life (in years)	5.2	5.5	5.8
Weighted average grant date fair value per share of options granted	$4.10	$10.89	$14.95

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2012, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 58.8% to 90.6%.

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

17. WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted net (loss) income per share for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Basic common shares outstanding	66,475	74,498	79,902
Common stock equivalents	—	—	948

Diluted common shares outstanding	66,475	74,498	80,850

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period.

Due to the fact that we reported a loss from continuing operations for the years ended December 31, 2012 and 2011, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net income per share for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010, certain unexercised stock option awards and unvested restricted stock awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive awards that were excluded from our computations of diluted earnings per share were 2.4 million for the year ended December 31, 2010.

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock, we issued approximately 0.2 million, 0.2 million and 0.1 million shares for the years ended December 31, 2012, 2011 and 2010, respectively, upon the purchase of common stock pursuant to our employee stock purchase plan.

18. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of the annual pay, including salary and bonus. During 2012, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 100% of the first 2% and 50% of the next 4% of the percentage of annual pay that the employee elected to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay. A participant becomes 100% vested in our matching contributions after two years of credited employee service. During the years ended December 31, 2012, 2011 and 2010, we recorded expense for continuing and discontinued operations under this plan of approximately $11.9 million, $12.8 million, and $11.5 million, respectively, net of any forfeited employer matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to grant up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2012, 2.6 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2012, 2011 and 2010, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

19. SEGMENT REPORTING

Our segments were determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting and were based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic growth plan.

In the fourth quarter of 2012, we reorganized our business across seven reporting segments: CTU, AIU (comprises University Schools); Health Education, Culinary Arts, Design & Technology (comprises Career Schools); International; and Transitional Schools. This reorganization was a result of the decision made in the fourth quarter of 2012 to teach out a number of campuses, which are now included in our Transitional Schools reporting segment, along with campuses previously announced as being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for schools within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As schools within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. In addition, during the fourth quarter of 2012, we completed the teach-out of Le Cordon Bleu Pittsburgh. Accordingly, the results of operations for this school are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis. The seven reporting segments are described below.

The reporting segments are described below.

University Schools:

Colorado Technical University (CTU) schools collectively offer academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences in an online, classroom or laboratory setting.

American InterContinental University (AIU) schools collectively offer academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies in an online, classroom or laboratory setting.

Career Schools:

Health Education includes our Sanford-Brown schools, along with Brown College, Briarcliffe College and Missouri College. These schools collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

Culinary Arts includes our Le Cordon Bleu schools in North America that collectively offer hands-on programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial kitchens of Le Cordon Bleu; and advanced degree programs in culinary arts and hotel and restaurant management online.

Design & Technology includes IADT, Harrington College of Design and Brooks Institute schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting as well as jobs training in the field of energy conservation.

International includes our INSEEC schools and IUM school which are located in France, the United Kingdom and Monaco. These schools collectively offer academic programs in the career-oriented disciplines of business studies, health education, advertising, communications and technologies and luxury goods and services in a classroom or laboratory setting.

Transitional Schools includes our campuses that are currently being taught out. See the “Campus Locations” table below for a listing of schools that comprise this segment.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows:

	Revenue	Operating (Loss) Income	Depreciation and Amortization	Capital Expenditures	Total Assets (14)
	(In thousands)
For the Year Ended December 31, 2012
CTU (7)	$363,935	$54,928	$3,476	$1,408	$72,554
AIU	304,208	20,896	4,249	1,746	65,092

Total University Schools	668,143	75,824	7,725	3,154	137,646

Health Education (2)	181,577	(78,288)	9,696	3,959	52,511
Culinary Arts (3)	224,842	(33,854)	17,670	2,535	173,477
Design & Technology (4) (10)	141,542	(57,627)	6,438	2,288	30,720

Total Career Schools	547,961	(169,769)	33,804	8,782	256,708

International	128,568	21,131	4,844	6,474	280,636
Corporate and Other (5)	55	(7,618)	22,640	16,481	385,611

Subtotal	1,344,727	(80,432)	69,013	34,891	1,060,601
Transitional Schools (6)	144,542	(103,318)	11,645	3,053	39,539
Discontinued Operations				—	22,563

Total	$1,489,269	$(183,750)	$80,658	$37,944	$1,122,703

For the Year Ended December 31, 2011
CTU (7)	$415,411	$111,119	$3,425	$4,553	$71,940
AIU	365,203	72,738	4,830	3,208	73,090

Total University Schools	780,614	183,857	8,255	7,761	145,030

Health Education (8)	252,330	(47,562)	11,818	17,732	94,977
Culinary Arts (9)	303,135	(63,452)	19,357	3,646	206,535
Design & Technology (10)	186,879	14,223	7,486	3,557	76,297

Total Career Schools	742,344	(96,791)	38,661	24,935	377,809

International	125,887	24,746	4,716	3,727	277,140
Corporate and Other (11)	(399)	(30,132)	19,736	28,643	417,122

Subtotal	1,648,446	81,680	71,368	65,066	1,217,101
Transitional Schools (12)	224,923	(40,986)	10,982	12,764	69,909
Discontinued Operations				503	29,110

Total	$1,873,369	$40,694	$82,350	$78,333	$1,316,120

For the Year Ended December 31, 2010
CTU	$447,712	$131,813	$3,961	$1,475
AIU	448,581	118,959	4,216	9,616

Total University Schools	896,293	250,772	8,177	11,091

Health Education	276,640	45,419	8,011	9,848
Culinary Arts (13)	368,264	(65,365)	17,386	23,364
Design & Technology	205,876	25,658	7,858	5,757

Total Career Schools	850,780	5,712	33,255	38,969

International	101,013	16,334	4,748	2,664
Corporate and Other	(623)	(43,045)	13,946	54,429

Subtotal	1,847,463	229,773	60,126	107,153
Transitional Schools	222,090	12,572	8,541	19,340
Discontinued Operations				790

Total	$2,069,553	$242,345	$68,667	$127,283

(1)	Statement of operation balances including revenue, operating (loss) income and depreciation and amortization are presented above on a continuing operation basis. Total assets and capital expenditures are presented on a consolidated basis with continuing and discontinued operations.

(2)	Health Education’s results for the year ended December 31, 2012 included $45.4 million of goodwill and trade name impairment charges.
(3)	Culinary Arts’ results for the year ended December 31, 2012 included an $8.1 million trade name impairment charge.
(4)	Design & Technology’s results for the year ended December 31, 2012 included a $40.8 million goodwill impairment charge.
(5)	A $19.0 million insurance recovery related to the settlement of claims under certain insurance policies was recorded within Corporate and Other for the year ended December 31, 2012.
(6)	The results for Transitional Schools for the year ended December 31, 2012 included $31.0 million in goodwill and asset impairment charges.
(7)	During 2011, CTU recorded an accrual of $5.0 million within administrative expense for an estimate for potential reimbursements of government funds, which was subsequently settled for $3.6 million during the third quarter of 2012.
(8)	Health Education’s results for the year ended December 31, 2011 included $65.7 million of goodwill and asset impairment charges.
(9)	Culinary Arts’ results for the year ended December 31, 2011 included $94.1 million of goodwill and trade name impairment charges.
(10)	Design & Technology’s results for the year ended December 31, 2011 included $6.0 million of legal expense related to the potential settlement of a legal matter, which was subsequently settled for $4.8 million during the fourth quarter of 2012.
(11)	A $7.0 million insurance recovery related to previously settled legal matters was recorded within Corporate and Other for the year ended December 31, 2011.
(12)	The results for Transitional Schools for the year ended December 31, 2011 included $31.0 million of goodwill and asset impairment charges.
(13)	Culinary Arts’ results for the year ended December 31, 2010 included a $67.8 million trade name impairment charge and a $40.8 million charge related to the settlement of a legal matter.
(14)	Total assets do not include the following intercompany activity: receivable or payable activity between schools and corporate and investments in subsidiaries.

20. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	Quarter
2012	First(3)	Second(4)	Third(5)	Fourth(6)	Total Year
	(Dollars in thousands, except per share data)
Revenue(1)	$433,430	$368,560	$332,588	$354,691	$1,489,269
Operating income (loss)(1)	47,907	(106,779)	(47,662)	(77,216)	(183,750)
Net income (loss)	52,076	(100,234)	(33,146)	(61,492)	(142,796)
Net income (loss) per share(2)
Basic	$0.78	$(1.52)	$(0.50)	$(0.93)	$(2.15)
Diluted	0.78	(1.52)	(0.50)	(0.93)	(2.15)

	Quarter
2011	First(3)	Second(4)	Third(5)	Fourth(6)	Total Year
	(Dollars in thousands, except per share data)
Revenue(1)	$527,559	$481,555	$425,997	$438,258	$1,873,369
Operating income (loss)(1)	109,041	79,442	20,099	(167,888)	40,694
Net income (loss)	73,035	55,353	10,634	(120,449)	18,573
Net income (loss) per share(2)
Basic	$0.96	$0.74	$0.14	$(1.64)	$0.25
Diluted	0.95	0.73	0.14	(1.64)	0.25

(1)	As of December 31, 2012, the results of operations for LCB Pittsburgh, along with our campuses that had previously ceased operations or were sold, are presented within discontinued operations for all periods presented.

(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.
(3)	First quarter of 2012 net income included a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies. First quarter of 2011 net income included a $7.0 million insurance recovery related to previously settled legal matters.
(4)	Second quarter of 2012 net loss included $85.6 million in goodwill and asset impairment charges. Second quarter of 2011 net income included $2.7 million in goodwill and asset impairment charges.
(5)	Third quarter of 2011 net income included $11.4 million of legal costs related to various regulatory matters.
(6)	Fourth quarter of 2012 net loss included $41.4 million in asset impairment charges and $13.1 million in severance and related charges in conjunction with a reduction in force and campus closure announcements. Fourth quarter of 2011 net loss included $188.8 million in goodwill and asset impairment charges and a $27.1 million pretax gain from the sale of Istituto Marangoni.

21. SUBSEQUENT EVENT

On February 25, 2013, we received the necessary approvals from our institutional accreditor, HLC, for the pending sale of AIU London. Pursuant to our previously signed purchase agreement, the transaction was contingent upon approval from HLC and notification to the Department of Education. As we have received the necessary approval from HLC, we expect this transaction to be completed during the first half of 2013 and expect to record a pretax charge of approximately $7.0 million within our consolidated statements of income and comprehensive income related to this transaction.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference to:
3.1	Restated Certificate of Incorporation of Career Education Corporation and Amendment thereto (originally incorporated on January 5, 1994).	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

3.2	Sixth Amended and Restated By-laws of Career Education Corporation (Amended and Restated effective as of August 1, 2008).	Exhibit 3.1 to our Current Report on Form 8-K filed on May 20, 2010.

4.1	Form of specimen stock certificate representing Common Stock.	Exhibit 4.1 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.1	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan (“1998 Directors Plan”).	Exhibit 10.5 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.2	First Amendment to the 1998 Directors Plan.	Exhibit 10.13 to our Form 10-Q for the period ended September 30, 2002.

*10.3	Second Amendment to the 1998 Directors Plan.	Exhibit 10.5 to our Form 10-K for the year ended December 31, 2008.

*10.4	Form of Non-Employee Director’s Stock Option Agreement under the 1998 Directors’ Plan.	Exhibit 10.6 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.5	Career Education Corporation 1998 Employee Incentive Compensation Plan (“1998 Plan”) and the First, Second, Third, Fourth and Fifth Amendments thereto.	Exhibit B to our Proxy Statement dated April 16, 2004.

*10.6	Sixth Amendment to the 1998 Plan.	Exhibit 10.14 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.7	Seventh Amendment to the 1998 Plan.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.8	Form of Incentive Stock Option Agreement under the 1998 Plan.	Exhibit 10.4 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.9	Form of Restricted Stock Agreement under the 1998 Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2006.

*10.10	2008 Incentive Compensation Plan (“2008 Plan”).	Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2008.

*10.11	First Amendment to the 2008 Plan.	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008.

*10.12	Non-Employee Director Share Accumulation Program pursuant to the 2008 Incentive Compensation Plan.	Exhibit 10.36 to our Form 10-K for the year ended December 31, 2009.

*10.13	Form of 2008 Non-qualified Stock Option Grant Agreement under the 2008 Plan.	Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2008.

Exhibit Number	Exhibit	Incorporated by Reference to:
*10.14	Form of 2008 Restricted Stock Agreement under the 2008 Plan.	Exhibit 10.3 to our Current Report on Form 8-K filed on May 16, 2008.

*10.15	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2009.

*10.16	Form of Restricted Stock Agreement (General Counsel) under the 2008 Plan.	Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2009.

*10.17	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan.	Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2009.

*10.18	Form of Restricted Stock Agreement under the 2008 Plan.	Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2009.

*10.19	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: Dennis H. Chookaszian, Patrick W. Gross, Thomas B. Lally, Steven H. Lesnik and Leslie T. Thornton.	Exhibit 10.1 to our Current Report on Form 8-K filed on February 20, 2009.

*10.20	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: David W. Devonshire and Edward A. Snyder.	Exhibit 10.2 to our Current Report on Form 8-K filed on February 20, 2009.

*10.21	Form of Option Extension Agreement dated February 20, 2009 between the Company and Gregory L. Jackson.	Exhibit 10.3 to our Current Report on Form 8-K filed on February 20, 2009.

*10.22	Form of Option and Restricted Stock Amendment Agreements dated February 20, 2009 between the Company and its Section 16 reporting officers.	Exhibit 10.4 to our Current Report on Form 8-K filed on February 20, 2009.

*10.23	Form of 2011 Restricted Stock/Performance Shares Agreement under the 2008 Plan (Non-California and Non-Attorneys)	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2011.

*10.24	Form of 2011 Restricted Stock/Performance Shares Agreement under the 2008 Plan (California and Attorneys)	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2011.

*10.25	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan.	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011.

*10.26	Form of Restricted Stock Award Agreement with Pro-Rated Vesting on Certain Events.	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2011.

*10.27	Form of Performance Award Agreement to Gary McCullough with Pro-Rated Vesting on Certain Events.	Exhibit 10.3 to our Form 10-Q for the period ended June 30, 2011.

*10.28	Form of Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based).	Exhibit 10.1 to our Form 8-K filed on March 6, 2012.

*10.29	Form of Non-Qualified Stock Option Agreement under the 2008 Plan.	Exhibit 10.2 to our Current Report on Form 8-K filed on March 6, 2012.

*10.30	Non-Qualified Stock Option Agreement under the 2008 Plan dated March 1, 2012, between Career Education Corporation and Steven H. Lesnik (Time-Based).	Exhibit 10.3 to our Current Report on Form 8-K filed on March 6, 2012.

*10.31	Non-Qualified Stock Option Agreement under the 2008 Plan dated March 1, 2012, between Career Education Corporation and Steven H. Lesnik (Performance-Based).	Exhibit 10.4 to our Current Report on Form 8-K filed on March 6, 2012.

Exhibit Number	Exhibit	Incorporated by Reference to:
*10.32	Form of Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based).	Exhibit 10.5 to our Form 8-K filed on March 6, 2012.

+*10.33	Employment Contract between the Paris INSEEC Association and Catherine Lespine dated February 17, 2003.

*10.34	Employment Contract between Formastrat (now known as Organisation et Development) and Catherine Lespine dated February 17, 2003.	Exhibit 10.6 to our Form 10-Q for the quarter ended September 30, 2012.

*10.35	Letter Agreement between Career Education Corporation and Anthony Mitchell dated April 27, 2012.	Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2012.

*10.36	Letter Agreement between Career Education Corporation and Daniel Hurdle dated May 15, 2012.	Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2012.

*10.37	Letter Agreement between Career Education Corporation and Teresa Cotton Santos dated August 15, 2012.	Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2012.

*10.38	Description of compensation arrangement for Jason T. Friesen as of July 2012.	Our Form 8-K filed on July 17, 2012.

*10.39	Description of compensation arrangement for Colleen M. O’Sullivan determined on September 12, 2012.	Our Form 8-K/A filed on September 14, 2012.

+*10.40	Letter Agreement between Career Education Corporation and Steve Lesnik dated February 26, 2013.

*10.41	Independent Contractor Agreement between Career Education Corporation and Jeremy J. Wheaton dated July 16, 2012.	Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2012.

*10.42	Separation Agreement and General Release dated October 31, 2011 between Career Education Corporation and Thomas A. Budlong.	Exhibit 10.6 to our Current Report on Form 8-K filed on March 6, 2012.

*10.43	Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2007.

*10.44	First Amendment to Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.22 to our Form 10-K for the year ended December 31, 2008.

*10.45	Separation Agreement and General Release effective November 22, 2011 by and between Career Education Corporation and Gary E. McCullough.	Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 29, 2011.

*10.46	Agreement dated November 17, 2008 by and between Career Education Corporation and Gregory L. Jackson.	Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2008.

*10.47	Termination of Agreement dated May 16, 2012, relating to the Agreement dated November 17, 2008 between Career Education Corporation and Gregory L. Jackson.	Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2012.

*10.48	Form of Indemnification Agreement for Directors and Executive Officers.	Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2008.

Exhibit Number	Exhibit	Incorporated by Reference to:
*10.49	Career Education Corporation Executive Severance Plan (Amended and Restated as of July 1, 2010).	Exhibit 10.1 to our Current Report on Form 8-K filed May 20, 2010.

*10.50	Form of agreement dated August 10, 2012 pursuant to the 2012 Reward and Retention Program.	Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2012.

+10.51	Credit Agreement dated as of December 27, 2012 among Career Education Corporation, CEC Educational Services, LLC, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and BMO Harris Bank N.A., as administrative agent.

+21	Subsidiaries of the Company.

+23.1	Consent of Ernst & Young LLP.

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+101	The following financial information from our Annual Report on Form 10-K for the twelve months ended December 31, 2012, filed with the SEC on February 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+	Filed herewith