Form 10-Q
period 2013-03-31
CAREER EDUCATION CORP
filed 2013-05-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 29, 2013: 67,046,173

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$223,816	$240,559
Restricted cash	11,408	97,878
Short-term investments	63,951	63,876

Total cash and cash equivalents and short-term investments	299,175	402,313
Student receivables, net of allowance for doubtful accounts of $31,691 and $35,176 as of March 31, 2013 and December 31, 2012, respectively	50,420	68,885
Receivables, other, net	4,413	3,845
Prepaid expenses	57,710	44,386
Inventories	7,500	8,514
Deferred income tax assets, net	7,125	7,092
Other current assets	6,845	4,422
Assets of discontinued operations	3,716	4,104

Total current assets	436,904	543,561

NON-CURRENT ASSETS:
Property and equipment, net	259,121	277,416
Goodwill	131,725	133,025
Intangible assets, net	61,127	61,670
Student receivables, net of allowance for doubtful accounts of $10,115 and $11,982 as of March 31, 2013 and December 31, 2012, respectively	6,652	6,832
Deferred income tax assets, net	48,128	47,900
Other assets, net	32,324	33,331
Assets of discontinued operations	18,643	18,968

TOTAL ASSETS	$994,624	$1,122,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current maturities of capital lease obligations	$103	$80,211
Accounts payable	42,601	38,419
Accrued expenses:
Payroll and related benefits	46,124	46,586
Advertising and production costs	20,634	20,963
Other	41,171	44,630
Deferred tuition revenue	83,718	112,018
Liabilities of discontinued operations	12,306	9,888

Total current liabilities	246,657	352,715

NON-CURRENT LIABILITIES:
Deferred rent obligations	93,260	95,146
Other liabilities	30,057	29,853
Liabilities of discontinued operations	28,178	33,199

Total non-current liabilities	151,495	158,198

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,751,897 and 81,616,987 shares issued, 67,049,422 and 67,069,734 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	818	816
Additional paid-in capital	598,903	596,826
Accumulated other comprehensive loss	(6,527)	(4,785)
Retained earnings	217,718	232,921
Cost of 14,702,475 and 14,547,253 shares in treasury as of March 31, 2013 and December 31, 2012, respectively	(214,440)	(213,988)

Total stockholders’ equity	596,472	611,790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$994,624	$1,122,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2013	2012
REVENUE:
Tuition and registration fees	$335,285	$420,885
Other	5,198	10,479

Total revenue	340,483	431,364

OPERATING EXPENSES:
Educational services and facilities	132,883	150,739
General and administrative	206,419	212,973
Depreciation and amortization	19,125	19,713
Goodwill and asset impairment	157	83

Total operating expenses	358,584	383,508

Operating (loss) income	(18,101)	47,856

OTHER (EXPENSE) INCOME:
Interest income	255	270
Interest expense	(706)	(37)
Loss on pending sale of business	(6,712)	—
Miscellaneous expense	(466)	—

Total other (expense) income	(7,629)	233

PRETAX (LOSS) INCOME	(25,730)	48,089
(Benefit from) provision for income taxes	(11,239)	6,430

(LOSS) INCOME FROM CONTINUING OPERATIONS	(14,491)	41,659

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(712)	10,417

NET (LOSS) INCOME	(15,203)	52,076

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(1,743)	5,440
Unrealized gains (losses) on investments	1	(12)

Total other comprehensive (loss) income	(1,742)	5,428

COMPREHENSIVE (LOSS) INCOME	$(16,945)	$57,504

NET (LOSS) INCOME PER SHARE—BASIC:
(Loss) income from continuing operations	$(0.22)	$0.62
(Loss) income from discontinued operations	(0.01)	0.16

Net (loss) income per share	$(0.23)	$0.78

NET (LOSS) INCOME PER SHARE—DILUTED:
(Loss) income from continuing operations	$(0.22)	$0.62
(Loss) income from discontinued operations	(0.01)	0.16

Net (loss) income per share	$(0.23)	$0.78

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,428	66,844

Diluted	66,428	66,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,203)	$52,076
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and asset impairment	157	83
Depreciation and amortization expense	19,295	20,106
Bad debt expense	6,702	9,390
Compensation expense related to share-based awards	1,775	2,780
Loss on pending sale of business	6,712	—
Loss on disposition of property and equipment	94	32
Changes in operating assets and liabilities	(33,729)	(67,115)

Net cash (used in) provided by operating activities	(14,197)	17,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(13,540)	(40,300)
Sales of available-for-sale investments	13,465	40,438
Purchases of property and equipment	(4,077)	(12,303)
Payments of cash upon sale of business	(1,947)	—
Other	(1)	(12)

Net cash used in investing activities	(6,100)	(12,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(56,431)
Issuance of common stock	304	477
Payments of contingent consideration	—	(3,555)
Payment on borrowings	(80,000)	—
Change in restricted cash	86,470	—
Payments of capital lease obligations	(74)	(547)

Net cash provided by (used in) financing activities	6,700	(60,056)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(3,194)	3,677

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,791)	(51,204)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	63	—
Less: Cash balance of discontinued operations, end of the period	15	—
CASH AND CASH EQUIVALENTS, beginning of the period	240,559	280,592

CASH AND CASH EQUIVALENTS, end of the period	$223,816	$229,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of approximately 75,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States, and in France and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All intercompany transactions and balances have been eliminated.

In the fourth quarter of 2012, we reorganized our business across seven reporting segments: CTU, AIU (comprises University Schools); Health Education, Culinary Arts, Design & Technology (comprises Career Schools); International; and Transitional Schools. This reorganization was a result of the decision made in the fourth quarter of 2012 to teach out a number of campuses, which are now included in our Transitional Schools reporting segment, along with certain additional campuses which were previously in the process of being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for campuses within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As campuses within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. During the first quarter of 2013 and the fourth quarter of 2012, we completed the teach-out of Sanford-Brown College (“SBC”) Hazelwood and LCB Pittsburgh, respectively. Accordingly, the results of operations for these campuses are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

As of March 31, 2013, an agreement for the sale of our AIU campus in London, England existed with an effective date for the sale of April 1, 2013. AIU London is considered to be part of the AIU asset group and as such the sale will be reported within continuing operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 – Presentation of Financial Statements. AIU London meets the criteria of an asset held for sale under FASB ASC Topic 360 – Property, Plant and Equipment and accordingly, we recorded this asset at fair market value less costs to sell as of March 31, 2013. We received no consideration for the sale of AIU London resulting in a fair market value of zero and recorded a loss of $6.7 million on the pending sale during the first quarter of 2013. As the fair value was determined based on a quoted price, this would be categorized as Level 1 per ASC Topic 820. This loss is reported within other (expense) income on our unaudited consolidated statements of income and comprehensive income. The terms of the sales agreement provide that we make payments to the buyer in consideration of negative working capital and obligate us to make payments to offset future rent payments made by the buyer related to leases assigned to the buyer; accordingly, these amounts have been included in the loss calculation. Also included in the loss on the pending sale is approximately $3.3 million of expense related to the cumulative translation loss resulting from the effects of foreign currency on AIU London’s balance sheet as of March 31, 2013. This loss had previously been recorded within accumulated other comprehensive loss as a component of stockholders’ equity.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 provides guidance on releasing cumulative translation adjustments (“CTA”) when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, and also provides guidance on releasing CTA in partial sales of equity method investments and in step acquisitions. For public entities, ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. If early adoption is elected, the guidance in this ASU should be applied as of the beginning of the entity’s fiscal year of adoption. We are currently evaluating this guidance, and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The guidance in ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements, for which the total obligation amount is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also specifies disclosure requirements. For public entities, ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively to all prior periods presented for obligations resulting from joint and several liability arrangements that exist at the beginning of the entity’s fiscal year of adoption. Early adoption is permitted. We are currently evaluating this guidance, and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this ASU require entities to provide information about amounts reclassified out of accumulated other comprehensive income by component, and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, or cross-reference to other disclosures, based on certain criteria. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012; early adoption is permitted. We have adopted this guidance which did not materially impact the presentation of our financial condition, results of operation and disclosures.

In addition, we have evaluated and adopted the guidance of ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment issued in July 2012. The amendments in this ASU give entities the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If impairment is indicated, the fair value of the indefinite–lived intangible asset should be determined and the quantitative impairment test should be performed by comparing the fair value with the carrying amount in accordance with Subtopic 350-30; if impairment is not indicated, the entity is not required to take further action. The adoption of this ASU did not impact the presentation of our financial condition, results of operation and disclosures.

4. BUSINESS ACQUISITION

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

The final allocation of purchase price resulted in a bargain purchase of $0.7 million, which was recorded as a gain on purchase within other income (expense) on our consolidated statement of income and comprehensive income for the year ended December 31, 2012. We believe this association resulted in a bargain purchase gain, given that the purchase price was less than the fair market value of the net assets acquired, as a result of the prior entity’s history of operating losses and the inability to self-sustain without government subsidies.

5. DISCONTINUED OPERATIONS

As of March 31, 2013, the results of operations for campuses that have ceased operations or were sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations. During the first quarter of 2013 and the fourth quarter of 2012, our SBC Hazelwood and LCB Pittsburgh campuses, respectively, ceased operations. All current and prior period financial statements and the related notes herein, include the results of operations and financial position for these campuses as components of discontinued operations.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2013 and 2012 were as follows:

	For the Quarter Ended March 31,
	2013	2012
	(Dollars in thousands)
Revenue	$27	$2,778

Loss before income tax	$(1,126)	$(1,836)
Income tax benefit (1)	(414)	(12,253)

(Loss) income from discontinued operations, net of tax	$(712)	$10,417

(1)	Amount represents the difference between total consolidated income tax (benefit) provision, calculated by applying the estimated full-year consolidated effective tax rate to (losses) earnings reported for the period, and the income tax (benefit) provision for continuing operations, calculated by applying the estimated full-year effective tax rate for continuing operations to pretax (loss) income from continuing operations for the period.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of March 31, 2013 and December 31, 2012 include the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$15	$63
Receivables, net	251	476
Other current assets	—	115
Deferred income tax assets	3,450	3,450

Total current assets	3,716	4,104
Non-current assets:
Property and equipment, net	1	162
Deferred income tax assets	17,253	17,253
Other assets, net	1,389	1,553

Total assets of discontinued operations	$22,359	$23,072

Liabilities:
Current liabilities:
Accounts payable	$17	$29
Accrued expenses	323	665
Deferred tuition revenue	—	20
Remaining lease obligations	11,966	9,174

Total current liabilities	12,306	9,888
Non-current liabilities:
Remaining lease obligations	27,982	33,103
Other	196	96

Total liabilities of discontinued operations	$40,484	$43,087

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for the quarters ended March 31, 2013 and 2012, were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
	(Dollars in thousands)
For the quarter ended March 31, 2013	$42,277	$(302)	$(2,016)	$(11)	$39,948

For the quarter ended March 31, 2012	$45,961	$295	$(2,612)	$—	$43,644

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents from our continuing operations consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Cash	$119,834	$136,783
Money market funds	103,982	103,776

Cash and cash equivalents, unrestricted	223,816	240,559

Restricted cash	11,408	97,878

Total cash and cash equivalents	$235,224	$338,437

Included in cash and cash equivalents, unrestricted within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that operate as not-for-profit schools. The cash and cash equivalents related to these schools require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents was $79.8 million and $87.2 million at March 31, 2013 and December 31, 2012, respectively.

Restricted cash balances as of March 31, 2013 and December 31, 2012 are comprised of:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Cash collateral for amounts under:
Credit Agreement	$—	$88,000
Letters of credit	8,906	7,376
Funds restricted for legal matter	2,502	2,502

Total restricted cash	$11,408	$97,878

Investments from our continuing operations consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury Bills	$63,952	4	(5)	$63,951
Long-term investments (available for sale):
Municipal bond	7,850	—	(468)	$7,382

Total investments (available for sale)	$71,802	$4	$(473)	$71,333

	December 31, 2012
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury Bills	$63,879	4	(7)	$63,876
Long-term investments (available for sale):
Municipal bond	7,850	—	(468)	7,382

Total investments (available for sale)	$71,729	$4	$(475)	$71,258

In the table above, unrealized holding losses as of March 31, 2013 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes an unrealized holding loss, greater than one year, that relates to our long-term investment in a municipal bond, which is an auction rate security (“ARS”). When evaluating our investment for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The unrealized loss attributable to our municipal bond at March 31, 2013 is attributable to the continued lack of activity in the ARS market, exposing this investment to liquidity risk.

Our municipal bond is comprised of debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of March 31, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of March 31, 2013 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Fair Value Measurements

FASB ASC Topic 820 – Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2013, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of March 31, 2013, our investment in a municipal bond is classified as available-for-sale and reflected at fair value. The auction event for this investment has failed for over three years. The fair value of this security is estimated utilizing a discounted cash flow analysis as of March 31, 2013. This analysis considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. This security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at March 31, 2013 and December 31, 2012 were as follows:

	As of March 31, 2013
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$63,951	$—	$—	$63,951
Municipal bond	—	—	7,382	7,382

Totals	$63,951	$—	$7,382	$71,333

	As of December 31, 2012
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$63,876	$—	$—	$63,876
Municipal bond	—	—	7,382	7,382

Totals	$63,876	$—	$7,382	$71,258

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the quarter ended March 31, 2013:

(Dollars in thousands)
Balance at December 31, 2012	$7,382
Unrealized gain (loss)	—

Balance at March 31, 2013	$7,382

Credit Agreement

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

We may prepay amounts outstanding under, or terminate, the Credit Agreement upon three or five business days’ prior notice, respectively, in each case without premium or penalty. The Credit Agreement contains customary affirmative, negative and financial maintenance covenants, including limits on capital expenditures and a requirement to maintain a minimum of $75.0 million in cash and cash equivalents in domestic accounts at all times. The loans under the Credit Agreement are secured by 110% cash collateral. The agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default, including rights to accelerate the debt and rights to realize upon the collateral securing the obligations under the Credit Agreement.

During the first quarter of 2013, we repaid the full amount borrowed of $80.0 million under the Credit Agreement.

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

Student Receivables Under Extended Payment Plans and Recourse Loan Agreements

To assist students in completing their educational programs, we had previously provided extended payment plans to certain students and also had loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans originated by them to our students after a certain period of time. We no longer provide extended payment plans to students and the recourse loan agreements with Sallie Mae and Stillwater ended in March 2008 and April 2007, respectively.

As of March 31, 2013 and December 31, 2012, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $6.7 million and $6.8 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2013 and 2012 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the quarter ended March 31, 2013	$47,158	$6,673	$(12,025)	$41,806

For the quarter ended March 31, 2012	$63,541	$8,970	$(13,880)	$58,631

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.7 million and $2.8 million for the quarters ended March 31, 2013 and 2012, respectively.

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

8. RESTRUCTURING CHARGES

During 2012, we made the decision to teach out a number of campuses, meaning gradually close the campuses through an orderly process. Consistent with our commitment to students, we will work with each campus to ensure that existing students are afforded the opportunity to complete their course of study. We anticipate that a majority of these campus closures will be completed by the second quarter of 2014.

In addition, during the fourth quarter of 2012, we made the decision to carry out a reduction in force as we reorganize our campus and corporate functions to common operating structures across our ground campuses, most notably within our Career Schools, as well as to better align with the current student population.

The following table details the changes in our accrual for severance and related costs related to these restructuring events for our continuing operations during the quarter ended March 31, 2013:

(Dollars in thousands)
Balance at December 31, 2012	$10,538
Severance & related charges	391
Payments (1)	(4,351)
Non-cash adjustments (2)	17

Balance as of March 31, 2013	$6,595

(1)	Includes payments related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $4.6 million and $7.8 million as of March 31, 2013 and December 31, 2012, respectively, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $2.0 million and $2.7 million, respectively, is recorded within other non-current liabilities on our unaudited consolidated balance sheets. In addition, as of March 31, 2013, we have accrued approximately $0.9 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained.

In addition to the charges detailed above, a number of these campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2021. The total gross remaining lease obligations for these campuses once they complete the close process is expected to approximate $78.0 million, which includes amounts for base rent and estimated expenses for certain occupancy charges such as common area maintenance. At the time each campus completes the close process, a charge will be recorded representing the net present value of the remaining lease obligation reduced by an estimated amount for sublease income. The final amount related to each campus will be finalized at each campus closure date.

9. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $5.8 million and $6.5 million at March 31, 2013 and December 31, 2012, respectively, is presented within other current liabilities on our unaudited consolidated balance sheets.

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

Securities Litigation

Ross, et al. v. Career Education Corporation, et al. On January 13, 2012, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois, naming the Company and various individuals as defendants and claiming that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning its schools’ job placement rates and its compliance with accreditation standards. The complaint further claimed that the individual defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons of the Company. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 23, 2012, the Court appointed KBC Asset Management NV, the Oklahoma Police Pension & Retirement Systems, and the Oklahoma Law Enforcement Retirement System, as lead plaintiffs in the action. On May 3, 2012, lead plaintiffs filed a consolidated amended complaint, asserting the same claims alleged in the initial complaint, and naming the Company and two former executive officers as defendants. Lead plaintiffs seek damages on behalf of all persons who purchased the Company’s common stock between February 19, 2009 and November 21, 2011. On October 30, 2012, the Court ruled on defendants’ motion to dismiss, granting it as to one of the former executive officer defendants and denying it as to the other defendants. On January 28, 2013, defendants filed answers to the consolidated amended complaint. A status hearing is scheduled for June 13, 2013.

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

Shareholder Derivative Actions and Demands

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division on behalf of the Company naming the Company’s Board of Directors at that time as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty and abuse of control by the individual defendants in connection with the Company’s alleged ongoing failure to have proper internal controls in place to appropriately determine its schools’ placement rates or to comply with relevant accreditation standards regarding placement practices and determinations. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On February 10, 2012, defendants filed motions to dismiss or stay the complaint. On August 21, 2012, the Court denied defendants’ motions to dismiss, and granted defendants’ request for a stay. A status hearing is scheduled for May 24, 2013.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants based on allegations similar to those asserted in Bangari, described above, and on defendants’ alleged failure to prevent the Company’s disclosure of allegedly misleading statements relating to placement rates. Plaintiff also asserts a claim of unjust enrichment against certain individual defendants due to their receipt of incentive-based compensation based on allegedly inflated short-term financial performance. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 16, 2012, defendants filed motions to dismiss or stay the complaint. The Court granted the motions to stay pending resolution of the motions to dismiss. On August 13, 2012, the Court denied defendants’ motions to dismiss and ordered the parties to engage in certain preliminary discovery. Defendants filed answers to the complaint on October 22, 2012. A status hearing is scheduled for May 30, 2013.

Alex v. McCullough, et al. On November 5, 2012, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by all of the individual defendants based on allegations similar to those asserted in Bangari and Cook, described above. In addition, in connection with the Company’s reporting of placement rates, plaintiff also asserts violations of Sections 10(b) and 20(a) of the Exchange Act against certain individual defendants. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Defendants’ response to the complaint is currently due May 6, 2013. A status hearing is scheduled for May 9, 2013.

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

There are 95 total plaintiffs who have not settled or dismissed their claims. 80 of these plaintiffs are represented by counsel. Based on the Company’s records and the records of the class settlement, the 15 plaintiffs not represented by counsel (“pro per plaintiffs”) received notice of the settlement and did not file claims, and therefore their individual claims are expected to be barred.

The Court ordered all parties, including 13 of the pro per plaintiffs (the other two had only recently appeared in pro per), to appear at a further case management conference on April 12, 2013. Only two of the 13 pro per plaintiffs appeared and the Court indicated it will be issuing an order dismissing all other pro per plaintiffs. Thus, the action currently involves 80 plaintiffs represented by counsel and 4 pro per plaintiffs.

Discovery is proceeding as to the remaining plaintiffs and the Company intends to file answers to the claims asserted by such plaintiffs. The Court is expected to set a trial date on certain test cases (8 to 10 plaintiffs) for some time in late 2013 or early 2014. The test cases are expected to involve the equitable claims asserted under the California Unfair Competition Law and therefore are expected to be tried to the Court rather than a jury.

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

By Order dated December 3, 2010, the Court certified a class consisting of all persons who attended Sanford-Brown College in Collinsville, Illinois and enrolled in the Medical Assisting Program during the period from July 1, 2003 through November 29, 2010. This class consists of approximately 2,300 members. On February 10, 2011, the Fifth District Appellate Court granted defendants’ petition for leave to appeal the trial court’s class certification order. By Order filed on October 25, 2012, the Appellate Court reversed the class certification order. The Appellate Court also ruled that the four named plaintiffs can proceed with their individual causes of action and, if successful, receive an award of actual damages, treble damages if fraud is proven, injunctive relief and reasonable attorneys’ fees and costs.

Plaintiffs Petition for Leave to Appeal with the Illinois Supreme Court was denied and the case will now return to the Circuit Court for further proceedings consistent with the Appellate Court’s October 25, 2012 Order.

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

On June 22, 2012, defendants filed motions to compel arbitration of plaintiffs’ claims. On August 10, 2012, the Court granted the motions with respect to two later versions of the arbitration agreement at issue, and denied the motions with respect to the earliest version signed by certain of the plaintiffs. Approximately 54 individuals signed the later two versions of the arbitration agreement, and their claims are subject to arbitration. Nine of those individuals have filed arbitration demands before the American Arbitration Association to date. Those arbitrations have been set for hearing on dates between May and September 2013.

Among other causes of action, the consolidated complaint alleges a claim under the repealed Reform Act. On September 25, 2012, the Court sustained defendants’ demurrers to the Reform Act claims without leave to amend, and overruled defendants’ demurrers to the breach of contract claims which seek remedies under the Reform Act.

Defendants issued offers to compromise pursuant to the California Code of Civil Procedure to 1,478 individual plaintiffs, 345 of which were accepted. The total amount that has been or will be paid to eliminate these claims is approximately $2.1 million. This aggregate amount was recorded in the third quarter of 2012 and the majority of the payments were made by September 30, 2012. Due to the recent addition of 385 new plaintiffs, there are currently approximately 1,052 active plaintiffs in the consolidated action.

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

On October 23, 2012, the Morales plaintiffs filed a First Amended Complaint in which, among other things, they added several additional plaintiffs, including a proposed class representative, and a claim for civil conspiracy. Thus, Morales included causes of action under Florida’s Deceptive and Unfair Trade Practices Act, and for breach of the implied covenant of good faith and fair dealing, unjust enrichment, breach of fiduciary duty, and civil conspiracy. On November 2, 2012, the Court ordered Morales closed, incorporated it into Houck, and ordered that all further pleadings shall be filed in Houck. Plaintiffs filed a Consolidated Amended Class Action Complaint on November 11, 2012, which included all plaintiffs from both Houck and Morales and added a cause of action for violation of the Federal Racketeer Influenced and Corrupt Organizations Act. Defendants subsequently, on November 30, 2012, filed a motion to dismiss, a motion to compel arbitration, and a motion to strike the plaintiffs’ punitive damages claims.

On December 14, 2012, plaintiffs filed a motion for leave to conduct discovery on the issue of whether the arbitration provisions in the student enrollment agreements signed by each of the plaintiffs is unconscionable. A hearing was held on the motion on January 17, 2013, which concluded with the Court denying plaintiffs’ request for discovery. On February 11, 2013, plaintiffs responded to the motion to compel arbitration, motion to dismiss, and motion to strike plaintiffs’ demand for punitive damages. On March 12, 2013, defendants replied to plaintiffs’ response to defendants’ motion to compel arbitration.

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

The complaint is essentially identical to the Consolidated Amended Class Action Complaint previously filed in Kishia Houck, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc., raising the same claims and including the same class definition, with the exception that the Cohen plaintiffs, unlike those in Houck, have not raised a claim for breach of the implied covenant of good faith and fair dealing.

On February 11, 2013, defendants filed a motion to compel arbitration, a motion to dismiss, and a motion to strike plaintiffs’ demand for punitive damages, which are still pending as of April 30, 2013.

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

The Court granted defendants’ motion to compel arbitration on March 11, 2013 and the case is stayed pending arbitration.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class or classes are certified and, if so, the composition and size of any such class(es), the number of arbitrations that plaintiffs file and thereafter prosecute, as well as on an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

Ronald Cernohorsky, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. On January 14, 2013, a putative class action was filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, captioned, Ronald Cernohorsky, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc, d/b/a IADT Online. The Cernohorsky plaintiffs allege causes of action against CEC and IADT Online under Florida’s Deceptive and Unfair Trade Practices Act and for unjust enrichment, breach of fiduciary duty, and violation of the Federal Racketeer Influenced and Corrupt Organizations Act. They allege that defendants made a variety of misrepresentations to them, relating generally to salary and employment prospects, instructor qualifications, transferability of credits, career placement services, the reputation of IADT Online, the value and quality of the education, the overall cost to attend the school, and relevant student loan information. The putative class is defined as including all students who are or have enrolled in defendants’ online degree programs during an undetermined time period. The Cernohorsky plaintiffs seek to recover compensatory and punitive damages and also seek declaratory and injunctive relief.

The complaint is similar to the Consolidated Amended Class Action Complaint previously filed in Kishia Houck, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc., but focuses on students enrolled in IADT’s online degree programs, rather than at its Tampa and Orlando, Florida campuses.

On February 11, 2013, defendants filed a motion to compel arbitration, a motion to dismiss, and a motion to strike plaintiffs’ demand for punitive damages, which are still pending as of April 30, 2013.

On April 2, 2013, the Court transferred the case to Judge Kovachevich, who is presiding over the related Houck and Cohen actions.

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

Keith Stafford v. American Intercontinental University and Does 1-10, inclusive. On September 4, 2012, plaintiff Keith Stafford, on behalf of himself only, filed this action against American InterContinental University in the United States District Court, Northern District of Indiana. The complaint alleges two claims for negligent and willful violations of the Telephone Consumer Protection Act (“TCPA”). In his initial complaint, plaintiff alleged that he received automated dialer calls using a robotic voice in violation of the TCPA. He also alleges that he instructed AIU to cease making the calls but AIU did not do so. The Company filed an answer to plaintiff’s complaint on November 13, 2012.

On February 18, 2013, plaintiff filed a first amended class action complaint in which he makes essentially the same allegations on behalf of a class defined as “[a]ll persons within the United States who, at any time during the last four years, received one or more non-emergency telephone calls from [AIU] to a residential telephone through the use of an artificial or pre-recorded voice, and who did not provide prior express consent for such calls.” Plaintiff seeks injunctive relief, statutory and treble damages of $1500 per call for willful violations of the TCPA plus attorneys’ fees and costs. The Company filed an answer to the first amended class action complaint on February 25, 2013.

The Company has conducted an investigation into the claims by the named plaintiff Keith Stafford and believes that the calls placed to the plaintiff did not violate the TCPA. Plaintiff served preliminary written discovery on January 11, 2013. The Company responded to the discovery and sent a letter to plaintiff’s counsel demanding dismissal of the action. Plaintiff’s counsel is considering the Company’s demand.

Because of the many questions of fact and law that may arise as discovery and pre-trial proceedings progress, the outcome of this action is uncertain at this point. Although we believe the action lacks merit, the case is in the preliminary stages and may involve unresolved issues of fact and law. Therefore, based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action. Accordingly, we have not recognized any liability associated with this action.

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

Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, we were served with a complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The complaint was originally filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. The case is captioned Brent M. Nelson, bringing this action on behalf of the United States of America, v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relators elected to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The relators filed an amended complaint on April 12, 2013. The amended complaint alleges violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. Defendants’ answer to the complaint is currently due on May 9, 2013.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated. Moreover, the case presents novel legal issues and is in its early stages. Accordingly, we have not recognized any liability associated with this action.

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

Gonzalez, et al. v. Career Education Corporation, et al. On September 16, 2011, Karla Gonzalez and 19 other current and former employees of Southern California School of Culinary Arts, Ltd. (“SCSCA”) who worked primarily as admissions representatives filed a complaint in California Superior Court for the County of Los Angeles, Northeast District. The complaint named us, SCSCA, Le Cordon Bleu, Inc. and two former SCSCA employees as defendants. Following several amendments, the plaintiffs alleged in their complaint, among other things, that the defendants (i) failed to pay them overtime and rest break compensation in violation of the California Labor Code; (ii) owe statutory penalties under the California Labor Code for unpaid wages; (iii) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code relating to false time records and failure to pay wages owed; (iv) breached contracts by failing to pay bonuses for enrolling students; (v) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code by failing to report and intending to evade taxes; (vi) are responsible for statutory penalties under the California Private Attorneys General Act (“PAGA”) for violations of various sections of the California Code; (vii) committed fraud by failing to pay allegedly promised bonuses and by altering time records; and (viii) violated public policy by retaliating against the plaintiffs. In their PAGA claim, plaintiffs sought recovery of penalties for violations of various wage and hour provisions of the California Code on behalf of themselves and all other similar current and former employees in California.

The defendants answered the complaint by denying all allegations, and the parties engaged in discovery. Since discovery commenced, two plaintiffs agreed to voluntarily dismiss their claims, and one other plaintiff has accepted an offer to compromise issued pursuant to the California Code of Civil Procedure. On or about March 13, 2013, the parties agreed to settle the claims of the 17 remaining plaintiffs. After the settlement papers are finalized and signed by all parties, all remaining claims of the 17 plaintiffs will be dismissed with prejudice.

Nimely, et al. v. Randstad General Partners, Randstad USA, Randstad Inhouse Services L.P., and Career Education Corporation. On December 30, 2012, April R. Nimely, a former hourly, non-exempt call center employee based in Illinois filed a putative class and collective action complaint in the U.S. District Court for the Northern District of Illinois against the Company and various entities of the staffing firm Randstad, which the Company used to supplement its own staff at some of its call centers. The complaint asserts claims under the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act (“IWPCA”) arising from the alleged failure to pay wages for work performed before and after shifts and during breaks. The putative collective class was defined as “[a]ll persons who worked for Defendants as telephone dedicated employees, however titled, who were compensated, in part or in full, on an hourly basis throughout the United States at any time between December 30, 2009 and the present who did not receive the full amount of overtime wages earned and owed to them.”

On February 27, 2013, defendants filed their answers to the complaint and motion to dismiss the IWPCA count of the complaint. Plaintiff’s motions for class certification and conditional collective action certification are currently due on May 28, 2013, defendants’ response is due June 10, 2013 and plaintiff’s reply is due June 24, 2013.

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

We cannot predict the scope, duration or outcome of these investigations. At the conclusion of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties and/or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. If any of the foregoing occurs, our business, reputation, financial position, cash flows and results of operations could be materially adversely affected. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company has completed these file reviews and provided supporting documentation to ED on April 10, 2013. Based on the completed reviews, the Company has reduced its estimate of the potential liability during the first quarter of 2013 relating to this audit to approximately $750,000 from $2.5 million, and has considered this along with other matters outstanding when assessing the adequacy of its legal reserves.

10. INCOME TAXES

The components of pretax (loss) income from continuing operations for the quarters ended March 31, 2013 and 2012 are as follows:

	For the Quarter Ended March 31,
	2013	2012
	(Dollars in thousands)
U.S	$(34,105)	$35,836
Foreign	8,375	12,253

Total	$(25,730)	$48,089

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

The following is a summary of our income tax (benefit) provision and effective tax rate from continuing operations:

	For the Quarter Ended March 31,
	2013	2012
	(Dollars in thousands)
Pretax (loss) income	$(25,730)	$48,089
(Benefit from) provision for income taxes	$(11,239)	$6,430
Effective income tax rate	-43.7%	13.4%

The decrease in the effective tax rate for the quarter ended March 31, 2013 as compared to the prior year quarter was primarily due to lower full-year projected results of operations and the relative percentage of operating income that our not-for-profit institutions will contribute to consolidated results. The current quarter tax rate was also impacted by a $2.0 million favorable tax adjustment related to the resolution of various state tax exposures which increased the effective tax rate benefit by 7.8%. The cumulative effect of foreign and state valuation losses, foreign rate differences and not-for-profit operating income reduced the effective tax rate benefit by 2.4%.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $12.6 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2013 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2013, we had accrued $3.2 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

11. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of March 31, 2013, there were approximately 10.2 million shares of common stock available for future share-based awards under the 2008 Plan. This amount does not reflect 4.2 million shares underlying restricted stock units and stock options outstanding as of March 31, 2013, which upon vesting or exercise will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan.

As of March 31, 2013, we estimate that compensation expense of approximately $10.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the quarter ended March 31, 2013 under all of our plans was as follows:

	Options	Weighted Average Exercise Price
	(In thousands)
Outstanding as of December 31, 2012	2,592	$25.96
Granted	890	2.72
Exercised	—	—
Forfeited	(69)	6.21
Cancelled	(33)	34.21

Outstanding as of March 31, 2013	3,380	$20.16

Exercisable as of March 31, 2013	2,111	$28.66

Restricted Stock and Restricted Stock Units to be Settled in Stock. Restricted stock and restricted stock units to be settled in shares of stock generally become fully vested either three years after the date of grant or 25% per year over a four-year service period beginning on the date of grant. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to the unvested restricted stock and restricted stock units. The vesting of restricted stock and restricted stock units is subject to possible acceleration in certain circumstances. Certain restricted stock awarded to plan participants referred to as “performance-based restricted stock” are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares or units of restricted stock that vest at the end of the requisite service period or result in all shares or units being forfeited.

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the quarter ended March 31, 2013:

	Restricted Stock (Shares and Units in thousands)
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2012	854	$24.74	1,144	$8.27	1,998
Granted	—	—	43	2.72	43
Vested	(142)	23.38	(304)	8.63	(446)
Forfeited	(364)	27.76	(89)	8.63	(453)

Outstanding as of March 31, 2013	348	$22.37	794	$7.79	1,142

2013 Annual Grants. During the first quarter of 2013, as part of our annual long term incentive grants to employees, we issued restricted stock units to be settled in cash and cash-based performance unit awards in addition to stock option grants. The cash-settled restricted stock units are recorded as liabilities as the expense is recognized. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2008 Plan. For cash-settled restricted stock units granted in 2013, vesting is primarily 25% per year over the four year period beginning on the grant date.

During the quarter ended March 31, 2013, we awarded approximately 2.5 million cash-settled restricted stock units under the 2008 Plan with a grant date fair value of $6.7 million. Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized a liability of $0.1 million as of March 31, 2013 based upon our stock price as of March 31, 2013 and the number of days lapsed during the service period as of March 31, 2013.

The performance unit awards granted during the first quarter of 2013 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending on December 31, 2015. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of income and comprehensive income in the current period. The grant date fair value of the performance unit awards granted during the first quarter of 2013 was $5.0 million. A liability of $0.1 million was recorded as of March 31, 2013, which represents the fair value of the liability incurred through March 31, 2013.

12. WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted net (loss) income per share for the quarters ended March 31, 2013 and 2012 were as follows:

	For the Quarter Ended March 31,
	2013	2012
	(In thousands)
Basic common shares outstanding	66,428	66,844
Common stock equivalents	—	116

Diluted common shares outstanding	66,428	66,960

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net (loss) income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period.

Due to the fact that we reported a loss from continuing operations for the quarter ended March 31, 2013, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarter ended March 31, 2013. For the quarter ended March 31, 2012, certain unexercised stock option awards and unvested restricted stock awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive awards that were excluded from our computations of diluted earnings per share were 4.2 million for the quarter ended March 31, 2012.

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock, we issued approximately 0.1 million shares for each of the quarters ended March 31, 2013 and 2012 upon the purchase of common stock pursuant to our employee stock purchase plan.

13. SEGMENT REPORTING

Our segments were determined in accordance with FASB ASC Topic 280—Segment Reporting and were based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic growth plan.

In the fourth quarter of 2012, we reorganized our business across seven reporting segments: CTU, AIU (comprises University Schools); Health Education, Culinary Arts, Design & Technology (comprises Career Schools); International; and Transitional Schools. This reorganization was a result of the decision made in the fourth quarter of 2012 to teach out a number of campuses, which are now included in our Transitional Schools reporting segment, along with certain additional campuses which were previously in the process of being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for campuses within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As campuses within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. During the first quarter of 2013 and fourth quarter of 2012, we completed the teach-out of SBC Hazelwood and LCB Pittsburgh, respectively. Accordingly, the results of operations for these campuses are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

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

Design & Technology includes IADT, Harrington College of Design and Brooks Institute schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting as well as job training in the field of energy conservation.

International includes our INSEEC schools and IUM school which are located in France and Monaco, respectively. These schools collectively offer academic programs in the career-oriented disciplines of business studies, health education, advertising, communications and technologies and luxury goods and services in a classroom or laboratory setting.

Transitional Schools includes our campuses that are currently being taught out.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows:

	Revenue		Operating (Loss) Income
	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)
CTU	$90,209	$96,329	$15,912	$19,079
AIU	66,299	88,940	3,146	14,661

Total University Schools	156,508	185,269	19,058	33,740

Health Education	38,021	54,092	(11,310)	(1,672)
Culinary Arts	45,938	62,838	(12,137)	1,266
Design & Technology	30,289	41,801	(7,156)	334

Total Career Schools	114,248	158,731	(30,603)	(72)

International	49,677	42,829	13,480	13,125
Corporate and Other (1)	—	14	(6,368)	12,582

Subtotal	320,433	386,843	(4,433)	59,375
Transitional Schools	20,050	44,521	(13,668)	(11,519)

Total	$340,483	$431,364	$(18,101)	$47,856

	Total Assets as of (2)
	March 31, 2013	December 31, 2012
	(Dollars in thousands)
CTU	$72,047	$72,554
AIU	58,524	65,092

Total University Schools	130,571	137,646

Health Education	43,076	52,511
Culinary Arts	167,166	173,477
Design & Technology	30,037	30,720

Total Career Schools	240,279	256,708

International	264,451	280,636
Corporate and Other	310,591	385,611

Subtotal	945,892	1,060,601
Transitional Schools	26,373	39,030
Discontinued Operations	22,359	23,072

Total	$994,624	$1,122,703

(1)	The first quarter of 2012 operating income includes a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies.
(2)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “project,” “will,” “potential” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

In 2012, we created the Transitional Schools reporting segment as a result of the decision made in the fourth quarter of 2012 to teach out a number of campuses, which are now included in our Transitional Schools reporting segment, along with certain additional campuses which were previously in the process of being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for schools within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As schools within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. During the first quarter of 2013 and the fourth quarter of 2012, we completed the teach-out of SBC Hazelwood and LCB Pittsburgh, respectively. Accordingly, the results of operations for these campuses are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2013 First Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2013 FIRST QUARTER OVERVIEW

During the first quarter of 2013, we remained focused on executing against our strategic goals, which are comprised of efforts to both right-size and re-engineer our organization to appropriately serve our current and future student populations as well as growth initiatives to better align our program offerings and underlying processes to provide invaluable student experiences which afford advancement in the student’s respective field of study. The industry continues to experience challenges, which we are not immune to, such as, extended student decision making cycle times, increased competition across the industry and an overall decline in student interest. Despite these challenges, we continue to believe that the postsecondary education industry plays a critical role in the overall education market.

For the first quarter of 2013, our revenue declined 21% as compared to the prior year quarter. Additionally, we reported an operating loss of $18.1 million for the first quarter of 2013. Our new student starts were down 27% as compared to the prior year quarter. Current year new student starts were impacted by the introduction of our new student readiness programs as well as our decision to teach out a number of our domestic campuses, whose results are reflected within Transitional Schools. During 2012 and 2013, certain programs had been established to assist students in assessing their readiness to commit to enrolling in college-level courses. The goal of these readiness programs is to identify students who may not be prepared for the rigor of college studies and allow them to leave the institution prior to incurring any debt. Adjusting for the impact of these readiness programs and excluding the impact of our Transitional Schools, new student starts were down 12% as compared to the prior year quarter.

In April 2013, Scott Steffey joined the organization as President and Chief Executive Officer. Scott brings diverse experience with and exposure to the education industry, including from both the non-profit and private sectors. With his background, Scott is well versed in the challenges and opportunities that lie ahead for both the sector and our Company. Several key areas of focus identified for 2013 include:

•	Right-sizing and re-engineering our organization.

•

Expanding and growing our successful International business. These institutions operate in the strategically enviable position of “elite tier” – or “grand école” as it is known in France – among education institutions in Western Europe.

•	Following a disciplined approach to assess, identify and teach out our Transitional Schools campuses with a student-centered approach.

•	Advancing the process of retooling and expanding our programs, rationalizing our geographies, increasing operating efficiency and consolidating brands among our Career Schools.

•	Improving the quality of our efforts and success in engaging, attracting, enrolling and retaining students.

•	Differentiating our University brands to serve distinct student segments – education achievers and degree-focused professionals.

•

Driving leadership and innovation with our virtual personalized learning powered by adaptive learning technology and teaching methodology that we have introduced and are expanding across our institutions.

Faced with the continued challenges affecting our Company and the industry, it is imperative that we continue to make progress against each of these areas of focus. During the first quarter of 2013 we continued to see progress on elements of our management initiatives and positive trends in each of our institutions.

With respect to our International operations, during the first quarter of 2013, key metrics within our International reporting segment are trending positively, including increases in revenue, new student starts and student population. Operating income remained relatively flat due to certain increased expenses within academics and occupancy related to acquisitions made in 2012, student expansion and continued investments in programmatic accreditations.

Within our Transitional Schools reporting segment, we completed the teach-out of one of our campuses in the first quarter of 2013 and remain on track with the remaining campuses which are in the teach-out process. Our retention rates at these campuses increased as compared to the prior year quarter which demonstrates our commitment to ensuring students are provided with the tools necessary to complete their course of study. We expect to incur operating losses for the campuses within the Transitional Schools segment of between $70 and $80 million for the year ending December 31, 2013, excluding the impact of remaining lease obligation charges and other unusual items.

Our University Schools group, which includes both CTU and AIU, reported operating income of $19.1 million for the first quarter of 2013 while revenue decreased approximately 16% as compared to the prior year quarter. New student starts for these segments declined 26% for the first quarter of 2013 as compared to the prior year quarter and population decreased 13%. We believe that the current state of the economy and the uncertainty surrounding job prospects continues to impact many students’ decision to return to school and incur debt.

Additionally, as mentioned previously, CTU and AIU had established certain programs to enable students to assess their readiness to commit to enrolling in college-level courses. Excluding the impact of these readiness programs, new student starts for CTU and AIU were down 10% and 22% in the first quarter of 2013 as compared to 2012, respectively.

Within both CTU and AIU, we expanded the use of our adaptive learning technologies during the first quarter of 2013 as part of our personalized learning platform. The initial results of this strategic initiative are promising in terms of how this will advance the science of learning and teaching to the benefit of both our students and faculty.

Additionally, effective April 1, 2013, we sold our AIU campus in London, England resulting in a loss on the pending sale of $6.7 million during the first quarter of 2013.

During the first quarter of 2013, our Career Schools reported a 28% decrease in revenue as compared to the prior year quarter and collectively reported an operating loss of $30.6 million. New student starts were down 11% for the first quarter of 2013 as compared to the prior year quarter and student population was down 30% as compared to the prior year quarter. We continue to make progress to enhance critical operations and academic processes across Career Schools through focus on new student intake initiatives, new programs and re-engineering efforts. Additionally, the re-introduction of the Associates program within our Culinary Arts segment has produced positive results and the mix of students entering this program has continued to increase through the first quarter of 2013.

Across all of our institutions and our corporate support center, we are in the process of developing and implementing a business model and cost structure that is aligned with lower student enrollment and the closing of selected campuses. These efforts will address all aspects of our domestic business and include changes associated with lower student volumes, as well as fundamental business model changes that will allow us to be more profitable as revenues stabilize and grow in the future. We make these changes with an eye towards standardization and simplification of the way we operate – while maintaining the quality of education we provide to our students. We are moving aggressively to strengthen our business and financial performance. Some of our improvement initiatives have already been executed. The remainder are in-process. We expect to complete a majority of these efforts in the third and fourth quarters of this year. These activities will result in material impacts to 2013 and beyond with expected reductions to operating expense of $25 million or more in 2013.

As we exit the first quarter of 2013, we continue to focus on our key strategies and initiatives to reposition us in the market as well as continue to focus on our processes and plans that will right-size and re-engineer the organization and rebuild our culture for success. Alongside our continued strategic efforts, we remain focused on the Company’s mission of putting our students’ success first.

Regulatory Updates

ED Rule-Making Initiatives. In a notice published on April 16, 2013, ED announced negotiated rule-making initiatives on several matters, including gainful employment, state authorization of distance learning or online programs and underwriting standards for some student loans. ED’s announcement noted that it will hold hearings on these topics in May 2013 with the intent to begin the rule-making process in September 2013, but provided only limited detail on the topics to be discussed during the proposed rule-making. See Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information about gainful employment and state authorization regulations, how portions of prior regulations on these matters were invalidated by the courts and how these matters generally affect our business.

Cohort Default Rates. In the first quarter of 2013, ED released draft unofficial two-year cohort default rates for the 2011 cohort and draft unofficial three-year cohort default rates for the 2010 cohort. In general, the draft 2011 two-year rates for our institutions increased slightly over the prior two-year rates and the draft 2010 three-year rates showed slight improvement over prior three-year rates. Only one campus in addition to a campus which is in teach-out has draft rates in excess of ED’s annual thresholds. Draft rates do not result in sanctions and can change before ED’s expected release of the official cohort default rates in September 2013. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information about cohort default rates, our prior year rates and ED’s standards applicable to the two-year and three-year rates.

ABHES. As previously disclosed, the Accrediting Bureau of Health Education Schools (“ABHES”) acted at its July 2012 meeting to place three of our Health Education campuses on show-cause as a result of site visit reports and questions related to their previously reported 2011 ABHES placement rates for their medical assisting programs. In February 2013 we learned that ABHES had acted at its January 2013 meeting to withdraw its programmatic accreditation from the medical assisting programs at these three campuses. These campuses also failed to meet the 70% placement rate standard for the ABHES 2012 reporting year. In accordance with ABHES standard processes, we appealed the decision by ABHES to withdraw accreditation from the three medical assisting programs and filed statements of appeal on March 22, 2013. An appeal panel is scheduled to hear each statement of appeal on May 17, 2013. These programs remain accredited during the pending appeal. Two of the three impacted campuses were part of the campus closures announced in 2012 and are expected to complete their teach-outs in 2013 and 2015. In addition, the medical assisting programs and one surgical technology program at three additional campuses, including one that graduated its last student from the medical assisting program in February 2013, were placed on show cause for reasons similar to those stated above. The responses to these show cause directives for the continuing programs were due on May 1, 2013. As previously disclosed, all of our campuses with ABHES-accredited programs filed annual reports with ABHES in November 2012 including annual placement rates for the ABHES 2012 reporting year, and 51 of 56 ABHES-accredited programs that reported placement rates at these campuses fell below ABHES’ 70% placement rate standard applicable for the ABHES 2012 reporting year. As a result, these programs are subject to additional reporting requirements to ABHES.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2013 and 2012.

	For the Quarter Ended March 31,				% Change
	2013	% of Total Revenue	2012	% of Total Revenue	2013 vs. 2012
	(Dollars in thousands)
TOTAL REVENUE	$340,483		$431,364		-21.1%

OPERATING EXPENSES
Educational services and facilities	132,883	39.0%	150,739	34.9%	-11.8%
General and administrative:
Advertising	74,687	21.9%	76,441	17.7%	-2.3%
Admissions	39,110	11.5%	49,074	11.4%	-20.3%
Administrative	85,949	25.2%	78,488	18.2%	9.5%
Bad debt	6,673	2.0%	8,970	2.1%	-25.6%

Total general and administrative expense	206,419	60.6%	212,973	49.4%	-3.1%

Depreciation and amortization	19,125	5.6%	19,713	4.6%	-3.0%
Goodwill and asset impairment	157	0.0%	83	0.0%	NM

OPERATING (LOSS) INCOME	(18,101)	-5.3%	47,856	11.1%	-137.8%

PRETAX (LOSS) INCOME	(25,730)	-7.6%	48,089	11.1%	-153.5%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(11,239)	-3.3%	6,430	1.5%	-274.8%

Effective tax rate	-43.7%		13.4%
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(14,491)	-4.3%	$41,659	9.7%	-134.8%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(712)	-0.2%	10,417	2.4%	-106.8%

NET (LOSS) INCOME	$(15,203)	-4.5%	$52,076	12.1%	-129.2%

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

Quarter Ended March 31, 2013 as Compared to the Quarter Ended March 31, 2012

Revenue

The decline in revenue as compared to the prior year quarter was a result of lower revenue across all of our domestic segments. This decline was driven by approximately 26% fewer students enrolled within our domestic institutions as of the beginning of the year and approximately 29% fewer new student starts across our domestic institutions in the first quarter of 2013 as compared to 2012. Excluding the impact of Transitional Schools which no longer enroll new students, we had approximately 20% fewer domestic new student starts in the first quarter of 2013 as compared to 2012. We believe our domestic institutions continue to be impacted by external factors including economic conditions, negative publicity, extended student decision-making timelines and changes in regulatory requirements. During 2012 and 2013, certain programs had been established to enable students to assess their readiness to commit to enrolling in college-level courses. Adjusting for the impact of these readiness programs, new student starts are 12% lower in the first quarter of 2013 as compared to 2012, excluding Transitional Schools.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to the prior year quarter is primarily driven by lower academic costs, most notably bookstore and faculty costs as a result of lower student population across all of our domestic institutions. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. As a percentage of revenue, educational services and facilities expense increased as compared to the prior year quarter primarily due to fixed costs, including occupancy costs and certain academic expenses, remaining relatively flat as compared to the prior year quarter.

General and Administrative Expense

The decline in general and administrative expense as compared to the prior year quarter is mainly due to lower admissions and bad debt expenses, which are partially offset by higher administrative expense. The prior year administrative expense included a $19.0 million insurance recovery recorded within Corporate and Other related to the settlement of claims under certain insurance policies. Excluding the impact of the prior year insurance recovery, administrative expense decreased primarily as a result of the reduction in force carried out in the fourth quarter of 2012 to reorganize our campus and corporate functions to common operating structures and to better align with the current student population. Admissions costs decreased primarily in salary related expenses due to cost reductions made in response to decreasing enrollments.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2013 and 2012 was as follows:

	For the Quarter Ended March 31,
	2013	As a % of Segment Revenue	2012	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense:
CTU	$2,014	2.2%	$1,954	2.0%
AIU	1,620	2.4%	2,241	2.5%

Total University Schools	3,634	2.3%	4,195	2.3%
Health Education	404	1.1%	395	0.7%
Culinary Arts	1,758	3.8%	2,086	3.3%
Design & Technology	525	1.7%	776	1.9%

Total Career Schools	2,687	2.4%	3,257	2.1%
International	470	0.9%	442	1.0%
Corporate and Other	(718)	NM	(457)	NM

Subtotal	6,073	1.9%	7,437	1.9%
Transitional Schools	600	3.0%	1,533	3.4%

Total	$6,673	2.0%	$8,970	2.1%

Operating (Loss) Income

The operating loss reported for the current quarter resulted from the decline in revenues across all of our domestic segments which was only partially offset with the decline in operating expenses as we continue to experience the impacts of deleveraging of our business. Initiatives to align expenses with the declining population, changes in marketing strategies and implementation of efficiencies in our support functions continue to partially offset the impact of declining revenues and deleveraging of the business.

(Benefit from) Provision for Income Taxes

The decrease in the effective tax rate for the quarter ended March 31, 2013 as compared to the prior year quarter was primarily due to lower full-year projected results of operations and the relative percentage of operating income that our not-for-profit institutions will contribute to consolidated results. The current quarter tax rate was also impacted by a $2.0 million favorable tax adjustment related to the resolution of various state tax exposures which increased the tax rate benefit by 7.8%. The cumulative effect of foreign and state valuation losses, foreign rate differences and not-for-profit operating income reduced the effective tax rate benefit by 2.4%.

(Loss) Income from Discontinued Operations

The results of operations for campuses that have been taught out or sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations. During the first quarter of 2013 and the fourth quarter of 2012, we completed the teach out of our SBC Hazelwood and LCB Pittsburgh campuses, respectively. All current and prior period financial statements and the related notes herein, including segment reporting, include the results of operations and financial position of these campuses as components of discontinued operations. See Note 5 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited segment results for the periods presented. Results for the prior year quarter have been reclassified to be comparable to the current year presentation.

	For the Quarter Ended March 31,
	(Dollars in thousands)
	REVENUE			OPERATING (LOSS) INCOME		OPERATING MARGIN (LOSS)
	2013	2012	% Change	2013	2012	2013	2012
CTU	$90,209	$96,329	-6.4%	$15,912	$19,079	17.6%	19.8%
AIU	66,299	88,940	-25.5%	3,146	14,661	4.7%	16.5%

Total University Schools	156,508	185,269	-15.5%	19,058	33,740	12.2%	18.2%

Health Education	38,021	54,092	-29.7%	(11,310)	(1,672)	-29.7%	-3.1%
Culinary Arts	45,938	62,838	-26.9%	(12,137)	1,266	-26.4%	2.0%
Design & Technology	30,289	41,801	-27.5%	(7,156)	334	-23.6%	0.8%

Total Career Schools	114,248	158,731	-28.0%	(30,603)	(72)	-26.8%	0.0%

International	49,677	42,829	16.0%	13,480	13,125	27.1%	30.6%
Corporate and Other	—	14	NM	(6,368)	12,582	NM	NM

Subtotal	320,433	386,843	-17.2%	(4,433)	59,375	-1.4%	15.3%
Transitional Schools	20,050	44,521	-55.0%	(13,668)	(11,519)	-68.2%	-25.9%

Total	$340,483	$431,364	-21.1%	$(18,101)	$47,856	-5.3%	11.1%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Quarter Ended March 31,			As of March 31,
	2013	2012	% Change	2013	2012	% Change
CTU	4,520	5,670	-20%	21,500	23,500	-9%
AIU	4,610	6,640	-31%	15,500	18,900	-18%

Total University Schools	9,130	12,310	-26%	37,000	42,400	-13%

Health Education	2,780	3,160	-12%	9,500	13,600	-30%
Culinary Arts	2,810	3,160	-11%	8,600	12,500	-31%
Design & Technology	980	1,080	-9%	5,600	7,800	-28%

Total Career Schools	6,570	7,400	-11%	23,700	33,900	-30%

International (1) (2)	1,080	740	46%	10,000	8,000	25%

Subtotal	16,780	20,450	-18%	70,700	84,300	-16%
Transitional Schools (3)	70	2,630	NM	4,300	11,100	-61%

Total	16,850	23,080	-27%	75,000	95,400	-21%

(1)	The first quarter of 2013 was favorably impacted when compared to the prior year quarter due to the timing of the program offerings in the first quarter of 2013 versus the prior year. Excluding the impact of these items, the change in new student starts for International would have been 22%.
(2)	Student population as of March 31, 2013 includes approximately 900 students enrolled in the International schools acquired in the second and fourth quarters of 2012. Excluding the impact of these acquisitions, student population increased 14%.
(3)	Campuses within the Transitional Schools segment no longer enroll new students; students who re-enter after 365 days are reported as new student starts.

Quarter Ended March 31, 2013 as Compared to the Quarter Ended March 31, 2012

University Schools. Current quarter revenue decreased approximately 16% as both AIU and CTU experienced declines in revenue as compared to the prior year quarter. Lower student population at the beginning of the year, coupled with lower new student starts during the current quarter, resulting from the continued decline in new student interest, contributed to this decline. During 2012 and 2013, CTU and AIU had established certain programs to enable students to assess their readiness to commit to enrolling in college-level courses. Excluding the impact of these readiness programs, new student starts for CTU and AIU are 10% and 22% lower in the first quarter of 2013 as compared to 2012, respectively.

Current quarter operating income for the University Schools decreased $14.7 million, or 43.5%, as compared to the prior year quarter driven by the declines in revenue, which were only partially offset by decreases in operating expenses. All expense categories were lower when compared to the prior year quarter, with the exception of advertising expense, as cost reduction efforts were implemented in response to the continued decline in student population. During the first quarter of 2013, CTU continued its brand campaign which contributed to CTU’s $4.2 million increase in advertising expense.

Career Schools. Current quarter revenue decreased $44.5 million, or 28%, as Health Education, Design & Technology and Culinary Arts each experienced declines in revenue as compared to the prior year quarter. The decrease in revenue is primarily due to a lower student population at the beginning of the year as well as new student starts being approximately 11% lower than the prior year quarter.

The current quarter operating loss of $30.6 million for Career Schools is driven by the decline in revenue, which is partially offset by decreases in operating expenses. Certain expenses, including academics and admissions expenses decreased as compared to the prior year quarter, primarily due to the reduction in force which occurred in the fourth quarter of 2012 to reorganize our campus and corporate functions to common operating structures across our ground campuses.

International. Current quarter revenue increased $6.8 million, or 16.0%, as compared to the prior year quarter. Approximately $3.7 million of this increase resulted from the two acquisitions we made in April and December, 2012. The remaining increase in revenue is due to higher new student starts and student population.

Operating income remained relatively flat as compared to the prior year quarter. Higher operating expenses, primarily academic, occupancy, and administrative costs, drove the decrease in operating margin by approximately 350 basis points from the prior year quarter. The increase in academic expense resulted from the acquisitions in the prior year as well as the continued investment at certain institutions within INSEEC Group as it prepares to seek internationally recognized programmatic accreditation. The increase in student population drove the increase in occupancy costs, as compared to the prior year, due to the expansion of facilities to accommodate the growing student population.

Transitional Schools. This segment includes our campuses that are currently being taught out. Current quarter revenue declined 55.0% as compared to the prior year quarter due to the campuses no longer enrolling students. We expect revenue to continue to decline as compared to the prior year as campuses continue to wind down their operations. We anticipate that the majority of these campus closures will be completed by the second quarter of 2014.

The operating loss within Transitional Schools increased by $2.1 million as compared to the prior year quarter as the lower revenue exceeded reductions in operating expenses.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs increased $19.0 million as compared to the prior year quarter. The prior year quarter results included an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2013, cash, cash equivalents and short-term investments totaled $299.2 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in a decrease in net cash (used in) provided by operating activities. As we execute on our strategic imperatives, we expect that there will be continued pressure on our domestic operating cash flows in the short term. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Restricted cash balances as of March 31, 2013 approximate $11.4 million and are comprised of $8.9 million of certificates of deposit to provide securitization for the letters of credit and $2.5 million of funds related to a legal matter. In addition, included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents was $79.8 million and $87.2 million at March 31, 2013 and December 31, 2012, respectively. Restrictions on these cash balances have not affected, nor do we believe will affect, our ability to fund our daily operations.

As of March 31, 2013 and December 31, 2012, our foreign subsidiaries, including our not-for-profit schools, held cash and cash equivalents and short-term investments of approximately $114.2 million and $128.6 million, respectively. We have not provided for additional U.S. income taxes on approximately $130.6 million of foreign subsidiary earnings as these earnings are considered permanently invested in those businesses as of March 31, 2013. Such earnings could become taxable upon sale, conversion or liquidation of these non-U.S. subsidiaries, upon dividend repatriation of cash balances or upon a change in management’s intent to consider these earnings permanently invested. We currently have no plans to repatriate additional cash and cash equivalents and short-term investments held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents and short term investments to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these foreign operations. Further, we do not currently forecast a need for these funds in the United States because the Company’s U.S. operations are supported by the cash generated by its U.S. operations and existing domestic cash balances. At March 31, 2013, approximately $173.6 million of our unrestricted cash and cash equivalents and short term investments were held by our U.S. operations.

Currently, we would only plan on repatriating part or all of the remaining foreign cash when it would be tax efficient through the utilization of foreign tax credits, when earnings qualify as previously taxed income, upon material changes in U.S. or foreign tax laws related to repatriation, upon divestiture of the related asset, or in the event of a material domestic capital requirement.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds would have a significant impact on our operations and our financial condition. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Sources and Uses of Cash

Operating Cash Flows

During the quarter ended March 31, 2013, net cash flows used in operating activities totaled $14.2 million. During the quarter ended March 31, 2012, net cash flows provided by operating activities totaled $17.4 million.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2013 and 2012, approximately 78% and 81%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid And Related Federal Regulation” in Item 1, “Business,” in our Annual Report on Form 10-K for the year Ended December 31, 2012.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state and local governments for income and other taxes.

During the first quarter of 2013, we recorded a loss on pending sale of AIU London of $6.7 million. Included in the loss on pending sale was $3.3 million relating to the cumulative translation loss resulting from the effects of foreign currency on AIU London’s balance sheet.

Investing Cash Flows

During the quarters ended March 31, 2013 and 2012, net cash flows used in investing activities totaled $6.1 million and $12.2 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $0.1 million net cash outflow and a $0.1 million net cash inflow during the quarters ended March 31, 2013 and 2012, respectively.

Capital Expenditures. Capital expenditures decreased to $4.1 million for the quarter ended March 31, 2013 as compared to $12.3 million for the quarter ended March 31, 2012. Capital expenditures represented 1.2% and 2.8% of total revenue of continuing and discontinued operations during the quarters ended March 31, 2013 and 2012, respectively.

Payments of Cash upon Sale of Business. In conjunction with the sale of AIU London, we paid $1.9 million in cash to the buyer in consideration of negative working capital.

Financing Cash Flows

During the quarter ended March 31, 2013, net cash flows provided by financing activities approximated $6.7 million. During the quarter ended March 31, 2012, net cash flows used in financing activities totaled $60.1 million.

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

We borrowed the maximum amount of $80.0 million under the Credit Agreement in December 2012 and repaid this amount in full during the first quarter of 2013.

Restricted Cash. During 2012, we established restricted cash balances of approximately $97.9 million, of which $88.0 million represented the 110% cash collateral for the loan secured under our Credit Agreement that was entered into during the fourth quarter of 2012. In the first quarter of 2013, we repaid the revolving credit facility thereby releasing the $88.0 million of restricted cash.

Repurchases of Stock. During the first quarter of 2013, we did not repurchase any shares of our common stock. During the first quarter of 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. Repurchases of stock in 2012 were funded by cash generated from operating activities.

Contractual Obligations

As of March 31, 2013 there were no significant changes to our contractual obligations from December 31, 2012. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year. We classify our investment in ARS on our unaudited consolidated balance sheets within other non-current assets. An auction can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which an auction has failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the securities, or it matures. As of March 31, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within accumulated other comprehensive loss on our unaudited consolidated balance sheet of approximately $0.5 million as of March 31, 2013. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our Credit Agreement bear annual interest at fluctuating rates as determined by the Base Loan Rate or the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of March 31, 2013, we had no outstanding borrowings under this agreement.

Our financial instruments are recorded at their fair values as of March 31, 2013 and December 31, 2012. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

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

As a percentage of total continuing operations for the quarter ended March 31, 2013, our international operations represented approximately 15% of revenue and contributed $13.5 million of operating income. Total assets of our international operations represent 27% of total consolidated assets as of March 31, 2013. Our current quarter results included a favorable impact of foreign currency exchanges rates of $0.3 million and $0.1 million related to revenue and operating income, respectively, versus the prior year quarter.

As our international operations contribute a larger percentage to our consolidated results of operations, our exposure to foreign currency exchange rate fluctuations will increase.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange

Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 28, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2012				$183,296,772
January 1, 2013—January 31, 2013	—	$—	—	183,296,772
February 1, 2013—February 28, 2013	—	—	—	183,296,772
March 1, 2013—March 31, 2013	155,222	2.92	—	183,296,772

Total	155,222		—

(1)	Includes 155,222 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares and restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of March 31, 2013, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 6, 2013	By:	/S/ SCOTT W. STEFFEY
Scott W. Steffey President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2013	By:	/S/ COLLEEN M. O’SULLIVAN
Colleen M. O’Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

*10.1	Form of Cash-Settled Restricted Stock Unit Agreement under the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) (Time-Based) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2013)

*10.2	Form of 2013 Performance Unit Agreement under the 2008 Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2013)

*10.3	Form of Non-Qualified Stock Option Agreement under the 2008 Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 8, 2013)

*10.4	Form of Restricted Stock Unit Agreement under the 2008 Plan (Time-Based) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 8, 2013)

*10.5	Non-Qualified Stock Option Agreement dated March 4, 2013 between Career Education Corporation and Steven H. Lesnik (Time-Based) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 8, 2013)

*10.6	Cash-Settled Restricted Stock Unit Agreement dated March 4, 2013 between Career Education Corporation and Steven H. Lesnik (Performance-Based) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on March 8, 2013)

*10.7	Letter Agreement between Career Education Corporation and Steve Lesnik dated February 26, 2013 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2012)

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes -Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes -Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes -Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes -Oxley Act of 2002.

+101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the SEC on May 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (iv) Notes to Unaudited Consolidated Financial Statements .

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+	Filed herewith