Form 10-Q
period 2013-06-30
CAREER EDUCATION CORP
filed 2013-08-07
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 31, 2013: 67,084,817

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$165,921	$240,559
Restricted cash	11,966	97,878
Short-term investments	63,947	63,876

Total cash and cash equivalents and short-term investments	241,834	402,313
Student receivables, net of allowance for doubtful accounts of $31,813 and $35,111 as of June 30, 2013 and December 31, 2012, respectively	53,518	68,798
Receivables, other, net	40,453	3,837
Prepaid expenses	96,436	44,297
Inventories	7,690	8,471
Deferred income tax assets, net	7,129	7,095
Other current assets	7,245	4,422
Assets of discontinued operations	3,705	4,328

Total current assets	458,010	543,561

NON-CURRENT ASSETS:
Property and equipment, net	246,008	277,302
Goodwill	132,389	133,025
Intangible assets, net	56,895	61,670
Student receivables, net of allowance for doubtful accounts of $9,177 and $11,982 as of June 30, 2013 and December 31, 2012, respectively	6,029	6,832
Deferred income tax assets, net	47,936	47,707
Other assets, net	28,149	33,280
Assets of discontinued operations	18,772	19,326

TOTAL ASSETS	$994,188	$1,122,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current maturities of capital lease obligations	$—	$80,211
Accounts payable	31,863	38,416
Accrued expenses:
Payroll and related benefits	46,414	46,586
Advertising and production costs	22,630	20,963
Other	83,483	44,585
Deferred tuition revenue	80,945	111,896
Liabilities of discontinued operations	13,522	10,058

Total current liabilities	278,857	352,715

NON-CURRENT LIABILITIES:
Deferred rent obligations	91,415	95,073
Other liabilities	29,331	29,799
Liabilities of discontinued operations	24,844	33,326

Total non-current liabilities	145,590	158,198

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,808,424 and 81,616,987 shares issued, 67,090,083 and 67,069,734 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	818	816
Additional paid-in capital	600,796	596,826
Accumulated other comprehensive loss	(3,712)	(4,785)
Retained earnings	186,328	232,921
Cost of 14,718,341 and 14,547,253 shares in treasury as of June 30, 2013 and December 31, 2012, respectively	(214,489)	(213,988)

Total stockholders’ equity	569,741	611,790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$994,188	$1,122,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2013	2012	2013	2012
REVENUE:
Tuition and registration fees	$289,241	$359,871	$624,292	$779,025
Other	5,606	6,078	10,804	16,555

Total revenue	294,847	365,949	635,096	795,580

OPERATING EXPENSES:
Educational services and facilities	121,353	143,120	253,724	292,997
General and administrative	214,170	223,200	420,184	435,016
Depreciation and amortization	18,884	19,503	37,946	39,144
Goodwill and asset impairment	3,966	85,381	4,123	85,464

Total operating expenses	358,373	471,204	715,977	852,621

Operating loss	(63,526)	(105,255)	(80,881)	(57,041)

OTHER INCOME (EXPENSE):
Interest income	772	470	1,027	740
Interest expense	(213)	(28)	(919)	(65)
Loss on sale of business	(222)	—	(6,934)	—
Miscellaneous income (expense)	27	(77)	(439)	(77)

Total other income (expense)	364	365	(7,265)	598

PRETAX LOSS	(63,162)	(104,890)	(88,146)	(56,443)
Benefit from income taxes	(33,274)	(19,027)	(44,240)	(11,930)

LOSS FROM CONTINUING OPERATIONS	(29,888)	(85,863)	(43,906)	(44,513)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,502)	(14,371)	(2,687)	(3,645)

NET LOSS	(31,390)	(100,234)	(46,593)	(48,158)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	2,811	(9,736)	1,068	(4,296)
Unrealized gains (losses) on investments	4	(108)	5	(120)

Total other comprehensive income (loss)	2,815	(9,844)	1,073	(4,416)

COMPREHENSIVE LOSS	$(28,575)	$(110,078)	$(45,520)	$(52,574)

NET LOSS PER SHARE—BASIC and DILUTED:
Loss from continuing operations	$(0.45)	$(1.30)	$(0.66)	$(0.67)
Loss from discontinued operations	(0.02)	(0.22)	(0.04)	(0.05)

Net loss per share	$(0.47)	$(1.52)	$(0.70)	$(0.72)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	66,751	66,034	66,585	66,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,593)	$(48,158)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and asset impairment	4,123	85,661
Depreciation and amortization expense	38,235	40,126
Bad debt expense	14,042	17,779
Compensation expense related to share-based awards	3,406	5,735
Loss on sale of business	6,934	—
Loss on disposition of property and equipment	103	287
Changes in operating assets and liabilities	(87,225)	(84,853)

Net cash (used in) provided by operating activities	(66,975)	16,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(34,570)	(108,198)
Sales of available-for-sale investments	34,485	108,188
Purchases of property and equipment	(10,005)	(19,990)
Payments of cash upon sale of business	(2,525)	—
Business acquisition, net of acquired cash	—	(2,873)
Other	9	(120)

Net cash used in investing activities	(12,606)	(22,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(56,431)
Issuance of common stock	565	883
Payments of contingent consideration	—	(5,818)
Payment on borrowings	(80,000)	—
Change in restricted cash	85,912	—
Payments of assumed loans upon business acquisition	—	(318)
Payments of capital lease obligations	(210)	(641)

Net cash provided by (used in) financing activities	6,267	(62,325)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(1,381)	(2,539)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,695)	(71,280)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	63	—
Less: Cash balance of discontinued operations, end of the period	6	35
CASH AND CASH EQUIVALENTS, beginning of the period	240,559	280,592

CASH AND CASH EQUIVALENTS, end of the period	$165,921	$209,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States, and in France and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

We are an industry leader whose institutions are recognized globally. Those institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools; International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges (“SBI” and “SBC”, respectively). Through our schools, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

For more information, see our website at www.careered.com. The website includes a detailed listing of individual campus locations and web links to our colleges, schools and universities.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” refer to an individual, branded, proprietary educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All intercompany transactions and balances have been eliminated.

We organize our business across seven reporting segments: CTU, AIU (comprises University Schools); Health Education, Culinary Arts, Design & Technology (comprises Career Schools); International; and Transitional Schools. The campuses included within the Transitional Schools segment employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for campuses within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As campuses within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. During the quarter ended June 30, 2013, we completed the teach-out of SBI Landover. Accordingly, the results of operations for this campus are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

As of April 1, 2013, we completed the sale of our AIU campus in London, England. AIU London is considered to be part of the AIU asset group and as such the sale has been reported within continuing operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 – Presentation of Financial Statements. AIU London met the criteria of an asset held for sale under FASB ASC Topic 360 – Property, Plant and Equipment and accordingly, we recorded this asset at fair market value less costs to sell as of March 31, 2013. We received no consideration for the sale of AIU London resulting in a fair market value of zero and recorded a loss of $6.7 million on the sale during the first quarter of 2013 and $0.2 million during the second quarter of 2013 for additional expenses related to the sale. This loss is reported within other income (expense) on our unaudited consolidated statements of loss and comprehensive loss. The terms of the sales agreement provided that we make payments to the buyer in consideration of negative working capital and obligate us to make payments to offset future rent payments made by the buyer related to leases assigned to the buyer; accordingly, these amounts were included in the loss calculation. Also included in the loss on the sale was approximately $3.3 million of expense related to the cumulative translation loss resulting from the effects of foreign currency on AIU London’s balance sheet as of the date of sale. This loss had previously been recorded within accumulated other comprehensive loss as a component of stockholders’ equity.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 provides guidance on releasing cumulative translation adjustments (“CTA”) when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, and also provides guidance on releasing CTA in partial sales of equity method investments and in step acquisitions. For public entities, ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. If early adoption is elected, the guidance in this ASU should be applied as of the beginning of the entity’s fiscal year of adoption. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operation and disclosures.

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

5. DISCONTINUED OPERATIONS

As of June 30, 2013, the results of operations for campuses that have ceased operations or were sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2013	2012	2013	2012
Revenue	$51	$3,017	$313	$7,528

Loss before income tax	$(2,425)	$(3,624)	$(4,297)	$(5,818)
Income tax (benefit) provision (1)	(923)	10,747	(1,610)	(2,173)

Loss from discontinued operations, net of tax	$(1,502)	$(14,371)	$(2,687)	$(3,645)

(1)	Amount represents the difference between total consolidated income tax benefit, calculated by applying the estimated full-year consolidated effective tax rate to losses reported for the period, and the income tax benefit from continuing operations, calculated by applying the estimated full-year effective tax rate for continuing operations to pretax loss from continuing operations for the period.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of June 30, 2013 and December 31, 2012 include the following (dollars in thousands):

	June 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$6	$63
Receivables, net	202	571
Other current assets	50	247
Deferred income tax assets	3,447	3,447

Total current assets	3,705	4,328
Non-current assets:
Property and equipment, net	6	276
Deferred income tax assets	17,446	17,446
Other assets, net	1,320	1,604

Total assets of discontinued operations	$22,477	$23,654

Liabilities:
Current liabilities:
Accounts payable	$65	$32
Accrued expenses	443	710
Deferred tuition revenue	—	142
Remaining lease obligations	13,014	9,174

Total current liabilities	13,522	10,058
Non-current liabilities:
Remaining lease obligations	24,646	33,103
Other	198	223

Total liabilities of discontinued operations	$38,366	$43,384

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for the quarters and years to date ended June 30, 2013 and 2012, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended June 30, 2013	$39,948	$1,148	$(3,396)	$(40)	$37,660

For the quarter ended June 30, 2012	$43,644	$444	$(2,876)	$—	$41,212

For the year to date ended June 30, 2013	$42,277	$846	$(5,412)	$(51)	$37,660

For the year to date ended June 30, 2012	$45,961	$739	$(5,488)	$—	$41,212

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents from our continuing operations consist of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Cash	$85,781	$136,783
Money market funds	80,140	103,776

Cash and cash equivalents, unrestricted	165,921	240,559

Restricted cash	11,966	97,878

Total cash and cash equivalents	$177,887	$338,437

Included in cash and cash equivalents, unrestricted within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that operate as not-for-profit schools. The cash and cash equivalents related to these schools require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents was $72.5 million and $87.2 million at June 30, 2013 and December 31, 2012, respectively.

Restricted cash balances as of June 30, 2013 and December 31, 2012 are comprised of (dollars in thousands):

	June 30, 2013	December 31, 2012
Cash collateral for amounts under:
Credit Agreement	$—	$88,000
Letters of credit	11,966	7,376
Funds restricted for legal matter	—	2,502

Total restricted cash	$11,966	$97,878

Investments from our continuing operations consist of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury Bills	$63,953	$4	$(10)	$63,947
Long-term investments (available for sale):
Municipal bond	7,850	—	(468)	$7,382

Total investments (available for sale)	$71,803	$4	$(478)	$71,329

	December 31, 2012
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury Bills	$63,879	$4	$(7)	$63,876
Long-term investments (available for sale):
Municipal bond	7,850	—	(468)	7,382

Total investments (available for sale)	$71,729	$4	$(475)	$71,258

In the table above, unrealized holding losses as of June 30, 2013 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes an unrealized holding loss, greater than one year, that relates to our long-term investment in a municipal bond, which is an auction rate security (“ARS”). When evaluating our investment for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The unrealized loss attributable to our municipal bond at June 30, 2013 is attributable to the continued lack of activity in the ARS market, exposing this investment to liquidity risk.

Our municipal bond is comprised of debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of June 30, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of June 30, 2013 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

As of June 30, 2013, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of June 30, 2013, our investment in a municipal bond is classified as available-for-sale and reflected at fair value. The auction event for this investment has failed for over three years. The fair value of this security is estimated utilizing a discounted cash flow analysis as of June 30, 2013. This analysis considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. This security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 at June 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$63,947	$—	$—	$63,947
Municipal bond	—	—	7,382	7,382

Totals	$63,947	$—	$7,382	$71,329

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$63,876	$—	$—	$63,876
Municipal bond	—	—	7,382	7,382

Totals	$63,876	$—	$7,382	$71,258

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended June 30, 2013 (dollars in thousands):

Balance at December 31, 2012	$7,382
Unrealized gain (loss)	—

Balance at June 30, 2013	$7,382

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

We may prepay amounts outstanding under, or terminate, the Credit Agreement upon three or five business days’ prior notice, respectively, in each case without premium or penalty. The Credit Agreement contains customary affirmative, negative and financial maintenance covenants, including limits on capital expenditures and a requirement to maintain a minimum of $75.0 million in cash and cash equivalents in domestic accounts at all times. The loans under the Credit Agreement are secured by 110% cash collateral. The agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default, including rights to accelerate the debt and rights to realize upon the collateral securing the obligations under the Credit Agreement. As of June 30, 2013, there were no outstanding borrowings under the Credit Agreement.

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

As of June 30, 2013 and December 31, 2012, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $6.0 million and $6.8 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended June 30, 2013	$41,783	$7,337	$(8,130)	$40,990

For the quarter ended June 30, 2012	$58,457	$8,121	$(13,801)	$52,777

For the year to date ended June 30, 2013	$47,093	$13,995	$(20,098)	$40,990

For the year to date ended June 30, 2012	$63,317	$17,017	$(27,557)	$52,777

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.2 million for both of the quarters ended June 30, 2013 and 2012 and $4.9 million and $5.0 million for the years to date ended June 30, 2013 and 2012, respectively.

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

8. INTANGIBLE ASSETS

During the second quarter of 2013, in conjunction with the quarterly review process, we concluded that certain indicators, including variation from previously projected revenue results, existed to suggest the Le Cordon Bleu and Sanford-Brown trade names were at risk of their carrying values exceeding their respective fair values as of June 30, 2013. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

We calculate the fair value of each of our trade names in accordance with FASB ASC Topic 820 – Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The determination of estimated fair value for trade names requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 as defined in FASB ASC Topic 820. The assumptions utilized in determining the fair values of the Le Cordon Bleu and Sanford-Brown trade names included utilizing projected revenue growth rates, discount rates of approximately 30%, a royalty rate of 5% and 1% for the Le Cordon Bleu and Sanford-Brown trade names, respectively, and terminal growth rates of approximately 3%. As a result of our assessment, we recorded $2.3 million and $1.7 million of trade name impairment charges for Le Cordon Bleu and Sanford-Brown, respectively, resulting in remaining fair values of $38.0 million and $3.9 million, as of June 30, 2013 for these trade names, respectively. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. However, for sensitivity purposes, and with all other inputs remaining equal, a 0.5% change in the royalty rates assumed in the calculation for these trade names would result in a change in the fair values of approximately $5.2 million. A 1% change in the discount rates utilized in the calculation for these trade names would result in a change in the fair values of approximately $0.8 million. We continue to monitor the operating results and revenue projections related to our trade names on a quarterly basis for signs of possible further declines in estimated fair value and trade name impairment.

9. RESTRUCTURING CHARGES

During the second quarter of 2013, we carried out a reduction in force related to the continued reorganization of our corporate and campus functions to better align with the current student population. As a result of these actions, we recorded $2.5 million in severance and related costs during the second quarter of 2013.

During 2012, we made the decision to teach out a number of campuses, meaning gradually close the campuses through an orderly process. We anticipate that a majority of these campus closures will be completed by the second quarter of 2014. Additionally, during the fourth quarter of 2012, we made the decision to carry out a reduction in force as we reorganize our campus and corporate functions to common operating structures across our ground campuses, most notably within our Career Schools, as well as to better align with the current student population.

The following table details the changes in our accrual for severance and related costs related to all of these restructuring events for our continuing operations during the year to date ended June 30, 2013 (dollars in thousands):

Balance as of December 31, 2012	$10,234
Severance & related charges	2,864
Payments (1)	(5,603)
Non-cash adjustments (2)	(116)

Balance as of June 30, 2013	$7,379

(1)	Includes payments related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $5.5 million and $7.5 million as of June 30, 2013 and December 31, 2012, respectively, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $1.9 million and $2.7 million, respectively, is recorded within other non-current liabilities on our unaudited consolidated balance sheets. In addition, as of June 30, 2013 and December 31, 2012, we have accrued approximately $1.5 million and $0.3 million, respectively, related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained.

In addition to the charges detailed above, a number of these campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2021. The total gross remaining lease obligations for these campuses once they complete the close process is expected to approximate $77.0 million, which includes amounts for base rent and estimated expenses for certain occupancy charges such as common area maintenance. At the time each campus completes the close process, a charge will be recorded representing the net present value of the remaining lease obligation reduced by an estimated amount for sublease income. The final amount related to each campus will be finalized at each campus closure date.

10. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $49.4 million and $6.5 million at June 30, 2013 and December 31, 2012, respectively, is presented within other current liabilities on our unaudited consolidated balance sheets. The increase in the accrual as of June 30, 2013 is primarily related to probable settlements reached in the New York Attorney General, Securities Litigation and Shareholder Derivative Actions and Demands disclosed below. As of June 30, 2013, a receivable of $32.5 million was recorded for insurance recoveries related to these matters and is reflected within other current receivables on our unaudited consolidated balance sheets.

We record a liability when we believe that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in our legal matters that could affect the amount of liability that was previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. We may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (1) if the damages sought are indeterminate; (2) if the proceedings are in early stages; (3) if there is uncertainty as to the outcome of pending appeals, motions, or settlements; (4) if there are significant factual issues to be determined or resolved; and (5) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

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

Securities Litigation

Ross, et al. v. Career Education Corporation, et al. On January 13, 2012, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois, naming the Company and various individuals as defendants and claiming that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning its campuses’ job placement rates and its compliance with accreditation standards. The complaint further claimed that the individual defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons of the Company. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 23, 2012, the Court appointed KBC Asset Management NV, the Oklahoma Police Pension & Retirement Systems, and the Oklahoma Law Enforcement Retirement System, as lead plaintiffs in the action. On May 3, 2012, lead plaintiffs filed a consolidated amended complaint, asserting the same claims alleged in the initial complaint, and naming the Company and two former executive officers as defendants. Lead plaintiffs seek damages on behalf of all persons who purchased the Company’s common stock between February 19, 2009 and November 21, 2011 (the “Class”). On October 30, 2012, the Court ruled on defendants’ motion to dismiss, granting it as to one of the former executive officer defendants and denying it as to the other defendants. On January 28, 2013, defendants filed answers to the consolidated amended complaint. Defendants have denied and continue to deny each and all of the claims and contentions alleged by plaintiffs in the action and all charges of wrongdoing or liability against them.

On June 12, 2013, the parties agreed to settle the litigation, subject to Court approval and settlement of the shareholder derivative actions and subsequent related claims described below (“Proposed Derivative Settlement”). Pursuant to the terms of the agreement, the plaintiff class will receive a total of $27.5 million in consideration of the proposed settlement and for the benefit of the class members participating in the settlement. We believe it is probable that the Company’s directors’ and officers’ liability insurers will pay $22.5 million, $10.0 million of which is to be funded by the terms of the Proposed Derivative Settlement, and therefore recorded a receivable for this amount in the second quarter of 2013. The Company may initially pay the remaining $5.0 million for the benefit of the Class. However, the Company anticipates seeking recovery of the remaining $5.0 million from one of its insurers but has not recorded a receivable for this additional amount as of June 30, 2013. In exchange for the $27.5 million cash consideration, among other things, the lead plaintiffs will dismiss the litigation with prejudice and the parties will release all claims. A status hearing is scheduled for September 3, 2013.

Shareholder Derivative Actions and Demands

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division on behalf of the Company naming the Company’s Board of Directors at that time as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty and abuse of control by the individual defendants in connection with the Company’s alleged ongoing failure to have proper internal controls in place to appropriately determine its campuses’ placement rates or to comply with relevant accreditation standards regarding placement practices and determinations. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On February 10, 2012, defendants filed motions to dismiss or stay the complaint. On August 21, 2012, the Court denied defendants’ motions to dismiss, and granted defendants’ request for a stay. A status hearing is scheduled for September 26, 2013.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants based on allegations similar to those asserted in Bangari, described above, and on defendants’ alleged failure to prevent the Company’s disclosure of allegedly misleading statements relating to placement rates. Plaintiff also asserts a claim of unjust enrichment against certain individual defendants due to their receipt of incentive-based compensation based on allegedly inflated short-term financial performance. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 16, 2012, defendants filed motions to dismiss or stay the complaint. The Court granted the motions to stay pending resolution of the motions to dismiss. On August 13, 2012, the Court denied defendants’ motions to dismiss and ordered the parties to engage in certain preliminary discovery. Defendants filed answers to the complaint on October 22, 2012. A status hearing is scheduled for September 11, 2013.

Alex v. McCullough, et al. On November 5, 2012, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by all of the individual defendants based on allegations similar to those asserted in Bangari and Cook, described above. In addition, in connection with the Company’s reporting of placement rates, plaintiff also asserts violations of Sections 10(b) and 20(a) of the Exchange Act against certain individual defendants. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. A status hearing is scheduled for August 8, 2013.

On May 24, 2013, the Company’s Board of Directors formed a Special Committee for the purpose of conducting an independent inquiry with respect to the Proposed Derivative Settlement. The Board of Directors delegated to the Special Committee the full authority to take such actions as the Special Committee deems appropriate and in the best interests of the Company and its shareholders regarding such Proposed Derivative Settlement.

On June 12, 2013, the parties to the derivative actions described above and subsequent related claims (“Derivative Litigation”) agreed to the Proposed Derivative Settlement, subject to agreement to corporate governance terms and Court approval, pursuant to which the Company’s directors’ and officers’ liability insurers will pay the Company $20.0 million, $10.0 million of which is to be applied to the settlement of the securities litigation described above. With the remaining $10.0 million, the Company will be required to pay any attorneys’ fees and expenses awarded by the Court to plaintiffs’ counsel. Any net recovery from the Proposed Derivative Settlement may be used by the Company for any purpose. In exchange for this cash consideration, among other things, plaintiffs will dismiss the Derivative Litigation with prejudice and the parties will release all claims.

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

On June 3, 2011, the same attorneys representing the class in the Amador action filed a separate complaint in the San Francisco County Superior Court entitled Abarca v. California Culinary Academy, Inc., et al, on behalf of 115 individuals. On June 15, 2011, the same attorneys filed another action in the San Francisco County Superior Court entitled Andrade, et al. v. California Culinary Academy, Inc., et al., on behalf of another 31 individuals. On August 12, 2011, plaintiffs’ counsel filed a third action on behalf of five individuals entitled Aprieto, et al. v. California Culinary Academy. New counsel has substituted in to represent 78 of the individuals and the Court has entered orders allowing class counsel to withdraw from representing the remaining individuals. On January 18, 2013, new counsel filed a complaint entitled Coleman, et al. v. California Culinary Academy on behalf of two individuals. All of the plaintiffs in these four suits are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. None of these four suits are being prosecuted as a class action. They each allege the same claims as were previously alleged in the Amador action, plus claims for breach of contract and violations of the repealed California Education Code. The plaintiffs in these cases seek damages, including consequential damages, punitive damages and attorneys’ fees. All of these cases have been deemed related and transferred to the same judge who handled the Amador case.

Claims by individual plaintiffs who are not represented by counsel have been dismissed. There are 80 plaintiffs who have not settled or dismissed their claims. The Company has filed answers to the complaints filed by the remaining 80 individual plaintiffs.

The Court has set a trial date on certain test cases (8 to 10 plaintiffs) for February 10, 2014. The test cases will be tried to the Court and not to a jury. The parties are engaged in discovery to select the test cases.

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

Enea, et al. v. Career Education Corporation, California Culinary Academy, Inc., SLM Corporation, and Sallie Mae, Inc. Plaintiffs filed this putative class action in the Superior Court State of California, County of San Francisco, on or about June 27, 2013. Plaintiffs allege that CCA materially misrepresented the placement rates of its graduates, falsely stated that admission to the culinary school was competitive and that the school had an excellent reputation among restaurants and other food service providers, represented that the culinary schools were well-regarded institutions producing skilled graduates who employers eagerly hired, and lied by telling students that the school provided graduates with career placement services for life. The plaintiffs or putative class members here co-signed the loans for students to attend CCA, some of whom were Amador class members. Plaintiffs seek restitution, damages, civil penalties, and attorneys’ fees.

Because of the many questions of fact and law that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, as well as on an assessment of the appropriate measure of damages if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

On June 22, 2012, defendants filed motions to compel arbitration of plaintiffs’ claims. On August 10, 2012, the Court granted the motions with respect to approximately 54 plaintiffs. Nine of those individuals have filed arbitration demands before the American Arbitration Association to date. One of those arbitrations has been tried to a final award, seven have settled and one is set for hearing on August 15, 2013.

Defendants issued offers to compromise pursuant to the California Code of Civil Procedure to 1,478 individual plaintiffs, 345 of which were accepted. The total amount that has been or will be paid to eliminate these claims is approximately $2.1 million. This aggregate amount was recorded in the third quarter of 2012 and the majority of the payments were made by September 30, 2012. Due to the addition of 385 new plaintiffs, there are currently approximately 1,052 active plaintiffs in the consolidated action.

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

On October 23, 2012, the Morales plaintiffs filed a First Amended Complaint in which, among other things, they added several additional plaintiffs, including a proposed class representative, and a claim for civil conspiracy. Thus, Morales included causes of action under Florida’s Deceptive and Unfair Trade Practices Act, and for breach of the implied covenant of good faith and fair dealing, unjust enrichment, breach of fiduciary duty, and civil conspiracy. On November 2, 2012, the Court ordered Morales closed, incorporated it into Houck, and ordered that all further pleadings shall be filed in Houck. Plaintiffs filed a Consolidated Amended Class Action Complaint on November 11, 2012, which included all plaintiffs from both Houck and Morales and added a cause of action for violation of the Federal Racketeer Influenced and Corrupt Organizations Act. Defendants subsequently, on November 30, 2012, filed a motion to dismiss, a motion to compel arbitration, and a motion to strike the plaintiffs’ punitive damages claims. On June 28, 2013, the Court granted Defendants’ motion to compel arbitration and stay proceedings and directed the Clerk of Court to administratively close the case pending the outcome of the arbitration proceedings.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because, among other things, our potential liability depends on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

On February 11, 2013, defendants filed a motion to compel arbitration, a motion to dismiss, and a motion to strike plaintiffs’ demand for punitive damages. On June 28, 2013, the Court granted Defendants’ motion to compel arbitration and stay proceedings and directed the Clerk of Court to administratively close the case pending the outcome of the arbitration proceedings.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

On February 11, 2013, defendants filed a motion to compel arbitration, a motion to dismiss, and a motion to strike plaintiffs’ demand for punitive damages. On June 28, 2013, the Court granted Defendants’ motion to compel arbitration and stay proceedings and directed the Clerk of Court to administratively close the case pending the outcome of the arbitration proceedings.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

The Company has conducted an investigation into the claims by the named plaintiff Keith Stafford and believes that the calls placed to the plaintiff did not violate the TCPA. The Company reached an agreement with the named plaintiff to resolve his claims for a de minimis amount and this matter was dismissed with prejudice on July 15, 2013.

False Claims Act

United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs (or “relators”) may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. The lawsuit is currently in the discovery phase. On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remains pending against defendants is based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated, if we were to be found liable. Moreover, the case presents novel legal issues and discovery is in its early stages. Accordingly, we have not recognized any liability associated with this action.

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, we were served with a complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The complaint was originally filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he will receive a portion of the federal government’s recovery. The relator filed an amended complaint on April 12, 2013. The amended complaint alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, we filed a motion to dismiss the case on a variety of grounds. Both the relator and the government have filed briefs in opposition to our motion to dismiss which is currently pending. The Court has set the case for jury trial beginning April 14, 2014.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated, if we were to be found liable. Moreover, the case presents novel legal issues and is in its early stages. Accordingly, we have not recognized any liability associated with this action.

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

On February 27, 2013, defendants filed their answers to the complaint and motion to dismiss the IWPCA Count of the complaint. On June 14, 2013, Plaintiff filed her motion for class certification. Defendants’ response is due August 16, 2013 and plaintiff’s reply is due August 29, 2013.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, as well as on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

Sumrall and Tavares Vickers, et al. v. Career Education Corporation, International Academy of Merchandising & Design, Inc., d/b/a International Academy of Design and Technology and d/b/a IADT-Online. On April 25, 2013, a putative collection action was filed in the United States District Court for the Middle District of Florida. Plaintiffs allege a cause of action under the Fair Labor Standards Act for unpaid overtime. Plaintiffs now allege they were misclassified as exempt employees and denied overtime compensation and/or required to work “off the clock.” The putative class is defined as including all admissions representatives employed by the Company and International Academy of Merchandising & Design, Inc., who worked in excess of forty hours per week from April 25, 2010, to the present. Plaintiffs seek to recover alleged unpaid wages, liquidated damages, prejudgment interest and attorneys’ fees, as well as declaratory relief. On May 30, 2013, defendants filed their answer and affirmative defenses, denying the plaintiffs’ claims.

Because of the many questions of fact and law that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class, as well as on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

State Investigations

The Company received from the Attorney General of the State of New York (“NYAG”) a Subpoena Duces Tecum dated May 17, 2011 (the “Subpoena”), relating to the NYAG’s investigation of whether the Company and certain of its schools have complied with certain New York state consumer protection, securities, finance and other laws. Pursuant to the Subpoena, the NYAG has requested from the Company, and certain of its schools, documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students. The documents and information sought by the NYAG in connection with its investigation cover the time period from May 17, 2005 to the present. As previously disclosed, at the direction of the Company’s Board of Directors, an independent internal investigation was conducted into the determination of placement rates at the Company’s Health Education segment campuses as well as a review of such practices at all of its other domestic campuses. The Company has reported the results of this investigation to the NYAG. The Company continues to cooperate with the NYAG and is engaged in advanced negotiations regarding a settlement of this matter.

For the quarter ended June 30, 2013, the Company recorded a reserve of $10 million in connection with the matters pending before the NYAG based on its assessment that a settlement is probable as the parties have reached a probable agreement regarding the monetary component of a settlement and certain other terms. The $10 million reserve amount reflects the aggregate amount proposed to be paid by the Company into a restitution fund and to the State of New York as penalties, fees, and costs. A final settlement is subject to agreement concerning various injunctive provisions and there can be no assurance that a final settlement with the NYAG will be reached.

The Florida campuses of Sanford-Brown Institute received a notice on November 5, 2010 from the State of Florida Office of the Attorney General (“FL AG”) that it has commenced an investigation into possible unfair and deceptive trade practices at these schools. The notice includes a subpoena to produce documents and detailed information for the time period from January 1, 2007 to the present about a broad spectrum of business practices at such schools. The Florida campuses of Sanford-Brown Institute have responded to the subpoena and continue to cooperate with the Florida Attorney General with a view towards resolving this inquiry as promptly as possible.

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

The Company received from the Department of Justice of the State of Oregon (“OR DOJ”) an Investigative Demand (“ID”) dated January 3, 2012. The ID relates to the OR DOJ’s investigation of whether the Company and AIU operating in Oregon have complied with certain Oregon state consumer protection laws. Pursuant to the ID, the OR DOJ has requested from the Company and AIU documents and detailed information on a broad spectrum of business practices, including such areas as consumer practices, accreditation, advertisements, recruitment, enrollment and admission of students, financial aid, records of discrimination complaints, academic performance, certain degree programs and student disclosures. The documents and information sought by the OR DOJ in connection with its investigation cover the time period from January 1, 2004 to the present. In April 2013, the Company and AIU reached an agreement with the OR DOJ for a de minimis amount and that settlement was filed with the court on May 28, 2013.

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

We cannot predict the scope, duration or outcome of the FL AG, IL AG, and MA AG investigations. At the conclusion of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties and/or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. If any of the foregoing occurs, our business, reputation, financial position, cash flows and results of operations could be materially adversely affected. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

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

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, ED advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication of placement rates or other disclosures to students or prospective students, ED may revoke, limit, suspend or deny the institution’s Title IV eligibility, or impose fines. Any such action would first likely require reasonable prior notice and an opportunity for an administrative hearing (as recently confirmed by the U.S. Court of Appeals for the District of Columbia), and would be subject to appeal.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company has completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of June 30, 2013, the Company has recorded a $0.8 million liability related to this matter.

11. INCOME TAXES

The components of pretax loss from continuing operations for the quarters and years to date ended June 30, 2013 and 2012 are as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2013	2012	2013	2012
U.S.	$(59,094)	$(101,434)	$(92,453)	$(65,240)
Foreign	(4,068)	(3,456)	4,307	8,797

Total	$(63,162)	$(104,890)	$(88,146)	$(56,443)

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income (loss) in each tax jurisdiction in which we operate and the ongoing development of tax planning strategies during the year. In addition, our provision for (benefit from) income taxes can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following is a summary of our income tax benefits and effective tax rates from continuing operations (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2013	2012	2013	2012
Pretax loss	$(63,162)	$(104,890)	$(88,146)	$(56,443)
Benefit from income taxes	$(33,274)	$(19,027)	$(44,240)	$(11,930)
Effective rate	-52.7%	-18.1%	-50.2%	-21.1%

The increase in the effective rate for the quarter and year to date ended June 30, 2013 as compared to the prior year was primarily due to the write-off of nondeductible goodwill in the prior year. The current quarter rate was impacted by a $6.6 million favorable tax adjustment, which is comprised of $9.2 million related to the resolution of various state tax audits and exposures offset by $2.6 million of tax benefits recaptured due to the sale of AIU London. The effect of these discrete items was to increase the effective rate by 10.5%. In addition, the cumulative effect of not-for-profit operating income, state and foreign valuation losses, and foreign rate differences increased the quarter’s effective rate by 1.4%.

The effective rate for the year to date ended June 30, 2013 as compared to the prior year was also impacted by a $2.0 million favorable tax adjustment related to the resolution of various state tax exposures.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $0.9 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2013 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2013, we had accrued $2.9 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

12. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of June 30, 2013, there were approximately 10.2 million shares of common stock available for future share-based awards under the 2008 Plan. This amount does not reflect 4.5 million shares underlying restricted stock units and stock options outstanding as of June 30, 2013, which upon vesting or exercise will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan.

As of June 30, 2013, we estimate that compensation expense of approximately $9.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the year to date ended June 30, 2013 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2012	2,592	$25.96
Granted	1,702	2.53
Exercised	—	—
Forfeited	(140)	6.61
Cancelled	(307)	30.77

Outstanding as of June 30, 2013	3,847	$15.92

Exercisable as of June 30, 2013	2,040	$26.18

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the year to date ended June 30, 2013 (shares and units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2012	854	$24.74	1,144	$8.27	1,998
Granted	—	—	43	2.72	43
Vested	(189)	23.09	(306)	8.62	(495)
Forfeited	(390)	27.30	(199)	8.36	(589)

Outstanding as of June 30, 2013	275	$22.42	682	$7.74	957

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

The following table summarizes information with respect to all cash-settled restricted stock units (units in thousands).

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2012	—
Granted	2,909
Vested	—
Forfeited	(298)

Outstanding as of June 30, 2013	2,611

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock as of June 30, 2013 based upon our stock price as of June 30, 2013. The fair value for our outstanding cash settled restricted stock units was $7.7 million as of June 30, 2013. The liability related to these outstanding units of $0.7 million was based on the number of days lapsed during the service period as of June 30, 2013; of which $0.6 million was recorded during the quarter ended June 30, 2013.

The performance unit awards granted during 2013 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2015. These awards are recorded as liabilities and fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. The fair value of outstanding performance unit awards as of June 30, 2013 was $3.8 million. The liability for the outstanding performance unit awards of $0.2 million was based on the number of days lapsed during the service period as of June 30, 2013; of which $0.1 million was recorded during the quarter ended June 30, 2013.

Stock Appreciation Rights. Stock Appreciation Rights (SAR) allow the recipient to receive stock or cash equal in value to the difference between the exercise price of the SAR and fair market value of our stock on the date of exercise. In the second quarter of 2013, and for the first time since inception of any of our plans, we granted approximately 0.2 million SARs to be settled in cash to our Chief Executive Officer with a grant date fair value of $0.2 million. These SARs vest 25% per year over a four year period beginning on the grant date and expire ten years from the date of grant.

13. WEIGHTED AVERAGE COMMON SHARES

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period.

Due to the fact that we reported a loss from continuing operations for the quarters and years to date ended June 30, 2013 and 2012, respectively, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters and years to date ended June 30, 2013 and 2012, respectively.

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock, we issued approximately 0.2 million and 0.3 million shares for the quarter and year to date ended June 30, 2013, respectively and 0.1 million shares for each of the quarter and year to date ended June 30, 2012 upon the purchase of common stock pursuant to our employee stock purchase plan.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan. The reporting segments are described below.

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

Summary financial information by reporting segment follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue		Operating (Loss) Income
	2013	2012	2013	2012
CTU	$86,887	$91,839	$16,588	$12,181
AIU	59,935	78,841	1,021	6,878

Total University Schools	146,822	170,680	17,609	19,059

Health Education (1)	35,289	45,457	(27,107)	(50,230)
Culinary Arts (2)	44,577	57,895	(17,017)	(3,121)
Design & Technology (3)	27,858	34,724	(7,595)	(45,006)

Total Career Schools	107,724	138,076	(51,719)	(98,357)

International	25,824	21,140	(3,659)	(2,406)
Corporate and Other	—	20	(11,050)	(5,373)

Subtotal	280,370	329,916	(48,819)	(87,077)
Transitional Schools (4)	14,477	36,033	(14,707)	(18,178)

Total	$294,847	$365,949	$(63,526)	$(105,255)

	For the Year to Date Ended June 30,
	Revenue		Operating (Loss) Income
	2013	2012	2013	2012
CTU	$177,096	$188,168	$32,500	$31,260
AIU	126,234	167,781	4,167	21,539

Total University Schools	303,330	355,949	36,667	52,799

Health Education (1)	73,310	99,549	(38,417)	(51,902)
Culinary Arts (2)	90,515	120,733	(29,154)	(1,855)
Design & Technology (3)	58,147	76,525	(14,751)	(44,672)

Total Career Schools	221,972	296,807	(82,322)	(98,429)

International	75,501	63,969	9,821	10,719
Corporate and Other (5)	—	34	(17,418)	7,209

Subtotal	600,803	716,759	(53,252)	(27,702)
Transitional Schools (4)	34,293	78,821	(27,629)	(29,339)

Total	$635,096	$795,580	$(80,881)	$(57,041)

	Total Assets as of (6)
	June 30, 2013	December 31, 2012
CTU	$73,869	$72,554
AIU	59,974	65,092

Total University Schools	133,843	137,646

Health Education	39,109	52,511
Culinary Arts	161,410	173,477
Design & Technology	31,176	30,720

Total Career Schools	231,695	256,708

International	251,750	280,636
Corporate and Other	331,932	385,611

Subtotal	949,220	1,060,601
Transitional Schools	22,491	38,448
Discontinued Operations	22,477	23,654

Total	$994,188	$1,122,703

(1)	The second quarter of 2013 includes $10.0 million related to the probable settlement of a legal matter and a $1.7 million trade name impairment charge. The second quarter of 2012 included a $41.9 million goodwill impairment charge.
(2)	The second quarter of 2013 includes a $2.3 million trade name impairment charge.
(3)	The second quarter of 2012 included a $40.8 million goodwill impairment charge.
(4)	The second quarter of 2012 included a $1.0 million trade name impairment charge, $0.9 million in asset impairment charges recorded as a result of the decision made in the second quarter of 2012 to teach out several schools, and a $0.7 million goodwill impairment charge.
(5)	The operating income for the year to date ended June 30, 2012 included a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies.
(6)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements”, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “project”, “will”, “potential” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

Overview

We are an industry leader whose institutions are recognized globally. Those institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools; International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges (“SBI” and “SBC”, respectively). Through our schools, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2013 Second Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2013 SECOND QUARTER OVERVIEW

During the second quarter of 2013, we continued to see progress against our strategic goals, which include efforts to both right-size and re-engineer our organization to appropriately serve our current and future student populations. We continue to pursue growth initiatives to better align our program offerings and underlying processes to provide our students with the highest level of academic excellence. Challenges continue to face the industry, such as, extended student decision making cycle times, increased competition across the industry, new regulations regarding express written consent of our prospective students and an uncertain regulatory climate. Despite these challenges, we continue to believe that the postsecondary education industry plays a critical role in the overall education market.

For the second quarter of 2013, our revenue declined 19% as compared to the prior year quarter. We reported an operating loss of $63.5 million for the second quarter of 2013 which included a $10.0 million ($0.10 per diluted share) charge related to the probable settlement of a legal matter, $4.0 million ($0.04 per diluted share) of trade name impairment charges related to Le Cordon Bleu and Sanford-Brown and $2.5 million ($0.02 per diluted share) of severance and related costs related to our restructuring and re-engineering initiatives. The operating loss for the quarter ended June 30, 2012 included goodwill and asset impairment charges of $85.4 million ($1.24 per diluted share).

Our new student starts were down 25% as compared to the prior year quarter primarily related to our online institutions within our University segments. However, we are seeing positive signs for new student starts within these institutions beginning in the third quarter of 2013; additionally, our Career Schools have several positive indicators for enrollment progress beginning in the third quarter of 2013. Current year new student starts were negatively impacted by the introduction of our new student readiness programs as well as our 2012 decision to teach out a number of our domestic campuses, whose results are now reflected within Transitional Schools. During 2012 and 2013, we established certain programs to assist students in assessing their readiness to commit to enrolling in college-level courses. The goal of these readiness programs is to identify students who may not be prepared for the rigor of college studies and allow them to leave the institution prior to incurring any debt. Adjusting for the impact of these readiness programs and excluding the impact of our Transitional Schools, new student starts were down 10% as compared to the prior year quarter.

During the quarter we made significant progress in regards to resolving several of our legal matters. We reached a preliminary agreement regarding the monetary component of a settlement with the New York Attorney General’s office which is subject to negotiation of a final agreement including certain injunctive provisions. As a result, we recorded a $10.0 million charge related to this probable settlement in the second quarter of 2013. Additionally, we have agreed to proposed settlements for our securities litigation matter and the shareholder derivative actions, which are subject to negotiation of final agreements and Court approval and which are expected to result in settlement payments of $32.5 million by the Company. The preliminary settlements for the securities and derivative matters are expected to be fully offset with insurance recoveries. We believe that we have established appropriate processes to address the concerns raised in these matters. We remain focused on providing proper quantification of placements as defined by our accreditors and remain committed to assisting graduates in finding employment in today’s job market.

As part of our continued commitment to further strengthening the organization through key leadership roles, Lysa Clemens joined our leadership team as Senior Vice President of Strategic Initiatives. Lysa brings a diverse level of experience within the private education sector and she has assumed leadership of our ongoing re-engineering initiatives and our Transitional Schools segment. Additionally, internal candidates have filled key leadership positions within the Company, including Diane Auer Jones assuming the role of Senior Vice President and Chief External Affairs Officer and Jennifer Campe assuming our open Chief Human Resources Officer position. Both Diane and Jennifer have proven to be outstanding leaders during their tenure at Career Education and we believe their transition will assist in positioning us well for the future.

We identified improving our ability to engage, attract, enroll and retain students as one of our key areas of focus for 2013 and have taken steps during the second quarter of 2013 to make further progress against this goal. To that end, we launched the full-scale rollout of our intellipath adaptive learning platform. We had previously piloted certain adaptive learning courses within our CTU and AIU institutions and based on positive metrics reported by both student and faculty from the pilots, we have implemented this broadly within our University segments. Our Career Schools, starting with Design & Technology, are beginning to pilot the technology in general education courses. We believe this technology will have a positive impact on student learning which we expect will lead to better overall performance for our schools.

As previously disclosed, we are in the process of developing and implementing a business model and cost structure that is aligned with lower student population and the closing of selected campuses across all of our institutions and our corporate support center. We recorded an additional $2.5 million of severance and related costs during the second quarter of 2013 related to our restructuring and re-engineering initiatives. We anticipate additional severance and related expenses up to $2.0 million to be recorded in the balance of 2013 as we finalize our decisions surrounding additional initiatives. As we exit 2013, we expect that approximately 480 positions will have been eliminated from the organization related to our restructuring and re-engineering initiatives during 2013. We remain on track to reduce operating costs by $25.0 million or more in 2013 as a result of the implementation of our right-sizing and re-engineering initiatives.

Our University Schools group, which includes both CTU and AIU, reported operating income of $17.6 million for the second quarter of 2013 while revenue decreased approximately 14% as compared to the prior year quarter. New student starts for these segments declined 26% for the second quarter of 2013 as compared to the prior year quarter and population decreased 13%. As mentioned previously, CTU and AIU had established certain programs to enable students to assess their readiness to commit to enrolling in college-level courses. Excluding the impact of these readiness programs, new student starts for CTU and AIU were down 15% and 8%, respectively, in the second quarter of 2013 as compared to 2012. We believe that the current state of the economy and the uncertainty surrounding job prospects continues to impact many students’ decision to return to school and incur debt. We continue to analyze and implement operational changes to improve our student intake process and we have begun to see some initial positive effects on enrollments (applications) as we enter the third quarter, including an increase in the average number of student enrollments (applications) on a daily basis within both University segments, which we expect will have a positive effect on new student starts. We continue to expect these efforts to positively impact the second half of 2013.

Our Career Schools are showing signs of stabilization. Overall new student starts were down 3% for the second quarter of 2013 as compared to the prior year quarter. New student enrollments (applications), student retention rates and the number of career placements for graduates have increased for Career Schools as compared to the prior year. Additionally, the rate at which we convert prospective students to new student starts showed positive improvements in both our Design & Technology and Culinary Arts segments as compared to the prior year to date. Health Education reported a 5% increase in new student starts for the second quarter of 2013 as compared to the prior year quarter. Student population was down 30% as compared to the prior year quarter. The re-introduction of the Associates program within our Culinary Arts segment has produced positive results and the mix of students entering this program as compared to our Certificate program has continued to increase through the current year to date. We continue to make progress to enhance critical operations and academic processes across Career Schools through focus on new student intake initiatives, new programs and re-engineering efforts.

During the second quarter of 2013, our Career Schools reported a 22% decrease in revenue as compared to the prior year quarter and collectively reported an operating loss of $51.7 million. In connection with our quarterly assessment of indicators of goodwill and asset impairment, we concluded that as of June 30, 2013, there were events or circumstances which occurred during the second quarter which indicated that the fair value of the Le Cordon Bleu and Sanford-Brown trade names could be below their respective carrying values. An interim impairment test was performed for each of these trade names which resulted in noncash charges of $2.3 million and $1.7 million for our Le Cordon Bleu and Sanford-Brown trade names, respectively, being recorded. We continue to monitor the operating results and cash flows of each of our reporting units on a quarterly basis for signs of possible declines in estimated fair value.

With respect to our International operations, revenue increased approximately 22% for the second quarter of 2013 as compared to the prior year quarter. Excluding the impact of acquisitions made during 2012, revenue increased 7% as compared to the prior year quarter. International reported an operating loss of $3.7 million during the second quarter of 2013 primarily due to the students’ typical break from classes during the summer months. We continue to see positive trends within our International segment as a result of new student offerings and the continued strong demand for the degree offerings provided.

Within our Transitional Schools reporting segment, we completed the teach-out of one of our campuses in the second quarter of 2013 and remain on track with the remaining campuses which are in the teach-out process. Our retention rates at these campuses continued to increase as compared to the prior year quarter which demonstrates our commitment to ensuring students are provided with the tools necessary to complete their course of study. Our expectation remains that we will incur operating losses for the campuses within the Transitional Schools segment of between $70 million and $80 million for the year ending December 31, 2013, excluding the impact of remaining lease obligation charges and other unusual items.

As we exit the second quarter of 2013, we continue to focus on our key strategies, including striving for the highest level of academic excellence for the students we serve, creating an environment of utmost professionalism and integrity and improving operational efficiency. Through our right-sizing and re-engineering efforts as well as our continued focus on identifying strategic alternatives, we continue to work to position the Company to return to sustainable growth. Lastly, we continue to evaluate our options to access capital, including working to extend or replace our existing line of credit, examining the valuation or sale of certain assets, assessing our real estate footprint and evaluating our portfolio of campuses.

Regulatory Updates

FCC Rulemaking. Last year the Federal Communication Commission adopted regulations which go into effect on October 16, 2013 and which require all for-profit businesses to obtain the “prior express written consent” of prospective customers/clients/students before using automated dialing technology to call their cell phones. We rely extensively on technology to initiate out-bound calls to prospective students and have been working to adopt new processes and modify our relationship with our marketing partners to comply with these new regulations by the October 16 deadline for compliance. The changes our institutions are adopting to comply with these new regulations are expected to decrease the efficiency of our marketing to prospective students and adversely impact the rate at which prospective students submit information or contact requests.

ABHES. On June 28, 2013, all of our campuses that offer medical assisting programs provided written notification to the Accrediting Bureau of Health Education Schools (“ABHES”) of the decision to voluntarily relinquish programmatic accreditation by ABHES for their medical assisting programs. Each campus continues to have institutional accreditation for the school as a whole, either from the Accrediting Council for Independent Colleges and Schools (“ACICS”) or the Accrediting Commission of Career Schools and Colleges (“ACCSC”), or both, and students continue to have access to federal student aid at all of our campuses. Whenever programmatic accreditation is not required for employment and students are able to sit for at least one recognized certification exam without it, we continually evaluate whether programmatic accreditation brings enough value to our students to merit the staff resources consumed by the accreditation process. We do not expect this decision to materially impact our business and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table (dollars in thousands) below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2013 and 2012. Results for the prior year periods have been reclassified to be comparable to the current year presentation.

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2013	% of Total Revenue	2012	% of Total Revenue	2013	% of Total Revenue	2012	% of Total Revenue
TOTAL REVENUE	$294,847		$365,949		$635,096		$795,580

OPERATING EXPENSES
Educational services and facilities (1)	121,353	41.2%	143,120	39.1%	253,724	40.0%	292,997	36.8%
General and administrative (2)
Advertising	70,474	23.9%	78,280	21.4%	145,156	22.9%	154,486	19.4%
Admissions	35,869	12.2%	45,036	12.3%	74,962	11.8%	93,957	11.8%
Administrative	100,490	34.1%	91,763	25.1%	186,071	29.3%	169,556	21.3%
Bad debt	7,337	2.5%	8,121	2.2%	13,995	2.2%	17,017	2.1%

Total general and administrative expense	214,170	72.6%	223,200	61.0%	420,184	66.2%	435,016	54.7%
Depreciation and amortization	18,884	6.4%	19,503	5.3%	37,946	6.0%	39,144	4.9%
Goodwill and asset impairment	3,966	1.3%	85,381	23.3%	4,123	0.6%	85,464	10.7%

OPERATING LOSS	(63,526)	-21.5%	(105,255)	-28.8%	(80,881)	-12.7%	(57,041)	-7.2%

PRETAX LOSS	(63,162)	-21.4%	(104,890)	-28.7%	(88,146)	-13.9%	(56,443)	-7.1%
BENEFIT FROM INCOME TAXES	(33,274)	-11.3%	(19,027)	-5.2%	(44,240)	-7.0%	(11,930)	-1.5%

Effective tax rate	-52.7%		-18.1%		-50.2%		-21.1%
LOSS FROM CONTINUING OPERATIONS	(29,888)	-10.1%	(85,863)	-23.5%	(43,906)	-6.9%	(44,513)	-5.6%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,502)	-0.5%	(14,371)	-3.9%	(2,687)	-0.4%	(3,645)	-0.5%

NET LOSS	$(31,390)	-10.6%	$(100,234)	-27.4%	$(46,593)	-7.3%	$(48,158)	-6.1%

(1)	Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: salaries and benefits of faculty, academic administrators, and student support personnel, and costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.
(2)	General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

All of our domestic segments reported a decline in revenue as compared to both the prior year quarter and the prior year to date, most notably within AIU, Culinary Arts, Health Education, Design & Technology and Transitional Schools. This decline was driven by approximately 25% fewer students enrolled within our domestic institutions at the beginning of the year and approximately 25% and 26% fewer new student starts for the second quarter of 2013 and year to date 2013, respectively, as compared to the corresponding prior year periods.

Excluding the impact of Transitional Schools which no longer enroll new students, we had approximately 19% fewer new student starts for the second quarter of 2013 and 18% fewer new student starts year to date 2013 when compared to the same periods in 2012. We believe our domestic institutions continue to be negatively impacted by external factors including economic conditions, negative publicity, and extended student decision-making timelines. During 2012 and 2013, we had established certain programs to enable students to assess their readiness to commit to enrolling in college-level courses. Adjusting for the impact of these readiness programs, new student starts are 10% lower in the second quarter of 2013 and 12% lower year to date 2013 as compared to the 2012 periods, excluding Transitional Schools.

Our International segment’s revenue increased $4.7 million and $11.5 million for the quarter and year to date ended June 30, 2013 as compared to the same prior year periods. These results include $0.6 million and $0.9 million in favorable effects of foreign currency exchange rates for the quarter and year to date ended June 30, 2013, respectively.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to both the prior year quarter and prior year to date is primarily driven by lower academic costs, most notably faculty and bookstore costs, as a result of lower student population across all of our domestic institutions. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. As a percentage of revenue, educational services and facilities expense increased as compared to the prior year quarter and year to date primarily due to fixed costs, including occupancy costs and certain academic expenses, remaining relatively flat.

General and Administrative Expense

General and administrative expenses have decreased in both the second quarter of 2013 and year to date 2013 when compared to the same prior year periods, mainly due to lower admissions and advertising expenses which are partially offset by higher administrative expenses. Admission costs have decreased primarily in salary related expenses due to cost reductions made in response to decreasing enrollments. The lower advertising expense is substantially related to the Transitional Schools segment which no longer enrolls new students, being partially offset with increased advertising expense within our Career Schools segments in certain marketing channels to generate additional new student lead volume.

Administrative expense for the second quarter of 2013 includes $10.0 million related to the probable settlement of a legal matter, which is recorded within Health Education. In addition to the impact of this probable settlement, administrative expense increased from the prior year to date as the prior year included a $19.0 million insurance recovery, recorded within Corporate and Other, related to the settlement of claims under certain insurance policies. Administrative expenses were also favorably impacted in the current year periods as a result of the reductions in force carried out late 2012 through the current year to date to reorganize our campus and corporate functions to common operating structures and to better align with the current student population. Expense of $2.5 million in severance and related costs was recorded in the second quarter of 2013 related to these actions.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2013 and 2012 was as follows (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2013	% of Segment Revenue	2012	% of Segment Revenue	2013	% of Segment Revenue	2012	% of Segment Revenue
Bad debt expense:
CTU	$2,931	3.4%	$2,217	2.4%	$4,945	2.8%	$4,171	2.2%
AIU	1,414	2.4%	300	0.4%	3,034	2.4%	2,541	1.5%

Total University Schools	4,345	3.0%	2,517	1.5%	7,979	2.6%	6,712	1.9%
Health Education	1,051	3.0%	1,362	3.0%	1,455	2.0%	1,757	1.8%
Culinary Arts	1,378	3.1%	2,248	3.9%	3,136	3.5%	4,334	3.6%
Design & Technology	176	0.6%	422	1.2%	701	1.2%	1,198	1.6%

Total Career Schools	2,605	2.4%	4,032	2.9%	5,292	2.4%	7,289	2.5%
International	223	0.9%	182	0.9%	693	0.9%	624	1.0%
Corporate and Other	(95)	NM	(265)	NM	(813)	NM	(722)	NM

Subtotal	7,078	2.5%	6,466	2.0%	13,151	2.2%	13,903	1.9%
Transitional Schools	259	1.8%	1,655	4.6%	844	2.5%	3,114	4.0%

Total	$7,337	2.5%	$8,121	2.2%	$13,995	2.2%	$17,017	2.1%

Total bad debt expense decreased for the current year quarter and year to date as compared to the corresponding prior year periods primarily as a result of the decreasing student populations within our domestic segments. Bad debt as a percent of total revenue increased slightly for the current year quarter and year to date as compared to the corresponding prior year periods due to an increased amount of in-school payment plans, resulting from an overall reduction in Pell grants available to students as a result of changes in eligibility requirements.

Goodwill and Asset Impairment

During the second quarter of 2013, in conjunction with our quarterly review process, we concluded that certain indicators existed to suggest the Le Cordon Bleu and Sanford-Brown trade names were at risk of their carrying value exceeding their fair value as of June 30, 2013. As a result of our assessment, we recorded a $2.3 million trade name impairment charge for Le Cordon Bleu (Culinary Arts segment) and a $1.7 million trade name impairment charge for Sanford-Brown (Health Education segment). During the second quarter of 2012, we recorded a goodwill impairment charge of $83.4 million ($41.9 million within Health Education, $40.8 million within Design & Technology and $0.7 million within Transitional Schools), a trade name impairment charge of $1.0 million and asset impairment charges of $1.0 million. See Note 8 “Intangible Assets” of the notes to our unaudited consolidated financial statements for additional information.

Operating Loss

The operating loss reported for the quarter and year to date ended June 30, 2013 resulted principally from the decline in revenues across all of our domestic segments which was only partially offset by lower operating expenses. Initiatives to align expenses with the declining population, changes in marketing strategies and implementation of efficiencies in our support functions continue to partially offset the impact of declining revenues and deleveraging of the business. In addition, the $10.0 million probable legal settlement, the $4.0 million trade name impairment charges, and the $2.5 million severance and related costs charge, all recorded in the second quarter of 2013, negatively impacted the quarter and year to date ended June 30, 2013 operating results.

The prior year to date operating loss of $57.0 million includes $85.5 million of goodwill and asset impairment charges primarily recorded in the second quarter of 2012 and an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies recorded in the first quarter of 2012.

Benefit from Income Taxes

The increase in the effective rate for the quarter and year to date ended June 30, 2013 as compared to the prior year was primarily due to the write-off of nondeductible goodwill in the prior year. The current quarter rate was impacted by a $6.6 million favorable tax adjustment, which is comprised of $9.2 million related to the resolution of various state tax audits and exposures offset by $2.6 million of tax benefits recaptured due to the sale of AIU London. The effect of these discrete items was to increase the effective rate by 10.5%. In addition, the cumulative effect of not-for-profit operating income, state and foreign valuation losses, and foreign rate differences increased the effective tax rate benefit by 1.4%. The effective tax rate benefit for the year to date ended June 30, 2013 as compared to the prior year was also impacted by a $2.0 million favorable tax adjustment related to the resolution of various state tax exposures, in addition to the impact of the current quarter items.

Loss from Discontinued Operations

The results of operations for campuses that have been taught out or sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations. During the 2013 quarters ended June 30 and March 31, we completed the teach-out of our SBI Landover and SBC Hazelwood campuses, respectively. All current and prior period financial statements and the related notes herein, including segment reporting, include the results of operations and financial position of these campuses as components of discontinued operations. See Note 5 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands). Results for the prior year periods have been reclassified to be comparable to the current year presentation.

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2013	2012	% Change	2013	2012	% Change
REVENUE:
CTU	$86,887	$91,839	-5.4%	$177,096	$188,168	-5.9%
AIU	59,935	78,841	-24.0%	126,234	167,781	-24.8%

Total University Schools	146,822	170,680	-14.0%	303,330	355,949	-14.8%

Health Education	35,289	45,457	-22.4%	73,310	99,549	-26.4%
Culinary Arts	44,577	57,895	-23.0%	90,515	120,733	-25.0%
Design & Technology	27,858	34,724	-19.8%	58,147	76,525	-24.0%

Total Career Schools	107,724	138,076	-22.0%	221,972	296,807	-25.2%

International	25,824	21,140	22.2%	75,501	63,969	18.0%
Corporate and Other	—	20	NM	—	34	NM

Subtotal	280,370	329,916	-15.0%	600,803	716,759	-16.2%
Transitional Schools	14,477	36,033	-59.8%	34,293	78,821	-56.5%

Total	$294,847	$365,949	-19.4%	$635,096	$795,580	-20.2%

OPERATING (LOSS) INCOME:
CTU	$16,588	$12,181	36.2%	$32,500	$31,260	4.0%
AIU	1,021	6,878	-85.2%	4,167	21,539	-80.7%

Total University Schools	17,609	19,059	-7.6%	36,667	52,799	-30.6%

Health Education	(27,107)	(50,230)	46.0%	(38,417)	(51,902)	26.0%
Culinary Arts	(17,017)	(3,121)	NM	(29,154)	(1,855)	NM
Design & Technology	(7,595)	(45,006)	83.1%	(14,751)	(44,672)	67.0%

Total Career Schools	(51,719)	(98,357)	47.4%	(82,322)	(98,429)	16.4%

International	(3,659)	(2,406)	-52.1%	9,821	10,719	-8.4%
Corporate and Other	(11,050)	(5,373)	NM	(17,418)	7,209	NM

Subtotal	(48,819)	(87,077)	43.9%	(53,252)	(27,702)	-92.2%
Transitional Schools	(14,707)	(18,178)	19.1%	(27,629)	(29,339)	5.8%

Total	$(63,526)	$(105,255)	39.6%	$(80,881)	$(57,041)	-41.8%

OPERTING MARGIN (LOSS):
CTU	19.1%	13.3%		18.4%	16.6%
AIU	1.7%	8.7%		3.3%	12.8%
Total University Schools	12.0%	11.2%		12.1%	14.8%
Health Education	-76.8%	-110.5%		-52.4%	-52.1%
Culinary Arts	-38.2%	-5.4%		-32.2%	-1.5%
Design & Technology	-27.3%	-129.6%		-25.4%	-58.4%
Total Career Schools	-48.0%	-71.2%		-37.1%	-33.2%
International	-14.2%	-11.4%		13.0%	16.8%
Corporate and Other	NM	NM		NM	NM
Subtotal	-17.4%	-26.4%		-8.9%	-3.9%
Transitional Schools	-101.6%	-50.4%		-80.6%	-37.2%
Total	-21.5%	-28.8%		-12.7%	-7.2%

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2013	2012	% Change	2013	2012	% Change
NEW STUDENT STARTS:
CTU	4,410	5,800	-24%	8,930	11,470	-22%
AIU	2,110	3,050	-31%	6,720	9,690	-31%

Total University Schools	6,520	8,850	-26%	15,650	21,160	-26%

Health Education	1,540	1,470	5%	4,320	4,630	-7%
Culinary Arts	2,260	2,410	-6%	5,070	5,570	-9%
Design & Technology	540	610	-11%	1,520	1,690	-10%

Total Career Schools	4,340	4,490	-3%	10,910	11,890	-8%

International	370	510	-27%	1,450	1,250	16%

Subtotal	11,230	13,850	-19%	28,010	34,300	-18%
Transitional Schools (1)	30	1,090	NM	100	3,610	NM

Total	11,260	14,940	-25%	28,110	37,910	-26%

	As of June 30,
	2013	2012	% Change
STUDENT POPULATION
CTU	20,500	22,600	-9%
AIU	11,600	14,500	-20%

Total University Schools	32,100	37,100	-13%

Health Education	7,800	10,200	-24%
Culinary Arts	7,700	12,000	-36%
Design & Technology	4,700	6,600	-29%

Total Career Schools	20,200	28,800	-30%

International	2,400	2,700	-11%

Subtotal	54,700	68,600	-20%
Transitional Schools	2,900	8,300	-65%

Total	57,600	76,900	-25%

(1)	Campuses within the Transitional Schools segment no longer enroll new students; students who re-enter after 365 days are reported as new student starts.

University Schools. Current quarter and year to date revenue decreased approximately 14.0% and 14.8%, respectively, as both AIU and CTU experienced declines in revenue as compared to the prior year periods. Lower student population at the beginning of the year, coupled with lower new student starts throughout 2013, resulting from the continued decline in new student interest, contributed to this decline. During 2012 and 2013, CTU and AIU had established certain programs to enable students to assess their readiness to commit to enrolling in college-level courses. Excluding the impact of these readiness programs, new student starts for CTU and AIU are 15% and 8% lower in the second quarter of 2013 as compared to 2012, respectively, and 12% and 18% lower year to date 2013 as compared to 2012.

Operating income for the second quarter of 2013 for the University Schools decreased $1.5 million, or 7.6%, as compared to the prior year quarter. Current year to date operating income decreased $16.1 million or 30.6% from the prior year. The decreases in operating income are driven by the declines in revenue, which were only partially offset by decreases in operating expenses. Most expense categories were lower when compared to the prior year periods, as cost reduction efforts were implemented in response to the continued decline in student population. Bad debt expense increased for both the current year quarter and year to date due to an increased amount of in-school payment plans within both segments, resulting from an overall reduction in Pell grants available to students as a result of changes in eligibility requirements.

Career Schools. Current quarter and year to date revenue decreased 22.0% and 25.2%, respectively, as Culinary Arts, Design & Technology, and Health Education experienced declines in revenue as compared to the corresponding prior year periods. The decrease in revenue is primarily due to a lower student population at the beginning of the year as well as lower new student starts throughout 2013. Health Education’s new student starts increased 5% during the current year quarter as compared to the prior year quarter as a result of increased lead volume from various marketing channels.

For the second quarter of 2013, Career Schools reported an operating loss of $51.7 million versus a $98.4 million operating loss for the second quarter of 2012. The current year quarter includes $10.0 million related to the probable settlement of a legal matter, a $1.7 million trade name impairment, both recorded within the Health Education segment, and a $2.3 million trade name impairment recorded within the Culinary Arts segment. The prior year quarter included $82.7 million of goodwill impairment charges. Career Schools’ operating losses year to date 2013 and 2012, were $82.3 million and $98.4 million, respectively. Decreases in certain expense categories, including academics and admissions as a result of the reduction in force carried out in 2012 to better align with current student population, were offset with the increase in legal expense as well as increased advertising expenses to assist in generating greater new student interest.

International. Revenue increased $4.7 million and $11.5 million for the quarter and year to date ended June 30, 2013, respectively, as compared to corresponding periods in 2012, of which $0.6 million and $0.9 million are due to the favorable impact of foreign currency exchange rates. Approximately $3.3 million and $7.0 million for the quarter and year to date ended June 30, 2013, respectively, of these increases resulted from two acquisitions made in 2012. The remainder of the increase is related to an increase in average student population for the year to date 2013.

International’s operating loss of $3.7 million for the second quarter of 2013 is principally due to the students’ typical break from classes during the summer months (May/June) which is reflected in the student population as of June 30. This coupled with the continued investment at certain institutions within INSEEC as it prepares to seek internationally recognized programmatic accreditation and increased operational expenses associated with the acquisitions made in the prior year caused the increase in operating loss as compared to the prior year quarter.

Current year to date operating income of $9.8 million remained relatively flat as compared to the prior year. Similar factors associated with the higher operating expenses reported for the current year quarter drove the slight decrease in year to date operating income as compared to the prior year.

Transitional Schools. This segment includes our campuses that are currently being taught out. Current quarter and year to date revenue declined as compared to the prior year periods due to the campuses no longer enrolling students. We expect revenue to continue to decline as compared to the prior year as campuses continue to wind down their operations. We anticipate that the majority of these campus closures will be completed by the second quarter of 2014.

Operating losses are reported for both the quarter and year to date ended 2013 as the lower revenues exceed reductions in operating expenses. Reduced admissions and advertising expenses as a result of discontinuing enrollments, as well as other cost savings actions, have resulted in the operating losses for both the quarter and year to date ended 2013 improving as compared to the prior year periods.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs increased from the prior year quarter primarily due to additional expenses related to the change in leadership, outside services expense associated with our continuing efforts to reorganize our campus and corporate functions to better align with the current student population, and higher unallocated insurance costs. The approximate $24.6 million increase in year to date expenses as compared to the prior year results primarily from the $19.0 million insurance recovery, recorded in 2012, related to the settlement of claims under certain insurance policies and the current year quarter increases.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of June 30, 2013, cash, cash equivalents and short-term investments totaled $241.8 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in a decrease in net cash (used in) provided by operating activities. As we execute on our strategic imperatives, we expect that there will be continued pressure on our domestic operating cash flows in the short term. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Restricted cash balances as of June 30, 2013 approximate $12.0 million and are comprised of certificates of deposit to provide securitization for letters of credit. In addition, included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents was $72.5 million and $87.2 million at June 30, 2013 and December 31, 2012, respectively. Restrictions on these cash balances have not affected, nor do we believe will affect, our ability to fund our daily operations.

As of June 30, 2013 and December 31, 2012, our foreign subsidiaries, including our not-for-profit schools, held cash and cash equivalents and short-term investments of approximately $101.7 million and $128.6 million, respectively. We have not provided for additional U.S. income taxes on approximately $133.7 million of foreign subsidiary earnings as these earnings are considered permanently invested in those businesses as of June 30, 2013. Such earnings could become taxable upon sale, conversion or liquidation of these non-U.S. subsidiaries, upon dividend repatriation of cash balances or upon a change in management’s intent to consider these earnings permanently invested. We currently have no plans to repatriate additional cash and cash equivalents and short-term investments held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents and short term investments to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these foreign operations. Further, we do not currently forecast a need for these funds in the United States because the Company’s U.S. operations are supported by the cash generated by its U.S. operations and existing domestic cash balances. At June 30, 2013, approximately $128.2 million of our unrestricted cash and cash equivalents and short term investments were held by our U.S. operations.

Currently, we would only plan on repatriating part or all of the remaining foreign cash when it would be tax efficient through the utilization of foreign tax credits, when earnings qualify as previously taxed income, upon material changes in U.S. or foreign tax laws related to repatriation, upon divestiture of the related asset, or in the event of a material domestic capital requirement.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 10 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds would have a significant impact on our operations and our financial condition. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

We continue to focus on identifying strategic alternatives which will position CEC for a return to sustainable growth. Along those lines, we are working to extend or replace our existing line of credit, examining the valuation or sale of certain assets, assessing our real estate footprint and evaluating the portfolio of campuses. The decisions we make will be reached by balancing our short-term needs against our long-term strategies to return to growth.

Sources and Uses of Cash

Operating Cash Flows

During the year to date ended June 30, 2013, net cash flows used in operating activities totaled $67.0 million. During the year to date ended June 30, 2012, net cash flows provided by operating activities totaled $16.6 million.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years to date ended June 30, 2013 and 2012, approximately 78% and 81%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid And Related Federal Regulation” in Item 1, “Business”, in our Annual Report on Form 10-K for the year Ended December 31, 2012.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state and local governments for income and other taxes.

During the year to date ended June 30, 2013, we recorded a loss on the sale of AIU London of $6.9 million. Included in the loss on sale was $3.3 million relating to the cumulative translation loss resulting from the effects of foreign currency on AIU London’s balance sheet.

Investing Cash Flows

During the years to date ended June 30, 2013 and 2012, net cash flows used in investing activities totaled $12.6 million and $23.0 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments remained relatively flat during the years to date ended June 30, 2013 and 2012.

Capital Expenditures. Capital expenditures decreased to $10.0 million for the year to date ended June 30, 2013 as compared to $20.0 million for the year to date ended June 30, 2012. Capital expenditures represented 1.6% and 2.5% of total revenue of continuing and discontinued operations during the years to date ended

June 30, 2013 and 2012, respectively. The decrease in capital expenditures as compared to the prior year to date is primarily due to the investment made in 2012 in our IT infrastructure and online student platforms as well as the elimination of capital expenditures at campuses included in our Transitional Schools segment in 2013.

Payments of Cash upon Sale of Business. In conjunction with the sale of AIU London, we paid $2.5 million in cash to the buyer in consideration of negative working capital.

Financing Cash Flows

During the year to date ended June 30, 2013, net cash flows provided by financing activities approximated $6.3 million. During the year to date ended June 30, 2012, net cash flows used in financing activities totaled $62.3 million.

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

We borrowed the maximum amount of $80.0 million under the Credit Agreement in December 2012 and repaid this amount in full during the first quarter of 2013. As of June 30, 2013, we have no borrowings outstanding under this Agreement.

Restricted Cash. During 2012, we established restricted cash balances of approximately $97.9 million, of which $88.0 million represented the 110% cash collateral for the loans secured under our Credit Agreement that was entered into during the fourth quarter of 2012. In the first quarter of 2013, we repaid the revolving credit facility thereby releasing the $88.0 million of restricted cash.

Repurchases of Stock. We did not repurchase any shares of our common stock during the year to date ended June 30, 2013. During the year to date ended June 30, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. Repurchases of stock in 2012 were funded by cash generated from operating activities.

Contractual Obligations

As of June 30, 2013 there were no significant changes to our contractual obligations from December 31, 2012. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – June 30, 2013 compared to December 31, 2012

Selected unaudited consolidated balance sheet account changes from December 31, 2012 to June 30, 2013 were as follows (dollars in thousands):

	As of
	June 30, 2013	December 31, 2012	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents and short-term investments	$241,834	$402,313	-40%
Receivables, other, net	40,453	3,837	NM
Prepaid expenses	96,436	44,297	118%
Other current assets	7,245	4,422	64%

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses, other	83,483	44,585	87%
Deferred tuition revenue	80,945	111,896	-28%

Total cash and cash equivalents and short-term investments: The decrease is primarily driven by the first quarter of 2013 $80.0 million repayment of borrowings under our Credit Agreement and an increase in the net cash used in operating activities as a result of the current year to date operating loss.

Receivables, other, net: The increase is primarily due to an insurance recovery receivable related to the proposed settlement of our Securities and Shareholder Derivative litigations recorded in the second quarter of 2013. See Note 10, “Commitments and Contingencies”.

Prepaid expenses: The increase is mainly due to the year to date income tax benefit.

Other current assets: The increase is primarily as a result of an increase in tenant improvements allowance due from landlords for several campuses.

Accrued expenses, other: The increase is primarily due to $42.5 million of litigation accruals being recorded in the second quarter of 2013. See Note 10, “Commitments and Contingencies”.

Deferred tuition revenue: The decrease is primarily due to the change in student population from December 31, 2012 to June 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year. We classify our investment in ARS on our unaudited consolidated balance sheets within other non-current assets. An auction can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which an auction has failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the securities, or it matures. As of June 30, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within accumulated other comprehensive loss on our unaudited consolidated balance sheet of approximately $0.5 million as of June 30, 2013. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our Credit Agreement bear annual interest at fluctuating rates as determined by the Base Loan Rate or the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of June 30, 2013, we had no outstanding borrowings under this agreement.

Our financial instruments are recorded at their fair values as of June 30, 2013 and December 31, 2012. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro versus the U.S. dollar.

As a percentage of total continuing operations for the year to date ended June 30, 2013, our international operations represented approximately 12% of revenue and contributed $9.8 million of operating income. Total assets of our international operations represent 25% of total consolidated assets as of June 30, 2013. Our current year to date results included a favorable impact of foreign currency exchange rates of $0.9 million and $0.1 million related to revenue and operating income, respectively, versus the prior year to date.

As our international operations contribute a larger percentage to our consolidated results of operations, our exposure to foreign currency exchange rate fluctuations will increase.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of

June 30, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 10 “Commitments and Contingencies” to our unaudited consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 28, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the appointment of Scott W. Steffey as President and Chief Executive Officer, among other things, on April 8, 2013 he was issued 144,628 stock appreciation rights and 104,545 cash-settled restricted stock units (collectively, the “Non-Plan Awards”) outside of the Company’s 2008 Incentive Compensation Plan, as amended (the “2008 Plan”). The terms of the Non-Plan Awards, as well as awards made under the 2008 Plan, are set forth in a Current Report on Form 8-K filed by the Company on April 8, 2013. The Non-Plan Awards were granted in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2012				$183,296,772
January 1, 2013—January 31, 2013	—	$—	—	183,296,772
February 1, 2013—February 28, 2013	—	—	—	183,296,772
March 1, 2013—March 31, 2013	155,423	2.92	—	183,296,772
April 2013—April 30, 2013	—	—	—	183,296,772
May 1, 2013—May 31, 2013	15,429	3.07	—	183,296,772
June 1, 2013—June 30, 2013	236	2.98	—	183,296,772

Total	171,088		—

(1)	Includes 171,088 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares and restricted stock units issued pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of June 30, 2013, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index”, which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 7, 2013	By:	/S/ SCOTT W. STEFFEY
Scott W. Steffey President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	By:	/S/ COLLEEN M. O’SULLIVAN
Colleen M. O’Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

*10.1	Letter Agreement between Career Education Corporation and Scott Steffey dated April 1, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2013).

*10.2	Form of Stock Appreciation Rights Agreement between Career Education Corporation and Scott Steffey pursuant to the Career Education Corporation 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2013).

*10.3	Form of Stock Appreciation Rights Agreement between Career Education Corporation and Scott Steffey (non-plan) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 8, 2013).

*10.4	Form of Cash-Settled Restricted Stock Unit Agreement between Career Education Corporation and Scott Steffey (non-plan) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 8, 2013).

+*10.5	Letter Agreement between Career Education Corporation and Lysa Clemens dated June 11, 2013.

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2013, filed with the SEC on August 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Loss and Comprehensive Loss for the quarter and year to date ended June 30, 2013 and June 30, 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the year to date ended June 30, 2013 and June 30, 2012, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+	Filed herewith.