Form 10-Q
period 2013-09-30
CAREER EDUCATION CORP
filed 2013-11-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 31, 2013: 67,153,597

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$30,924	$112,880
Restricted cash	12,564	97,878
Short-term investments	52,210	63,876

Total cash and cash equivalents and short-term investments	95,698	274,634
Student receivables, net of allowance for doubtful accounts of $23,172 and $28,172 as of September 30, 2013 and December 31, 2012, respectively	41,694	54,935
Receivables, other, net	39,845	2,096
Prepaid expenses	112,836	38,296
Inventories	7,146	8,437
Deferred income tax assets, net	—	7,095
Other current assets	5,885	4,393
Assets of discontinued operations	254,097	153,675

Total current assets	557,201	543,561

NON-CURRENT ASSETS:
Property and equipment, net	202,125	247,976
Goodwill	87,356	87,356
Intangible assets, net	40,387	56,006
Student receivables, net of allowance for doubtful accounts of $8,071 and $11,982 as of September 30, 2013 and December 31, 2012, respectively	5,552	6,832
Deferred income tax assets, net	47,932	47,703
Other assets, net	25,916	30,276
Assets of discontinued operations	18,714	102,993

TOTAL ASSETS	$985,183	$1,122,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$80,000
Accounts payable	33,723	32,094
Accrued expenses:
Payroll and related benefits	37,285	38,772
Advertising and production costs	25,733	20,963
Other	61,383	35,060
Deferred tuition revenue	69,051	69,806
Deferred income tax liabilities, net	32,752	—
Liabilities of discontinued operations	95,975	76,020

Total current liabilities	355,902	352,715

NON-CURRENT LIABILITIES:
Deferred rent obligations	85,805	94,072
Other liabilities	29,794	28,648
Liabilities of discontinued operations	22,555	35,478

Total non-current liabilities	138,154	158,198

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,876,758 and 81,616,987 shares issued, 67,158,417 and 67,069,734 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	819	816
Additional paid-in capital	602,735	596,826
Accumulated other comprehensive income (loss)	2,798	(4,785)
Retained earnings	99,264	232,921
Cost of 14,718,341 and 14,547,253 shares in treasury as of September 30, 2013 and December 31, 2012, respectively	(214,489)	(213,988)

Total stockholders’ equity	491,127	611,790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$985,183	$1,122,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2013	2012	2013	2012
REVENUE:
Tuition and registration fees	$246,777	$309,947	$797,748	$1,025,014
Other	4,536	6,208	13,160	22,752

Total revenue	251,313	316,155	810,908	1,047,766

OPERATING EXPENSES:
Educational services and facilities	100,053	117,929	310,948	375,705
General and administrative	191,301	219,919	591,382	639,280
Depreciation and amortization	17,023	18,749	52,221	55,593
Goodwill and asset impairment	11,585	—	15,708	85,464

Total operating expenses	319,962	356,597	970,259	1,156,042

Operating loss	(68,649)	(40,442)	(159,351)	(108,276)

OTHER (EXPENSE) INCOME:
Interest income	194	319	1,199	953
Interest expense	(209)	(23)	(1,127)	(91)
Loss on sale of business	(39)	—	(6,973)	—
Miscellaneous (expense) income	(62)	74	(17)	7

Total other (expense) income	(116)	370	(6,918)	869

PRETAX LOSS	(68,765)	(40,072)	(166,269)	(107,407)
Benefit from income taxes	(25,333)	(13,925)	(70,145)	(27,959)

LOSS FROM CONTINUING OPERATIONS	(43,432)	(26,147)	(96,124)	(79,448)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(43,632)	(6,999)	(37,533)	(1,856)

NET LOSS	(87,064)	(33,146)	(133,657)	(81,304)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	6,474	743	7,542	(3,553)
Unrealized gains (losses) on investments	36	(206)	41	(326)

Total other comprehensive income (loss)	6,510	537	7,583	(3,879)

COMPREHENSIVE LOSS	$(80,554)	$(32,609)	$(126,074)	$(85,183)

NET LOSS PER SHARE—BASIC and DILUTED:
Loss from continuing operations	$(0.65)	$(0.40)	$(1.44)	$(1.20)
Loss from discontinued operations	(0.65)	(0.10)	(0.56)	(0.03)

Net loss per share	$(1.30)	$(0.50)	$(2.00)	$(1.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	66,849	66,100	66,663	66,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,657)	$(81,304)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and asset impairment	15,708	85,661
Loss on sale of student receivables	—	930
Depreciation and amortization expense	56,619	60,555
Bad debt expense	22,028	28,967
Compensation expense related to share-based awards	5,119	7,302
Loss on sale of business	6,973	—
Loss on disposition of property and equipment	103	293
Changes in operating assets and liabilities	(50,735)	(69,910)

Net cash (used in) provided by operating activities	(77,842)	32,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(40,842)	(117,188)
Sales of available-for-sale investments	52,485	146,873
Purchases of property and equipment	(16,602)	(29,496)
Proceeds on the sale of assets	(2,525)	—
Business acquisition, net of acquired cash	—	(3,094)
Other	31	(1,533)

Net cash used in investing activities	(7,453)	(4,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(56,431)
Issuance of common stock	792	1,262
Payments of assumed loans upon business acquisition	—	(318)
Payments of contingent consideration	—	(5,818)
Payment on borrowings	(80,000)	—
Change in restricted cash	85,314	—
Payments of capital lease obligations	(210)	(741)

Net cash provided by (used in) financing activities	5,896	(62,046)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	1,518	(3,774)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77,881)	(37,764)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	127,742	154,668
Less: Cash balance of discontinued operations, end of the period	131,817	109,683
CASH AND CASH EQUIVALENTS, beginning of the period	112,880	125,924

CASH AND CASH EQUIVALENTS, end of the period	$30,924	$133,145

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All intercompany transactions and balances have been eliminated.

During the third quarter of 2013, we made the decision to commit to a plan to sell our International Schools, which are comprised of the Paris-based INSEEC Group and the International University of Monaco. As a result of the decision to sell our International Schools, the assets and liabilities of the entities to be sold are classified as held for sale within discontinued operations as of September 30, 2013. All prior period financials have been recast to be comparable to the current period.

The results of our International Schools are now reported within discontinued operations due to our decision in the third quarter of 2013 to commit to a plan to sell these assets. We have six remaining reporting segments: CTU, AIU (comprises University Schools); Health Education, Culinary Arts, Design & Technology (comprises Career Schools); and Transitional Schools. The campuses included within the Transitional Schools segment employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The results of operations for campuses within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As campuses within Transitional Schools cease operations, the results of operations for all periods presented will be reflected within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

As of April 1, 2013, we completed the sale of our AIU campus in London, England. AIU London is considered to be part of the AIU asset group and as such the sale has been reported within continuing operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 – Presentation of Financial Statements. We received no consideration for the sale of AIU London resulting in a fair market value of zero and recorded a loss on sale of $7.0 million for the year to date ended September 30, 2013. This loss is reported within other (expense) income on our unaudited consolidated statements of loss and comprehensive loss. The terms of the sales agreement provided that we make payments to the buyer in consideration of negative working capital and obligate us to make payments to offset future rent payments made by the buyer related to leases assigned to the buyer; accordingly, these amounts were included in the loss calculation. Also included in the loss on the sale was approximately $3.3 million of expense related to the cumulative translation loss resulting from the effects of foreign currency on AIU London’s balance sheet as of the date of sale. This loss had previously been recorded within accumulated other comprehensive loss as a component of stockholders’ equity.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU standardizes the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists; it does not require new recurring disclosures. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless specific criteria exist, in which case the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. For public entities, ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; retrospective application is permitted. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operation and disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 provides guidance on releasing cumulative translation adjustments (“CTA”) when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, and also provides guidance on releasing CTA in partial sales of equity method investments and in step acquisitions. For public entities, ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. If early adoption is elected, the guidance in this ASU should be applied as of the beginning of the entity’s fiscal year of adoption. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operation and disclosures.

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

4. DISCONTINUED OPERATIONS

As of September 30, 2013, the results of operations for campuses that are held for sale or that have ceased operations or were sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations.

Assets Held for Sale

During the third quarter of 2013, we made the decision to commit to a plan of sale of our International Schools. Accordingly, the assets and liabilities for these schools are included in the assets and liabilities of discontinued operations on our unaudited consolidated balance sheets and the results of operations are reported within discontinued operations. As we anticipate the sale of these assets to be completed within one year, we have recorded the assets and liabilities related to these schools within current assets and liabilities of discontinued operations as of September 30, 2013.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2013	2012	2013	2012
Revenue	$20,086	$16,602	$95,899	$88,099

Pretax loss	$(7,936)	$(10,541)	$(2,875)	$(5,467)
Income tax provision (benefit) (1)	35,696	(3,542)	34,658	(3,611)

Loss from discontinued operations, net of tax	$(43,632)	$(6,999)	$(37,533)	$(1,856)

(1)	During the third quarter of 2013, we made the decision to commit to a plan to sell our International Schools. Previously, we considered our investment in foreign subsidiaries to be permanent in duration. The decision to sell our foreign subsidiaries triggered the requirement under ASC 740 – Income Taxes to record the tax effect of the difference in basis for financial reporting purposes versus tax reporting. Accordingly, we recorded $39.9 million of income tax expense during the quarter ended September 30, 2013 on the excess basis. This expense was recorded within discontinued operations.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of September 30, 2013 and December 31, 2012 include the following (dollars in thousands):

	September 30, 2013	December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$—	$63
Receivables, net	232	571
Other current assets	50	247
Deferred income tax assets, net	3,447	3,447
Assets held for sale	250,368	149,347

Total current assets	254,097	153,675
Non-current assets:
Property and equipment, net	5	276
Deferred income tax assets	17,446	17,446
Other assets, net	1,263	1,604
Assets held for sale	—	83,667

Total assets of discontinued operations	$272,811	$256,668

Liabilities:
Current liabilities:
Accounts payable	$239	$32
Accrued expenses	143	710
Deferred tuition revenue	—	142
Remaining lease obligations	12,575	9,174
Liabilities held for sale	83,018	65,962

Total current liabilities	95,975	76,020
Non-current liabilities:
Remaining lease obligations	22,354	33,103
Other	201	223
Liabilities held for sale	—	2,152

Total liabilities of discontinued operations	$118,530	$111,498

The major components of assets and liabilities held for sale presented above were (dollars in thousands):

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$131,817	$127,679
Receivables, net	24,768	15,604
Property and equipment, net (1)	32,599	29,326
Goodwill (1)	46,817	45,669
Other intangible assets (1)	5,693	5,664
Other assets, net (1)	8,674	9,072

Total assets held for sale	$250,368	$233,014

Liabilities:
Capital lease obligations	$—	$211
Accounts payable and accrued expenses	23,395	23,661
Deferred revenue	57,453	42,090
Other liabilities (2)	2,170	2,152

Total liabilities held for sale	$83,018	$68,114

(1)	Property and equipment, net, goodwill, other intangible assets and a portion of other assets, net are classified within non-current assets held for sale as of December 31, 2012.
(2)	Other liabilities are classified within non-current liabilities held for sale as of December 31, 2012.

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for the quarters and years to date ended September 30, 2013 and 2012, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended September 30, 2013	$37,660	$214	$(2,945)	$—	$34,929

For the quarter ended September 30, 2012	$41,212	$2,531	$(2,511)	$—	$41,232

For the year to date ended September 30, 2013	$42,277	$1,060	$(8,357)	$(51)	$34,929

For the year to date ended September 30, 2012	$45,961	$3,270	$(7,999)	$—	$41,232

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

5. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents from our continuing operations consist of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Cash	$19,062	$112,759
Money market funds	11,862	121

Cash and cash equivalents, unrestricted	30,924	112,880

Restricted cash	12,564	97,878

Total cash and cash equivalents	$43,488	$210,758

Restricted cash balances as of September 30, 2013 and December 31, 2012 are comprised of (dollars in thousands):

	September 30, 2013	December 31, 2012
Cash collateral for amounts under:
Credit Agreement	$—	$88,000
Letters of credit	12,564	7,376
Funds restricted for legal matter	—	2,502

Total restricted cash	$12,564	$97,878

Investments from our continuing operations consist of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury bills	$52,202	$8	$—	$52,210
Long-term investments (available for sale):
Municipal bond	7,850	—	(468)	7,382

Total investments (available for sale)	$60,052	$8	$(468)	$59,592

	December 31, 2012
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury bills	$63,879	$4	$(7)	$63,876
Long-term investments (available for sale):
Municipal bond	7,850	—	(468)	7,382

Total investments (available for sale)	$71,729	$4	$(475)	$71,258

In the table above, unrealized holding losses as of September 30, 2013 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes an unrealized holding loss, greater than one year that relates to our long-term investment in a municipal bond, which is an auction rate security (“ARS”). When evaluating our investment for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The unrealized loss attributable to our municipal bond at September 30, 2013 is attributable to the continued lack of activity in the ARS market, exposing this investment to liquidity risk.

Our municipal bond is comprised of debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of September 30, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of September 30, 2013 amount to $0.5 million and are reflected within accumulated other comprehensive income (loss) as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

As of September 30, 2013, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of September 30, 2013, our investment in a municipal bond is classified as available-for-sale and reflected at fair value. The auction event for this investment has failed for multiple years. The fair value of this security is estimated utilizing a discounted cash flow analysis as of September 30, 2013. This analysis considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. This security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 at September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$52,210	$—	$—	$52,210
Municipal bond	—	—	7,382	7,382

Totals	$52,210	$—	$7,382	$59,592

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$63,876	$—	$—	$63,876
Municipal bond	—	—	7,382	7,382

Totals	$63,876	$—	$7,382	$71,258

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended September 30, 2013 (dollars in thousands):

Balance at December 31, 2012	$7,382
Unrealized gain (loss)	—

Balance at September 30, 2013	$7,382

Credit Agreement

During the fourth quarter of 2012, we entered into a revolving credit facility pursuant to a Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on January 31, 2014. As of September 30, 2013, there were no outstanding borrowings under the Credit Agreement.

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

As of September 30, 2013 and December 31, 2012, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $5.6 million and $6.8 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended September 30, 2013	$33,460	$7,884	$(10,101)	$31,243

For the quarter ended September 30, 2012	$46,229	$10,847	$(15,180)	$41,896

For the year to date ended September 30, 2013	$40,154	$21,187	$(30,098)	$31,243

For the year to date ended September 30, 2012	$57,232	$27,240	$(42,576)	$41,896

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $1.5 million and $2.0 million for the quarters ended September 30, 2013 and 2012, respectively and $5.8 million and $6.5 million for the years to date ended September 30, 2013 and 2012, respectively.

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

7. INTANGIBLE ASSETS

During the third quarter of 2013, in conjunction with the quarterly review process, we concluded that certain indicators, including variation from previously projected revenue results, existed to suggest the Le Cordon Bleu trade name was at risk of its carrying value exceeding its respective fair value as of September 30, 2013. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

We calculate the fair value of each of our trade names in accordance with FASB ASC Topic 820 – Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The determination of estimated fair value for trade names requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 as defined in FASB ASC Topic 820. The assumptions utilized in determining the fair value of the Le Cordon Bleu trade name included utilizing projected revenue growth rates, a discount rate of approximately 30%, a royalty rate of 4.5%, and a terminal growth rate of approximately 3%. As a result of our assessment, we recorded a $10.7 million trade name impairment charge, resulting in a remaining fair value of $27.3 million for the Le Cordon Bleu trade name. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. However, for sensitivity purposes, and with all other inputs remaining equal, a 0.5% change in the royalty rate assumed in the calculation would result in a change in the fair value of approximately $3.0 million. A 1% change in the discount rate utilized in the calculation would result in a change in the fair value of approximately $0.3 million. We continue to monitor the operating results and revenue projections related to our trade names on a quarterly basis for signs of possible further declines in estimated fair value and trade name impairment.

The current quarter impairment is in addition to the amounts recorded in the second quarter of 2013 of $2.3 million and $1.7 million for the Le Cordon Bleu and Sanford-Brown trade names, respectively. We concluded that no indicators for the remaining goodwill and long-lived assets existed during the third quarter of 2013 that would suggest that it is more likely than not that these assets would be impaired.

8. RESTRUCTURING CHARGES

During the current year to date, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments. Most notably, we have recorded charges within our Career Schools segments and our corporate functions as we continue to align our overall management structure. Additionally, during the third quarter of 2013 we announced the teach out of SBI White Plains, currently reported within Health Education. Severance and related costs of $1.7 million were recorded during the third quarter of 2013 as a result of all of these actions.

During 2012, we made the decision to teach out a number of campuses, meaning gradually close the campuses through an orderly process. We anticipate that a majority of these campus closures will be completed by the second quarter of 2014. Additionally, during the fourth quarter of 2012, we made the decision to carry out a reduction in force as we reorganize our campus and corporate functions to common operating structures across our ground campuses, most notably within our Career Schools, as well as to better align with current total enrollments.

The following table details the changes in our accrual for severance and related costs associated with all of these restructuring events for our continuing operations during the year to date ended September 30, 2013 (dollars in thousands):

Balance as of December 31, 2012	$10,234
Severance & related charges	4,592
Payments (1)	(7,339)
Non-cash adjustments (2)	(775)

Balance as of September 30, 2013	$6,712

(1)	Includes payments related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $5.2 million and $7.5 million as of September 30, 2013 and December 31, 2012, respectively, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $1.5 million and $2.7 million, respectively, is recorded within other non-current liabilities on our unaudited consolidated balance sheets. In addition, as of September 30,

2013 and December 31, 2012, we have accrued approximately $2.0 million and $0.3 million, respectively, related to retention bonuses that have been offered to certain employees. These amounts have been recorded ratably over the period the employees are retained.

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

9. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $38.5 million and $5.8 million at September 30, 2013 and December 31, 2012, respectively, is presented within other current liabilities on our unaudited consolidated balance sheets. The increase in the accrual as of September 30, 2013 is primarily related to the preliminary settlements reached in the Securities Litigation and Shareholder Derivative Actions and Demands disclosed below. As of September 30, 2013, a receivable of $32.5 million was recorded for insurance recoveries related to these matters and is reflected within other current receivables on our unaudited consolidated balance sheets.

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

On June 12, 2013, the parties agreed to settle the litigation, subject to Court approval and settlement of the shareholder derivative actions and subsequent related claims described below (“Proposed Derivative Settlement”). Pursuant to the terms of the agreement, the plaintiff class will receive a total of $27.5 million in consideration of the proposed settlement and for the benefit of the class members participating in the settlement. We believe it is probable that the Company’s directors’ and officers’ liability insurers will pay $22.5 million, $10.0 million of which is to be funded by the terms of the Proposed Derivative Settlement, and therefore recorded a receivable for this amount in the second quarter of 2013. The Company may initially pay the remaining $5.0 million for the benefit of the Class. However, the Company anticipates seeking recovery of the remaining $5.0 million from one of its insurers but has not recorded a receivable for this additional amount as of September 30, 2013. In exchange for the $27.5 million cash consideration, among other things, the lead plaintiffs will dismiss the litigation with prejudice and the parties will release all claims. On October 31, 2013, plaintiffs moved for preliminary Court approval of the settlement reached by the parties.

Shareholder Derivative Actions and Demands

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division on behalf of the Company naming the Company’s Board of Directors at that time as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty and abuse of control by the individual defendants in connection with the Company’s alleged ongoing failure to have proper internal controls in place to appropriately determine its campuses’ placement rates or to comply with relevant accreditation standards regarding placement practices and determinations. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On February 10, 2012, defendants filed motions to dismiss or stay the complaint. On August 21, 2012, the Court denied defendants’ motions to dismiss, and granted defendants’ request for a stay. A status hearing is scheduled for November 5, 2013, at which a motion for a stay of proceedings pending approval of the Proposed Derivative Settlement described below will be presented to the Court.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants based on allegations similar to those asserted in Bangari, described above, and on defendants’ alleged failure to prevent the Company’s disclosure of allegedly misleading statements relating to placement rates. Plaintiff also asserts a claim of unjust enrichment against certain individual defendants due to their receipt of incentive-based compensation based on allegedly inflated short-term financial performance. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 16, 2012, defendants filed motions to dismiss or stay the complaint. The Court granted the motions to stay pending resolution of the motions to dismiss. On August 13, 2012, the Court denied defendants’ motions to dismiss and ordered the parties to engage in certain preliminary discovery. Defendants filed answers to the complaint on October 22, 2012. On October 31, 2013, plaintiff moved for preliminary Court approval of the Proposed Derivative Settlement described below.

Alex v. McCullough, et al. On November 5, 2012, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by all of the individual defendants based on allegations similar to those asserted in Bangari and Cook, described above. In addition, in connection with the Company’s reporting of placement rates, plaintiff also asserts violations of Sections 10(b)

and 20(a) of the Exchange Act against certain individual defendants. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On September 17, 2013, the Court stayed the case in light of the parties’ continuing settlement discussions. On October 31, 2013, the Cook plaintiff moved for preliminary Court approval of the Proposed Derivative Settlement described below, which includes this action.

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

On June 12, 2013, the parties to the derivative actions described above and subsequent related claims (“Derivative Litigation”) agreed to the Proposed Derivative Settlement, subject to agreement to corporate governance terms and Court approval, pursuant to which the Company’s directors’ and officers’ liability insurers will pay the Company $20.0 million, $10.0 million of which is to be applied to the settlement of the securities litigation described above. With the remaining $10.0 million, the Company will be required to pay $5 million in attorneys’ fees and expenses to derivative plaintiffs’ counsel, subject to Court approval. Any net recovery from the Proposed Derivative Settlement may be used by the Company for any purpose. In exchange for this cash consideration, among other things, plaintiffs will dismiss the Derivative Litigation with prejudice and the parties will release all claims.

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

The Court has set a trial date on eight test cases for March 24, 2014. The test cases will be tried to the Court and not to a jury. The parties are engaged in discovery relating to the test cases.

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

Defendants filed a motion to dismiss and to strike class action allegations on October 31, 2013. Discovery is stayed pending a ruling on those motions.

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

On June 22, 2012, defendants filed motions to compel arbitration of plaintiffs’ claims. On August 10, 2012, the Court granted the motions with respect to approximately 54 plaintiffs. Nine of those individuals have filed arbitration demands before the American Arbitration Association to date. One of those arbitrations has been tried to a final award, and the remaining eight have settled. The total liability for these nine arbitrations was an immaterial amount.

Defendants issued offers to compromise pursuant to the California Code of Civil Procedure to 1,438 individual plaintiffs, 346 of which were accepted. The total amount that has been or will be paid to eliminate these claims is approximately $2.1 million. This aggregate amount was recorded in the third quarter of 2012 and the majority of the payments were made by September 30, 2012. There are currently approximately 1,047 active plaintiffs in the consolidated action.

Because of the many questions of fact and law that already have arisen and that may arise in the future, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions with respect to the current plaintiffs because our possible liability depends on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with these actions except as described above.

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

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, we were served with a complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The complaint was originally filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he will receive a portion of the federal government’s recovery. The relator filed an amended complaint on April 12, 2013. The amended complaint alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, we filed a motion to dismiss the case on a variety of grounds. Both the relator and the government have filed briefs in opposition to our motion to dismiss. The Court has set the case for jury trial beginning April 14, 2014.

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

Employment Litigation

Wilson, et al. v. Career Education Corporation. On August 11, 2011, Riley Wilson, a former admissions representative based in Minnesota, filed a complaint in the U.S. District Court for the Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment arising from our decision to terminate our admissions representative Supplemental Compensation Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated Admissions Representatives who also were affected by termination of the plan. On October 6, 2011, we filed a motion to dismiss the complaint. On April 13, 2012, the Court granted our motion to dismiss in its entirety and dismissed plaintiff’s complaint for failure to state a claim. The Court dismissed this action with prejudice on May 14, 2012. On June 11, 2012, plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit appealing the final judgment of the trial court. Briefing was completed on October 30, 2012, and oral argument was held on December 3, 2012. On August 30, 2013, the Seventh Circuit affirmed the district court’s ruling on plaintiff’s unjust enrichment claim but reversed and remanded for further proceedings on plaintiff’s breach of contract claim. On September 13, 2013, we filed a petition for rehearing to seek review of the panel’s decision on the breach of contract claim and for certification of question to the Illinois Supreme Court. The Seventh Circuit has not ruled on our petition.

Because the matter remains on appeal and because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action. Accordingly, we have not recognized any liability associated with this action.

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

On February 27, 2013, defendants filed their answers to the complaint and motion to dismiss the IWPCA count of the complaint. On June 14, 2013, plaintiff filed her motion for class certification. The parties subsequently reached an agreement to settle the matter for an immaterial amount and are in the process of finalizing the settlement documents. A status hearing is scheduled for November 8, 2013.

Sumrall and Tavares Vickers, et al. v. Career Education Corporation, International Academy of Merchandising & Design, Inc., d/b/a International Academy of Design and Technology and d/b/a IADT-Online. On April 25, 2013, a putative collection action was filed in the United States District Court for the Middle District of Florida. Plaintiffs alleged a cause of action under the Fair Labor Standards Act for unpaid overtime. Specifically, plaintiffs alleged they were misclassified as exempt employees and denied overtime compensation and/or required to work “off the clock.” The putative class was defined as including all admissions representatives employed by the Company and International Academy of Merchandising & Design, Inc., who worked in excess of forty hours per week from April 25, 2010, to the present. Plaintiffs sought to recover alleged unpaid wages, liquidated damages, prejudgment interest and attorneys’ fees, as well as declaratory relief. On May 30, 2013, defendants filed their answer and affirmative defenses, denying the plaintiffs’ claims.

On July 31, 2013, the parties reached an agreement to settle this matter, pursuant to which plaintiffs agreed to amend their complaint to remove any reference to a purported collective action, stipulate to the dismissal of the amended complaint, and sign a full and complete release of all claims and potential claims against the Company. In exchange, the Company agreed to pay each plaintiff a de minimis amount in back wages, liquidated damages, and attorneys’ fees. The Court approved the settlement and dismissed the amended complaint, with prejudice, on October 7, 2013.

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

State Investigations

The Company received from the Attorney General of the State of New York (“NYAG”) a Subpoena Duces Tecum dated May 17, 2011 (the “Subpoena”), relating to the NYAG’s investigation of whether the Company and certain of its schools have complied with certain New York state consumer protection, securities, finance and other laws. The documents and information sought by the NYAG in connection with its investigation cover the time period from May 17, 2005 to the present. Pursuant to the Subpoena, the NYAG requested from the Company, and certain of its schools, documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students.

On August 19, 2013, the Company entered into an Assurance of Discontinuance (the “NYAG Settlement’) with the NYAG. Under the terms of the NYAG Settlement, without admitting or denying the NYAG’s findings, the Company has agreed to pay $9.3 million into a restitution fund to be distributed to eligible consumers; an additional $1.0 million for fees, costs, and penalties; and up to an additional $0.2 million for the costs to administer the restitution claims process. The Company recorded $10.0 million related to this matter during the second quarter of 2013 when the matter was deemed both probable and estimable. $10.3 million was paid during the third quarter of 2013 related to this matter. As part of the NYAG Settlement, the Company has also agreed to, among other things: calculate and disclose placement rates according to agreed upon procedures and retain an independent consultant or audit firm to independently verify and report on such placement rates; provide specified levels of placement assistance to students; provide certain additional training to admissions personnel regarding placement rates; teach out certain programs going forward that do not achieve specified minimum placement rates; provide additional disclosure concerning institutional and programmatic accreditation; and provide additional disclosure concerning transferability of credits to other colleges or universities.

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

The Company received from the Colorado Attorney General’s Office (“CO AG”) a CID dated August 27, 2013. The CID relates to the CO AG’s investigation of whether the Company and CTU have complied with certain Colorado state consumer protection laws. Pursuant to the CID, the CO AG has requested from the Company and the schools at issue documents and detailed information on a broad spectrum of business practices, including such areas as recruitment, enrollment, education financing, and the handling of funds issued through the United States Department of Veterans Affairs. The documents and information sought by the CO AG in connection with its investigation cover the time period from January 1, 2009 to the present, with some specific requests covering time periods as early as when CTU began enrolling students. The Company is cooperating with the CO AG’s office with a view towards resolving this inquiry as promptly as possible.

We cannot predict the scope, duration or outcome of the FL AG, IL AG, MA AG, and CO AG investigations. At the conclusion of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties and/or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. If any of the foregoing occurs, our business, reputation, financial position, cash flows and results of operations could be materially adversely affected. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

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

The Company and its institutions have responded to requests for information regarding its 2011 investigation and review of placement determination practices and related matters from the Higher Learning Commission of the North Central Association of Colleges and Schools, Middle States Commission on Higher Education, Commonwealth of Pennsylvania Department of Education Division of Higher and Career Education, the Arizona State Board for Private Postsecondary Education, the Minnesota Office of Higher Education and the Florida Commission for Independent Education. We cannot predict the outcome of these information requests and any legal proceeding, claim or other matter that may arise relating thereto.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company has completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of September 30, 2013, the Company has a $0.8 million liability related to this matter.

10. INCOME TAXES

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

The following is a summary of our income tax benefits and effective tax rates from continuing operations for the quarters and years to date ended September 30, 2013 and 2012 (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2013	2012	2013	2012
Pretax loss	$(68,765)	$(40,072)	$(166,269)	$(107,407)
Benefit from income taxes	$(25,333)	$(13,925)	$(70,145)	$(27,959)
Effective rate	-36.8%	-34.7%	-42.2%	-26.0%

The increase in the effective rate for the quarter ended September 30, 2013 as compared to the prior year quarter was primarily due to earnings mix changes for our ground-based institutions versus our online institutions. The increase in the effective rate for the year to date ended September 30, 2013 as compared to the prior year was primarily due to the write-off of nondeductible goodwill in the prior year. The year to date rate was impacted by a $8.6 million favorable tax adjustment, which is comprised of $11.2 million related to the resolution of various state tax audits and exposures offset by $2.6 million of tax benefits recaptured due to the sale of AIU London. The effect of these discrete items was to increase the effective rate benefit by 5.2%. In addition, the cumulative effect of state and foreign valuation losses decreased the quarter’s effective rate benefit by 1.0%.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $0.9 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2013 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2013, we had accrued $3.1 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for income tax expense disclosures related to the pending sale of our International Schools.

11. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of September 30, 2013, there were approximately 10.2 million shares of common stock available for future share-based awards under the 2008 Plan. This amount does not reflect 4.6 million shares underlying restricted stock units and stock options outstanding as of September 30, 2013, which upon vesting or exercise will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan.

As of September 30, 2013, we estimate that compensation expense of approximately $8.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the year to date ended September 30, 2013 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2012	2,592	$25.96
Granted	1,934	2.58
Exercised	—	—
Forfeited	(244)	4.98
Cancelled	(352)	30.87

Outstanding as of September 30, 2013	3,930	$15.31

Exercisable as of September 30, 2013	2,110	$24.78

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the year to date ended September 30, 2013 (shares and units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2012	854	$24.74	1,144	$8.27	1,998
Granted	—	—	43	2.72	43
Vested	(189)	23.09	(306)	8.62	(495)
Forfeited	(399)	27.21	(257)	7.75	(656)

Outstanding as of September 30, 2013	266	$22.41	624	$7.93	890

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended September 30, 2013 (units in thousands).

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2012	—
Granted	2,938
Vested	—
Forfeited	(448)

Outstanding as of September 30, 2013	2,490

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock as of September 30, 2013 based upon our stock price as of September 30, 2013. The fair value for our outstanding cash settled restricted stock units was $6.8 million as of September 30, 2013. The liability related to these outstanding units of $1.2 million was based on the number of days lapsed during the service period as of September 30, 2013; of which $0.5 million was recorded during the quarter ended September 30, 2013.

The performance unit awards granted during 2013 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2015. These awards are recorded as liabilities and fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. The fair value of outstanding performance unit awards as of September 30, 2013 was $2.5 million. The liability for the outstanding performance unit awards of $0.3 million was based on the number of days lapsed during the service period as of September 30, 2013; of which $0.1 million was recorded during the quarter ended September 30, 2013.

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

12. WEIGHTED AVERAGE COMMON SHARES

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

Due to the fact that we reported a loss from continuing operations for the quarters and years to date ended September 30, 2013 and 2012, respectively, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters and years to date ended September 30, 2013 and 2012, respectively.

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock, we issued approximately 0.1 million and 0.4 million shares for the quarter and year to date ended September 30, 2013, respectively, less than 0.1 million shares for the quarter ended September 30, 2012 and 0.1 million shares for the year to date ended September 30, 2012 upon the purchase of common stock pursuant to our employee stock purchase plan.

13. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan. The results of our International Schools are now reported within discontinued operations due to our decision in the third quarter of 2013 to commit to a plan to sell these assets. The remaining six reporting segments are described below.

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

Summary financial information by reporting segment follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue		Operating (Loss) Income
	2013	2012	2013	2012
CTU	$82,424	$86,484	$9,208	$10,324
AIU	56,284	71,204	(5,930)	1,084

Total University Schools	138,708	157,688	3,278	11,408

Health Education	34,129	40,469	(14,783)	(12,758)
Culinary Arts (1)	44,256	54,415	(23,655)	(10,136)
Design & Technology	24,752	33,129	(10,036)	(6,240)

Total Career Schools	103,137	128,013	(48,474)	(29,134)

Corporate and Other	—	16	(7,561)	(5,389)

Subtotal	241,845	285,717	(52,757)	(23,115)
Transitional Schools	9,468	30,438	(15,892)	(17,327)

Total	$251,313	$316,155	$(68,649)	$(40,442)

	For the Year to Date Ended September 30,
	Revenue		Operating (Loss) Income
	2013	2012	2013	2012
CTU	$259,520	$274,652	$41,708	$41,584
AIU	182,518	238,985	(1,763)	22,623

Total University Schools	442,038	513,637	39,945	64,207

Health Education (2)	107,439	140,018	(53,200)	(64,660)
Culinary Arts (1)	134,771	175,148	(52,809)	(11,991)
Design & Technology (3)	82,899	109,654	(24,787)	(50,912)

Total Career Schools	325,109	424,820	(130,796)	(127,563)

Corporate and Other (4)	—	50	(24,979)	1,746

Subtotal	767,147	938,507	(115,830)	(61,610)
Transitional Schools (5)	43,761	109,259	(43,521)	(46,666)

Total	$810,908	$1,047,766	$(159,351)	$(108,276)

	Total Assets as of (6)
	September 30, 2013	December 31, 2012
CTU	$74,300	$72,554
AIU	60,755	65,092

Total University Schools	135,055	137,646

Health Education	36,884	52,511
Culinary Arts	145,860	173,477
Design & Technology	32,108	30,720

Total Career Schools	214,852	256,708

Corporate and Other	342,734	433,233

Subtotal	692,641	827,587
Transitional Schools	19,731	38,448
Discontinued Operations	272,811	256,668

Total	$985,183	$1,122,703

(1)	Year to date 2013 expenses include a $13.0 million trade name impairment charge, of which $10.7 million was recorded in the third quarter of 2013.
(2)	Year to date 2013 expenses include $10.3 million related to the settlement of a legal matter and a $1.7 million trade name impairment charge. Year to date 2012 included a $41.9 million goodwill impairment charge.
(3)	Year to date 2012 expenses include a $40.8 million goodwill impairment charge.
(4)	The operating income for the year to date ended September 30, 2012 included a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies.
(5)	Year to date 2012 expenses include a $1.0 million trade name impairment charge, $0.9 million in asset impairment charges recorded as a result of the decision made in the second quarter of 2012 to teach out several schools, and a $0.7 million goodwill impairment charge.
(6)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

14. SUBSEQUENT EVENTS

During October 2013, we announced the teach out of five additional campuses, including three campuses within Health Education and two campuses within Design & Technology. We anticipate recording charges for these campuses of approximately $4.0 million related to asset impairment charges and severance and related costs during the fourth quarter of 2013. The results of operations for these five campuses and SBI White Plains, whose teach out was announced during the third quarter of 2013, will be reported within our Transitional Schools segment as of December 31, 2013.

On October 22, 2013, the Company and one of its subsidiaries entered into a Securities Purchase Agreement with Insignis, a company controlled by funds managed by Apax Partners, pursuant to which the Company will sell and transfer control of its Paris-based INSEEC Group and the International University of Monaco. Through movement of cash from our international operations prior to the closure of the transaction, along with payment expected to be received at closing, we anticipate that our domestic cash position will increase by approximately $290.0 million. The closing of the transaction is subject to customary closing conditions, including the receipt of anti-trust regulatory approvals in France, and the Purchase Agreement provides that closing is to occur no later than December 27, 2013. The Company expects to record a gain on sale related to this pending transaction of approximately $120.0 million – $130.0 million during the fourth quarter of 2013.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2013 Third Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2013 THIRD QUARTER OVERVIEW

During the third quarter of 2013, we further developed and refined key aspects of our strategy, which include recapitalizing the business, simplifying our regulatory exposure and organization, positioning the Company for growth and profitability and enhancing and investing in technological innovations. Additionally, we continue to emphasize our key priorities around enrolling, educating and placing our students within each of our institutions. We believe that the strategic actions we have taken coupled with our continued focus on student outcomes will enable us to return to positive growth and combat the challenges that continue to face the industry, including extended student decision making cycle times, increased competition across the industry and the continued uncertain regulatory climate.

As part of our efforts to recapitalize the business, during the third quarter of 2013 we made the decision to commit to a plan to sell our International Schools which include the Paris-based INSEEC Group and the International University of Monaco. As a result of this decision, the results of our International Schools are now reported as assets held for sale within discontinued operations for all periods presented.

Third Quarter Results Overview

For the third quarter of 2013, our revenue declined approximately 21% as compared to the prior year quarter. We reported an operating loss of $68.6 million for the third quarter of 2013 which included $11.6 million of asset impairment charges ($0.11 per diluted share) primarily related to $10.7 million of impairment for our Le Cordon Bleu trade name.

Our new student enrollments were down 18% as compared to the prior year quarter. Excluding our campuses within the Transitional Schools segment, which no longer enroll new students, new student enrollments were down 10% as compared to the prior year quarter. The decrease in new student enrollments is primarily related to our online institutions within our University Schools segments. Despite the declines in new student enrollments this quarter, we continue to experience positive trends in the number of applications received across all of our ongoing segments, attributed to changes that have been made to student intake models as well as shifts in marketing strategy across our institutions. Current year new student enrollments were also negatively impacted by our student readiness programs.

Our University Schools group, which includes both CTU and AIU, reported operating income of $3.3 million for the third quarter of 2013 while revenue decreased approximately 12% as compared to the prior year quarter. New student enrollments declined 13% for the third quarter of 2013 as compared to the prior year quarter and total enrollment decreased 12%. We believe that the current state of the economy and the uncertainty surrounding job prospects continues to impact many students’ decision to return to school and incur debt. We continue to analyze and implement operational changes to improve our student intake process, including embarking on new marketing campaigns and enhancements to our websites. These efforts are beginning to yield results as we are seeing positive trends in new student enrollment, with year-over-year declines growing smaller as we have progressed through the year to date ended September 30, 2013. Lastly, we are working toward expanding our pricing strategies aimed at providing students with varying alternatives to completing their course of studies in an affordable and efficient manner. We are targeting an introduction of these expanded offerings in early 2014.

Our Career Schools continue to show signs of stabilization. Overall new student enrollments were down 6% for the third quarter of 2013 as compared to the prior year quarter. Student applications showed positive improvements in all three Career Schools segments as compared to the prior year quarter and Health Education’s student retention rate increased as compared to the prior year. New student enrollments continue to be impacted by challenging market conditions and a decline in the effectiveness of our processes to enroll a new student once they have applied to one of our institutions, particularly within our Culinary Arts segment. We are making solid progress establishing more effective enrollment processes to combat this operational inefficiency. The leadership team within Career Schools continues to evaluate and make changes to enhance critical operations and academic processes across Career Schools through focus on new student intake initiatives, new programs and reengineering efforts.

During the third quarter of 2013, our Career Schools reported a 19% decrease in revenue as compared to the prior year quarter and collectively reported an operating loss of $48.5 million. In connection with our quarterly assessment of indicators of goodwill and asset impairment, we concluded that as of September 30, 2013, there were events or circumstances which occurred during the third quarter which indicated that the fair value of the Le Cordon Bleu trade name could be below its respective carrying value. An interim impairment test was performed for this trade name which resulted in a non-cash charge of $10.7 million during the third quarter of 2013. We continue to monitor the operating results and cash flows of each of our reporting units on a quarterly basis for signs of possible declines in estimated fair value.

Additionally, the decision made during the third quarter of 2013 to commit to a plan of sale for our International Schools triggered the accounting requirement under FASB ASC Topic 740 – Income Taxes to record a liability for the tax effect of the difference in basis for financial reporting purposes versus tax reporting. Accordingly, we recorded $39.9 million of income tax expense ($0.60 per diluted share) during the current year quarter related to the excess basis. This expense was recorded within discontinued operations.

Recapitalization of the Business

On October 22, 2013, we agreed to sell our International Schools to the private equity group, Apax Partners, and expect the transaction to close by the end of 2013. Through the movement of cash from our International operations prior to closing the transaction, along with payment expected to be received at closing, we anticipate that our domestic cash position will increase by approximately $290 million. Upon the closing of this transaction, we estimate that the gain on sale will be approximately $120—$130 million. From a tax perspective, the taxes attributable to the expected gain on sale will be largely offset by the tax benefit recognized in 2013 related to our domestic operating losses reported in 2013. These estimated amounts are subject to change depending upon the timing of the pending transaction. We expect that this transaction will improve our options for accelerating growth, position us well to redeploy our assets to rebuild our domestic educational institutions, assist us in remaining compliant with our financial responsibility ratios to ED and to consider other potential ventures while overall reducing the complexity of our business.

Simplify Regulatory Exposure and Organization

During the third quarter, we made organizational changes to simplify our structure, particularly within our Career Schools segments. Lysa Clemens assumed the role of Chief Career Schools Officer. Lysa recently joined the Company as Senior Vice President of Strategic Initiatives and is a proven outstanding leader with years of experience within the postsecondary, proprietary education sector. Lysa has named experienced education leaders to key roles overseeing areas such as operations, academics and enrollments and has combined our Health Education and Design & Technology institutions under common leadership to align with our strategy and to gain efficiencies. With these leadership changes, we believe we are well positioned to continue to build upon and execute our turnaround strategy. Additionally, we have created market-specific operational oversight roles within our Culinary Arts segment which will enable us to drive best practices and operational consistency across more campuses.

In addition to simplifying our structure, we are taking action to consolidate some of our brands within our nationally accredited institutions within Health Education and Design & Technology. This consolidation will include expanding the mission and educational programs offered at certain campuses, allowing us to better respond to student interests and local workforce needs. Focusing our efforts on a smaller number of brands also allows us to become more efficient and effective from an operations perspective. We are planning on implementing this strategy first in locations where we have both a Health Education campus and a Design & Technology campus in close proximity of each other and we will work to combine the educational resources and programs of each campus to form a single, comprehensive institution.

Within our Transitional Schools reporting segment, we announced the teach-out of SBI White Plains during the third quarter of 2013 and during October 2013, we announced five additional schools to be taught out, including three Health Education campuses and two Design & Technology campuses. These additional six schools will be added to our Transitional Schools segment during the fourth quarter of 2013. These campuses were selected based on various considerations, including, enrollment, financial viability and employment opportunities for graduates in the local market. The aggregate annual revenue and operating losses of these six campuses were approximately $45 million and $8 million, respectively, for the year ended December 31, 2012. We anticipate recording a charge of approximately $4 million during the fourth quarter of 2013 related to the five additional teach-out campuses announced in October for impairment and severance-related expenses. Consistent with our existing teach-out methodology, we will ensure that students currently enrolled within these institutions are afforded the reasonable opportunity to complete their program of study before the campus is ultimately closed. With these moves, we believe we now have the core campuses upon which we will stabilize our organization and regain growth. We expect that we will incur operating losses for the campuses within the Transitional Schools segment, including the six campuses recently announced, of approximately $90 million for the year ending December 31, 2013, excluding the impact of remaining lease obligation charges and other unusual items. As we end 2013, we anticipate having 30 campuses remaining within Transitional Schools as two locations are scheduled to complete their teach-out process in the fourth quarter. Furthermore, 13 more campuses are scheduled to complete their teach-outs in the first half of 2014.

Position the Company for Growth and Profitability

We have made significant progress towards developing and implementing a business model and cost structure that is aligned with lower total enrollment and the closing of selected campuses across all of our institutions. We recorded an additional $1.7 million of severance and related costs during the third quarter of 2013 related to our restructuring and reengineering initiatives. As a result of our right-sizing and reengineering efforts, we expect approximately $35 million of cost savings for the full year 2013. These actions, combined with our decision to exit certain campus locations, our continued focus on lowering metrically driven costs and improving the utilization of our existing real estate footprint have resulted in over $100 million in operating expense reductions for the year to date ended September 30, 2013 as compared to the prior year period. For the full year ending December 31, 2013, we are expecting operating expenses, excluding impairment charges, to be lower than the prior year period by approximately $175 million. We are estimating an incremental $75 million—$100 million of costs to be reduced on an annualized basis for fiscal 2014 as we receive a full year benefit of our cost savings initiatives, complete the teach-out process at more campuses and generate other efficiencies.

Enhance and Invest in Technological Innovations

Earlier in the year, we announced the full-scale rollout of our intellipath adaptive learning platform. We had previously piloted certain adaptive learning courses within our CTU and AIU institutions and based on positive metrics reported by both student and faculty from the pilots, we have continued to implement this platform broadly within our University institutions, including orientation courses. Our Career Schools began to pilot this technology in general education courses and will continue the rollout to a greater number of courses throughout the remainder of the year. Based on positive results experienced to date, we continue to believe this technology will have a positive impact on student learning which we expect will lead to better overall performance for our schools.

As we exit the third quarter of 2013, we continue to focus on our key strategies, which we expect will position us for modest growth in new student enrollments within our University institutions and continued stabilization within our Career Schools institutions as we move through 2014. Our continued work surrounding optimization of our cost structure coupled with the strategic initiatives discussed above have positioned us well for future growth and a return to profitability. Throughout 2013, we anticipate we will continue to have a net usage of cash from operating activities but expect we will be cash flow positive as we exit 2015, excluding the impact of nonrecurring items.

Regulatory Updates

ED Rule-Making Initiatives. In September, ED held the first of two negotiating sessions as part of its effort to rewrite certain “gainful employment” regulations that the United States District Court for the District of Columbia vacated on June 30, 2012. The recent partial government shutdown delayed the second negotiating session originally scheduled to take place in October, and ED has rescheduled that session for November 18 – 20, 2013. We are monitoring the proposed regulations, as well as recommendations made by the negotiators, and evaluating their potential impact on our business. Because new regulations must be finalized by November 1 in order to be effective at the beginning of the next award year (July 1), we believe that it is unlikely that a final rule could go into effect prior to July 2015. See Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information about ED’s earlier attempt to develop a regulatory definition for gainful employment, how portions of prior regulations on these matters were invalidated by the courts, and how these matters generally affect our business.

Annual Reporting to ACICS. Our campuses have been preparing annual reports for filing with the Accrediting Council for Independent Colleges and Schools (“ACICS”), including graduate employment placement rates and student retention rates for the 2013 reporting year. Approximately 90% of our ACICS-accredited campuses that are not in teach-out expect to report higher campus level placement and retention rates than they reported for the ACICS 2012 reporting year. For its 2013 reporting year, ACICS increased the minimum acceptable placement rate compliance standard from 47% to 60%, and increased the benchmark placement rate from 64% to 70%. ACICS also increased the minimum acceptable campus retention rate compliance standard from 52% to 60%, and increased the corresponding benchmark retention rate from 67% to 70%. Under the increased standards for the 2013 reporting year, 15 of our 38 ACICS-accredited campuses that are not in teach-out expect to report campus level rates below ACICS’ benchmark placement or retention rate, including 3 campuses that expect to report rates below the placement rate minimum compliance standard. While we believe that some of these campuses may qualify for the waiver of accreditation standards (for minimum acceptable retention or placement rates) as a result of mitigating circumstances that were beyond the control of the campus, if waivers are not granted, we anticipate that these 15 campuses will continue to be subject to increased levels of accreditation monitoring and reporting. Campuses below the minimum compliance standard must come into compliance within a timeframe established by ACICS, or could face additional sanctions, including potentially the loss of accreditation.

Cohort Default Rates. In late September 2013, ED released the official two-year cohort default rates for the 2011 cohort and the official three-year cohort default rates for the 2010 cohort. These official rates were in line with our draft rates released earlier this year. The 2011 two-year cohort marks the conclusion of the two-year reporting metric, as subsequent years will focus solely on the three-year rate. None of our institutions exceeded ED’s annual threshold for the two-year rates. Across our institutions, our three-year rates for 2010 decreased (i.e., improved) from the three-year rates for 2009. Only one institution, which is currently in teach-out, had a three-year official rate for 2010 in excess of 30%. None of our continuing institutions had rates in excess of ED’s thresholds. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information about cohort default rates, our prior year rates and ED’s standards applicable to the two-year and three-year rates.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2013 and

2012. Results for the prior year periods have been reclassified to be comparable to the current year presentation (dollars in thousands).

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2013	% of Total Revenue	2012	% of Total Revenue	2013	% of Total Revenue	2012	% of Total Revenue
TOTAL REVENUE	$251,313		$316,155		$810,908		$1,047,766

OPERATING EXPENSES
Educational services and facilities (1)	100,053	39.8%	117,929	37.3%	310,948	38.3%	375,705	35.9%
General and administrative (2)
Advertising	74,005	29.4%	79,673	25.2%	214,065	26.4%	229,846	21.9%
Admissions	32,719	13.0%	40,311	12.8%	102,618	12.7%	130,178	12.4%
Administrative	76,693	30.5%	89,088	28.2%	253,512	31.3%	252,016	24.1%
Bad debt	7,884	3.1%	10,847	3.4%	21,187	2.6%	27,240	2.6%

Total general and administrative expense	191,301	76.1%	219,919	69.6%	591,382	72.9%	639,280	61.0%
Depreciation and amortization	17,023	6.8%	18,749	5.9%	52,221	6.4%	55,593	5.3%
Goodwill and asset impairment	11,585	4.6%	—	0.0%	15,708	1.9%	85,464	8.2%

OPERATING LOSS	(68,649)	-27.3%	(40,442)	-12.8%	(159,351)	-19.7%	(108,276)	-10.3%

PRETAX LOSS	(68,765)	-27.4%	(40,072)	-12.7%	(166,269)	-20.5%	(107,407)	-10.3%
BENEFIT FROM INCOME TAXES	(25,333)	-10.1%	(13,925)	-4.4%	(70,145)	-8.7%	(27,959)	-2.7%

Effective tax rate	-36.8%		-34.7%		-42.2%		-26.0%
LOSS FROM CONTINUING OPERATIONS	(43,432)	-17.3%	(26,147)	-8.3%	(96,124)	-11.9%	(79,448)	-7.6%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(43,632)	-17.4%	(6,999)	-2.2%	(37,533)	-4.6%	(1,856)	-0.2%

NET LOSS	$(87,064)	-34.6%	$(33,146)	-10.5%	$(133,657)	-16.5%	$(81,304)	-7.8%

(1)	Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: salaries and benefits of faculty, academic administrators, and student support personnel, and costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.
(2)	General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

All of our segments reported a decline in revenue as compared to both the prior year quarter and the prior year to date. This decline was driven by approximately 25% fewer students enrolled within our institutions at the beginning of the year and approximately 18% and 24% fewer new enrollments for the third quarter of 2013 and year to date 2013, respectively, as compared to the corresponding prior year periods. Excluding the impact of Transitional Schools which no longer enroll new students, we had approximately 10% fewer new enrollments for the third quarter of 2013 and 16% fewer new enrollments year to date 2013 when compared to the same periods in 2012. In addition, our institutions implemented certain operational changes during 2013 that have, in the short-term, negatively impacted our new enrollments, including certain programs which we had established to enable students to assess their readiness to commit to enrolling in college-level courses. We expect, however, that these changes will positively impact student outcomes as enrolled students have more awareness of the tools and rigor of the educational program that they are enrolled in. Finally, we have experienced certain operational execution issues related to student intake and orientation that have negatively impacted the rate at which students are converted from prospective applicants to new enrollments. The Company is actively addressing these issues.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to both the prior year quarter and prior year to date is primarily driven by lower academic costs, most notably faculty and bookstore costs. The decrease in faculty and bookstore costs is caused by a combination of factors, including lower student enrollment across all of our institutions, our initiative to implement self-published textbooks and procurement renegotiations for books and supplies. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. As a percentage of revenue, educational services and facilities expense increased as compared to the prior year quarter and year to date primarily due to fixed costs, including occupancy costs.

General and Administrative Expense

General and administrative expenses have decreased in both the third quarter of 2013 and year to date 2013 when compared to the same prior year periods, mainly due to lower admissions and advertising expenses for both periods and lower administrative expenses for the quarter. Admission costs have decreased primarily in salary related expenses due to cost reductions made in response to decreasing enrollments as well as Transitional Schools no longer enrolling new students. The lower advertising expense is substantially related to the Transitional Schools segment which was partially offset with increased advertising expense within our Career Schools segments in certain marketing channels to generate additional new student lead volume.

Administrative expenses were favorably impacted for the quarter and year to date ended September 30, 2013 as a result of the reductions in force carried out late 2012 through the current year to date to reorganize our campus and corporate functions to common operating structures and to better align with the current enrollment. This favorability was offset with $10.3 million of expenses related to the settlement of a legal matter, recorded within Health Education during the year to date 2013. Year to date 2012 administrative expense included a $19.0 million insurance recovery, recorded within Corporate and Other, related to the settlement of claims under certain insurance policies.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2013	% of Segment Revenue	2012	% of Segment Revenue	2013	% of Segment Revenue	2012	% of Segment Revenue
Bad debt expense:
CTU	$2,850	3.5%	$2,386	2.8%	$7,795	3.0%	$6,557	2.4%
AIU	2,133	3.8%	1,807	2.5%	5,167	2.8%	4,348	1.8%

Total University Schools	4,983	3.6%	4,193	2.7%	12,962	2.9%	10,905	2.1%
Health Education	1,056	3.1%	1,390	3.4%	2,511	2.3%	3,147	2.2%
Culinary Arts	1,093	2.5%	3,042	5.6%	4,229	3.1%	7,376	4.2%
Design & Technology	480	1.9%	590	1.8%	1,181	1.4%	1,788	1.6%

Total Career Schools	2,629	2.5%	5,022	3.9%	7,921	2.4%	12,311	2.9%
Corporate and Other	(374)	NM	(394)	NM	(1,186)	NM	(1,116)	NM

Subtotal	7,238	3.0%	8,821	3.1%	19,697	2.6%	22,100	2.4%
Transitional Schools	646	6.8%	2,026	6.7%	1,490	3.4%	5,140	4.7%

Total	$7,884	3.1%	$10,847	3.4%	$21,187	2.6%	$27,240	2.6%

Total bad debt expense decreased for the current year quarter and year to date as compared to the corresponding prior year periods primarily as a result of the decreasing total enrollments across our segments. Within our University segments, bad debt expense as a percent of revenue increased as compared to the prior year periods due to an increased amount of in-school payment plans, resulting from an overall reduction in Pell grants available to students as a result of changes in eligibility requirements.

Goodwill and Asset Impairment

During the third quarter of 2013, in conjunction with our quarterly review process, we concluded that certain indicators existed to suggest the Le Cordon Bleu trade name was at risk of its carrying value exceeding its fair value as of September 30, 2013. As a result of our assessment, we recorded a $10.7 million trade name impairment charge for Le Cordon Bleu (Culinary Arts segment). The current quarter trade name impairment charge is in addition to the amounts recorded in the second quarter of 2013 of $2.3 million and $1.7 million for the Le Cordon Bleu and Sanford-Brown (Health Education segment) trade names, respectively. See Note 7 “Intangible Assets” of the notes to our unaudited consolidated financial statements for additional information. Also during the third quarter of 2013, we recorded asset impairment charges approximating $0.9 million primarily related to exiting certain facilities to optimize existing real estate.

During the year to date ended September 30, 2012, we recorded a goodwill impairment charge of $83.4 million ($41.9 million within Health Education, $40.8 million within Design & Technology and $0.7 million within Transitional Schools), a trade name impairment charge of $1.0 million and asset impairment charges of $1.1 million.

Operating Loss

The operating loss reported for the quarter and year to date ended September 30, 2013 resulted principally from the decline in revenues across all of our segments which was only partially offset by lower operating expenses. Initiatives to align expenses with the declining enrollment, changes in marketing strategies and implementation of efficiencies in our support functions continue to partially offset the impact of declining revenues and deleveraging of the business. In addition, the asset impairment charges and the $1.7 million and $4.6 million of severance and related costs, recorded in the current quarter and year to date, respectively, as well as the $10.3 million of expenses related to a legal settlement recorded primarily in the second quarter of 2013, negatively impacted the quarter and year to date ended September 30, 2013 operating results.

The prior year to date operating loss of $108.3 million includes $85.5 million of goodwill and asset impairment charges primarily recorded in the second quarter of 2012 and an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies recorded in the first quarter of 2012.

Benefit from Income Taxes

The increase in the effective rate for the quarter ended September 30, 2013 as compared to the prior year quarter was primarily due to earnings mix changes for our ground-based institutions versus our online institutions. The increase in the effective rate for the year to date ended September 30, 2013 as compared to the prior year was primarily due to the write-off of nondeductible goodwill in the prior year. The year to date rate was impacted by a $8.6 million favorable tax adjustment, which is comprised of $11.2 million related to the resolution of various state tax audits and exposures offset by $2.6 million of tax benefits recaptured due to the sale of AIU London. The effect of these discrete items was to increase the effective rate benefit by 5.2%. In addition, the cumulative effect of state and foreign valuation losses decreased the quarter’s effective rate benefit by 1.0%.

Loss from Discontinued Operations

The results of operations for campuses that are held for sale or that have ceased operations or were sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations. During the third quarter of 2013, we made the decision to commit to a plan to sell our International Schools. Accordingly, the results of operations for these schools are reported within discontinued operations. Also, during the 2013 quarters ended June 30 and March 31, we completed the teach-out of our SBI Landover and SBC Hazelwood campuses, respectively. All current and prior period financial statements and the related notes herein, including segment reporting, include the results of operations and financial position of these campuses as components of discontinued operations.

The increase in the loss from discontinued operations as compared to the prior year quarter and prior year to date is primarily due to $39.9 million of tax expense recorded during the quarter ended September 30, 2013 related to the excess of the book basis over the tax basis of investments in foreign subsidiaries that are currently held for sale. See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands). Results for the prior year periods have been reclassified to be comparable to the current year presentation.

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2013	2012	% Change	2013	2012	% Change
REVENUE:
CTU	$82,424	$86,484	-4.7%	$259,520	$274,652	-5.5%
AIU	56,284	71,204	-21.0%	182,518	238,985	-23.6%

Total University Schools	138,708	157,688	-12.0%	442,038	513,637	-13.9%

Health Education	34,129	40,469	-15.7%	107,439	140,018	-23.3%
Culinary Arts	44,256	54,415	-18.7%	134,771	175,148	-23.1%
Design & Technology	24,752	33,129	-25.3%	82,899	109,654	-24.4%

Total Career Schools	103,137	128,013	-19.4%	325,109	424,820	-23.5%

Corporate and Other	—	16	NM	—	50	NM

Subtotal	241,845	285,717	-15.4%	767,147	938,507	-18.3%
Transitional Schools	9,468	30,438	-68.9%	43,761	109,259	-59.9%

Total	$251,313	$316,155	-20.5%	$810,908	$1,047,766	-22.6%

OPERATING (LOSS) INCOME:
CTU	$9,208	$10,324	-10.8%	$41,708	$41,584	0.3%
AIU	(5,930)	1,084	NM	(1,763)	22,623	-107.8%

Total University Schools	3,278	11,408	-71.3%	39,945	64,207	-37.8%

Health Education	(14,783)	(12,758)	-15.9%	(53,200)	(64,660)	17.7%
Culinary Arts	(23,655)	(10,136)	-133.4%	(52,809)	(11,991)	NM
Design & Technology	(10,036)	(6,240)	-60.8%	(24,787)	(50,912)	51.3%

Total Career Schools	(48,474)	(29,134)	-66.4%	(130,796)	(127,563)	-2.5%

Corporate and Other	(7,561)	(5,389)	NM	(24,979)	1,746	NM

Subtotal	(52,757)	(23,115)	-128.2%	(115,830)	(61,610)	-88.0%
Transitional Schools	(15,892)	(17,327)	8.3%	(43,521)	(46,666)	6.7%

Total	$(68,649)	$(40,442)	-69.7%	$(159,351)	$(108,276)	-47.2%

OPERATING (LOSS) MARGIN:
CTU	11.2%	11.9%		16.1%	15.1%
AIU	-10.5%	1.5%		-1.0%	9.5%
Total University Schools	2.4%	7.2%		9.0%	12.5%
Health Education	-43.3%	-31.5%		-49.5%	-46.2%
Culinary Arts	-53.5%	-18.6%		-39.2%	-6.8%
Design & Technology	-40.5%	-18.8%		-29.9%	-46.4%
Total Career Schools	-47.0%	-22.8%		-40.2%	-30.0%
Corporate and Other	NM	NM		NM	NM
Subtotal	-21.8%	-8.1%		-15.1%	-6.6%
Transitional Schools	-167.8%	-56.9%		-99.5%	-42.7%
Total	-27.3%	-12.8%		-19.7%	-10.3%

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2013	2012	% Change	2013	2012	% Change
NEW ENROLLMENTS:
CTU	4,780	5,150	-7%	13,710	16,620	-18%
AIU	2,880	3,700	-22%	9,600	13,390	-28%

Total University Schools	7,660	8,850	-13%	23,310	30,010	-22%

Health Education	3,150	3,310	-5%	7,470	7,940	-6%
Culinary Arts	3,650	3,920	-7%	8,720	9,490	-8%
Design & Technology	990	1,060	-7%	2,510	2,750	-9%

Total Career Schools	7,790	8,290	-6%	18,700	20,180	-7%

Subtotal	15,450	17,140	-10%	42,010	50,190	-16%
Transitional Schools (1)	20	1,720	NM	120	5,330	NM

Total	15,470	18,860	-18%	42,130	55,520	-24%

	As of September 30,
	2013	2012	% Change
TOTAL ENROLLMENTS:
CTU	20,500	22,000	-7%
AIU	12,000	14,900	-19%

Total University Schools	32,500	36,900	-12%

Health Education	9,000	10,600	-15%
Culinary Arts	8,000	11,200	-29%
Design & Technology	5,000	6,500	-23%

Total Career Schools	22,000	28,300	-22%

Subtotal	54,500	65,200	-16%
Transitional Schools	1,800	7,300	NM

Total	56,300	72,500	-22%

(1)	Campuses within the Transitional Schools segment no longer enroll new students; students who re-enter after 365 days are reported as new enrollments.

University Schools. Current quarter and year to date revenue for our AIU and CTU segments decreased approximately 12.0% and 13.9%, respectively. Lower student enrollment at the beginning of the year, coupled with lower new enrollments throughout 2013, partially resulting from certain programs which we had established to enable students to assess their readiness to commit to enrolling in college-level courses and certain operational execution issues related to student intake and orientation that have negatively impacted the rate at which students are converted from prospective applicants to new enrollments, contributed to this decline.

Operating income for the third quarter of 2013 for the University Schools decreased $8.1 million, or 71.3%, as compared to the prior year quarter. Current year to date operating income decreased $24.4 million for AIU and remained relatively flat for CTU as compared to the prior year. The decreases in operating income are driven by the declines in revenue, which were only partially offset by decreases in operating expenses. Most expense categories were lower when compared to the prior year periods, as cost reduction efforts were implemented in response to the continued decline in total enrollments. Bad debt expense increased for both the current year quarter and year to date due to an increased amount of in-school payment plans within both segments, resulting from an overall reduction in Pell grants available to students as a result of changes in eligibility requirements. Additionally, approximately $2.8 million of expense was recorded within both reporting segments during the third quarter of 2013 as a result of the decision to vacate space and optimize our real estate footprint.

Career Schools. Current quarter and year to date revenue for our Design & Technology, Culinary Arts, and Health Education segments decreased 19.4% and 23.5%, respectively, as compared to the corresponding prior year periods. The decrease in revenue is primarily due to lower total enrollments at the beginning of the year and lower new enrollments throughout 2013. Although applications are slightly higher in 2013 as compared to 2012, new enrollments lag the prior year due in part to the economic conditions, the impact of our student readiness programs and certain operational inefficiencies affecting the rate at which we convert prospective students to new enrollments. The current year quarter was impacted by the announcement of the teach-out of our SBI White Plains campus and therefore did not include a full quarter of new enrollments and as a result accounted for approximately 4% of the 5% decline in new enrollments for Health Education and approximately 1% of the 6% in new enrollments for Career Schools as compared to the prior year quarter. In addition, the lower student enrollments within our Culinary Arts and Design & Technology segments are primarily within programs which yield a higher revenue per student.

For the third quarter of 2013, Career Schools reported an operating loss of $48.5 million versus a $29.1 million operating loss for the third quarter of 2012. The current year quarter includes a $10.7 million trade name impairment recorded within the Culinary Arts segment. Career Schools’ operating losses year to date 2013 and 2012, were $130.8 million and $127.6 million, respectively. Decreases in certain expense categories, including academics and admissions as a result of our restructuring and re-engineering initiatives carried out to better align with current total enrollments, were offset with the increase in legal expense, primarily related to the settlement of a legal matter for $10.3 million as well as increased advertising expenses to assist in generating greater new student interest. Additionally, the current year to date includes trade name impairment charges of $14.7 million ($13.0 million and $1.7 million recorded within the Culinary Arts and Health Education segments, respectively). The prior year to date included $82.7 million of goodwill impairment charges.

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

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. The approximate $26.7 million increase in year to date expenses as compared to the prior year results primarily from the $19.0 million insurance recovery recorded in 2012 related to the settlement of claims under certain insurance policies and additional current year to date expenses related to the change in leadership, outside services expense associated with our continuing efforts to reorganize our campus and corporate functions to better align with the current total enrollment, and higher insurance costs.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of September 30, 2013, cash, cash equivalents and short-term investments totaled $95.7 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in an increase in net cash used in operating activities. As we execute on our strategic imperatives, we expect that there will be continued pressure on our domestic operating cash flows in the short term. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Restricted cash balances as of September 30, 2013 approximate $12.6 million and are comprised of certificates of deposit to provide securitization for letters of credit.

On October 22, 2013, the Company and one of its subsidiaries entered into a Securities Purchase Agreement with Insignis, a company controlled by funds managed by Apax Partners, pursuant to which the Company will sell and transfer control of its Paris-based INSEEC Group and the International University of Monaco. Through movement of cash from our international operations prior to the closure of the transaction, along with payment expected to be received at closing, we anticipate that our domestic cash position will increase by approximately $290.0 million. As of September 30, 2013, these foreign entities had approximately $131.8 million of cash and cash equivalents. Upon the closing of this transaction, the net cash proceeds would be utilized to continue to support our investment in our domestic operations as well as provide flexibility as we seek opportunities to return to growth. Subsequent to the closing of this transaction, total domestic cash is expected to be approximately $375.0 million as of December 31, 2013.

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

We continue to focus on identifying strategic alternatives which will position CEC for a return to sustainable growth. Along those lines, we are working to complete the sale of our foreign assets, assess our real estate footprint, evaluate the portfolio of campuses and extend or replace our existing line of credit. We have received a commitment from BMO Harris N.A. to extend our existing credit agreement to January 2015 under the same terms and conditions as the current facility. We are also discussing revised terms and conditions for a facility which would replace our existing facility subject to the consummation of the sale of our International operations. The decisions we make will be reached by balancing our short-term needs against our long-term strategies to return to growth.

Sources and Uses of Cash

Operating Cash Flows

During the year to date ended September 30, 2013, net cash flows used in operating activities totaled $77.8 million. During the year to date ended September 30, 2012, net cash flows provided by operating activities totaled $32.5 million. The increase in our use of operating cash flows is driven by the operating loss for the current year to date as well as payments of legal settlements and severance and related costs.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years to date ended September 30, 2013 and 2012, approximately 78% and 80%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

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

During the year to date ended September 30, 2013, we recorded a loss on the sale of AIU London of $7.0 million. Included in the loss on sale was $3.3 million relating to the cumulative translation loss resulting from the effects of foreign currency on AIU London’s balance sheet.

Investing Cash Flows

During the years to date ended September 30, 2013 and 2012, net cash flows used in investing activities totaled $7.5 million and $4.4 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $11.6 million and $29.7 million during the years to date ended September 30, 2013 and 2012, respectively.

Capital Expenditures. Capital expenditures decreased to $16.6 million for the year to date ended September 30, 2013 as compared to $29.5 million for the year to date ended September 30, 2012. Capital expenditures represented 1.8% and 2.6% of total revenue of continuing and discontinued operations during the years to date ended September 30, 2013 and 2012, respectively. The decrease in capital expenditures as compared to the prior year to date is primarily due to the investment made in 2012 in our IT infrastructure and online student platforms as well as the elimination of capital expenditures at campuses included in our Transitional Schools segment in 2013.

Payments of Cash upon Sale of Business. In conjunction with the sale of AIU London, we paid $2.5 million in cash to the buyer in consideration of negative working capital.

Financing Cash Flows

During the year to date ended September 30, 2013, net cash flows provided by financing activities approximated $5.9 million. During the year to date ended September 30, 2012, net cash flows used in financing activities totaled $62.0 million.

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

We borrowed the maximum amount of $80.0 million under the Credit Agreement in December 2012 and repaid this amount in full during the first quarter of 2013. As of September 30, 2013, we have no borrowings outstanding under this Agreement.

Restricted Cash. During 2012, we established restricted cash balances of approximately $97.9 million, of which $88.0 million represented the 110% cash collateral for the loans secured under our Credit Agreement that was entered into during the fourth quarter of 2012. In the first quarter of 2013, we repaid the revolving credit facility thereby releasing the $88.0 million of restricted cash.

Repurchases of Stock. We did not repurchase any shares of our common stock during the year to date ended September 30, 2013. During the year to date ended September 30, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. Repurchases of stock in 2012 were funded by cash generated from operating activities.

Contractual Obligations

As of September 30, 2013 there were no significant changes to our contractual obligations from December 31, 2012. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – September 30, 2013 compared to December 31, 2012

Selected unaudited consolidated balance sheet account changes from December 31, 2012 to September 30, 2013 were as follows (dollars in thousands):

	As of
	September 30, 2013	December 31, 2012	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents and short-term investments	$95,698	$274,634	-65%
Receivables, other, net	39,845	2,096	NM
Prepaid expenses	112,836	38,296	NM
Assets of discontinued operations	254,097	153,675	65%

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses, other	61,383	35,060	75%
Deferred income tax liabilities, net	32,752	—	100%
Liabilities of discontinued operations	95,975	76,020	26%

Total cash and cash equivalents and short-term investments: The decrease is primarily driven by the first quarter of 2013 $80.0 million repayment of borrowings under our Credit Agreement and an increase in the net cash used in operating activities as a result of the current year to date operating loss.

Receivables, other, net: The increase is primarily due to an insurance recovery receivable related to the proposed settlement of our Securities and Shareholder Derivative litigation matters recorded in the second quarter of 2013. See Note 9, “Commitments and Contingencies”.

Prepaid expenses: The increase is mainly due to the year to date income tax benefit of $82.9 million.

Assets of discontinued operations: The increase is due to non-current assets held for sale as of December 31, 2012 being classified as current assets held for sale as of September 30, 2013 upon the determination that the sale of our International Schools is expected to be completed within one year.

Accrued expenses, other: The increase is primarily due to $32.5 million of litigation accruals being recorded in the second quarter of 2013. See Note 9, “Commitments and Contingencies”.

Deferred income tax liabilities, net: A deferred income tax liability was recorded during the current year quarter in the amount of $39.9 million related to the tax effect of the difference in book basis versus tax basis for our assets held for sale. This liability was recorded within continuing operations during the third quarter of 2013.

Liabilities of discontinued operations: This increase is primarily due to an increase in deferred revenue for our assets held for sale as those institutions typically bill students up front at the beginning of the fall session. This balance decreases over the term as revenues are earned.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year. We classify our investment in ARS on our unaudited consolidated balance sheets within other non-current assets. An auction can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which an auction has failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the securities, or it matures. As of September 30, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within accumulated other comprehensive income (loss) on our unaudited consolidated balance sheet of approximately $0.5 million as of September 30, 2013. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our Credit Agreement bear annual interest at fluctuating rates as determined by the Base Loan Rate or the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of September 30, 2013, we had no outstanding borrowings under this agreement.

Our financial instruments are recorded at their fair values as of September 30, 2013 and December 31, 2012. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

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

As a percentage of total continuing and discontinued operations for the year to date ended September 30, 2013, our international operations represented approximately 11% of revenue and contributed $2.3 million of earnings before tax within discontinued operations. Total assets of our international operations represent 25% of total consolidated assets as of September 30, 2013. Our current year to date discontinued operations results included a $1.5 million favorable impact of foreign currency exchange rates related to revenue versus the prior year to date. The impact of foreign currency exchange rates on operating income was not material when compared to the prior year to date.

ITEM	4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2012				$183,296,772
January 1, 2013—January 31, 2013	—	$—	—	183,296,772
February 1, 2013—February 28, 2013	—	—	—	183,296,772
March 1, 2013—March 31, 2013	155,423	2.92	—	183,296,772
April 2013—April 30, 2013	—	—	—	183,296,772
May 1, 2013—May 31, 2013	15,429	3.07	—	183,296,772
June 1, 2013—June 30, 2013	236	2.98	—	183,296,772
July 1, 2013—July 31, 2013	—	—	—	183,296,772
August 1, 2013—August 31, 2013	—	—	—	183,296,772
September 1, 2013—September 30, 2013	—	—	—	183,296,772

Total	171,088		—

(1)	Includes 171,088 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares and restricted stock units issued pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of September 30, 2013, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index”, which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 6, 2013	By:	/S/ SCOTT W. STEFFEY
Scott W. Steffey President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2013	By:	/S/ COLLEEN M. O’SULLIVAN
Colleen M. O’Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

+3.2	Sixth Amended and Restated By-laws of Career Education Corporation (as amended as of October 24, 2013).

+*10.1	Letter Agreement between Career Education Corporation and Diane Auer Jones dated July 17, 2013.

+*10.2	Separation Agreement and General Release between Career Education Corporation and Daniel Hurdle dated September 5, 2013.

+*10.3	Executive Retention Agreement between Organisation et Developpement and Catherine Lespine dated September 30, 2013.

+*10.4	Employment Contract between INSEEC and Catherine Lespine dated June 27, 2013.

+*10.5	Employment Contract between Organisation et Developpement and Catherine Lespine dated June 27, 2013.

+*10.6	Executive Retention Agreement between INSEEC and Catherine Lespine dated March 4, 2013.

+*10.7	Executive Retention Agreement between Organisation et Developpement and Catherine Lespine dated March 4, 2013.

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+101	The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, filed with the SEC on November 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Loss and Comprehensive Loss for the quarter and year to date ended September 30, 2013 and September 30, 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the year to date ended September 30, 2013 and September 30, 2012, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+	Filed herewith.