Form 10-K
period 2013-12-31
CAREER EDUCATION CORP
filed 2014-02-27
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $2.90 per share closing sale price of the Registrant’s common stock on June 28, 2013 (the last business day of the Registrant’s most recently completed second quarter), was approximately $148,522,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 14, 2014, the number of outstanding shares of Registrant’s common stock was 67,149,898.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “continue,” “project,” “will,” “potential” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

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

BUSINESS OVERVIEW

The schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. We serve students from campuses throughout the United States, offering doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

Our institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; International Academy of Design & Technology (“IADT”); Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges (“SBI” and “SBC,” respectively). Through our schools, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

Our website address is www.careered.com. The website includes a detailed listing of individual campus locations and web links to our schools and universities.

Our segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan.

During the fourth quarter of 2013, we completed the sale and transfer of control of our International Segment, which consisted of our INSEEC schools and the International University of Monaco located in France and Monaco, respectively. Accordingly, the results of operations for the International Segment are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

Our six reporting segments are described below.

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

Culinary Arts includes our Le Cordon Bleu schools in North America which collectively offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. Le Cordon Bleu also provides online programs in culinary arts and hotel and restaurant management.

Design & Technology includes IADT, Harrington College of Design and Brooks Institute schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of visual communications, fashion design, photography, interior design, graphic design and video production in a classroom, laboratory or online setting as well as continuing education and short-term vocational programs in the area of energy conservation.

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

During the third and fourth quarters of 2013, we announced the teach-out of six additional campuses, including four campuses within Health Education and two campuses within Design & Technology. These campuses are now included in our Transitional Schools segment. In addition, during 2013 we completed the teach-out of four campuses, SBC Hazelwood, SBI Landover, SBC Milwaukee and IADT Schaumburg, and accordingly, the results of operations for these schools are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

Revenues, operating income (loss) and total assets by reporting segment for each of the past three fiscal years are included in Note 18 “Segment Reporting” of the notes to our consolidated financial statements.

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
CTU Colorado Springs, Colorado Springs, CO
CTU Denver, Denver and Westminster, CO(1)
CTU Kansas City, North Kansas City, MO
CTU Online, Colorado Springs, CO

CULINARY ARTS:
Le Cordon Bleu College of Culinary Arts (“LCB”)	www.chefs.edu
LCB Atlanta, Tucker, GA
LCB Austin, Austin, TX
LCB Boston, Cambridge, MA
LCB Chicago, Chicago, IL
LCB Dallas, Dallas, TX
LCB Las Vegas, Las Vegas, NV
LCB Los Angeles, Pasadena and Hollywood, CA(1)
LCB Miami, Miramar, FL
LCB Minneapolis/St. Paul, Mendota Heights, MN
LCB Orlando, Orlando, FL
LCB Portland, Portland, OR
LCB Sacramento, Sacramento, CA
LCB San Francisco, San Francisco, CA
LCB Scottsdale (includes Online), Scottsdale, AZ
LCB Seattle, Seattle, WA
LCB St. Louis, St. Peters, MO

DESIGN & TECHNOLOGY:
Brooks Institute, Ventura and Santa Barbara, CA(1)	www.brooks.edu

Harrington College of Design, Chicago, IL	www.interiordesign.edu

International Academy of Design & Technology (“IADT”)	www.iadt.edu
IADT Chicago, Chicago, IL
Everblue Training Institute, Huntersville, NC (a division of IADT Chicago)	www.everblue.edu
IADT Las Vegas, Henderson, NV
IADT Online, Tampa, FL
IADT Orlando, Orlando, FL
IADT San Antonio, San Antonio, TX

School and Campus Locations	Website
DESIGN & TECHNOLOGY: (Cont):
IADT Seattle, Seattle, WA
IADT Tampa, Tampa, FL

HEALTH EDUCATION:
Briarcliffe College	www.briarcliffe.edu
Briarcliffe College, Bethpage (includes Online) and Queens, NY (1)
Briarcliffe College, Patchogue, NY

Brown College	www.browncollege.edu
Brown College, Mendota Heights, MN
Brown College, Brooklyn Center, MN

Missouri College, Brentwood, MO	www.missouricollege.edu

Sanford-Brown College (“SBC”)	www.sanford-brown.edu
SBC Atlanta, Atlanta, GA
SBC Dallas, Dallas, TX
SBC Houston, Houston, TX
SBC San Antonio, San Antonio, TX

Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu
SBI Ft. Lauderdale, Ft. Lauderdale, FL
SBI Garden City, Garden City, NY
SBI Iselin, Iselin, NJ
SBI Jacksonville, Jacksonville, FL
SBI New York, New York, NY
SBI Tampa, Tampa, FL

SBI Campus—an affiliate of Sanford-Brown	www.sanford-brown.edu
Melville, NY

TRANSITIONAL SCHOOLS:
Collins College, Phoenix, AZ	www.collinscollege.edu

Colorado Technical University (“CTU”)	www.coloradotech.edu
CTU Pueblo, Pueblo, CO
CTU Sioux Falls, Sioux Falls, SD

International Academy of Design & Technology (“IADT”)	www.iadt.edu
IADT Detroit, Troy, MI
IADT Nashville, Nashville, TN
IADT Sacramento, Sacramento, CA

Sanford-Brown College (“SBC”)	www.sanford-brown.edu
SBC Austin, Austin, TX
SBC Boston, Boston, MA
SBC Cleveland, Middleburg Heights, OH
SBC Collinsville, Collinsville, IL
SBC Columbus, Columbus, OH
SBC Dearborn, Dearborn, MI(2)
SBC Farmington, Farmington, CT
SBC Fenton, Fenton, MO

School and Campus Locations	Website
TRANSITIONAL SCHOOLS: (Cont):
SBC Grand Rapids, Grand Rapids, MI(2)
SBC Hillside, Hillside, IL
SBC Houston North Loop, Houston, TX
SBC Indianapolis, Indianapolis, IN(2)
SBC Phoenix, Phoenix, AZ
SBC Portland, Portland, OR(2)
SBC Skokie, Skokie, IL
SBC St. Peters, St. Peters, MO
SBC Tinley Park, Tinley Park, IL(2)
SBC Tysons Corner, McLean, VA

Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu
SBI Cranston, Cranston, RI(2)
SBI Orlando, Orlando, FL
SBI Pittsburgh, Pittsburgh, PA
SBI Trevose, Trevose, PA
SBI White Plains, White Plains, NY
SBI Wilkins Township, Pittsburgh, PA

(1)	The first location listed represents the school’s main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to, and is managed by, the related main or branch campus. Satellite campuses are not included in our campus count.
(2)	These campuses, which are included in Transitional Schools as of December 31, 2013, have completed their teach-out as of the filing of this annual report on Form 10-K with the U.S. Securities and Exchange Commission (“SEC”).

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

According to the National Center for Education Statistics (“NCES”), there were approximately 7,400 Title IV eligible postsecondary education institutions in the United States for the academic year 2012-13, including approximately 3,500 private, proprietary schools; approximately 2,000 public, non-profit schools; and approximately 1,900 private, non-profit schools. According to the U.S. Department of Education, in the fall of 2012 approximately 29 million students were attending institutions that participate in the various financial aid programs under Title IV of the Higher Education Act.

Our primary competitors in the publicly traded, proprietary postsecondary education industry are: Apollo Education Group, Inc., Bridgepoint Education, Inc., Capella Education Company, Corinthian Colleges, Inc., DeVry Education Group Inc., Education Management Corporation, Grand Canyon Education, Inc., ITT Educational Services, Inc., Kaplan, Inc (a division of the Graham Holdings Company) and Strayer Education, Inc. We also compete with a number of privately held, proprietary and non-profit postsecondary institutions. In addition, there is growing competition from online programs across postsecondary education institutions, including proprietary publicly traded and privately held institutions, as well as non-profit institutions.

Our postsecondary institutions are subject to significant regulations. The Higher Education Act of 1965, as amended and reauthorized (“HEA”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the HEA (“Title IV Programs”), and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	The accrediting agencies recognized by the U.S. Department of Education (“ED” or “the Department”);

•	The federal government through ED; and

•	State higher education regulatory bodies.

Recently, extensive and more complex ED regulations governing our institutions as well as others in the postsecondary education industry have been enacted. These new regulations coupled with the increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education, may cause increased competition across the industry as well as contribute to changes in business operating strategies.

Seasonality

Our quarterly revenues and income do not fluctuate significantly from quarter to quarter as a result of seasonality. The pattern of student enrollments can affect quarterly revenues and income, although historically we have not experienced significant fluctuations. Operating costs for our schools generally do not fluctuate significantly on a quarterly basis. Revenues, operating income and net income by quarter for each of the past two fiscal years are included in Note 19 “Quarterly Financial Summary” of the notes to our consolidated financial statements.

BUSINESS AND OPERATING STRATEGY

To compete successfully in today’s demanding economy, people benefit from a solid education that provides them a foundation of knowledge and skills they can use in the workplace and to build meaningful careers. We aim to provide effective, career-focused postsecondary education to a diverse population, providing our students the opportunity to use their education to advance personally and professionally.

Our strategic plan is aimed at addressing near-term demands for education with a career focus, while ensuring we continue to build the capabilities necessary to deliver sustainable long-term growth for our organization and its institutions. We are focused on gaining efficiencies and continuously improving operations that support the three key areas of focus – Enroll, Educate and Place – for our organization overall and our individual campuses across the United States.

Enroll

Promoting interest with prospective students and building excitement about our schools and a career path that they can follow is key to the future success of our institutions. We continue to refine and reinvent the ways in which we identify, attract and enroll students. We have begun using enhanced new student orientation courses, which are conducted online for both students planning to take courses online, as well as those enrolling at ground campuses. The online orientation courses, which include our innovative intellipath™ adaptive learning platform, aim to improve our incoming students’ experiences as they adjust to higher education, giving them resources and offering tips to help them hit the ground running so they have the right tools and are confident they can succeed. By offering a more enhanced and engaging orientation, this new approach offers students a better opportunity to become acclimated with their new school and determine whether it’s the right fit for them. This is in keeping with our desire to make sure students are confident they are making the right decision.

Educate

The importance of quality education at our institutions cannot be overstated. The quality of the education we provide and the manner in which we provide it can directly lead to better student outcomes. We will offer new programs at institutions and particular campuses as there is both student demand for the education, as well as workplace demand for graduates in that field of study. Known as an innovator in online education, we will continue to build upon that history and continue developing new education technologies that enhance the learning experience for students. We believe our intellipath™ adaptive learning platform provides our organization and its institutions a strategic advantage by providing a more customized student experience and we will continue to expand its use as a key differentiator.

Place

Our institutions tend to serve career-focused students who are driven to attain education to improve their personal and professional standing. At our nationally-accredited schools in particular, this means providing robust Career Services support. We have enhanced job placement processes and procedures over the past two years, which has been demonstrated through increased placement rates reported to our accreditors. We intend to continue improving our job placement outcomes, through student resources and proper program mixes that meet the current and future demands of employers.

Strong performance in these three key phases of the student lifecycle we believe inherently leads to improved results for the organization as a whole. As we evaluate our operations and consider ways in which we can invest our financial and personnel resources, we will continue to determine what impact that may have against these imperatives.

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

Admissions

CEC has historically served a diverse student population. Our students represent a broad range of educational and employment experiences, contributing to their college-level readiness. Each of our campuses has an admissions office whose staff is responsible for interacting with individuals interested in enrolling at the campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. As of December 31, 2013, our schools employed approximately 1,300 admissions representatives serving both current and potential students.

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

In 2012, CEC schools introduced a 21 day readiness opportunity in order to provide new students with an opportunity to test their academic readiness and explore the academic programs and student services available at our institutions prior to making a financial commitment to the institution. However, a significant number of students who cancelled their enrollment during the extended 21 day period were individuals who simply failed to participate in any required activities, including meeting with academic advisors or student support personnel. As a result, the 21 day readiness opportunity design did not fully meet our intended goal of engaging students in informed decision making, but instead served as a disincentive to students to fully commit to their personal academic success. For that reason, CEC is transitioning to an approach that requires the student to engage actively in preparatory activities, including adaptive learning modules that both test a student’s fundamental skills and provide self-paced instruction to fill skills gaps that are revealed, which we believe will better prepare a student to make an informed decision about pursuing their education.

Starting in early 2014, the 21 day readiness opportunity will be phased out by an expanded and structured orientation program. The new orientation program will actively engage students in an exploration of our academic and support services. The program will utilize adaptive learning to both assess a student’s competencies, and where needed, enable the student to develop the academic and study skills required for success. The orientation program is free of charge to students, and will be offered for completion prior to or in parallel with the first week of enrollment in the first course. Students will have the opportunity to cancel their enrollment at any time during the orientation without incurring a financial obligation and they will also have the opportunity to withdraw from school without taking on debt during the regular drop/add period.

Student Retention

CEC continually emphasizes the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of academic, financial or personal reasons. We seek to improve retention rates by building a strong connection between our faculty and students and promoting instructional innovation. These efforts, as well as our implementation of adaptive learning, are designed to assist our students to remain in school and succeed. Our schools’ consolidated retention rates for the years ended December 31, 2013, 2012 and 2011 were approximately 63%, 62% and 60%, respectively. These rates were determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to provide a common formula for all our schools regardless of their accreditor.

In January 2014 AIU implemented a new grant program – the Milestone Grant program – that rewards students for completing the first academic milestone of finishing the first quarter and enrolling in the second. The first year of college is often the most difficult time for students to adjust to the demands of postsecondary education and remain focused on the goals that brought them to college in the first place. In fact, according to the American Institutes for Research, only 60% of students who enroll in college complete the first year and continue into the second. AIU will reward students with a one-time grant equal to the cost of the student’s first class if he or she completes the first quarter and begins classes in the second quarter.

Student Employment and Graduation

The employment of our students in their field of study is an important element of our educational mission. Each of our campuses has a career services department whose primary responsibility is to prepare students to conduct a successful job search. In addition, our career services staff assists students in identifying part-time employment, including participation in internship programs, while our students pursue their education. Part-time employment opportunities are an important part of our overall success strategy, as these opportunities may lead to permanent positions upon graduation.

As of December 31, 2013, we employed approximately 260 individuals in the career services departments of our campuses. In addition to our career services personnel, we employ externship coordinators at certain campuses to assist students in obtaining externships that prepare them to compete in the employment market.

Student Enrollment

Our total student enrollment for our continuing operations as of December 31, 2013 and 2012 was approximately 53,700 students and 64,300 students, respectively. Included in total student enrollment for our continuing operations as of December 31, 2013 and 2012 were approximately 29,700 students and 32,000 students, respectively, enrolled in our fully-online academic programs. Related student enrollment demographic information as of December 31, 2013 and 2012 was as follows:

Student Enrollment by Age Group

	As a Percentage of Total Student Enrollment as of December 31,
	2013	2012
Under 21	10%	10%
21 to 30	40%	41%
Over 30	50%	49%

Student Enrollment by Core Curricula

	As a Percentage of Total Student Enrollment as of December 31,
	2013	2012
Business Studies	47%	44%
Health Education	19%	22%
Visual Communications and Design Technologies	9%	12%
Culinary Arts	15%	13%
Information Technology	10%	9%

Student Enrollment by Degree Granting Program

	As a Percentage of Total Student Enrollment as of December 31,
	2013	2012
Doctoral, Master’s, Bachelor’s Degree	58%	54%
Associate Degree	29%	22%
Certificate	13%	24%

Student Academics

We believe learning outcomes and career readiness are attained by our students as a result of the quality learning experience they are provided. Those learning experiences are facilitated by career-oriented curriculum, engaging instructional delivery, qualified faculty and accessible student support services. As a result, approximately 630,000 students have graduated from CEC schools as of December 31, 2013.

Curriculum

Our schools and universities develop and deliver a variety of programs resulting in the award of credentials ranging from certificates and diplomas to master’s and doctoral degrees in career-oriented programs of study including visual communication and design technologies, business studies, culinary arts, health education and information technology.

CEC’s curricula, instructional delivery tools, and experienced faculty comprise the learning experience that appeals to our student population and provides them with a unique opportunity to develop the knowledge, skills and competencies required for specific career outcomes. The curriculum development process focuses on desired career outcomes, while considering relative competencies necessary to achieve these career outcomes, as well as recommendations set forth by advisory boards, programmatic accrediting agencies and industry standards. Subsequently, learning objectives are identified and courses are developed which foster student engagement in activities and optimally result in the attainment of program learning outcomes and employment readiness.

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

Construction of a virtual classroom that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. CEC’s online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, CEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. is a rich, engaging student experience that represents an innovative online method of delivering content that includes the following capabilities:

•	supports multiple learning styles, allowing students to choose their preferred method of engaging with the content;

•	enables students to choose the order of topics to study within a predetermined framework of learning objectives; and

•	provides search capability that allows students to interact with the content more efficiently and effectively.

CEC continues to invest in its methods for delivering online education. CEC has, across multiple of its institutions, implemented the use of sophisticated adaptive learning technologies. Our roll-out of these technological tools is coupled with extensive faculty training. Continuous assessment facilitates the development of individualized, dynamic learning maps that both illustrate where student mastery has been achieved and where additional work is needed. Both the student and the instructor can see in real time where learning has taken place and where effort still needs to be applied. We have implemented this technology within University schools and have begun to implement it within our Career Schools.

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

Faculty

CEC employs more than 3,000 credentialed, geographically disbursed, full-time and adjunct faculty who facilitate learning in our classrooms, kitchens, labs, studios and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in compliance with current accepted higher education practice and in compliance with state, institutional accreditation and programmatic accreditation standards. Generally, all schools require the instructor to have a degree at least one level higher than the level of course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General Education faculty members must possess at least a master’s degree. The average tenure of a CEC faculty member is greater than four years. The longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms. Given our significant investment in faculty selection and development, retention and development of this pivotal group of employees is extremely important to the organization, and to our students.

Although faculty members will always serve as the primary point of contact, students may also engage the assistance of tutors and academic advisors. Students have access to technical support 24 hours a day, seven days a week.

Faculty Competencies

With the input of faculty and academic leadership across each of our education groups, we have developed a set of ten instructor competencies that are critical to student success and institutional effectiveness. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation and development. The competencies apply to all instructors, regardless of content area, instructional platform (ground or online) and employment status (full-time, part-time, adjunct). Faculty hired by any CEC institution must demonstrate proficiency in each of the following competencies:

•	communication;

•	assessment of student learning;

•	instructional methodology (pedagogy);

•	subject matter expertise;

•	utilization of technology to enhance teaching and learning;

•	acknowledgement and accommodation of diversity in learners;

•	student engagement;

•	promotion of active student learning;

•	compliance with policy; and

•	demonstration of scholarship.

Faculty Development

Instructors are required to participate in faculty development activities each year as part of the continuous improvement process. The objective of faculty development is to increase proficiency in each of the instructor competencies. Performance strength and opportunities guide the selection of faculty development activities. Campuses typically provide locally developed in-service professional development activities for their own faculty. In addition, CEC has contracted with MaxKnowledge to provide online and ground instructor access to online faculty modules located within the Center for Excellence in Education (“CEE”). CEE provides faculty with interactive content, available in an asynchronous format, in areas such as teaching methodology, instructional practice, classroom management, outcomes assessment and student retention.

The Educator of the Year program celebrated its 13th year in 2013. The Educator of the Year program is designed to recognize teaching as the essence of CEC’s mission and celebrates the impact that CEC faculty have had upon their students through innovation and accomplishment in four specific categories:

•	instruction;

•	student support;

•	academic leadership; and

•	community service or partnership.

A rigorous internal and external review process culminates in the identification of an Educator of the Year in each of the four categories. CEC’s recognition of outstanding faculty acknowledges our belief that the quality of the interaction between the instructor and the student is central to providing our student with a high quality learning experience.

Employees

As of December 31, 2013, we had a total of 9,075 employees, including 1,153 students employed on a part-time basis at certain of our schools, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty	Total
CTU	759	11	63	26	982	1,841
AIU	798	10	162	63	458	1,491

Total University Schools	1,557	21	225	89	1,440	3,332

Health Education	534	25	290	151	447	1,447
Culinary Arts	484	1	246	267	157	1,155
Design & Technology	316	23	291	80	456	1,166

Total Career Schools	1,334	49	827	498	1,060	3,768

Corporate	1,177	35	2	—	—	1,214

Subtotal	4,068	105	1,054	587	2,500	8,314

Transitional Schools	381	28	99	105	148	761

Total employees	4,449	133	1,153	692	2,648	9,075

ACCREDITATION AND JURSIDICTIONAL AUTHORIZATIONS

Institutional Accreditation

In the United States, accreditation is a process through which an institution subjects itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to meet its educational mission.

Pursuant to provisions of the HEA, ED relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in Title IV Programs. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of our campuses are accredited by accrediting agencies recognized by ED.

A listing of our accredited schools, including all main and additional (branch) campus locations for regulatory purposes and relevant accreditation information is provided in the following table:

ACCREDITATION TABLE

School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX)	HLC	2014

Briarcliffe College, Inc.
Bethpage, NY (Patchogue, NY)	MSCHE	2022

Brooks Institute
Ventura, CA (Santa Barbara, CA)	ACICS	2016

Brown College
Mendota Heights, MN (Brooklyn Center, MN)	ACICS	2014

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Pueblo, CO; Sioux Falls, SD; Online)	HLC	2022

Harrington College of Design
Chicago, IL	HLC	2015

International Academy of Design & Technology
Chicago, IL (Troy, MI and Nashville, TN; Collins College, Phoenix, AZ)	ACICS	2014
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; and Online; Le Cordon Bleu College of Culinary Arts, Orlando, FL; Sanford-Brown College, Portland, OR(3))	ACICS	2014

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL)	ACICS	2017
Pasadena, CA (Sanford-Brown College, Dearborn, MI(3); Grand Rapids, MI(3); Hillside, IL; Indianapolis, IN(3); Phoenix, AZ; Tinley Park, IL(3); and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	ACICS	2017
Portland, OR (Tucker, GA; Mendota Heights, MN)	ACICS	2014
San Francisco, CA	ACCSC/ACICS	2015
Scottsdale, AZ (includes Online) (Miramar, FL(4); Cambridge, MA;
Las Vegas, NV)	ACCSC/	2015
	ACICS	2014

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	HLC	2018

Missouri College
Brentwood, MO	ACICS	2014

Sanford-Brown College
Atlanta, GA (Austin, TX; Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; New York, NY; Trevose, PA)	ACICS	2014
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	ACICS	2014
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	ACICS	2017
Farmington, CT	ACICS	2014
Fenton, MO (St. Peters, MO)	ACICS	2017
McLean, VA	ACICS	2015

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ and Tampa, FL)	ACICS	2015
Pittsburgh, PA (Wilkins Township, PA)	ACICS	2014
White Plains, NY	ACICS	2017

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI(3))	ACICS	2014

(1)	Below is a key to the accreditation abbreviations used in the above table:
a.	ACCSC—Accrediting Commission of Career Schools and Colleges
b.	ACICS—Accrediting Council for Independent Colleges and Schools
c.	MSCHE—Middle States Association of Colleges and Schools, Commission on Higher Education
d.	HLC—North Central Association of Colleges and Schools, Higher Learning Commission
(2)	Status as of February 14, 2014. Institutions seek renewal of accreditation during the year noted.
(3)	These campuses have completed their teach-out as of the filing of this annual report on Form 10-K with U.S. Securities and Exchange Commission (“SEC”).
(4)	ACCSC accreditation for the Miramar branch campus expires in 2016.

Programmatic Accreditation

In addition to the institutional accreditations described above, a number of our institutions have specialized programmatic accreditation for particular educational programs. Many states and professional associations require professional programs to be accredited, and require individuals who must pass professional license exams to have graduated from accredited programs. Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by ED, assists graduates to practice or otherwise secure appropriate employment in their chosen field. In addition to programmatic accreditation, some states have licensing boards which regulate who in a state is licensed to practice in a given profession.

Programmatic accreditation has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

PROGRAMMATIC ACCREDITATION TABLE(1)

Accreditor	Campus	Program Accredited
Accreditation Council for Business Schools and Programs	American InterContinental University: Atlanta, Houston, Online and South Florida; Colorado Technical University: Colorado Springs, Denver, Pueblo and Sioux Falls	Business programs

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering

Accrediting Bureau of Health Education Schools	Sanford-Brown: Ft. Lauderdale, Houston, Houston North Loop, Iselin, New York, Skokie and St. Peters	Surgical technology

American Culinary Federation Education Institute	Le Cordon Bleu College of Culinary Arts: Atlanta, Austin, Chicago, Las Vegas, Los Angeles, Miami, Minneapolis/St. Paul, Orlando, Portland, San Francisco and Scottsdale	Culinary arts

American Culinary Federation Education Institute	Le Cordon Bleu College of Culinary Arts: Atlanta, Chicago, Las Vegas, Los Angeles, Minneapolis/St. Paul, Orlando, Portland, Scottsdale, Seattle and St. Louis	Pastry and baking

Accreditor	Campus	Program Accredited

American Dental Association Commission on Dental Accreditation	Missouri College	Dental assisting

American Dental Association Commission on Dental Accreditation	Briarcliffe College; Missouri College; Sanford-Brown: Dallas, Ft. Lauderdale and Jacksonville	Dental hygiene

American Society of Health Systems Pharmacists	Sanford-Brown: Cleveland, Dallas, Ft. Lauderdale, Garden City, Houston, Iselin, Jacksonville, New York, Phoenix and Tampa	Pharmacy technician

American Veterinary Medical Association	Sanford-Brown: Austin, Ft. Lauderdale, Grand Rapids, Jacksonville, Pittsburgh, Portland, St. Peters and Tysons Corner	Veterinary technology

CAAHEP-Medical Assisting Education Review Board	Colorado Technical University, Sioux Falls (2)	Medical assistant

CAAHEP-Accreditation Review Committee on Education in Surgical Technology and Surgical Assisting	Colorado Technical University: Denver and Pueblo; Sanford-Brown: Houston, Iselin and Wilkins Township	Surgical technology

CAAHEP—Committee on Accreditation of Educational Programs for the Emergency Medical Services Professions	Sanford-Brown, Fenton	Emergency medical technician

CAAHEP—Joint Review Committee on Education in Cardiovascular Technology	Sanford-Brown: Atlanta, Boston, Cleveland, Columbus, Dallas, Dearborn, Ft. Lauderdale, Hillside, Jacksonville, Phoenix and San Antonio	Cardiovascular sonography

CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown: Atlanta, Cleveland, Dallas, Dearborn, Fenton, Ft. Lauderdale, Garden City, Houston, Iselin, New York, Phoenix, Pittsburgh and White Plains	Diagnostic medical sonography

CAEP (TEAC)- Council for the Accreditation of Educator Preparation	American InterContinental University Online	Master of Education

Committee on Accreditation for Respiratory Care	Sanford-Brown: Fenton and Wilkins Township	Respiratory therapy

Accreditor	Campus	Program Accredited

Council for Interior Design Accreditation	American InterContinental University, Atlanta; Harrington College of Design; International Academy of Design & Technology: Detroit, Nashville and Tampa	Interior design

Joint Review Commission on Education in Radiologic Technology	Sanford-Brown: Cleveland, Fenton, Houston North Loop and Pittsburgh(3)	Radiologic technology

National Accrediting Agency for Clinical Laboratory Sciences	Sanford-Brown, Houston	Medical laboratory technician

Project Management Institute Global Accreditation Center	Colorado Technical University: Colorado Springs, Pueblo, Denver and Sioux Falls	Project Management

(1)	Status as of February 14, 2014.
(2)	On February 11, 2014, the Medical Assisting Education Review Board informed CTU Sioux Falls that it will recommend to CAAHEP that the program receive probationary accreditation.
(3)	The Radiographer program at this campus is on probationary status.

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

Employment Placement Rate Standards and Other Student Achievement Outcomes

One aspect of an institution’s operations monitored by accrediting agencies is student achievement, including employment placement rates of our graduates. Our national accreditors, some programmatic accreditors and some state licensing bodies require our campuses and/or programs to achieve minimum placement rates within specific time periods after students have graduated. Retention rates are another measure of student outcomes monitored by some of these bodies. Many agencies have increased standards for these outcome measurements over recent years. For example, ACICS (which accredits 68 of our campuses) transitioned from institutional placement rates to institutional and program-level placement rates for the 2011- 2012 reporting year. In addition, it has adjusted its placement rate standards for each of the 2011, 2012 and 2013 ACICS reporting years. For the period from July 1, 2012 through June 30, 2013 (the ACICS 2013 reporting year), the benchmark placement rate standard for programs and campuses was 70%, up from 64% for the 2012 reporting year. ACICS continued its tiered standard for the 2013 ACICS reporting year, but increased the minimum compliance standard from 47% to 60% and, as stated earlier, increased the benchmark standard from 60% to 70%.

ACICS-accredited institutions with placement rates less than 70% are subject to improvement plans, reporting requirements and potentially additional sanctions (for programs and institutions that fail to meet the 60% minimum compliance standard) intended to improve placement rates. For the 2013 reporting year, ACICS added to its annual student outcomes reporting process an opportunity for institutions meeting certain requirements to request a waiver from accreditation standards. For example, if more than 30% of a program’s graduates completed their program within six months of the end of the reporting period, an institution may request a mitigating circumstances waiver of accreditation standards and, if granted, is provided an additional period of time to report outcomes for that reporting year cohort. In addition, ACICS modified its definition of a placement in January 2013 to take into account the expansion of job opportunities available to students who graduate from career colleges, as well as to take into account the fact that many adult learners pursue a credential to improve their performance in their current job or to prepare for future career advancement, rather than to begin a new career or start a new job immediately upon graduation. The data reported for the 2013 reporting period include placements that meet the criteria of this modified definition.

ACICS’ retention rate standards for institutions are similarly applied and also increased for each of the 2011, 2012 and 2013 reporting years. For the 2013 reporting year, the minimum compliance standard for retention was 60% and the benchmark rate was 70%, an increase from the 2012 reporting year compliance and benchmark rates of 52% and 67%, respectively. In 2013, ACICS created a process by which institutions may request a waiver of accreditation standards if they fail to meet the retention rate benchmark. For example, if the students who withdrew before June 30th and returned to the institution or program by November 1st would have put the institution or program at or above the compliance threshold, then the institution may apply for a waiver. Similarly, if 50% or more of an institution’s students exhibit three or more of the Department of Education higher education risk factors (delayed enrollment, part-time status, working full-time, single parent, financially independent, has dependents or does not have a GED or high school diploma), the institution or program qualifies for a waiver of accreditation standards for retention rates.

On November 1, 2013, 15 of our 38 ACICS-accredited campuses that are not in teach-out (including satellite campuses that separately report to ACICS) reported institutional placement or retention rates below the ACICS benchmark standards of 70% for placement or 70% for retention for the ACICS 2013 reporting year, including three campuses that reported placement rates below the minimum compliance standard. These fifteen campuses also reported at least one rate below the applicable benchmark standard for the ACICS 2012 reporting year. We anticipate these institutions will remain subject to increased levels of accreditation oversight. This oversight includes, depending on the extent to which each campus fell below the ACICS benchmark standards, more detailed or frequent reporting requirements, the submission of an improvement plan, attendance at a workshop, participation in a consultation or additional requirements for new program and location approvals. Because this is the first year in which compliance levels for placement and retention were set at 60%, it is unclear what additional sanctions, if any, might be applied to institutions or programs that failed to meet the minimum compliance standard.

ACICS began evaluating placement and retention rates at the program level and applying associated remedial actions in 2012 using a tiered rate similar to that developed for institutional retention and placement rates. Approximately half of the programs at our ACICS-accredited campuses with at least ten students and graduates will be required to prepare a program improvement plan due to reported placement or retention rates for the ACICS 2013 reporting year that failed to meet the benchmark standard. This was also the case for the ACICS 2012 reporting year.

At the beginning of 2013, CEC owned nine institutions that were accredited by ACCSC as well as ACICS. Because of the complexities of dual accreditation (each accreditor has unique standards that may be in conflict with each other), CEC made the decision to voluntarily relinquish ACCSC accreditation at each of our Brown

College campuses as well as at our Sanford-Brown campuses in Pittsburgh and Wilkins Township (both in teach-out). Each of those institutions is accredited by ACICS, which is the accreditor recognized by ED as the institutions’ primary accreditor for Title IV Program purposes. In November 2013, our five campuses currently accredited by ACCSC filed annual reports with ACCSC for the 2013 reporting year, and 17 of the 38 programs reported for these campuses fell below the ACCSC benchmark for either placement rate or graduation rate. We therefore anticipate that ACCSC will require these institutions to provide ACCSC with improvement plans and to provide interim reports regarding the success of those plans. These five campuses were also subject to additional reporting requirements relating to placement and graduation rates and other student achievement outcomes in 2013.

We continue to remain focused on improving the placement of our graduates using the tools and outreach resources made available to career services advisors. Through increased interactions with local businesses, our campuses have enhanced their efforts to identify job opportunities and forge partnerships that improve employment outcomes for our students; however, the national unemployment trend and challenging local employment environment remains a concern. To the extent that we cannot place a sufficient percentage of students in the future to meet various requirements, including our institutional and programmatic accreditors’ minimum compliance standards, we may take further measures, including the teach out of programs.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees, diplomas, or certificates to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to extensive regulation in each state in which our schools are located, and in certain other states in which our schools operate or recruit students. Currently, each of our campuses is authorized by the states in which it is located.

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

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to, state authorization. The October 29, 2010 regulations require, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. In addition, the regulations included certain mandates for states to modify their licensure requirements for online institutions. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the October 29, 2010 regulations requiring proof of state approval for online education programs. On June 12, 2012, the United States Court of Appeals for the District of Columbia Circuit affirmed this portion of the District Court decision related to these state authorization requirements for distance education.

With state reauthorization already slated for negotiated rulemaking in 2014, it is possible that ED may attempt to reinstate their overturned regulation or a similar regulation. Our schools offering distance learning have submitted additional applications for licensures or exemptions for their distance learning programs and have received approval from a majority of those states. Some of our schools have elected to discontinue enrollment of students from certain states or in certain programs in lieu of obtaining licensure. Because many other institutions have submitted similar applications, turnaround times with some agencies have been protracted. State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear, and the interpretation of such regulations is generally left to the discretion of state employees or agents. In response to the proposed ED rules, certain states that did not regulate delivery of online courses and programs have enacted legislation or issued regulations that specifically address online educational programs, such as those offered by our schools, and may enact or issue regulations impacting the availability of exemptions from licensure in certain states or otherwise affect our schools’ operations.

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

Many of our students require assistance in financing their education. Our schools are approved to participate in the U.S. Department of Education’s Title IV federal aid programs. Our schools also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces, education benefits administered by the Department of Veterans Affairs and other alternative funding sources. Our schools that participate in federal and state financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

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

Federal Student and Parent Loans

ED’s major form of aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“Direct Loan”) Program. Direct Loans are loans made directly by the U.S. Government to students or their parents. The Direct Loan program offers Federal Direct Stafford, Federal Direct PLUS (which provides loans to parents of dependent students and to graduate or professional students, known as Parent PLUS and Grad PLUS), and Federal Direct Consolidation Loans. Prior to July 1, 2010, students attending CEC institutions utilized loans made under the Federal Family Education Loan Program (“FFELP”) in addition to Direct Loans. Under the Health Care and Education Reconciliation Act of 2010, new FFELP loans were no longer originated as of July 1, 2010. The law provided that after June 30, 2010 all federal student and parent loans may only be made through the Direct Loan program.

Direct Loans are loans made to our students directly from the federal government. Students who have demonstrated financial need may be eligible to receive a Direct Subsidized Loan, with ED paying the interest on this loan while the student is enrolled at least half-time in school. Students who do not demonstrate financial need may be eligible to receive a Direct Unsubsidized Loan. As part of the Budget Control Act of 2011, beginning July 1, 2012, graduate/professional students are no longer eligible for Direct Subsidized Loans and may only receive Direct Unsubsidized Loans. With Direct Unsubsidized Loans the student is responsible for the interest while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a Direct Subsidized Loan may also be eligible to receive a Direct Unsubsidized Loan.

A student is not required to meet any specific credit scoring criteria to receive a Direct Loan, but any student with a default on a prior loan made under any Title IV Program or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible. ED has established maximum annual and aggregate borrowing limits for Direct Subsidized / Unsubsidized Loans.

The Direct PLUS Loan Program, provides loans to either the parents of dependent students (Direct Parent PLUS) or to graduate students (Direct Grad PLUS). Parents and graduate students who have an acceptable credit history may borrow a Direct PLUS Loan to pay the education related expenses of a child who is a dependent (Direct Parent PLUS) or a graduate student (Direct Grad PLUS) enrolled at least half-time at our eligible schools. The amount of a Direct PLUS Loan cannot exceed the student’s cost of attendance less all other financial aid received.

The Federal Perkins Loan Program (“Perkins Loans”) is made from a revolving institutional Federal Perkins Fund account. The federal and institutional percentages of that account were determined by legislation in place at the time the institution received federal allocations. In 1993-94 and succeeding years, the educational institution’s contribution was at least one-third of the Federal Capital Contribution from ED. Each institution is responsible for award determination, disbursements, collections and servicing of the Federal Perkins Loans. Currently, only CTU participates in the Federal Perkins Loan program.

Federal Pell Grant and Federal Supplemental Education Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2013-14 maximum annual Pell Grant is $5,645. The FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per award year for the neediest students. Our institutions are required to provide matching funding for FSEOG awards that represent not less than 25% of the total FSEOG award to be received by eligible students. The matching may be accomplished through institutional, private and/or state funds.

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

The Post-9/11 GI Bill Yellow Ribbon expanded education benefits for veterans who have served on active duty on or after September 11, 2001, including reservists and members of the National Guard. As originally passed, the Post-9/11 GI Bill provided that eligible veterans could receive benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran was enrolled. In addition, veterans who were enrolled in classroom-based programs or “blended programs” (programs that combine classroom learning and distance learning) could receive monthly housing stipends, while veterans enrolled in wholly distance-based programs were not entitled to a monthly housing stipend. The provisions regarding education benefits for post-9/11 veterans took effect August 1, 2009. The Post-9/11 GI Bill also increased the amount of education benefits available to eligible veterans under the pre-existing Montgomery GI Bill. The legislation also authorized expansion of service members’ ability to transfer veterans’ education benefits to family members.

On January 4, 2011, President Obama signed the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) which amends the Post-9/11 GI Bill in several pertinent respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal grant aid, scholarships, institutional aid, fee waivers, and similar assistance) rather than the charges established by the institution, and it replaces the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2013 is $19,198. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment, and other education costs. In March 2012, the Department of Veteran Affairs changed the Yellow Ribbon Agreement to an open ended agreement.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at proprietary institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (MOU) was established as part of the revised DoD Instruction (DoDI) 1322.25, Voluntary Education Programs dated March 15, 2011. The MOU increases oversight of educational programs offered to active duty service members and conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Institutions were required to sign the MOU by March 30, 2012. After March 1, 2013 schools without a signed DoD MOU cannot enroll service members under the tuition assistance program until they have signed the MOU. Our institutions utilizing tuition assistance have signed DoD’s standard MOU.

In August 2013, DoD began incorporating the Principles of Excellence outlined in the President’s 2012 Executive Order into their current MOU. Refer to the section below for more information on the Principles of Excellence.

2012 Executive Order Regarding Military and Veterans Education Benefits

On April 27, 2012, President Obama issued an executive order regarding the establishment of Principles of Excellence for educational institutions receiving funding from federal military and veterans educational benefits programs, including those provided by the Post-9/11 GI Bill and Uniform Tuition Assistance Program of the DoD. The executive order requires DoD, the Department of Veterans Affairs and ED to establish and implement “Principles of Excellence” to apply to educational institutions receiving such funding. The goals of the Principles are broadly stated in the order and relate to disclosures of costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Various implementation mechanisms are included, along with the development and implementation of the “VA Shopping Sheet,” a standardized cost form with Federal aid information. These Principles could increase the cost of delivering educational services to our military and veteran students.

Alternative Student Financial Aid Sources

A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. The student, or the student and a co-borrower, must meet the credit criteria established by the financial institution to receive these loans. Each financial institution establishes its own credit criteria and loan limits. Students and co-borrowers generally can borrow an amount equal to the student’s cost of attendance less all other financial aid received. Currently, with the exception of a few regional markets, non-recourse loans are not available to students attending our institutions. In addition, CEC does not participate in any recourse loan programs. In November of 2012, Sallie Mae discontinued offering new non-recourse private student loans to students attending our schools. Sallie Mae has committed, however, to providing access to private loans for students actively attending such that they could continue to receive funding through the remainder of their program. Approximately 0.4% of our 2013 cash receipts came from private lending sources. We anticipate that no more than 0.2% of our 2014 cash receipts will come from these sources.

Due to tightening lending standards, in 2008 we began to offer funding alternatives for eligible students in place of a recourse program that had previously been provided by Sallie Mae. We decided to provide extended payment plans directly to certain students to ensure that they could finish their current educational programs with us and to allow new students the opportunity to attend our schools. In early 2011, we discontinued our internal extended financing program. As of 12/31/2013, we have approximately $2.3 million outstanding related to our extended payment plan programs as reflected in our current and non-current student receivables, net of allowance for doubtful accounts and deferred tuition revenue, on our consolidated balance sheet.

Increased Scrutiny of the Private, Postsecondary Education Sector

Over the past several years, Congress, ED, states, accrediting agencies and the media have increased their scrutiny on the private, postsecondary education sector. This includes a focus on issues surrounding student debt.

Various Congressional hearings and roundtable discussions have been held, beginning in June 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) and other Congressional members and committees regarding various aspects of the education industry. In July 2012, the HELP Committee released a report analyzing information requested from 30 companies operating proprietary schools (including us and other publicly traded companies providing proprietary postsecondary education services). The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services and are responsible for high levels of student debt and loan defaults, among other things, and called for increased disclosure of information about student outcomes at for-profit colleges and universities, as well as prohibiting institutions from using federal financial aid funding to market, advertise and recruit, among other things.

In addition, various members of Congress continue to propose legislation that if adopted would affect our business. All of these activities may lead to adverse legislation, additional ED, state or accrediting agency regulations, additional negative media coverage or further federal or other investigations of the private, postsecondary education industry. Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Increased scrutiny of the for-profit postsecondary education sector by Congress, the President and various state and federal governmental agencies have resulted in adverse publicity and may lead to increased regulatory burdens and costs.”

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

By law, the HEA must be reauthorized by Congress every five years. The last full reauthorization took place in 2008, which means that the next reauthorization was due in 2013. Congress failed to pass an on-time reauthorization bill; therefore an automatic one-year extension to December 2014 is in place. After that, Congress must pass legislation to extend the act until a reauthorization can occur.

Both the U.S. Senate HELP committee and the U.S. House of Representatives Committee on Education and Workforce have begun the foundational work and hearings focusing on various aspects of the HEA reauthorization bill. Increased scrutiny of the private, postsecondary education sector could lead to significant regulatory changes in connection with the upcoming reauthorization of the HEA.

The agencies that regulate our schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. For example, in March of 2013, ED issued a “Dear Colleague Letter” pertaining to the implementation of a new requirement for institutions to review attendance and grade records for students who appear to have unusual postsecondary institution enrollment history. Additionally, in May 2013, as a result of a provision included in the Moving Ahead for Progress in the 21st Century Act (P.L. 112-141), ED issued interim final regulations limiting the Direct Subsidized Stafford Loan eligibility. The Act limits the timeframe that a student may borrow to no more than 150% of the published length of their educational program. These new regulations have required us to change certain of our business practices, and incur costs of developing and implementing changes in operations. Additional regulatory initiatives by ED or other agencies that regulate our schools could have similar significant impacts on our business and costs of compliance.

In addition to the regulations, ED routinely issues “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas, and does not make any changes to the regulations. ED has issued numerous Dear Colleague Letters to provide further information on other Title IV, HEA provisions including the new 150% subsidized limitation (discussed above). ED created a website specifically dedicated to providing information on the 150% subsidized limitation and can be found at http://ifap.ed.gov/150PercentDirectSubsidizedLoanLimitInfo/index.html.

Pending Regulatory Initiatives

In April 2013, ED announced its intention to establish one or more negotiated rulemaking committees to propose additional new regulations under the HEA. ED held four public hearings in May and June 2013, at which interested parties suggested issues that should be considered for action by the negotiating committees. In June, September and November of 2013, ED announced that it would be establishing three new negotiated rulemaking committees: one to address gainful employment in a recognized occupation (See Gainful Employment section below), one to address campus safety and security reporting and disclosure based on the reauthorization of the Violence Against Women Act of 2013, and one to address program integrity and improvement.

On November 1, 2013, final rules addressing student loan issues were released and will take effect July 1, 2014. These final regulations include changes to the Direct Loan program and other rules to make the Title IV loan programs more consistent. Specifically, these final rules implement changes to the Direct Loan regulations as a result of the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152) which requires all new Stafford loans on or after July 1, 2010 to be from the Direct Loan Program. Conforming changes were made to the FFELP regulations as well as removing FFELP references in the Direct Loan regulations. Finally, these rules also strengthen and clarify provisions of the Federal Perkins, FFEL and Direct Loan Programs related to deferment, forbearance, loan cancelation, rehabilitation of defaulted loans, administrative wage garnishment and satisfactory repayment arrangements. We do not expect these rules to have a material effect on our business.

Gainful Employment

The HEA includes two definitions of an Institution of Higher Education, with the first definition specifying that only non-profit institutions are eligible to participate in all programs defined by the HEA and the second allowing proprietary and other institutions to participate only in Title IV of the HEA. The definition of proprietary schools includes the descriptor that these institutions provide educational programs that lead to “gainful employment in a recognized occupation.” Historically, neither Congress nor the Department of Education sought to define the term “gainful employment” in statute or regulation. In the absence of any statutory change, ED sought to define the term for the first time and on October 29, 2010 and June 13, 2011, the Department published final regulations to define the term, gainful employment. However on June 30, 2012 two significant sections of the rule were vacated by the U.S. District Court for the District of Columbia. Only the disclosure requirements created by the new gainful employment regulations remained in place. These rules require proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate and median loan debt of program completers beginning July 1, 2011. These disclosures have increased our administrative burdens and costs and could impact student enrollment, persistence and retention.

In June 2013, ED announced its intention to form a new negotiated rulemaking committee to again prepare proposed regulations to define “gainful employment in a recognized occupation.” The committee met three times in 2013 to negotiate the proposed rules. At their final meeting in December 2013, the committee failed to reach consensus on the proposed rules. As a result, ED is free to develop their own regulatory language, within the constraints of the Administrative Procedures Act that requires, among other things, for the regulation to be a “natural outgrowth” of the notice of proposed rulemaking reviewed by the community at large and contemplated by the negotiated rulemaking panel. A notice of proposed rulemaking is expected to be released in early 2014, with final rules expected no later than November 1, 2014 with changes to be effective on July 1, 2015.

We cannot predict the future content of the gainful employment regulations. To the extent that the new regulations are revised to retain provisions that were proposed during the negotiations, they could adversely affect the eligibility of the programs we offer and our business could be materially and adversely impacted.

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

“90-10 Rule”

Under a provision of the HEA commonly referred to as the “90-10 Rule,” any of our schools or Office of Postsecondary Education Identifier numbers (“OPEIDs”) that, on modified cash basis accounting, derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. If an OPEID does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in the Title IV Programs for at least two fiscal years. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. If the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students was increased by $2,000. The HEOA provided temporary 90-10 Rule relief from this increase by permitting institutions to count the additional $2,000 in Stafford loans dispersed before July 1, 2011 as revenue not derived from Title IV Programs. The expiration of the temporary relief in the HEOA with respect to unsubsidized Stafford loans as of July 1, 2011 and several other factors have adversely affected our schools’ 90-10 Rule percentages in 2012 and 2013, including the increase in Title IV Program aid availability, budget-related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped schools in our industry to comply with the 90-10 Rule.

We have implemented various measures intended to reduce the percentage of our institution’s cash basis revenue attributable to Title IV Program funds, including emphasizing employer-paid and other direct-pay education programs; the use of externally funded scholarships and grants; increased emphasis on programs supported under the Workforce Investment Act and other employment-based programs administered by ED; counseling students to carefully evaluate the amount of necessary Title IV Program borrowing; and, for certain campuses, increasing the level of accredited non-Title IV programs in our schools.

The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix, and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. Changes in, or new interpretations of, the technical aspects of the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule.

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

For our 2013 fiscal year, as it relates to those OPEIDs that are not in teach-out, our preliminary review results in none of our OPEIDs exceeding the 90% limit. However, on February 11, 2014, we notified ED that our preliminary review identified four of our transitional OPEIDs (institutions that are currently in teach-out), including SBC Farmington, SBC Boston, SBC Tysons Corner, and SBC Fenton (representing five campus locations), that are expected to exceed 90% in 2013. It is our expectation that two of these OPEIDs will complete their teach-out activities in 2014 and the remaining two OPEIDs will complete their teach-out activities in 2015. We anticipate that these four institutions will not exceed 90% for a second year prior to their closure. While ED has broad discretion to impose additional sanctions on institutions that fail the 90-10 Rule limit, there is only limited precedent available to predict what those additional sanctions might be, particularly in the current regulatory environment.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high,” for additional information regarding risks relating to the 90-10 Rule.

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. This is determined by an institution’s cohort default rate which is calculated on an annual basis as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The applicable cohort default rate for each cohort has been the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by ED approximately 12 months after the end of the measuring period. Thus, in September 2013, ED published the two-year cohort default rates for the 2011 cohort, which measured the percentage of students who first entered into repayment during the federal fiscal year ended September 30, 2011 and defaulted prior to September 30, 2012. The 2011 cohort was the last cohort to be measured under the two-year period. As discussed below, the measurement period for the cohort default rate is transitioning to three years starting with the 2009 cohort. The three-year cohort default rates for the 2009 and 2010 cohorts were also published by ED in September 2012 and 2013, respectively.

Under both the two year and three year measurement period, if an educational institution’s cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, all of our institutions have implemented a 30-day delay for such disbursements.

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

None of the CEC institutions exceeded the 25% threshold for the 2011 official cohort under the final two-year measurement. The consequences applicable to two-year cohort default rates ceased at the end of the 2013 calendar year for the 2011 cohort.

As mentioned above, the cohort default rate requirements were modified by the HEOA enacted in August 2008 to increase by one year the measuring period for each cohort. In September 2013, ED published the official three-year cohort default rates for the 2010 cohort. This was the second year of official rates under the three year measurement period. Beginning with the 2009 cohort, if an institution’s three-year cohort default rate exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. One of our institutions, Sanford-Brown College in McLean, VA, had a three-year rate in excess of 30% for the 2009 and 2010 cohorts. During December 2012, we announced that we will be teaching out that campus which is expected to be complete by December 2015. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV Programs. No other CEC institution has exceeded the 30% threshold for the 2009 or 2010 official cohorts under the three-year measurement.

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

•

Three consecutive years test. If the institution’s three-year cohort default rate exceeds 30% (an increase from the 25% threshold that was applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV Programs.

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

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our schools could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if their student loan cohort default rates are greater than the standards set by ED,” for additional information regarding risks relating to cohort default rates.

In September 2013, ED released the second official three-year cohort default rates for the 2010 cohort. A listing of the official 2010, 2009 and trial 2008 three-year cohort default rates, as well as the 2009-2011 two-year cohort default rates, for each of our main and additional (branch) campus locations for regulatory purposes is provided in the table below. The trial 2008 three-year cohort default rates are unofficial, were provided by ED for information only, and no sanctions will result from these rates. Further, because these 2008 rates are unofficial with no consequences, ED did not allow schools to challenge or appeal the rates and the data underlying them. In February 2014, ED released draft three-year cohort default rates for the 2011 cohort. These draft rates are unofficial and no sanctions will result from them, and therefore they are not provided in the table below. Our LCB Austin institution, which includes five Culinary Arts campuses which are not in teach-out, had a draft three-year rate in excess of the applicable standard for the 2011 cohort. Official three-year cohort default rates for the 2011 cohort are expected to be released in September 2014. We will continue to monitor the rates for all of our institutions.

COHORT DEFAULT RATE TABLE

	Cohort Default Rates
	3-year rate			2-year rate
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2010	2009	2008 (trial)	2011	2010	2009
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX)	23.2%	27.4%	21.5%	14.8%	14.1%	18.7%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	20.0%	21.5%	20.7%	12.6%	12.8%	14.3%

Brooks Institute
Ventura, CA (Santa Barbara, CA)	11.6%	16.1%	12.2%	7.2%	9.4%	10.6%

Brown College
Mendota Heights, MN (Brooklyn Center, MN)	15.4%	21.4%	12.8%	12.7%	8.5%	12.9%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	22.8%	25.0%	23.1%	13.1%	13.2%	16.4%

Harrington College of Design
Chicago, IL	13.6%	12.2%	12.0%	9.1%	7.7%	8.0%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Nashville, TN; Collins College, Phoenix, AZ)	26.8%	28.6%	22.6%	17.5%	15.3%	17.6%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts, Orlando, FL; Sanford-Brown College, Portland, OR)	26.8%	26.9%	20.2%	17.9%	17.0%	16.1%

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL)	29.7%	28.8%	22.0%	24.9%	18.7%	15.9%
Pasadena, CA (Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL; and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	26.7%	20.7%	14.9%	19.6%	16.2%	9.6%

	Cohort Default Rates
	3-year rate			2-year rate
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2010	2009	2008 (trial)	2011	2010	2009
Portland, OR (Tucker, GA; Mendota Heights, MN)	24.0%	23.9%	19.8%	15.1%	13.7%	12.0%
San Francisco, CA	25.1%	19.8%	15.4%	17.0%	15.7%	12.0%
Scottsdale, AZ (includes Online) (Miramar, FL; Cambridge, MA; Las Vegas, NV)	28.5%	26.4%	20.0%	18.0%	17.8%	12.2%

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	23.2%	28.3%	18.6%	19.6%	14.0%	18.1%

Missouri College
Brentwood, MO	19.0%	22.2%	20.0%	11.0%	10.4%	11.4%

Sanford-Brown College
Atlanta, GA (Austin, TX; Columbus, OH; Houston, TX; Houston North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; New York, NY; and Trevose, PA)	22.6%	28.4%	24.7%	13.6%	13.9%	18.5%
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	25.9%	26.3%	27.4%	20.5%	17.7%	14.2%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	19.4%	23.9%	27.2%	14.6%	10.5%	16.2%
Farmington, CT	21.7%	22.5%	28.5%	17.4%	14.6%	12.6%
Fenton, MO (St. Peters, MO)	23.5%	26.9%	20.9%	12.7%	14.0%	16.2%
McLean, VA	31.6%	31.5%	25.4%	17.9%	17.9%	18.9%

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL)	24.2%	27.5%	20.5%	15.1%	14.5%	16.7%
Pittsburgh, PA (Wilkins Township, PA)	26.6%	24.4%	15.4%	16.9%	14.6%	15.0%
White Plains, NY	27.1%	27.7%	22.1%	15.4%	21.8%	15.2%

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	26.2%	26.6%	18.6%	16.6%	17.5%	15.5%

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if a school undergoes a change in control or under other circumstances. ED also may apply the tests to the parent company of our schools, and to other related entities. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite scores. Our composite score for the consolidated entity for the year ended December 31, 2012 was 1.6, and our preliminary calculation for the year ended December 31, 2013 is 1.5, which are considered financially responsible without conditions or additional oversight. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity, Financial Position and Capital Resources,” for more information regarding our efforts to comply with ED’s standards of financial responsibility. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

The portion of tuition and registration fee payments received from students but not yet earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheets, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that we are not entitled to retain, pursuant to applicable federal and state law and accrediting agency standards and our refund policy. The amount of funds to be refunded on behalf of a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of the student’s withdrawal date. Such refunds typically result in a reduction to deferred tuition revenue and cash on our consolidated balance sheets, because generally, we do not recognize tuition revenue in our consolidated statements of (loss) income and comprehensive (loss) income until related refund provisions have lapsed.

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2013, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

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

When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by ED. Each of our acquired schools has undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis, per ED requirements, until such time that ED signs a new program participation agreement with the institution. Currently, none of our schools are subject to provisional certification status due to ED’s change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our common stock.

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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments

An institution participating in Title IV Programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. Many of these restrictions were the result of new regulations issued in October 2010 which became effective July 1, 2011. These restrictions required us to terminate certain compensation payments to our affected employees and to implement changes in contractual and other arrangements with third parties to change structures formerly allowed under ED rules, and has had an impact on our ability to compensate, recruit, retain and motivate affected admissions and other affected employees as well as on our business arrangements with third-party lead generators and other marketing vendors.

Further, ED’s laws and regulations regarding this rule do not establish clear criteria for compliance in all circumstances. If ED determined that an institution’s compensation practices violated these standards, ED could subject the institution to monetary fines, penalties or other sanctions.

Substantial Misrepresentation

The HEA prohibits an institution participating in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with ED. Under ED’s rules, a “misrepresentation” is any statement (made in writing, visually, orally or otherwise) made by the institution, any of its representatives or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive, and a “substantial misrepresentation” is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions’ employees or service providers may make statements that could be construed as substantial misrepresentations. If ED determines that one of our institutions has engaged in substantial misrepresentation, ED may revoke the institution’s program participation agreement, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV Programs; the institution could also be exposed to increased risk of action under the federal False Claims Act.

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

OTHER INFORMATION

Our website address is www.careered.com. We make available within the “Investor Relations” portion of our website under the caption “Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC. Information contained on our website is expressly not incorporated by reference into this Form 10-K.

Item 1A.	RISK FACTORS

Risks Related to the Highly Regulated Field in Which We Operate

Increased scrutiny of the for-profit postsecondary education sector by Congress, the President and various state and federal governmental agencies have resulted in adverse publicity and may lead to increased regulatory burdens and costs.

We and other for-profit postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General, the U. S. Department of Education, members and committees of Congress, various advocacy and lobbying groups and other parties have increasingly focused on various aspects of the education industry, including accreditation matters, student debt, student recruiting, student success and outcomes and other matters. For example, in July 2012 the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) released a report analyzing information requested from 30 companies operating proprietary schools (including us and other publicly traded companies providing proprietary postsecondary education services). The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services and are responsible for high levels of student debt and loan defaults, among other things, and called for increased disclosure of information about student outcomes at for-profit colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90-10 Rule to prohibit these institutions from receiving more than 85 percent of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements and other measures ostensibly to protect students and taxpayers. This increased scrutiny has led to negative publicity about these topics and we expect this to continue.

Various members of Congress and certain states have proposed legislation directed at the for-profit education sector, and current authorization of the HEA is due to expire at the end of 2014. The HELP Committee report, the increased scrutiny of the for-profit postsecondary education sector and the focus on U.S. debt levels and deficit spending could lead to significant regulatory changes in connection with the upcoming reauthorization of the HEA or otherwise, and many of these changes are likely to be adverse to postsecondary schools generally or for-profit schools specifically. Various groups continue to actively lobby state and federal regulators to adopt stringent rules selectively targeting for-profit schools. Further, these circumstances could also lead to additional federal or other investigations of the sector and third-party litigation alleging statutory violations, regulatory infractions or common law causes of action.

The further adoption of laws or regulations that limit our schools’ ability to attract new students or that reduce funding for federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our student population and revenue. Legislative action may also increase our administrative costs and require us to modify our practices or strategies in order for our schools to comply with applicable requirements.

If our schools fail to comply with the extensive regulatory requirements for school operations in the educational services industry, we could incur financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our schools.

We are subject to extensive federal and state regulation as a provider of postsecondary education. The applicable regulatory requirements cover virtually all phases of the operations of our schools, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions or openings of new institutions, additions of new educational programs, closure or relocation of existing locations and changes in corporate structure and ownership. ED is our primary federal regulator pursuant to the HEA.

A significant portion of our U.S.-based students rely on Title IV Programs, and we derive a substantial portion of our revenue and cash flows from Title IV Programs. For example, for the fiscal year ended December 31, 2013, approximately 90% of our U.S.-based students who were in a program of study at any date during that year participated in student aid and loans under Title IV Programs, which resulted in Title IV Program cash receipts recorded by the Company of approximately $807.5 million.

All of our schools participate in Title IV Programs and are subject to extensive regulation by ED, various state agencies and accrediting commissions. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and any of its branch campuses or additional locations. Each institution is assigned an identification number known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and other locations assigned to the institution’s OPEID.

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

If we are found to have violated any applicable regulations, standards or policies, we may be subject to the following sanctions, among others, imposed by any one or more of the relevant regulatory agencies or other government bodies:

•	imposition of monetary fines or penalties;

•	repayment of funds received under Title IV or other federal programs or state financial aid programs;

•	restrictions on, or termination of, our schools’ eligibility to participate in Title IV or other federal programs or state financial aid programs;

•	limits on, or termination of, our schools’ operations or ability to grant degrees, diplomas and certificates;

•	restrictions on, or revocation of, our schools’ accreditations;

•	limitations on our ability to open new schools or offer new programs;

•	costly investigations, litigation or other adversarial proceedings; and

•	civil or criminal penalties being levied against us or our schools.

In addition, findings or allegations of noncompliance may subject us to qui tam lawsuits under the Federal False Claims Act, under which private plaintiffs seek to enforce remedies on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit. We may also be subject to other types of lawsuits or claims by third parties. The costs of these proceedings may be significant and we may not have sufficient resources to fund any material adverse outcomes.

Any of the penalties, injunctions, restrictions, lawsuits or other forms of censure listed above could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we lose Title IV Program eligibility, we would experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.

ED rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

The U.S. Department of Education has promulgated a substantial number of new regulations in recent years that impact our business, including but not limited to compensation rules for persons engaged in certain aspects of admissions and financial aid, state authorization, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation” which became effective on July 1, 2011. These new regulations, known as the program integrity rules, have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs.

In 2013, ED announced negotiated rule-making initiatives on several matters, including gainful employment, state authorization of distance learning or online programs and underwriting standards for some student loans. See Item 1, “Business,” for information about gainful employment and state authorization regulations, how portions of prior regulations on these matters were invalidated by the courts and how these matters generally affect our business. The draft gainful employment regulations issued in 2013 include some provisions which are more restrictive than the terms of the prior gainful employment regulations. These and other future regulatory actions by ED or other agencies that regulate our schools are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes. As mentioned above, the HELP Committee report, the increased scrutiny of the private, postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the HEA, and many of these changes are likely to be adverse to postsecondary schools generally or proprietary schools specifically.

We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred over the past few years, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our schools, including the need to cease offering a number of programs.

A failure to demonstrate “financial responsibility” or “administrative capability” would have negative impacts on our operations.

All higher education institutions participating in Title IV Programs must, among other things, satisfy financial and administrative standards. Failure to meet these standards will subject an institution to additional monitoring and reporting procedures, the costs of which may be significant; alterations in the timing and process for receipt of cash pursuant to Title IV Programs; a requirement to submit an irrevocable letter of credit to ED in an amount equal to 10-100% of the Title IV Program funds that the institution received during its most recently completed fiscal year; or provisional certification for up to three years; depending on the level of compliance with the standards and ED’s discretion. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations,” for more information about the standards of financial responsibility and administrative capability and the alternative ways an institution may establish eligibility to continue to participate in Title IV Programs.

Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility scores. We may be required to seek further cost reductions, raise equity, sell additional assets or implement other significant changes to our business to remain compliant with the annual financial responsibility tests, and investment decisions, such as the use of our cash, may be impacted by our compliance efforts. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

If our schools fail to maintain financial responsibility or administrative capability, they could lose their eligibility to participate in Title IV Programs, have that eligibility adversely conditioned or be subject to similar negative consequences under accreditor and state regulatory requirements, which would have a material adverse effect on our business. In particular, limitations on, or termination of, participation in Title IV Programs as a result of the failure to demonstrate financial responsibility or administrative capability would limit students’ access to Title IV Program funds, which would materially and adversely reduce the enrollments and revenues of our schools.

Our schools could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if their student loan cohort default rates are greater than the standards set by ED.

To remain eligible to participate in Title IV Programs, our schools must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The applicable cohort default rate for each cohort is now the percentage of the students in the cohort who default on their student loans prior to the end of the two following federal fiscal years, which represents a three-year measuring period. If an educational institution’s cohort default rate exceeds the applicable standards, it may be required to delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers, establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate, be subject to provisional certification imposing various additional requirements for participation in Title IV Programs or, depending on the duration or magnitude of the compliance failure, cease participation in Title IV Programs. In September 2013, ED published the three-year cohort default rates for the 2010 cohort, and one of our institutions which is in teach-out had a three-year rate in excess of the applicable standard for the second year.

We believe maintaining cohort default rates in compliance with the standards will remain challenging due to the economic climate and changes in the manner in which student loans are serviced. All federal student loans have migrated to the Federal Direct Loan Program under which the federal government lends directly to students. This could adversely impact loan repayment rates and our schools’ cohort default rates if the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFELP.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – ‘Student Loan Default Rates,’” for more information about cohort default rates, ED’s standards and penalties applicable thereto as well as the change to federal servicing of student loans and the Company’s rates for each of its institutions.

If our student loan default rates approach applicable limits, we may be required to increase our efforts and resources dedicated to improving these default rates. In February 2014, ED released draft three-year cohort default rates for the 2011 cohort, and our LCB Austin institution, which includes five Culinary Arts campuses which are not in teach-out, had a three-year rate in excess of the applicable standard. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, we may not be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV Program funding if we experience an increase in our student loan default rates.

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

Our schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.

Any of our schools or OPEIDs may lose eligibility to participate in Title IV Programs if, on modified cash basis accounting, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under the 90-10 Rule, an OPEID that derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. In addition, if the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

Several factors have adversely affected our schools’ 90-10 Rule percentages in recent years, and we expect this negative impact to continue. We have implemented various measures intended to reduce the percentage of our institution’s cash basis revenue attributable to Title IV Program funds, but they have had only limited impact to date and there is no assurance that they will be adequate to prevent our schools’ 90-10 Rule percentages from exceeding 90% in the future. One such measure is delaying the disbursement and subsequent receipt of Title IV Program funds. During 2012, we delayed receipt of approximately $24.3 million of Title IV funds to help our institutions comply with the 90-10 Rule for fiscal 2012. We have adjusted tuition at several of our campuses for programs that are under pressure to comply with the 90-10 Rule, which could adversely affect our enrollment and our cohort default rates. The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by ED involving us could require a significant amount of resources.

On February 11, 2014, we notified ED that our preliminary review of our institutions’ 90-10 Rule percentages identified four of our OPEIDs which are in teach-out exceeding the 90% limit for our 2013 fiscal year. For our 2011 fiscal year, six of our OPEIDs (representing 16 campus locations) had 90-10 Rule percentages above 90%. Eleven out of the 16 campus locations that comprise these six OPEIDs are in the process of a teach-out or have been taught out as of December 31, 2013. The six institutions that exceeded the 90-10 Rule limit in 2011 were placed on provisional certification for two years in accordance with the rule’s requirements. ED has broad discretion to impose additional sanctions on institutions that fail the 90-10 Rule limit, but there is only limited precedent available to predict what those additional sanctions might be in the future, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as part of the provisional certification and the institutions’ continued participation in Title IV Programs. These conditions may include, among other things, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting. Should an institution be subject to provisional certification at the time that its program participation agreement expires, the effect on the institution’s recertification or its continued eligibility to participate in Title IV Programs pending recertification is uncertain. Two of the six institutions on provisional certification for 90-10 Rule percentages above 90% for 2011 have submitted applications for recertification due to program participation agreements which expired before the end of 2013.

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

Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for Title IV Programs or other adverse outcomes.

Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. In this regard, we have several pending audits, inquiries and claims against us, including ED’s Office of Inspector General audit of CTU and inquiries from ED, the SEC and various other regulators pertaining to our historical placement determination practices and related matters. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these pending matters.

It is possible for one or more of our employees to engage in non-compliant behavior or make statements that violate some aspect of the extensive regulations governing our schools and business despite our compliance programs. We have undertaken significant personnel and cost reductions to stabilize our business which could create resource constraints that may increase the likelihood of a compliance failure. From time to time, we identify compliance deficiencies that we must address and, where appropriate, report such deficiencies to ED. Such reporting, even in regard to a minor or inadvertent compliance issue, could result in a more significant compliance review by ED or even a full recertification review, which may require the expenditure of substantial administrative time and resources to address.

If the result of any pending or future proceeding is unfavorable to us, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those actions. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such actions are eventually determined to be without merit.

Any failure to comply with state laws and regulatory requirements, or new state legislative or regulatory initiatives affecting our schools, could have a material adverse effect on our student population, results of operations, financial condition and cash flows.

Our schools are subject to extensive state-level regulation and oversight by state licensing agencies, whose approval or exemption is necessary to allow an institution to operate and grant degrees or diplomas. State laws vary from state to state, but generally establish standards for faculty qualifications, the location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment and other operational and administrative procedures. Any failure of one of our schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs. State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our schools and require them to modify their operations in order to comply with the new regulations.

For example, in October 2010 ED issued new regulations which impose requirements on states with regard to their licensure and authorization of postsecondary institutions such as those operated by us. States that did not currently have an approval framework that met ED requirements had to modify their authorization and licensure requirements in order for them to maintain their eligibility to participate in Title IV Programs. State regulatory changes and approval and exemption processes can be lengthy and may be made more difficult and time consuming as a result of state budget challenges, increased pressures on states caused by new federal regulations and staffing shortages. These new requirements went into effect July 1, 2011 and required our schools to react quickly to a changing state regulatory landscape as they adapted to the new guidelines imposed by ED.

The October 2010 regulations also required that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the October 2010 regulations requiring proof of state approval for online education programs and this ruling was affirmed on appeal. In 2013, ED announced negotiated rule-making initiatives on several matters, including state authorization of distance learning or online programs. Our schools offering distance learning had already begun completing additional state applications for licensures or confirming exemptions for their distance learning programs prior to the partial invalidation of the October 2010 regulations, and we continued to process the applications that were submitted. State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear, and the interpretation of such regulations is generally left to the discretion of state employees or agents. In response to the new ED rules, many states that had not previously regulated delivery of online courses and programs have enacted legislation, regulations or interpretations of existing regulations to specifically address online educational programs, such as those offered by our schools.

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

Institutional Accreditation. In the U.S., accrediting agencies periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution’s educational programs qualify the school to participate in Title IV Programs. A number of our schools are in the process of, or soon will be, undergoing reviews by their accrediting agencies due to scheduled expiration of their accreditation in 2014, including AIU and multiple ACICS campuses. See Item 1, “Business – Accreditation and Jurisdictional Authorizations – Institutional Accreditation” and – “Compliance Monitoring by Accrediting Agencies.”

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

The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected school and its students. Such events and any related claims brought against us could have a material adverse impact on our business, reputation, financial condition, results of operations and cash flows.

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field and enable them to sit for certain required professional licensing exams. Those of our programs that do not have such programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have become a focus of attention by the Office of Inspector General and ED over the last few years. This focus may make the accreditation review process longer and potentially more challenging for all of our schools when they undergo their normal accreditation review processes. It may also be making the process by which ED evaluates and recognizes accreditors as appropriate Title IV gatekeepers similarly longer and more challenging. If an accreditor loses recognition by ED as an approved Title IV accreditor, the institutions it accredits would have only 18 months to become accredited by another accreditor in order to maintain Title IV eligibility. If an institution loses accreditation, or its accreditor loses ED recognition, it could experience increased operational costs and reduced enrollments, and each has the potential to materially adversely affect our business and results of operations.

Most of our campuses are required to achieve minimum placement standards which have been difficult to achieve.

Our national accreditors, some programmatic accreditors and some state licensing bodies require our campuses and/or programs to achieve placement rates of between 47.5% and 80% within limited time periods after students have graduated, and many of these standards have been increasing over recent years. During this protracted period of economic slowdown and high unemployment across the U.S., job prospects for many college graduates, regardless of the institution they attend or the degree they have earned, have been diminished as new graduates are facing increased competition from displaced workers with, in some cases, significant work experience. Many graduates, including those who have attended our institutions, have experienced a lengthening of the time it takes to obtain their first full-time, in-field job after graduation. We believe our placement rates have been and will continue to be adversely impacted by current economic conditions until there is improvement in the national and local unemployment rates and a higher rate of job growth. The various minimum placement standards required by our accreditors and state regulators generally do not fluctuate based on economic conditions, although they may take these factors into consideration when determining how to respond to campuses or programs that fail to maintain their minimum standards. In addition, there is a lack of clarity and uniformity in many instances regarding how a placement is defined by our accreditors and state regulators, which contributes to the difficulty and lack of certainty of being in compliance with these minimum placement standards.

Achieving minimum placement standards is dependent upon internal factors as well, such as the efforts of our career services personnel, our ability to provide adequate staffing to achieve desired results, program quality and the effectiveness of our strategies to improve placement rates.

For the ACICS 2013 reporting year, 15 of our 38 ACICS-accredited campuses that are not in teach-out are subject to increased levels of accreditation oversight because they fell below ACICS’ benchmark placement or retention rate standards, including three campuses that reported placement rates below the minimum compliance standard. For the 2013 ACICS reporting year, the minimum acceptable placement rate compliance standard increased from 47% to 60%, and the benchmark placement rate standard increased from 64% to 70%, which has made compliance with these standards more difficult. The Company’s five ACCSC-accredited campuses and many of our programmatically-accredited programs are also subject to additional reporting requirements relating to placement rates.

See Item 1, “Business – Accreditation and Jurisdictional Authorizations – Compliance Monitoring by Accrediting Agencies – Employment Placement Rate Standards and Other Student Achievement Outcomes,” for more information about the requirements applicable to our schools and our compliance therewith.

Failure to achieve minimum placement standards could result in a loss of accreditation or state regulatory approvals for the campus as a whole or for specific programs. We have had to cap enrollment in or teach-out certain programs due to low placement opportunities for graduates of those programs, and we may need to take these steps with respect to more programs and/or campuses if we are unable to place our graduates within the time frames required by the accreditors and states that regulate our institutions. These actions reduce our revenues and therefore could have a material adverse effect on our results of operations, cash flows and financial condition. These actions may also reduce student interest in our programs and/or campuses, which would further negatively impact our business.

We need timely approval by applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand our operations into or within certain states.

We are facing a period of extremely heightened regulatory scrutiny as discussed in other risk factors above. We believe regulatory agencies are generally seeing significant increases in the volume of requests as a result of the industry adjusting to the significant volume of new regulations and challenging economic circumstances which have affected students and schools. Regulatory capacity constraints have resulted in delays to various approvals our institutions are requesting. To open a new school or branch campus, or to establish a new educational program or substantive changes to existing programs, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally. Also, any adverse action taken by ED regarding its recognition of any accrediting agency that accredits our schools or programs could adversely impact our ability to open a new school or branch campus or establish new or changed educational programs. The threat of any adverse action by ED regarding its recognition of any of our accrediting agencies may impact the timing of our accrediting agencies’ review and decision whether to grant approval of our various requests, in particular in areas of current focus by ED. ED and applicable state and accrediting bodies must certify a new school or branch campus for it to be eligible to participate in Title IV Programs.

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

Enrollment of students at our schools is impacted by many of the regulatory risks discussed above and business risks discussed below, many of which are beyond our control. If the costs of Title IV loans increase and if availability of alternate student financial aid decreases, students may decide not to enroll in a postsecondary institution, including our schools. We could experience decreasing enrollments in our schools due to changing demographic trends in family size, overall declines in enrollment in postsecondary schools, job growth in fields unrelated to our core disciplines, immigration and visa laws, or other societal factors.

Reduced enrollments at our schools, for any of the reasons mentioned or otherwise, generally reduces our profitability and is likely to have a negative impact on our business, results of operation, financial condition and cash flows, which, depending on the level of the decline, could be material.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, or face increased regulatory actions or litigation, our financial condition and results of operations could be adversely affected.

We and certain of our current and former directors and executive officers have been named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our schools. These claims have included a securities class action claim captioned Ross, et al. v. Career Education Corporation, et al. (United States District Court for the Northern District of Illinois) claiming, among other things, that the defendants violated Section 10(b) of the Exchange Act by making material misstatements in and omitting material information from our public disclosures concerning our schools’ employment placement rates and compliance with accreditation standards. These claims have also included qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these and other matters. Additional actions may arise in the future.

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our schools. For example, the Chicago Regional Office of the Securities and Exchange Commission is conducting an inquiry pertaining to our previously reported internal investigation of student placement determination practices and related matters. In addition, we have received inquiries from attorneys general in 16 states, including a January 2014 collective inquiry by 12 states relating to potential non-compliance with applicable state laws and regulations by certain of our schools. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these and other matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects. For example, Congressional hearings and the continuing state attorneys general and Consumer Financial Protection Bureau (“CFPB”) investigations affecting proprietary schools may spur plaintiffs’ law firm or others to initiate additional litigation against us and other proprietary education providers.

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

We may be compelled to terminate programs or teach out additional campuses due to declining enrollments or regulatory considerations and may incur additional costs and expenses associated with past or future exit activities.

We may face excess capacity if student enrollments continue to decrease or if we decide to terminate the offering of certain programs. We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms in order to effectively manage capacity. We have in the past decided to teach out and cap enrollments in certain programs due to existing regulatory considerations such as minimum placement rate standards and the 90-10 Rule, as well as other factors. We have also made the decision to teach out certain campuses after evaluating a number of factors including, but not limited to: the overall performance of the campus including operating results, new student starts, placement opportunities in the local market, degree of market competition from both for-profit and not-for-profit schools and the existing lease obligation for the campus. In late 2012 and 2013, we announced plans to teach out approximately 30 campuses as part of our strategy to simplify the organization, including the decision to invest in a smaller number of ground-based campuses. Changes in the economy, regulatory environment or unavailability of Title IV Program funds may cause us to terminate additional programs or teach out additional campuses. All of these actions may contribute to significant decreases in enrollments in our continuing programs. Closing facilities or other exit activities involve costs and expenses which can be significant, and therefore affect profitability. For example, see Note 11 “Restructuring Charges” of the notes to our consolidated financial statements for a discussion of such costs in connection with the decisions made in 2012 and 2013 regarding campus closures and reductions in work force. Actual costs and expenses involved in closing facilities or other exit activities may be higher than expected and the benefits anticipated may be less due to a number of factors including unanticipated expenses in teaching out campuses and higher than expected lease exit costs.

We compete with a variety of educational institutions, and if we are unable to compete effectively, our student population and revenue could be adversely impacted.

The postsecondary education industry is highly fragmented and increasingly competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to proprietary institutions. Our competitors may have substantially greater brand recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. Our strategy to invest in a smaller number of brands within our Career Schools may impact our ability to compete effectively, including the potential difficulty of building brand awareness in markets where brand changes occur. We also expect to experience increased competition as more colleges, universities, and other postsecondary education providers increase their online program offerings. An increase in competition could affect the success of our recruiting efforts, or cause us to reduce our tuition rates and increase our marketing and other recruiting expenses, which could adversely impact our profitability and cash flows.

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

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names and deferred tax assets, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we may be required to record an impairment charge in the consolidated statements of (loss) income and comprehensive (loss) income. We determine the fair value of our trade names using a relief from royalty method which is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. To the extent the fair value of the trade name is less than its carrying amount, we record an impairment charge in the consolidated statements of (loss) income and comprehensive (loss) income. During 2013 and 2012, we recorded goodwill and trade name impairment charges of $14.7 million and $96.1 million, respectively, for our continuing operations (see Note 10 “Goodwill and Other Intangible Assets” of the notes to our audited consolidated financial statements). Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. However, should we encounter unexpected economic conditions or operational results or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including the estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other long-lived assets which could materially adversely affect our financial condition and results of operations.

Furthermore, we believe that our evaluation of deferred tax assets and the need for a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income. These estimates are susceptible to change and are dependent on events that may or may not occur. Our assessment of the need for a valuation allowance is material to the assets reported on our consolidated balance sheets and changes in any of the assumptions utilized in this assessment could result in a reduction to our deferred tax assets on our consolidated balance sheet if we determine it is more likely than not that our remaining deferred tax asset balances would not be realizable. In 2013, we recorded a valuation allowance in the amount of $72.2 million related to that portion of our deferred tax assets which we determined were not more likely than not to be realized, based upon the existing positive and negative evidence, most notably the Company’s three-year cumulative loss position. Future changes in circumstances that causes a change in judgment about the realizability of the deferred tax asset, could result in an increase or decrease to the valuation allowance recorded within the consolidated balance sheet as of December 31, 2013.

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our schools’ ability to attract and retain qualified faculty members and administrators. Many leadership positions within the Company have been transitioned over the last several years. This included the appointment of Scott W. Steffey as President and Chief Executive Officer in April 2013. Loss of key personnel in the future could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management’s attention to operations. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. Cost reduction measures due to declining enrollments, our recent operating losses and the negative publicity surrounding our industry may make it difficult to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us after any period they are contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract, integrate and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

Budget constraints in states that provide state financial aid to our students could adversely affect us and our student population by reducing available financial aid.

A significant number of states in which our schools operate face budget constraints that may reduce state appropriations in a number of areas including state student financial aid, but we cannot predict the amount or timing of any such reductions. State grant programs generally benefit our institution’s compliance with the 90-10 Rule. If state funding for our students decreases, our institutions’ compliance with the 90-10 Rule will be adversely affected, which could adversely impact our institutions’ eligibility for Title IV Programs. If our students are unable to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial condition, and cash flows. Increased state or federal support for public institutions and community colleges, resulting in increased competition for students, also could have a material adverse effect on our enrollments.

Our credit facility and letters of credit are cash-collateralized and therefore may impact our liquidity.

Effective December 30, 2013, we entered into a $70,000,000 revolving credit facility. The loans and letter of credit obligations under the credit facility are secured by 100% cash collateral. Cash generated by operations may continue to decrease due to lower student enrollments and operating losses. Further, any negative decisions in regulatory proceedings or other legal actions against us may reduce existing available cash balances. We therefore may have liquidity needs in the future which the credit facility will not meet. For example, we may not have the capacity to post required letters of credit we may need in the future for state licensing requirements, if we are required to satisfy ED’s standards of financial responsibility on an alternative basis or for other purposes due to insufficient cash available to provide security. If cash generated by operations and existing cash balances are insufficient in the future to support our cash requirements, we would need to pursue other sources of liquidity, if available, such as additional sources of credit which may be more expensive, issuance of stock to new investors or a sale of assets.

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

Many of our students, particularly in the healthcare programs we offer, require or desire professional licenses and certifications in order to obtain employment in their chosen fields. Many factors affect a student’s ability to become licensed, including whether the student’s program and institution are accredited by a particular accrediting commission or approved by a professional association or by the state in which the student seeks employment, and the student’s own qualifications and attainment. If one or more states, local governments or major employers deny licenses, certifications or employment eligibility to a significant number of our students due to factors relating to our institutions or programs, we could suffer reputational harm and declining enrollments in those institutions or programs, or face student claims or litigation that could negatively affect our revenues and results of operations.

Government regulations relating to the Internet could increase our cost of doing business or otherwise have a material adverse effect on our business.

The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or in foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and adversely affect enrollments.

We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our student may be vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks could evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. Because our services can be accessed globally via the Internet, we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

System disruptions and vulnerability from security risks to our online technology infrastructure could have a material adverse effect on our ability to attract and retain students.

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

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks hackers may target our networks. We may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. We cannot ensure that these efforts will protect our computer networks against security breaches despite our regular monitoring of our technology infrastructure security.

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

Any general decline in Internet use for any reason, including security or privacy concerns, cost of Internet service or changes in government regulation, could result in less demand for online educational services and inhibit growth in our online programs.

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

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to our marks as well as distinctive logos and other marks associated with our services. We cannot assure you that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights. Unauthorized third parties may attempt to duplicate the proprietary aspects of our curricula, online resource material and other content despite our efforts to protect these rights. Our management’s attention may be diverted by these attempts, and we may need to use funds for lawsuits to protect our proprietary rights against any infringement or violation.

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

Risk Related to Our Common Stock

The trading price of our common stock may continue to fluctuate substantially in the future.

Our stock price has declined substantially since mid-2011. The trading price of our common stock has and may fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors include:

•	general conditions in the postsecondary education field, including declining enrollments;

•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;

•	negative media coverage of the proprietary education industry;

•	changes in the student lending and credit markets;

•

the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews, inquiries and investigations, including the pending state attorneys general investigations and SEC inquiry in which we are involved, and any related adverse publicity;

•	failure of certain of our schools to meet minimum placement rates established by our schools’ accreditors;

•	failure of certain of our institutions to maintain compliance under the 90-10 Rule or with financial responsibility standards;

•	loss of key personnel;

•	our ability to meet or exceed, or changes in, expectations of analysts or investors, or the extent of analyst coverage of our company;

•	decisions by any significant investors to reduce their investment in us;

•	quarterly variations in our operating results;

•	price and volume fluctuations in the overall stock market, which may cause the market price for our common stock to fluctuate significantly more than the market as a whole; and

•	general economic conditions.

Further, the trading volume of our common stock is relatively low, which may cause our stock price to react more to these various and other factors and may impact an investor’s ability to sell their shares at the desired time at a price considered satisfactory. These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent an investor from selling shares at or above the price at which the investor acquired them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our campuses are located throughout the United States. Each of our campuses contains admissions and administrative offices and teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include cafeteria facilities, and utilize leased space to operate restaurants in conjunction with their culinary arts programs. Additionally, we have administrative facilities located primarily within the Chicagoland area.

Almost all of our campus and administrative facilities are leased. As of December 31, 2013 we leased approximately 5.0 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to 10 years. As of December 31, 2013, we leased approximately 0.7 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from two to five years. As of December 31, 2013, we owned approximately 0.1 million square feet of real property at the following campuses:

•	American InterContinental University and Sanford-Brown College, Houston, Texas

•	Le Cordon Bleu College of Culinary Arts in Chicago, Chicago, Illinois

See Item 1, “Business,” for a listing of our campus locations. The listing excludes schools that have been sold and campuses that have ceased operations and are reported within assets of discontinued operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of Common Stock
	High	Low
2013
First quarter	$4.22	$2.33
Second quarter	3.27	2.03
Third quarter	3.97	2.46
Fourth quarter	6.50	2.54

	High	Low
2012
First quarter	$12.41	$7.10
Second quarter	8.17	5.32
Third quarter	7.05	3.05
Fourth quarter	4.34	2.51

The closing price of our common stock as reported on the NASDAQ on February 14, 2014 was $5.87 per share. As of February 14, 2014, there were approximately 290 holders of record of our common stock.

We have never paid cash dividends on our common stock and have no plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. In addition, our credit facility limits the payment of cash dividends. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders.

We did not repurchase any shares of our common stock during the year to date ended December 31, 2013 except for shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of December 31, 2013, approximately $183.3 million was available under the stock repurchase program.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O Box# 30170, College Station, TX 77842-3170 or at their website www.computershare.com/investor.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2012				$183,296,772
January 1, 2013—January 31, 2013	—	$—	—	183,296,772
February 1, 2013—February 28, 2013	—	—	—	183,296,772
March 1, 2013—March 31, 2013	155,423	2.92	—	183,296,772
April 1, 2013—April 30, 2013	—	—	—	183,296,772
May 1, 2013—May 31, 2013	15,429	3.07	—	183,296,772
June 1, 2013—June 30, 2013	236	2.98	—	183,296,772
July 1, 2013—July 31, 2013	—	—	—	183,296,772
August 1, 2013—August 31, 2013	—	—	—	183,296,772
September 1, 2013—September 30, 2013	—	—	—	183,296,772
October 1, 2013—October 31, 2013	—	—	—	183,296,772
November 1, 2013—November 30, 2013	330	4.58	—	183,296,772
December 1, 2013—December 31, 2013	714	4.76	—	183,296,772

Total	172,132		—

(1)	Includes 172,132 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2013, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for CEC, the Standard & Poor’s 500 Index and an index of peer companies selected by CEC. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education, including: Apollo Education Group, Inc., Corinthian Colleges, Inc., DeVry Education Group Inc., ITT Educational Services, Inc., and Strayer Education, Inc. The performance graph begins with CEC’s $17.94 per share closing price on December 31, 2008.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2008 and assumes the reinvestment of all dividends.)

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of (loss) income and comprehensive (loss) income and statement of cash flows data set forth below for each of the five years ended December 31, 2013, 2012, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009, are derived from our audited consolidated financial statements. Prior period financial results have been recast to be comparable to current period reporting.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Selected Statements of (Loss) Income and Comprehensive (Loss) Income Data
Total revenue	$1,057,360	$1,344,880	$1,705,581	$1,916,991	$1,649,853
Operating expenses:
Educational services and facilities	406,285	489,858	544,708	547,947	518,325
General and administrative	774,432	851,757	881,735	1,023,073	864,937
Depreciation and amortization	68,640	74,737	76,387	62,676	59,040
Goodwill and asset impairment (1)	22,687	125,529	191,524	70,075	2,500

Total operating expenses	1,272,044	1,541,881	1,694,354	1,703,771	1,444,802

Operating (loss) income	(214,684)	(197,001)	11,227	213,220	205,051

Operating margin percentage	-20.3%	-14.6%	0.7%	11.1%	12.4%

Total other (expense) income	(6,656)	896	2,519	93	883

Pretax (loss) income	(221,340)	(196,105)	13,746	213,313	205,934
(Benefit from) provision for income taxes	(19,672)	(47,150)	42,457	71,396	75,763

(Loss) income from continuing operations	(201,668)	(148,955)	(28,711)	141,917	130,171

Income (loss) from discontinued operations, net of tax (2)	37,405	6,159	47,284	15,856	(48,952)

Net (loss) income	$(164,263)	$(142,796)	$18,573	$157,773	$81,219

Net (loss) income per share - basic:
(Loss) income from continuing operations	$(3.02)	$(2.24)	$(0.39)	$1.78	$1.52
Income (loss) from discontinued operations	0.56	0.09	0.64	0.19	(0.57)

Net (loss) income	$(2.46)	$(2.15)	$0.25	$1.97	$0.95

Net (loss) income per share - diluted:
(Loss) income from continuing operations	$(3.02)	$(2.24)	$(0.39)	$1.76	$1.51
Income (loss) from discontinued operations	0.56	0.09	0.64	0.19	(0.57)

Net (loss) income	$(2.46)	$(2.15)	$0.25	$1.95	$0.94

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents and short-term investments	$363,099	$274,638	$331,828	$332,208	$382,096
Student receivables, net (3)	39,858	61,017	60,263	66,480	71,377
Total current assets	460,017	543,561	610,478	626,525	634,768
Total assets	805,045	1,122,703	1,316,120	1,572,960	1,569,775

Liabilities:
Deferred tuition revenue	61,131	69,675	105,589	110,977	121,258
Total current liabilities	207,432	352,715	329,443	457,084	447,942
Total liabilities	349,661	510,913	510,029	638,423	647,730
Working capital	252,585	190,846	281,035	169,441	186,826

Treasury shares at cost (4)	(214,494)	(213,988)	(156,275)	(191)	(221,887)

Total stockholders’ equity	$455,384	$611,790	$806,091	$934,537	$922,045

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(85,804)	$(16,798)	$230,450	$272,259	$288,251
Net cash provided by (used in) investing activities	$166,866	$58,355	$(66,231)	$(92,808)	$(22,970)
Net cash provided by (used in) financing activities	$6,103	$(79,690)	$(163,043)	$(173,725)	$(225,482)
Capital expenditures	$(19,636)	$(37,944)	$(78,333)	$(127,283)	$(74,087)

(1)	See Note 8 “Property and Equipment” and Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of these impairment charges.
(2)	See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.
(3)	Student receivables, net includes both current and non-current balances.
(4)	In the fourth quarter of 2010, our Board of Directors adopted a resolution to retire approximately 15.1 million shares of our treasury stock. The retirement of our treasury shares effectively reduces the number of shares of common stock issued and also reduces the number of shares of our common stock held as treasury shares.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; International Academy of Design & Technology (“IADT”); Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges (“SBI” and “SBC,” respectively). Through our schools, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

During 2013, we completed the sale of our International Segment (see Note 3 “Dispositions” of the notes to our consolidated financial statements for further discussion). Accordingly, the results of operations for our International Segment are reported within discontinued operations. Our remaining six reporting segments are: CTU, AIU (comprises University Schools); Health Education, Culinary Arts, Design & Technology (comprises Career Schools); and Transitional Schools (see Note 18 “Segment Reporting” for additional information).

During 2013, we announced the teach-out of six additional campuses, including four campuses within Health Education and two campuses within Design & Technology. These campuses, which employ a gradual teach-out process and no longer enroll new students, are now included within the Transitional Schools segment. As schools within Transitional Schools complete their teach-out and cease operations, the results of operations for all periods presented will be reflected within discontinued operations. During 2013 we completed the teach-out of four campuses, SBC Hazelwood, SBI Landover, SBC Milwaukee and IADT Schaumburg; accordingly, the results of operations for these schools are now reported within discontinued operations.

All prior period results have been recast to reflect our reporting segments on a comparable basis.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2013 Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2013 OVERVIEW

Throughout 2013, we made significant progress in the turnaround of our organization despite a challenging market for our industry. The success of our students remains at the forefront of our strategy of Enroll, Educate and Place our students. Our efforts to return our organization to financial stability are aligned with student success. We continue to believe that earning a higher education degree or credential is a significant investment in a person’s future success and we are very aware that students are taking a more cautious approach to incurring education-related debt in a weak economy.

In addition to a highly successful and experienced Chief Executive Officer, Scott Steffey, joining the Company in April, new executive talent has been added to the Company at every level. Best practices from across the industry are being put in place throughout the Company, and bold strategic decision-making is reshaping and repositioning the Company in the marketplace. Several actions taken by management began to reverse negative trends in the latter part of 2013, and it is anticipated that these and other possible actions to come will significantly improve the performance of the Company in 2014 and beyond. A critical milestone was the recapitalization of the Company via the sale and transfer of control of its International Schools, which, along with other possible actions, management believes will provide needed capital to facilitate the turnaround of the Company.

For the year ended December 31, 2013, our revenue declined approximately 21% as a result of the overall 16% decline in total student enrollment as compared to the prior year. Excluding our campuses within the Transitional Schools segment, which no longer enroll new students, revenue declined approximately 16% and total student enrollment declined 9% as compared to the prior year. Additionally, for the year ended December 31, 2013, we reported an operating loss of $214.7 million as compared to an operating loss of $197.0 million in 2012. The current and prior year operating losses included a number of significant items, including: goodwill and asset impairment charges of $22.7 million and $125.5 million recorded in 2013 and 2012, respectively; legal settlements of $26.0 million recorded in 2013; severance and related costs of $6.2 million and $14.0 million recorded in 2013 and 2012, respectively and insurance recoveries of $19.0 million recorded in 2012. A number of these significant items result from decisions taken to reposition the Company for improving upon its commitment to students and a return to growth.

During the past year we continue to emphasize our key priorities related to enrolling, educating and placing our students. We are confident that the strategic actions we have taken coupled with our continued focus on student outcomes will enable us to return to growth and profitability. The actions we are taking also focus on addressing the challenges that continue to face the industry, including extended student decision making cycle times, increased competition across the industry and the continued uncertain regulatory climate.

2013 Progress

Over the course of 2013, new student enrollments and total student enrollments showed sequential improvement in the rate of decline for each quarter during the fiscal year due to increased student applications and an increase in the rate at which we convert prospective students to new student enrollments. Student applications are increasing due to changes made to student intake models and shifts in marketing strategies across our institutions.

In August, we reported application increases due to the above mentioned changes and noted that it would take a few months for the raise in application volume to translate into other improving metrics. In November, we further reported that management changes were having the predicted and desired operating improvements in several key areas. Negative trend reversal in new student recruitment occurred during the fourth quarter in most segments, along with significant improvement in other key operating metrics.

Operating expenses declined $269.8 million as compared to the prior year, primarily due to a variety of initiatives to lower our cost structure, including reorganizing our campus and corporate functions to align with lower student enrollments and leveraging technology resources to drive efficiencies across our organization.

Additionally, we renewed our credit facility during December 2013, entering into an amended agreement which expires June 30, 2016 and provides for a $70.0 million borrowing capacity under the new agreement. Any amounts borrowed and letters of credit obligations under the credit agreement are required to be secured with 100% cash collateral.

We took a number of steps throughout 2013 to improve operational efficiencies, including the reorganization of our Health Education and Design & Technology segments. During 2013, we laid the groundwork to begin merging the nationally accredited institutions within Health Education and Design & Technology to broaden program offerings and reduce the number of educational brands we are supporting. This consolidation will provide more options for our students and allow our career colleges to better adjust to the ebb and flow of local and national market needs. Additionally, operational efficiencies will result through alignment of academic calendars, market strategy efficiency and simplification of the organization and regulatory structure of these schools.

On December 3, 2013, we completed the sale and transfer of control of our International Schools to the private equity group, Apax Partners, for total consideration of $305.0 million, less certain distributions and adjustments prior to closing. We received proceeds of $276.5 million at closing and recorded a gain on sale for this transaction of $130.1 million which was offset by approximately $87.9 million of tax expense associated with the transaction. The tax expense associated with this transaction was largely offset with the tax benefit recognized in 2013 related to our domestic operating losses. We expect that this transaction will improve our options for accelerating growth, position us well to redeploy our assets to rebuild our domestic educational institutions and to consider other potential ventures while overall reducing the complexity of our business.

During 2013 we also announced the teach-out of six additional schools, including four Health Education campuses and two Design & Technology campuses. These additional six schools joined our Transitional Schools segment to be managed through their teach-out date to ensure that students are afforded the reasonable opportunity to complete their course of study before the campuses are ultimately closed. These campuses were selected based on various considerations, including enrollment, financial viability and employment opportunities for graduates in the local market. With these moves, we believe we now have the core campuses upon which we will stabilize our organization and return to growth. We anticipate that we will incur operating losses for all the campuses within the Transitional Schools segment of approximately $70.0 million for the year ending December 31, 2014, which includes an estimate for the remaining lease obligations charge that will be recorded once we exit each location. As of December 31, 2013, we have 30 campuses within the Transitional Schools segment, 20 of which are scheduled to complete their teach-out during 2014. The estimated operating losses associated with the 20 campus closures in 2014 is approximately $36.0 million, with the losses more heavily weighted in the first half of the year.

Our University Schools group, which includes both CTU and AIU, reported operating income of $57.9 million for 2013 while revenue decreased approximately 13% as compared to the prior year. New student enrollments declined 19% for 2013 from the prior year and total student enrollment decreased 9%. We believe that the current state of the economy and the uncertainty surrounding job prospects continues to impact many students’ decision to return to school and incur debt. We continue to analyze and implement operational changes to improve our student intake process, including new marketing campaigns and enhancements to our websites. These efforts are beginning to yield results as we are seeing positive trends in new student enrollments, with year-over-year declines growing smaller as we progressed through 2013. In addition, we are working to expand our pricing strategies with the objective of providing students with varying alternatives to completing their course of studies in an affordable and efficient manner. We are targeting to introduce these expanded offerings during 2014.

During 2013, our Career Schools reported a 21% decrease in revenue as compared to the prior year and collectively reported an operating loss of $162.2 million. Despite the overall operating loss, our Career Schools continue to show signs of stabilization. Overall new student enrollments were down 7% for 2013 as compared to the prior year. Student applications showed positive improvement in all three Career Schools segments as compared to the prior year and Health Education’s and Design & Technology’s student retention rates increased as compared to the prior year. New student enrollments continue to be impacted by challenging market conditions as well as a decline in the effectiveness of our processes to enroll a new student once they have applied to one of our institutions, particularly within our Culinary Arts segment. We are making progress establishing more effective enrollment processes to address this operational inefficiency. The leadership team within Career Schools continues to evaluate and focus on new student intake initiatives, new programs and reengineering efforts to make changes to enhance critical operations and academic processes across our Career Schools.

Finally, the 2013 results include a $72.2 million non-cash charge related to establishing a valuation allowance against a portion of the Company’s deferred tax assets. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, we determine it is more likely than not the deferred tax assets will not be realized within a period of time, we record a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result of our assessment, as of December 31, 2013, a valuation allowance of $72.2 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

Legal and Regulatory Updates

During 2013 we made progress in resolving a number of our regulatory and legal concerns. We reached an agreement with the New York Attorney General’s office for $10.5 million and also settled the shareholder derivative and securities litigation which is expected to be primarily funded through insurance proceeds. On January 24, 2014, we accepted a mediator’s proposal to settle multiple individual lawsuits which are part of the Vasquez matter and recorded an accrual for $15.5 million based on our estimate of the liability.

During January 2014, we were one of several companies to receive inquiries from thirteen state Attorneys General regarding our business practices, including the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. We intend to cooperate with the states involved in the inquiry.

We have sharpened our focus on the entire student experience over the past two years with an emphasis placed on adherence to legal, regulatory and accreditor requirements. This focus is evident in our improved placement rates. For the 2013 reporting year, 23 of our 38 ACICS-accredited ongoing campuses (including satellite campuses that separately report to ACICS) reported institutional placement or retention rates above the ACICS benchmark standards of 70% for both placement and retention. Three of the fifteen campuses that were below the 70% threshold reported placement rates below the minimum compliance standard. These fifteen campuses also reported at least one rate below the applicable benchmark standard for the ACICS 2012 reporting year. We anticipate these institutions will remain subject to increased levels of accreditation oversight which includes, depending on the extent to which each campus fell below the ACICS benchmark standards, more detailed or frequent reporting requirements, the submission of an improvement plan, attendance at a workshop, participation in a consultation or additional requirements for new program and location approvals. Because this is the first year in which minimum compliance levels for placement and retention were set at 60%, it is unclear what additional sanctions, if any, might be applied to institutions or programs that failed to meet the minimum compliance standard.

In June 2013, ED announced its intention to form a new negotiated rulemaking committee to again prepare proposed regulations to define “gainful employment in a recognized occupation.” The committee met three times in 2013 to negotiate the proposed rules. At their final meeting in December 2013, the committee failed to reach consensus on the proposed rules. As a result, ED is free to develop their own regulatory language, within the constraints of the Administrative Procedures Act that requires, among other things, for the regulation to be a “natural outgrowth” of the notice of proposed rulemaking reviewed by the community at large and contemplated by the negotiated rulemaking panel. A notice of proposed rulemaking is expected to be released in early 2014, with final rules expected no later than November 1, 2014 with changes to be effective on July 1, 2015. We cannot predict the future content of the gainful employment regulations. To the extent that the new regulations are revised to retain provisions that were proposed during the negotiations, they could adversely affect the eligibility of the programs we offer and our business could be materially and adversely impacted. See Item 1, “Business,” for more information about ED’s earlier attempt to develop a regulatory definition for gainful employment, how portions of prior regulations on these matters were invalidated by the courts, and how these matters generally affect our business.

In addition, the U.S. Congress must periodically reauthorize the Higher Education Act, which governs Title IV Programs. The current reauthorization is set to expire in December 2014. Increased scrutiny of the private sector higher education industry could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act.

Lastly, we have calculated our preliminary financial responsibility ratio which is required to be submitted to ED on an annual basis. Our preliminary calculation for the year ended December 31, 2013 is 1.5, which is considered financially responsible without conditions or additional oversight. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite scores. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations,” for more information about the standards of financial responsibility and administrative capability and the alternative ways an institution may establish eligibility to continue to participate in Title IV Programs, and our discussion below in “Liquidity, Financial Position and Capital Resources” about our efforts to monitor compliance with these standards. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

2014 Outlook

As we exit 2013, we have made significant progress towards developing and implementing a business model and cost structure that is aligned with lower total enrollment across all of our institutions and the closing of selected campuses. We recorded an additional $6.2 million of severance and related costs during 2013 related to our restructuring and reengineering initiatives that began in 2012. As a result of all of our initiatives, we expect to realize up to $75.0 million of additional cost savings for 2014; which is incremental to the more than $200.0 million in lower expenses reported in 2013. We continue to assess our overall cost structure to identify improvements, without negatively impacting our student’s experience.

In addition, we reported improvements in certain operational metrics in the fourth quarter of 2013 which resulted from changes made across our operations. The following fourth quarter year over year improvements, excluding our Transitional schools, include:

•	New student enrollment growth for CTU (4%), Health Education (21%) and Design & Technology (12%);

•	a 49% improvement in the rate at which we convert a prospective student to a new student enrollment, cumulatively reflecting improvement across all segments;

•	higher student applications across all segments with a 38% overall improvement;

•	slight improvement in retention rates company-wide; and

•	a 2% reduction in new student acquisition costs.

As we enter 2014, we are encouraged by these metrics, which further illustrate the progress that was made in the second half of 2013. Additionally, we expect Culinary Arts total student enrollments to improve as we mark the one-year anniversary in April 2014 of the re-introduction of the associates program. Overall, for 2014, we are expecting modest new student enrollment growth. This coupled with further cost optimization, including lower average enrollment costs and the closure of 20 schools within Transitional Schools, is expected to position the Company well for long-term growth and a return to profitability.

Effective January 2014, we have changed our segment reporting to align with the manner in which we are now managing our business. Our reportable segments will be CTU, AIU, Career Colleges, which is the combination of our previously reported Health Education and Design & Technology segments, Culinary Arts and Transitional Schools.

Also beginning in 2014, we have implemented a one-time AIU Milestone grant for new students beginning their studies at AIU. This grant provides an important incentive to improve the persistence of students beyond their first term. The AIU Milestone Grant is a one-time grant that rewards students for completing their first term and beginning their second term, and is equal to the cost of a student’s first class. This grant properly aligns our interest in rewarding and incentivizing our university students to complete their studies.

We continue to rollout our intellipath adaptive learning platform during 2014. We had previously piloted certain adaptive learning courses within our CTU and AIU institutions and based on positive metrics reported by both student and faculty from the pilots, we have continued to implement this platform broadly within our University institutions, including orientation courses. Our Career Schools began to pilot this technology in general education courses and will continue the rollout during 2014 to a greater number of courses. Based on positive results experienced to date, we continue to believe this technology will have a positive impact on student learning which we expect will lead to better overall performance for our schools.

We have enhanced our student orientation process by integrating our intellipath tool to help students assess if the program and school they choose are right for them, before beginning any coursework. The new program provides a better and more engaged experience for students with enhanced content, an online classroom environment, exposure to intellipath adaptive learning and a dedicated resource for students to guide and assist them through the process. We are utilizing technology in conjunction with specialized faculty and student services to make the process better, more personalized and more effective for students. With the implementation of this new process, we will be phasing out our previous student readiness program.

2013 was a year of many positive changes throughout the organization and excellent progress was made towards executing upon our turnaround strategy. While 2014 will remain challenging from a market perspective, we expect that our efforts from 2013 will begin to come to life in 2014 as our core business takes a meaningful step forward in improving results while at the same time we significantly wind down our Transitional Schools segment.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2013, 2012, and 2011. Results for the prior period have been reclassified to be comparable to the current year presentation (dollars in thousands):

	For the Year Ended December 31,
	2013	% of Total Revenue	2012	% of Total Revenue	2011	% of Total Revenue
TOTAL REVENUE	$1,057,360		$1,344,880		$1,705,581

OPERATING EXPENSES
Educational services and facilities (1)	406,285	38.4%	489,858	36.4%	544,708	31.9%
General and administrative (2):
Advertising	272,012	25.7%	301,954	22.5%	276,262	16.2%
Admissions	135,416	12.8%	168,939	12.6%	180,272	10.6%
Administrative	339,363	32.1%	342,915	25.5%	374,502	22.0%
Bad debt	27,641	2.6%	37,949	2.8%	50,699	3.0%

Total general and administrative expense	774,432	73.2%	851,757	63.3%	881,735	51.7%
Depreciation and amortization	68,640	6.5%	74,737	5.6%	76,387	4.5%
Goodwill and asset impairment	22,687	2.1%	125,529	9.3%	191,524	11.2%

OPERATING (LOSS) INCOME	(214,684)	-20.3%	(197,001)	-14.6%	11,227	0.7%

PRETAX (LOSS) INCOME	(221,340)	-20.9%	(196,105)	-14.6%	13,746	0.8%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(19,672)	-1.9%	(47,150)	-3.5%	42,457	2.5%

Effective tax rate	8.9%		24.0%		308.9%

LOSS FROM CONTINUING OPERATIONS	(201,668)	-19.1%	(148,955)	-11.1%	(28,711)	-1.7%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	37,405	3.5%	6,159	0.5%	47,284	2.8%

NET (LOSS) INCOME	$(164,263)	-15.5%	$(142,796)	-10.6%	$18,573	1.1%

(1)	Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: salaries and benefits of faculty, academic administrators, and student support personnel, and costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.
(2)	General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

Revenue

All of our segments reported a decline in revenue as compared to the prior year. This decline was driven by approximately 25% fewer students enrolled within our institutions as of the beginning of the year and approximately 22% fewer new student enrollments across our institutions in 2013 as compared to 2012. Excluding the impact of Transitional Schools, whose revenues were down $95.0 million as compared to the prior year, we had approximately 15% fewer new student enrollments in 2013 when compared to 2012. In addition, our institutions implemented certain operational changes during 2013 that have, in the short-term, negatively impacted our new student enrollments, including certain programs which we had established to enable students to assess their readiness to commit to enrolling in college-level courses. Finally, we have experienced certain operational execution issues related to student intake and orientation that have negatively impacted the rate at which students are converted from prospective applicants to new enrollments. The Company is actively addressing these issues. We expect, however, that these changes will positively impact student outcomes as enrolled students have more awareness of the tools and rigor of the educational program that they are enrolled in.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to the prior year is primarily driven by lower academic costs, most notably faculty and bookstore costs. The decrease in faculty and bookstore costs is caused by a combination of factors, including lower student enrollment across all of our institutions, our initiative to implement self-published textbooks and procurement renegotiations for books and supplies. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. As a percentage of revenue, educational services and facilities expense increased slightly as compared to the prior year primarily due to fixed costs, most notably occupancy costs.

General and Administrative Expense

General and administrative expenses have decreased as compared to the prior year mainly due to lower admissions and advertising expenses. Admission costs have decreased primarily in salary and related expenses due to headcount reductions made in response to decreasing enrollments as well as Transitional Schools no longer enrolling new students. The lower advertising expense is substantially related to the Transitional Schools segment which was partially offset with increased advertising spending within our Career Schools segments in certain marketing channels to generate additional new student lead volume. In addition, severance and related costs of $6.2 million and $14.0 million were recorded for the years ended December 31, 2013 and 2012, respectively, primarily within general and administrative expense as a result of the reduction in force to reorganize our campus and corporate functions to common operating structures and to better align with the current student enrollment and school closure announcements carried out late 2012 and 2013.

Administrative expense was negatively impacted by $15.5 million and $10.5 million of expenses related to the pending settlement and settlement of legal matters, recorded within Culinary Arts and primarily Health Education, respectively. The prior year administrative expense included a $19.0 million insurance recovery recorded within Corporate and Other related to the settlement of claims under certain insurance policies. Excluding these significant unusual items, administrative expenses declined over $48.0 million as compared to the prior year.

Bad debt expense incurred by each of our segments during the years ended December 31, 2013, 2012 and 2011 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	As a % of Segment Revenue	2012	As a % of Segment Revenue	2011	As a % of Segment Revenue
Bad debt expense by segment:
CTU	$10,763	3.1%	$9,021	2.5%	$9,565	2.3%
AIU	6,366	2.7%	5,692	1.9%	4,187	1.1%

Total University Schools	17,129	3.0%	14,713	2.2%	13,752	1.8%

Health Education	3,057	2.4%	3,910	2.5%	6,534	3.1%
Culinary Arts	5,520	3.1%	10,728	4.8%	19,368	6.4%
Design & Technology	1,156	1.2%	2,147	1.7%	4,358	2.7%

Total Career Schools	9,733	2.4%	16,785	3.3%	30,260	4.5%

Corporate and Other	(1,646)	N/A	(1,489)	N/A	(2)	N/A

Subtotal	25,216	2.6%	30,009	2.6%	44,010	3.0%
Transitional Schools	2,425	3.1%	7,940	4.6%	6,689	2.7%

Total bad debt expense	$27,641	2.6%	$37,949	2.8%	$50,699	3.0%

The decrease in bad debt expense is primarily as a result of the decreasing total student enrollments across our segments. Within our University segments, bad debt expense as a percent of total revenue increased due to an increased amount of in-school payment plans, resulting from an overall reduction in Pell grants available to students as a result of changes in eligibility requirements.

Goodwill and Asset Impairment

During 2013, trade name impairment charges were recorded for the Le Cordon Bleu ($13.0 million) and the Sanford-Brown ($1.7 million) trade names. $2.7 million of asset impairment charges were recorded for certain long-lived assets to reflect their fair value as of December 31, 2013. In addition, $2.6 million of asset impairment charges related to our campus closure actions were recorded within Transitional Schools, and $2.7 million of asset impairment charges primarily related to decisions to exit certain facilities to optimize existing real estate were recorded. The 2012 goodwill and asset impairment expense of $125.5 million consist primarily of $41.3 million and $40.8 million of goodwill impairment charges recorded within our Health Education and Design & Technology reporting units, respectively, $28.5 million of asset impairment charges related to our campus closure actions, primarily recorded within Transitional Schools, and trade name impairments of $8.1 million and $3.5 million, recorded within Culinary Arts and Health Education, respectively. See Note 8 “Property and Equipment” and Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for additional information.

Operating Loss

The $214.7 million operating loss for the current year resulted principally from the decline in revenues across all of our segments being partially offset by lower operating expenses. Initiatives to align expenses with the declining student enrollment, changes in marketing strategies and implementation of efficiencies in our support functions continue to partially offset the impact of declining revenues and deleveraging of the business. In addition, the $26.0 million of expenses related to legal settlements and $22.7 million of trade name and asset impairment charges negatively impacted our 2013 operating results. The prior year operating loss of $197.0 million included $125.5 million of goodwill and asset impairment charges partially offset with an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies.

(Benefit from) Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was -8.9% for the year ended December 31, 2013, as compared to -24.0% for the year ended December 31, 2012. The current year tax benefit includes $72.2 million of valuation allowance charges which decreased our negative effective tax rate by approximately 32.6% for the year ended December 31, 2013. The current year effective tax rate also benefited from the settlement of various state income tax audits and the reversal of one of our foreign operations as a disregarded entity which increased the effective tax rate by 3.9%.

Our 24.0% effective income tax for 2012 includes $73.6 million of non-deductible goodwill and asset impairment charges which decreased the negative effective tax rate by approximately 14.4%. In addition, the 2012 effective tax rate also benefited from favorable tax adjustments related to the resolution of various state tax exposures and the expiration of the statute of limitations on other federal and state tax exposures which collectively increased our negative effective tax rate by 2.5%.

Income from Discontinued Operations

The results of operations for campuses that have ceased operations or schools that were sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations. During the fourth quarter of 2013, we completed the sale and transfer of control of our International Segment and recorded a pretax gain on sale of $130.1 million. The income tax expense associated with the gain approximates $87.9 million, of which $39.9 million was recorded during the third quarter of 2013 once we determined that our investment in foreign subsidiaries was no longer permanent in duration. The $39.9 million represented the tax effect of the difference in basis for financial reporting versus tax reporting. In addition, during 2013 we completed the teach-out of our SBC Hazelwood, SBI Landover, SBC Milwaukee and IADT Schaumburg campuses. Accordingly, the results of operations for these schools are now reported within discontinued operations. See Note 3 “Dispositions” and Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Revenue

Total revenue decreased from the prior year in all our segments due to a decline in new student interest which resulted in our new student enrollments being 29% lower than the prior year. The decline in new student enrollments in part due to the decisions to teach out certain campuses and programs, drove a 25% decrease in total student enrollments as compared to the prior year, which contributed to the decline in revenue year over year. Additionally, AIU and Culinary Arts continued to experience lower revenue-per-student as compared to the prior year due to deceleration in the AIU students’ pace of study and a change in degree mix of Culinary Arts students.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to the prior year is primarily driven by lower academic costs, most notably bookstore and faculty costs as a result of lower student enrollment across all of our institutions. As a percentage of revenue, educational services and facilities expense increased 4.5% as compared to 2011 primarily due to fixed costs, including occupancy costs and certain academic expenses, remaining relatively flat as compared to the prior year.

General and Administrative Expense

General and administrative expense decreased as compared to 2011 primarily due to lower administrative, bad debt and admissions expenses. Administrative expense for 2012 included a $19.0 million insurance recovery recorded in Corporate and Other related to the settlement of claims under certain insurance policies which is partially offset by $14.0 million of severance and related costs as a result of our decision to teach out certain campuses and reduce our workforce to better align with student enrollments. The prior year administrative expense included $11.4 million of legal costs related to various regulatory matters, which was partially offset by a $7.0 million insurance recovery related to previously settled legal matters. The prior year results also included $5.5 million of employee separations costs.

The decrease in bad debt expense as compared to the prior year was driven mainly by the decrease within Culinary Arts. The decline in bad debt expense was attributable to both the decline in revenue as compared to prior years, as well as the impact of our decision in prior years to no longer offer extended payment plans to new students.

Admissions costs decreased from the prior year due to cost reductions made in response to decreasing enrollments. Advertising expense increased as compared to the prior year, primarily due to a $22.9 million increase related to CTU’s branding campaign which began late in the first quarter of 2012.

Goodwill and Asset Impairment

During 2012, we recorded $125.5 million of goodwill and asset impairment charges, which consisted primarily of $41.3 million and $40.8 million of goodwill impairment charges recorded within our Health Education and Design & Technology reporting units, respectively, $28.5 million of asset impairment charges related to our campus closure actions primarily recorded within Transitional Schools, and trade name impairments of $8.1 million and $3.5 million, recorded within Culinary Arts and Health Education, respectively.

The 2011 goodwill and asset impairment expense of $191.5 million primarily related to goodwill impairment expense of $73.7 million recorded within Culinary Arts, $59.2 million recorded within Health Education and $35.5 million recorded within Transitional Schools. In addition, a Le Cordon Bleu trade name impairment expense of $20.4 million was recorded.

Operating (Loss) Income

The 2012 operating loss of $197.0 million includes $125.5 million of goodwill and asset impairment charges partially offset with an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies. The decline in 2012 revenues across all of our segments more than offset the decline in operating expenses excluding impairment charges. The prior year operating income of $11.2 million included $191.5 million of goodwill and asset impairment charges, $11.4 million of legal costs related to various regulatory matters, partially offset with a $7.0 million insurance recovery related to the settlement of certain legal matters.

(Benefit from) Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was -24.0% for the year ended December 31, 2012, as compared to 308.9% for the year ended December 31, 2011. The 2012 income tax benefit included $73.6 million of non-deductible goodwill and asset impairment charges which decreased our negative effective tax rate by approximately 14.4% from the prior year. In addition, the 2012 effective tax rate also benefited from favorable tax adjustments related to the resolution of various state tax exposures and the expiration of the statute of limitations on other federal and state tax exposures which collectively increased our negative effective tax rate by 2.5%.

Our 308.9% effective income tax for 2011 includes $121.7 million of non-deductible goodwill and asset impairment charges which increased the effective tax rate by approximately 351.2%. In addition, the 2011 effective tax rate benefited from both the conversion of a foreign operation to a disregarded entity for U.S. tax purposes and favorable tax credit adjustments. These items reduced our 2011 effective tax rate by 46.1% for the year ended December 31, 2011.

Income from Discontinued Operations

The results of operations for schools that were previously taught out or have been sold are presented within discontinued operations. During the fourth quarter of 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris, and London for which we recorded a pretax gain of approximately $27.1 million, which represents the difference between the net proceeds received and the book value of the net assets sold.

SEGMENT RESULTS OF OPERATIONS

The following tables present segment results for the reported periods (dollars in thousands). Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Year Ended December 31,
	2013	2012	2011	2013 vs 2012 % Change	2012 vs 2011 % Change
REVENUE:
CTU	$347,255	$363,935	$415,411	-4.6%	-12.4%
AIU	231,606	304,208	365,203	-23.9%	-16.7%

Total University Schools	578,861	668,143	780,614	-13.4%	-14.4%

Health Education	125,845	153,441	211,177	-18.0%	-27.3%
Culinary Arts	177,549	224,842	303,135	-21.0%	-25.8%
Design & Technology	96,348	124,611	162,410	-22.7%	-23.3%

Total Career Schools	399,742	502,894	676,722	-20.5%	-25.7%

Corporate and Other	—	55	(399)	NM	NM

Subtotal	978,603	1,171,092	1,456,937	-16.4%	-19.6%
Transitional Schools	78,757	173,788	248,644	-54.7%	-30.1%

Total	$1,057,360	$1,344,880	$1,705,581	-21.4%	-21.1%

OPERATING (LOSS) INCOME:
CTU	$63,460	$54,928	$111,119	15.5%	-50.6%
AIU	(5,556)	20,896	72,738	-126.6%	-71.3%

Total University Schools	57,904	75,824	183,857	-23.6%	-58.8%

Health Education	(50,480)	(70,888)	(44,602)	28.8%	-58.9%
Culinary Arts	(81,218)	(33,854)	(63,452)	-139.9%	46.6%
Design & Technology	(30,542)	(56,747)	11,500	46.2%	NM

Total Career Schools	(162,240)	(161,489)	(96,554)	-0.5%	-67.3%

Corporate and Other	(33,600)	(7,699)	(30,194)	NM	NM

Subtotal	(137,936)	(93,364)	57,109	-47.7%	NM
Transitional Schools	(76,748)	(103,637)	(45,882)	25.9%	-125.9%

Total	$(214,684)	$(197,001)	$11,227	-9.0%	NM

	For the Year Ended December 31,
	2013	2012	2011
OPERATING (LOSS) MARGIN:
CTU	18.3%	15.1%	26.7%
AIU	-2.4%	6.9%	19.9%
Total University Schools	10.0%	11.3%	23.6%
Health Education	-40.1%	-46.2%	-21.1%
Culinary Arts	-45.7%	-15.1%	-20.9%
Design & Technology	-31.7%	-45.5%	7.1%
Total Career Schools	-40.6%	-32.1%	-14.3%
Corporate and Other	NM	NM	NM
Subtotal	-14.1%	-8.0%	3.9%
Transitional Schools	-97.4%	-59.6%	-18.5%
Total	-20.3%	-14.6%	0.7%

	As of December 31,
				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
TOTAL STUDENT ENROLLMENTS:
CTU	20,800	21,600	23,900	-4%	-10%
AIU	11,600	14,200	17,100	-18%	-17%

Total University Schools	32,400	35,800	41,000	-9%	-13%

Health Education	7,000	7,400	11,400	-5%	-35%
Culinary Arts	7,900	8,500	12,200	-7%	-30%
Design & Technology	4,000	4,700	6,800	-15%	-31%

Total Career Schools	18,900	20,600	30,400	-8%	-32%

Subtotal	51,300	56,400	71,400	-9%	-21%
Transitional Schools	2,400	7,900	14,300	-70%	-45%

Total	53,700	64,300	85,700	-16%	-25%

	For the Year Ended December 31,
				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
NEW STUDENT ENROLLMENTS:
CTU	18,970	21,660	27,840	-12%	-22%
AIU	12,120	16,760	22,160	-28%	-24%

Total University Schools	31,090	38,420	50,000	-19%	-23%

Health Education	7,550	7,490	12,510	1%	-40%
Culinary Arts	10,730	12,300	14,000	-13%	-12%
Design & Technology	2,760	2,920	4,530	-5%	-36%

Total Career Schools	21,040	22,710	31,040	-7%	-27%

Subtotal	52,130	61,130	81,040	-15%	-25%
Transitional Schools (1)	1,500	7,850	15,540	-81%	-49%

Total	53,630	68,980	96,580	-22%	-29%

(1)	Campuses within the Transitional Schools segment no longer enroll new students; students who re-enter after 365 days are reported as new student enrollments.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

University Schools. Current year revenue decreased approximately 13% as both AIU and CTU experienced declines in revenue as compared to the prior year. Lower student enrollment at the beginning of the year, coupled with lower new student enrollments during the current year, partially resulting from certain programs which we had established to enable students to assess their readiness to commit to enrolling in college-level courses and certain operational execution issues related to student intake and orientation that have negatively impacted the rate at which students are converted from prospective applicants to new student enrollments, contributed to this decline.

The changes in operating income (loss) are driven by the declines in revenue, which were only partially offset by decreases in operating expenses for AIU. Within CTU, operating margin increased 320 basis points as compared to the prior year. Most expense categories for both CTU and AIU were lower when compared to the prior year as cost reduction efforts were implemented in response to the continued decline in total student enrollments. For AIU, legal fees expense increased as compared to the prior year due to ongoing litigation. Bad debt expense increased as compared to the prior year due to an increased amount of in-school payment plans within both segments, resulting from an overall reduction in Pell grants available to students as a result of change in eligibility requirements. Additionally, we recorded $3.8 million during 2013 within University Schools as a result of decisions to vacate space and optimize our real estate footprint, and $1.3 million of expense within CTU related to the probable reimbursement of funds to the U.S. Department of Veteran Affairs.

Career Schools. Current year revenue decreased approximately 21% as Culinary Arts, Design & Technology and Health Education each experienced declines in revenue as compared to the prior year. The decrease in revenue is primarily due to lower total student enrollments at the beginning of the year and lower new student enrollments throughout 2013 for Culinary Arts and in the first half of 2013 for Design & Technology and Health Education. Although applications are higher in 2013 as compared to 2012 for each of our Career Schools segments, new student enrollments lag the prior year for Culinary Arts and Design & Technology due in part we believe to the economic conditions and the impact of our student readiness program and certain operational inefficiencies affecting the rate at which we convert prospective students to new student enrollments. In addition, the lower student enrollments within our Culinary Arts and Design & Technology segments are primarily within programs which yield a higher revenue per student. Within Health Education we experienced a slight increase of 1% in new student enrollments as compared to the prior year. For our Health Education and Design & Technology segments, new student enrollments showed positive growth during the second half of 2013 as compared to the same prior year period due to increased applications and an overall increase in the rate at which we convert prospective students to a new student enrollment.

The current year operating loss of $162.2 million for Career Schools included $14.7 million of trade name impairment charges, $13.0 million related to our Le Cordon Bleu trade name and $1.7 million related to our Sanford-Brown trade name and $4.5 million of asset impairment charges to record certain long-lived assets at their respective fair values. Additionally, we recorded $15.5 million and $8.8 million of expense related to the pending settlement and settlement of legal matters within Culinary Arts and Health Education, respectively. Certain expense categories decreased as compared to the prior year, including academics and admissions as a result of our restructuring and re-engineering initiatives carried out to better align with current total student enrollments. Bad debt expense decreased as a result of the decrease in revenue, particularly within Culinary Arts. Advertising expense for Culinary Arts and Health Education increased in the current year to assist in generating greater new student interest.

The prior year operating loss of $161.5 million included $41.3 million and $40.8 million of goodwill impairment charges within Health Education and Design & Technology, respectively, and $11.6 million of trade name impairment charges ($8.1 million and $3.5 million recorded within Culinary Arts and Health Education, respectively).

Transitional Schools. This segment includes our schools that are currently being taught out. See the “Campus Locations” table within Item 1, “Business,” for a listing of schools. The decline in revenue as compared to the prior year is primarily a result of the decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students. We expect revenue to continue to decline as compared to prior periods as campuses continue to wind down their operations. We anticipate that the majority of these campus closures will be completed by the third quarter of 2014.

Operating losses are reported for both the current and prior year as the lower revenue exceeds reductions in operating expenses. In addition, the current year operating loss includes $2.6 million of fixed asset impairment charges and $2.1 million of severance charges resulting from the announcements to teach out additional campuses and $1.7 million related to the settlement of a legal matter. The prior year results include $28.4 million of asset impairment charges related to the teach-out of these campuses and $6.7 million of severance and related costs.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs increased $25.9 million as compared to the prior year primarily from the $19.0 million insurance recovery recorded in 2012 related to the settlement of claims under certain insurance policies and additional current year expenses related to the change in leadership, outside services expense associated with our continuing efforts to reorganize our campus and corporate functions to better align with the current total student enrollment, as well as higher insurance costs.

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

University Schools. 2012 revenue decreased approximately 14% as both AIU and CTU experienced declines in revenue as compared to the prior year. Lower total student enrollments at the beginning of the year, as well as lower new student enrollments during 2012, resulting from the continued decline in new student interest, contributed to this decline.

2012 operating income for both segments decreased $108.0 million as compared to the prior year driven by the declines in revenue, as well as a $22.9 million increase in advertising expense within CTU, primarily related to the brand campaign launched in the first quarter of 2012. Operating margins declined resulting from these factors as well as the deleveraging of operations. The prior year operating income included a $5.0 million charge for CTU related to the reimbursement of funds to the U.S. Department of Veteran affairs, which was subsequently settled for $3.6 million during 2012. Administrative and academic expenses were lower for both segments when compared to the prior year, as cost reduction efforts related to salary and related expenses were implemented in response to the continued decline in total student enrollments.

Career Schools. 2012 revenue decreased approximately 26% as Health Education, Culinary Arts, and Design & Technology each experienced declines in revenue as compared to the prior year. A variety of factors contributed to this decrease in revenue, including the decline in new student interest as a result of external factors including negative publicity, economic conditions and the changing regulatory environment, and a lower total student enrollment at the beginning of the year. Culinary Arts also experienced a decrease in revenue-per-student due to a change in the student mix as more students participated in the certificate program versus the associate program as a result of a change in the Culinary Art’s business model in July 2011 whereby schools began offering primarily certificate programs to new students. This change in business model has been subsequently revised during 2013 to offer primarily Associates’ degrees.

The 2012 operating loss of $161.5 million for Career Schools included $93.8 million of goodwill and asset impairment charges. These impairment charges, combined with the declines in revenue, drove a decrease in operating margins as compared to the prior year. The prior year operating loss of $96.6 million included $154.0 million of goodwill and asset impairment charges, primarily related to goodwill impairment charges of $73.7 million and $59.2 million within Culinary Arts and Health Education, respectively, as well as a $20.4 million trade name impairment charge within Culinary Arts. Certain expenses, including academics and admissions expenses, decreased as compared to the prior year within each segment, as we reduced variable costs to correspond to the decline in total student enrollments.

Transitional Schools. This segment includes our schools that are currently being taught out. The decline in revenue and the increase in operating loss as compared to the prior year is a result of the decrease in both total student enrollments at the beginning of the year and new student enrollments during the year. The 2012 operating loss of $103.6 million included $35.1 million of severance and fixed asset impairment charges related to the teach-out of these campuses. The 2011 operating loss of $45.9 million included $37.3 million of goodwill and asset impairment charges.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs decreased $22.5 million as compared to the prior year. 2012 results included a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies. The prior year results included $7.0 million of insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate, partially offset by legal expenses recorded within administrative expense.

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

Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our schools, is generally segregated into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. For certain schools, we bill students a one-time registration fee at the beginning of their program and recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. A majority of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies, which we treat as a single accounting unit. Generally, we bill student tuition fees, including those treated as a single accounting unit, at the beginning of each academic period, and recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our culinary arts and our health programs earn tuition fees over the entire program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fee payments received from students but not yet earned is recorded as deferred tuition revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of (loss) income and comprehensive (loss) income until the related refund provisions have lapsed. The portion of deferred revenue we are entitled to retain once a student withdraws is immediately recognized as revenue with a corresponding charge to bad debt expense for any amount deemed to be uncollectible.

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

Other revenue, which consists primarily of bookstore sales for schools not using single-charge billing and contract-training revenue, is billed and recognized as goods are delivered or services are performed.

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

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2013 would have resulted in a change in pretax loss from continuing operations of $0.7 million during the year then ended.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be a strategic business unit or business within a strategic business unit. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of goodwill.

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes do reflect improvements relative to recent historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A.

We did not record any goodwill impairment charges during the year ended December 31, 2013. The reporting units with remaining goodwill as of December 31, 2013 are CTU and AIU which together had $87.4 million of goodwill remaining. The fair values of our AIU and CTU reporting units exceeded their carrying values by $22.7 million and $214.8 million (fair value as a percentage of carrying value for these reporting units of 150% and 540%), respectively, and thus, did not indicate a significant risk of goodwill impairment based on current projections and valuations. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion.

During the year ended December 31, 2013, we recorded $14.7 million of trade name impairment charges for our Le Cordon Bleu ($13.0 million) and Sanford-Brown ($1.7 million) trade names. As of December 31, 2013, the fair values of the Le Cordon Bleu and Sanford-Brown trade names are $27.3 million and $3.9 million, respectively. The decline in fair value for these trade names was primarily a result of the overall decline in new student interest due to economic conditions, negative publicity regarding the industry and a decrease in market demand for certain areas of focus. These factors are expected to negatively impact our future operating results and, as a result, the fair value calculation for these trade names declined below their respective carrying values. We calculate the fair value of each of our trade names in accordance with FASB ASC Topic 820—Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The assumptions utilized in determining the fair value of the Le Cordon Bleu and Sanford-Brown trade names include utilizing projected revenue growth rates, discount rates of approximately 30%, royalty rates of 4.5% and 1.0% for Le Cordon Bleu and Sanford-Brown, respectively, and terminal growth rates of approximately 3%. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of each trade name for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. However, for sensitivity purposes, and with all other inputs remaining equal for our Le Cordon Bleu and Sanford-Brown trade names, a 0.5% change in the royalty rates assumed in the calculation would result in a change in the fair values of approximately $5.3 million. A 1% change in the discount rates utilized in the calculation would result in a change in the fair value of approximately $1.3 million. We continue to monitor the operating results and revenue projections related to our trade names on a quarterly basis for signs of possible further declines in estimated fair value and trade name impairment. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion.

Impairment of Long-Lived Assets

We review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related assets. The impairment loss would reduce the carrying value of the assets to their estimated fair value. See Note 8 “Property and Equipment” of the notes to our consolidated financial statements for further discussion.

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

Income Taxes

We are subject to the income tax laws of the U.S. and various state, local and foreign jurisdictions. These tax laws are complex and subject to interpretation. As a result, significant judgments and interpretations are required in determining our income tax (benefits) provisions and evaluating our uncertain tax positions.

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits and expected future taxable income. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, we determine it is more likely than not the deferred tax assets will not be realized within a period of time, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As a result of our assessment, as of December 31, 2013, a valuation allowance of $72.2 million has been recorded. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset. See Note 14 “Income Taxes” of the notes to our consolidated financial statements for further discussion.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2013, cash, cash equivalents and short-term investments totaled $363.1 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in an increase in net cash used in operating activities. As we execute on our strategic imperatives, we expect that there will be continued pressure on our operating cash flows in the short term. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Restricted cash balances as of December 31, 2013 approximate $12.6 million and are comprised of certificates of deposit to provide securitization for letters of credit.

On December 3, 2013, we completed the sale and transfer of control of our International Segment, which consisted of our INSEEC schools and the International University of Monaco located in France and Monaco, respectively. This sale reflects our strategy to redeploy our assets to rebuild our domestic educational institutions and improve our options for accelerating growth. The total consideration for the International Segment pursuant to the Purchase Agreement was $305.0 million, less certain distributions and adjustments prior to closing. After the pre-closing distributions and adjustments, we received a cash payment of $276.5 million at closing.

We continue to focus on identifying strategic alternatives which will position CEC for a return to sustainable growth. Along those lines, we have completed the sale of our foreign assets as mentioned above and have amended and replaced our existing line of credit with BMO Harris N.A. Our new credit facility allows us to borrow up to a maximum amount of $70 million and is scheduled to mature on June 30, 2016. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. In addition, we are continuing to assess our real estate footprint, portfolio of assets and other strategic alternatives. The decisions we make will be reached by balancing our short-term needs against our long-term strategies to return to growth.

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests to the parent company on a consolidated basis. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite scores. Our composite score for the consolidated entity for the year ended December 31, 2012 was 1.6, and our preliminary calculation for the year ended December 31, 2013 is 1.5, which are considered financially responsible without conditions or additional oversight. The Company continuously monitors compliance with ED’s standards of financial responsibility. We may need to seek further cost reductions, raise equity, sell assets or implement other significant changes to our business to remain compliant with the annual financial responsibility tests. In addition, our compliance efforts may impact investment decisions, such as the use of our cash.

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

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2013 and 2012, net cash flows used in operating activities totaled $85.8 million and $16.8 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2013, 2012 and 2011, approximately 78%, 80%, and 83%, respectively, of our schools’ cash receipts from tuition payments came from Title IV Program funding.

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

During 2013, we recorded a net gain on sale of $123.2 million from the sales of our International Segment in the fourth quarter of 2013 (gain on sale of $130.1 million reported within discontinued operations) and AIU London in the second quarter of 2013 (loss on sale of $6.9 million reported within continuing operations). Included in the net gain on sale was $10.0 million of cumulative translation losses resulting from the effects of foreign currency on the balance sheets of both the International Segment schools and AIU London. See Note 3 “Dispositions” of the notes to our consolidated financial statements for additional information.

Investing Cash Flows

During the years ended December 31, 2013 and 2012, net cash flows provided by investing activities totaled $166.9 million and $58.4 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $32.2 million and $99.4 million during the years ended December 31, 2013 and 2012, respectively.

Capital Expenditures. Capital expenditures decreased to $19.6 million for the year ended December 31, 2013 as compared to $37.9 million for the year ended December 31, 2012. Capital expenditures represented 1.6% and 2.5% of total revenue of continuing and discontinued operations during the years ended December 31, 2013 and 2012, respectively. The decrease in capital expenditures as compared to the prior year is primarily due to the investment made in 2012 in our IT infrastructure and online student platforms as well as the elimination of capital expenditures at campuses included in our Transitional Schools segment.

Proceeds on Sale of Business, net of cash divested. On December 3, 2013, we received $276.5 million of net proceeds upon the completion of the sale of our International Segment, net of cash divested of approximately $119.7 million.

Payments of Cash upon Sale of Business. In conjunction with the sale of AIU London, we paid $2.5 million in cash to the buyer in consideration of negative working capital.

Financing Cash Flows

During the year ended December 31, 2013, net cash flows provided by financing activities totaled $6.1 million, versus net cash flows used in financing activities of $79.7 million during the year ended December 31, 2012.

Credit Agreement. On December 30, 2013, we entered into a $70.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016 and replaced our previous credit agreement, which was due to expire on January 31, 2014. The Credit Agreement, which includes certain financial covenants, requires that interest and fees are payable quarterly in arrears and principal is payable at maturity. As of December 31, 2013, we had no outstanding borrowings under this Credit Agreement. See Note 12 “Credit Agreements” of the notes to our consolidated financial statements for additional information.

As of December 31, 2012, we had borrowed the maximum amount of $80.0 million under our previous credit agreement; this amount was repaid in full during the first quarter of 2013.

Restricted Cash. As of December 31, 2013, we had approximately $12.6 million of certificates of deposit to secure outstanding letters of credit. As of December 31, 2012, our restricted cash balances approximated $97.9 million, of which $88.0 million represented the 110% cash collateral for the loans secured under our previous credit agreement, approximately $7.4 million of certificates of deposit to provide securitization for the letters of credit and $2.5 million of funds restricted for a legal matter.

Contractual Obligations

As of December 31, 2013, future minimum cash payments due under contractual obligations, for our non-cancelable operating lease arrangements, were as follows (dollars in thousands):

	2014	2015	2016	2017	2018	2019 & Thereafter	Total
Operating lease obligations(1)	$100,816	$93,262	$79,023	$67,204	$58,865	$85,988	$485,158

Total contractual cash obligations(2)	$100,816	$93,262	$79,023	$67,204	$58,865	$85,988	$485,158

(1)	Amounts exclude certain costs associated with real estate leases, such as expenses for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all. See Note 14 “Income Taxes” of the notes to our consolidated financial statements for additional detail.

Operating Lease Obligations. We lease most of our administrative and educational facilities and equipment under non-cancelable operating leases expiring at various dates through 2023. Lease terms generally range from five to ten years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancelable operating leases for continuing operations and discontinued operations.

Off-Balance Sheet Arrangements. As of December 31, 2013, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2013 compared to December 31, 2012

Selected consolidated balance sheet account changes from December 31, 2012 to December 31, 2013 were as follows (dollars in thousands):

	As of December 31,
	2013	2012	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents and short-term investments	$363,099	$274,638	32%
Receivables, other, net	27,440	2,084	NM
Prepaid expenses	20,750	38,225	-46%
Assets of discontinued operations	263	154,578	-100%
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Liabilities of discontinued operations	11,610	76,236	-85%

Total cash and cash equivalents and short-term investments: The increase is primarily driven by the $276.5 million cash payment received at the closing of the sale and transfer of control of our International Segment during the fourth quarter of 2013 which is partially offset by the $80.0 million repayment of borrowings under our Credit Agreement during the first quarter of 2013 and an increase in the net cash used in operating activities as a result of the current year operating loss.

Receivables, other, net: The increase is primarily due to an expected $17.6 million income tax refund.

Prepaid expenses: The decrease is primarily related to the company being in a prepaid income tax position for 2012 and a liability position for 2013.

Assets and liabilities of discontinued operations: The decrease is due to sale and transfer of control of our International Segment during the fourth quarter of 2013.

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

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of December 31, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of December 31, 2013 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of December 31, 2013, we had no outstanding borrowings under this agreement. During the first quarter of 2013 we repaid the $80.0 million borrowed as of December 31, 2012; the weighted average interest rate was 5.25%.

Our financial instruments are recorded at their fair values as of December 31, 2013 and 2012. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

During 2013 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we were subject to risks associated with fluctuations in the value of the Euro and the British pound versus the U.S. dollar.

During 2013, we sold our International Segment and our AIU campus in London, England. We recorded $10.0 million of cumulative translation losses resulting from the effects of foreign currency on the balance sheets of both the International Segment schools and AIU London.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 1992 COSO Report, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 89 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors:

Executive Officers:	Board of Directors:

Scott W. Steffey President and Chief Executive Officer	David W. Devonshire, Chairman of the Board Former Executive Vice President and Chief Financial Officer of Motorola, Inc.

Colleen M. O’Sullivan	Louis E. Caldera
Senior Vice President and Chief Financial Officer	Former President of the University of New Mexico and former Secretary of the Army

Diane Auer Jones	Dennis H. Chookaszian
Senior Vice President and Chief External Affairs Officer	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Jeffrey D. Ayers	Patrick W. Gross
Senior Vice President, General Counsel and Corporate Secretary	Chairman of the Lovell Group

Jennifer A. Campe	Gregory L. Jackson
Senior Vice President and Chief HR Officer	Managing Partner, Jackson Park Capital, LLC

Lysa A. Clemens	Thomas B. Lally
Senior Vice President and Chief Career Schools Officer	Former President of Heller Equity Capital Corporation

Jeffrey R. Cooper	Ronald D. McCray
Senior Vice President and Chief Compliance Officer	Former Chief Administrative Officer of Nike, Inc. and former chief legal officer of Kimberly-Clark Corporation

Jason T. Friesen	Scott W. Steffey
Senior Vice President and Chief University Education Officer	President and Chief Executive Officer

Leslie T. Thornton
Vice President and General Counsel of WGL Holdings, Inc.

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2013, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,900,435	(1)	$15.15	6,365,574	(2)

Total	3,900,435		$15.15	6,365,574

(1)	Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan and 2008 Incentive Compensation Plan (the “2008 Plan”).
(2)	Includes shares available for future issuance under the 2008 Plan in addition to the number of shares issuable upon exercise of outstanding options set forth in column (a). In addition to stock options, the 2008 Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) does not reflect 0.5 million shares underlying restricted stock units outstanding as of December 31, 2013, which upon vesting will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan. Cash-settled awards are not included in, and do not affect, shares remaining available for future issuances under the 2008 Plan.

We have also entered into individual compensation arrangements with Scott Steffey, our President and Chief Executive Officer, which include the issuance of cash-settled restricted stock units and stock appreciation rights that were not issued under the 2008 Plan. These awards do not involve the future issuance of shares of common stock and therefore are not included in the table above.

See Note 15 “Share-Based Compensation” of the notes to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed in the Index to Financial Statements on page 87 are filed as part of this Annual Report.

2.	Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 138 - 142 are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2014.

CAREER EDUCATION CORPORATION

By:	/s/ COLLEEN M. O’SULLIVAN
Colleen M. O’Sullivan,
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT W. STEFFEY Scott W. Steffey	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/s/ COLLEEN M. O’SULLIVAN Colleen M. O’Sullivan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014

/s/ DAVID W. DEVONSHIRE David W. Devonshire	Director and Chairman of the Board	February 27, 2014

/s/ LOUIS E. CALDERA Louis E. Caldera	Director	February 27, 2014

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	February 27, 2014

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 27, 2014

/s/ GREGORY L. JACKSON Gregory L. Jackson	Director	February 27, 2014

/s/ THOMAS B. LALLY Thomas B. Lally	Director	February 27, 2014

/s/ RONALD D. MCCRAY Ronald D. McCray	Director	February 27, 2014

/s/ LESLIE T. THORNTON Leslie T. Thornton	Director	February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Career Education Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Career Education Corporation and subsidiaries

We have audited Career Education Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Career Education Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Career Education Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Career Education Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Career Education Corporation and subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 27, 2014

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$318,943	$112,884
Restricted cash	12,564	97,878
Short-term investments	31,592	63,876

Total cash and cash equivalents and short-term investments	363,099	274,638
Student receivables, net of allowance for doubtful accounts of $21,197 and $27,900 as of December 31, 2013 and 2012, respectively	34,650	54,194
Receivables, other, net	27,440	2,084
Prepaid expenses	20,750	38,225
Inventories	6,741	8,361
Deferred income tax assets, net	3,606	7,088
Other current assets	3,468	4,393
Assets of discontinued operations	263	154,578

Total current assets	460,017	543,561

NON-CURRENT ASSETS:
Property and equipment, net	182,396	247,788
Goodwill	87,356	87,356
Intangible assets, net	40,117	56,006
Student receivables, net of allowance for doubtful accounts of $6,890 and $11,965 as of December 31, 2013 and 2012, respectively	5,208	6,823
Deferred income tax assets, net	10,644	47,349
Other assets, net	18,107	30,276
Assets of discontinued operations	1,200	103,544

TOTAL ASSETS	$805,045	$1,122,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$80,000
Accounts payable	24,651	32,070
Accrued expenses:
Payroll and related benefits	34,172	38,772
Advertising and production costs	17,599	20,963
Income taxes	14,994	—
Other	43,275	34,999
Deferred tuition revenue	61,131	69,675
Liabilities of discontinued operations	11,610	76,236

Total current liabilities	207,432	352,715

NON-CURRENT LIABILITIES:
Deferred rent obligations	83,843	93,611
Other liabilities	30,804	28,648
Liabilities of discontinued operations	27,582	35,939

Total non-current liabilities	142,229	158,198

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,889,907 and 81,616,987 shares issued, 67,170,522 and 67,069,734 shares outstanding as of December 31, 2013 and 2012, respectively	819	816
Additional paid-in capital	600,904	596,826
Accumulated other comprehensive loss	(503)	(4,785)
Retained earnings	68,658	232,921
Cost of 14,719,385 and 14,547,253 shares in treasury as of December 31, 2013 and 2012, respectively	(214,494)	(213,988)

Total stockholders’ equity	455,384	611,790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,045	$1,122,703

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
REVENUE:
Tuition and registration fees	$1,040,987	$1,316,848	$1,650,050
Other	16,373	28,032	55,531

Total revenue	1,057,360	1,344,880	1,705,581

OPERATING EXPENSES:
Educational services and facilities	406,285	489,858	544,708
General and administrative	774,432	851,757	881,735
Depreciation and amortization	68,640	74,737	76,387
Goodwill and asset impairment	22,687	125,529	191,524

Total operating expenses	1,272,044	1,541,881	1,694,354

Operating (loss) income	(214,684)	(197,001)	11,227

OTHER (EXPENSE) INCOME:
Interest income	1,361	1,199	689
Interest expense	(1,354)	(147)	(155)
Loss on sale of business	(6,905)	—	—
Miscellaneous income (expense)	242	(156)	1,985

Total other (expense) income	(6,656)	896	2,519

PRETAX (LOSS) INCOME	(221,340)	(196,105)	13,746
(Benefit from) provision for income taxes	(19,672)	(47,150)	42,457

LOSS FROM CONTINUING OPERATIONS	(201,668)	(148,955)	(28,711)

INCOME FROM DISCONTINUED OPERATIONS, net of tax	37,405	6,159	47,284

NET (LOSS) INCOME	(164,263)	(142,796)	18,573

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	4,295	503	(5,015)
Unrealized losses on investments	(13)	(152)	(40)

Total other comprehensive income (loss)	4,282	351	(5,055)

COMPREHENSIVE (LOSS) INCOME	$(159,981)	$(142,445)	$13,518

NET (LOSS) INCOME PER SHARE—BASIC and DILUTED:
Loss from continuing operations	$(3.02)	$(2.24)	$(0.39)
Income from discontinued operations	0.56	0.09	0.64

Net (loss) income per share	$(2.46)	$(2.15)	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	66,738	66,475	74,498

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost
BALANCE, December 31, 2010	81,220	$812	(11)	$(191)	$576,853	$(81)	$357,144	$934,537
Net income	—	—	—	—	—	—	18,573	18,573
Foreign currency translation loss	—	—	—	—	—	(5,015)	—	(5,015)
Unrealized loss on investments	—	—	—	—	—	(40)	—	(40)

Total comprehensive income								13,518

Treasury stock purchased	—	—	(8,056)	(150,445)	—	—	—	(150,445)
Share-based compensation expense:
Stock option plans	—	—	—	—	5,453	—	—	5,453
Restricted stock award plans	—	—	—	—	8,978	—	—	8,978
Employee stock purchase plan	—	—	—	—	400	—	—	400
Common stock issued under:
Stock option plans	142	2	—	—	2,067	—	—	2,069
Restricted stock award plans	425	4	(278)	(5,639)	(4)	—	—	(5,639)
Employee stock purchase plan	180	2	—	—	2,299	—	—	2,301
Tax effect of options exercised and stock settlements	—	—	—	—	(5,081)	—	—	(5,081)

BALANCE, December 31, 2011	81,967	$820	(8,345)	$(156,275)	$590,965	$(5,136)	$375,717	$806,091

Net loss	—	—	—	—	—	—	(142,796)	(142,796)
Foreign currency translation gain	—	—	—	—	—	503	—	503
Unrealized loss on investments	—	—	—	—	—	(152)	—	(152)

Total comprehensive loss								(142,445)

Treasury stock purchased	—	—	(6,072)	(56,431)	—	—	—	(56,431)
Share-based compensation expense:
Stock option plans	—	—	—	—	2,907	—	—	2,907
Restricted stock award plans	—	—	—	—	6,637	—	—	6,637
Employee stock purchase plan	—	—	—	—	143	—	—	143
Common stock issued under:
Stock option plans	—	—	—	—	—	—	—	—
Restricted stock award plans	(557)	(6)	(130)	(1,282)	6	—	—	(1,282)
Employee stock purchase plan	207	2	—	—	1,597	—	—	1,599
Tax effect of stock settlements	—	—	—	—	(5,429)	—	—	(5,429)

BALANCE, December 31, 2012	81,617	$816	(14,547)	$(213,988)	$596,826	$(4,785)	$232,921	$611,790

Net loss	—	—	—	—	—	—	(164,263)	(164,263)
Foreign currency translation gain	—	—	—	—	—	4,295	—	4,295
Unrealized loss on investments	—	—	—	—	—	(13)	—	(13)

Total comprehensive loss								(159,981)

Share-based compensation expense:
Stock option plans	—	—	—	—	2,308	—	—	2,308
Restricted stock award plans	—	—	—	—	4,339	—	—	4,339
Employee stock purchase plan	—	—	—	—	52	—	—	52
Common stock issued under:
Stock option plans	1	—	—	—	4	—	—	4
Restricted stock award plans	(131)	(1)	(172)	(506)	1	—	—	(506)
Employee stock purchase plan	403	4	—	—	990	—	—	994
Tax effect of options exercised and stock settlements	—	—	—	—	(3,616)	—	—	(3,616)

BALANCE, December 31, 2013	81,890	$819	(14,719)	$(214,494)	$600,904	$(503)	$68,658	$455,384

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(164,263)	$(142,796)	$18,573
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and asset impairment	22,691	127,007	191,524
Loss on sale of student receivables	—	720	—
Depreciation and amortization expense	73,150	81,813	85,367
Bad debt expense	28,892	40,022	55,721
Compensation expense related to share-based awards	6,699	9,687	14,831
Gain on sale of businesses, net	(123,204)	—	(27,085)
Gain on bargain purchase	—	(669)	—
Loss (gain) on disposition of property and equipment	118	301	(1,711)
Deferred income taxes	58,087	(42,014)	14,226
Changes in operating assets and liabilities
Student receivables, gross	56,072	17,913	29,917
Allowance for doubtful accounts	(39,766)	(57,908)	(81,666)
Other receivables, net	(29,526)	(1,433)	(738)
Inventories, prepaid expenses, and other current assets	40,257	16,244	3,418
Deposits and other non-current assets	12,244	1,654	3,356
Accounts payable	(8,463)	(11,984)	(3,803)
Accrued expenses and deferred rent obligations	(4,885)	(19,473)	(74,075)
Deferred tuition revenue	(13,907)	(35,882)	2,595

Net cash (used in) provided by operating activities	(85,804)	(16,798)	230,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(40,842)	(147,085)	(189,258)
Sales of available-for-sale investments	73,070	246,464	188,322
Purchases of property and equipment	(19,636)	(37,944)	(78,333)
Proceeds on the sale of assets	—	—	6,259
Proceeds on the sale of business, net of cash divested	156,816	—	16,670
Payments of cash upon sale of asset	(2,525)	—	—
Business acquisitions, net of acquired cash	—	(1,721)	(9,851)
Other	(17)	(1,359)	(40)

Net cash provided by (used in) investing activities	166,866	58,355	(66,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(56,431)	(150,445)
Issuance of common stock	998	1,599	4,370
Tax benefit associated with stock option exercises	1	—	376
Payments of assumed loans upon business acquisition	—	(318)	—
Payments of contingent consideration	—	(5,818)	(16,355)
Borrowings from credit facility	—	80,000	—
Payments on borrowings	(80,000)	—	—
Change in restricted cash	85,314	(97,878)	—
Payments of capital lease obligations	(210)	(844)	(989)

Net cash provided by (used in) financing activities	6,103	(79,690)	(163,043)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(8,844)	(1,837)	(10,066)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,321	(39,970)	(8,890)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the year	127,738	109,371	116,945
Less: Cash balance of discontinued operations, end of the year	—	127,738	109,371
CASH AND CASH EQUIVALENTS, beginning of the year	112,884	171,221	172,537

CASH AND CASH EQUIVALENTS, end of the year	$318,943	$112,884	$171,221

Supplemental Cash Flow Information:
Interest paid	$517	$205	$116
Income taxes paid	$5,106	$19,102	$40,188

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

1. DESCRIPTION OF THE COMPANY

The schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. We serve students from campuses throughout the United States, offering doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

Our institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; International Academy of Design & Technology (“IADT”); Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges (“SBI” and “SBC”, respectively). Through our schools, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

Our website address is www.careered.com. The website includes a detailed listing of individual campus locations and web links to our schools and universities.

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

b. Reclassifications

During 2013, we completed the sale of our International Segment (see Note 3 “Dispositions” of the notes to our consolidated financial statements for further discussion). Accordingly, the results of operations for our International Segment are reported within discontinued operations. Our remaining six reporting segments are: CTU, AIU (comprises University Schools); Health Education, Culinary Arts, Design & Technology (comprises Career Schools); and Transitional Schools (see Note 18 “Segment Reporting” for additional information).

During 2013, we announced the teach-out of six additional campuses, including four campuses within Health Education and two campuses within Design & Technology. These campuses, which employ a gradual teach-out process and no longer enroll new students, are now included within the Transitional Schools segment. As schools within Transitional Schools complete their teach-out and cease operations, the results of operations for all periods presented will be reflected within discontinued operations. During 2013 we completed the teach-out of four campuses, SBC Hazelwood, SBI Landover, SBC Milwaukee and IADT Schaumburg; accordingly, the results of operations for these schools are now reported within discontinued operations.

All prior period results have been recast to reflect our reporting segments on a comparable basis.

c. Management’s Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations, the assumptions surrounding sublease income utilized in determining the fair value of remaining lease obligations, assumptions utilized in calculating income tax related matters including our deferred tax balances and any respective valuation allowance, fair values used in asset impairment evaluations including goodwill, intangible assets and long-lived assets, and the assumptions used in determining the fair value of accruals for severance and related costs. Although these estimates are based upon management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

d. Concentration of Credit Risk

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” For the years ended December 31, 2013, 2012 and 2011, approximately 78%, 80% and 83% respectively, of our schools’ cash receipts from tuition payments came from Title IV Program funding.

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

f. Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, current portion of accounts receivables and accounts payable reported in our consolidated balance sheets approximate fair value because of the nature of these financial instruments, as they generally have short maturity periods.

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

Our investment in auction rate securities (“ARS”) is presented within other non-current assets on the consolidated balance sheets. As of December 31, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Our student receivables with repayment periods greater than one year are presented within non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

g. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our schools, is generally segregated into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. For certain schools, we bill students a one-time registration fee at the beginning of their program and recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. A majority of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies, which we treat as a single accounting unit. Generally, we bill student tuition fees, including those treated as a single accounting unit, at the beginning of each academic period, and recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our culinary arts and our health programs earn tuition fees over the entire program while the remainder of our schools earns tuition fees over each academic term. The portion of tuition and registration fee payments received from students but not yet earned is recorded as deferred tuition revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of (loss) income and comprehensive (loss) income until the related refund provisions have lapsed. The portion of deferred revenue we are entitled to retain once a student withdraws is immediately recognized as revenue with a corresponding charge to bad debt expense for any amount deemed to be uncollectible.

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

Other revenue, which consists primarily of bookstore sales for schools not using single-charge billing and contract-training revenue, is billed and recognized as goods are delivered or services are performed.

h. Cash and Cash Equivalents

Cash equivalents include short-term investments with a term to maturity of less than 90 days at the date of purchase. Loans which are disbursed under our current Credit Agreement are secured by 100% cash collateral. The Company has funds which are restricted in use and provide collateral for letters of credit. See Note 12 “Credit Agreements” for further details of our current amended and restated credit agreement and the original credit agreement.

i. Student Receivables

Student receivables represent funds owed to us in exchange for the education services that we provided to a student. Student receivables are reported net of an allowance for doubtful accounts and net of deferred tuition revenue, as determined on a student-by-student basis as of the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheets. Student receivables which are due to be paid at dates ranging from one to six years from the balance sheet date are reported as non-current assets within our consolidated balance sheets.

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

j. Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheets at estimated fair value. The results of operations of discontinued operations are segregated from continuing operations and reported separately as discontinued operations in our consolidated statements of (loss) income and comprehensive (loss) income. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

k. Investments

Our investments, which primarily consist of U.S. Treasury bills, are classified as “available-for-sale” and recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our consolidated statements of (loss) income and comprehensive (loss) income. Our investment in a municipal auction rate security has a stated term to maturity of greater than one year. As such, we classify this investment as non-current on our consolidated balance sheets within other assets.

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

n. Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be a strategic business unit or business within a strategic business unit. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of goodwill.

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes do reflect improvements relative to recent historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A.

Intangible assets include both indefinite and definite-lived assets. Indefinite-lived assets include our trade names and accreditation rights, which are recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our schools to participate in Title IV Programs.

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

o. Impairment of Long-Lived Assets

We review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related assets. The impairment loss would reduce the carrying value of the assets to their estimated fair value.

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

q. Income Taxes

We are subject to the income tax laws of the U.S. and various state, local and foreign jurisdictions. These tax laws are complex and subject to interpretation. As a result, significant judgments and interpretations are required in determining our income tax (benefits) provisions and evaluating our uncertain tax positions.

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits and expected future taxable income. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, with placing less weight on projections for future growth as projections for future growth are less objectively verifiable, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth as projections for future growth are less objectively verifiable.

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

We record tenant improvement allowances as a deferred rent obligation on our consolidated balance sheets and as a cash inflow from operating activities in our consolidated statements of cash flows. We record capital expenditures funded by tenant improvement allowances received as a leasehold improvement on our consolidated balance sheets and as an investing activity within our consolidated statements of cash flows.

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

t. Foreign Currency Translation

As of December 3, 2013, we sold and transferred control of our International Segment. For the years ended December 31, 2013, 2012 and 2011, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S. dollars using average exchange rates during the reporting period, with transaction gains or losses included in net (loss) income. The aggregate transaction gains or losses included in net (loss) income for the years ended December 31, 2012 and 2011 were not significant. During 2013, we reclassified $10.0 million of cumulative translation adjustments from our International schools and AIU London as part of the gain (loss) on sale of those operations in accordance with FASB ASC Topic 810 – Consolidation. The assets and liabilities of our International subsidiaries remaining as of each balance sheet date have been translated into U.S. dollars using exchange rates in effect at the balance sheet dates, with gains and losses resulting from such translations included in accumulated other comprehensive loss. Accumulated other comprehensive loss included a comprehensive loss related to foreign currency translations of less than $0.1 million for the year ended December 31, 2013 and $4.3 million for the year ended December 31, 2012. The functional currency of each of our foreign subsidiaries is its local currency. See Note 3 “Dispositions” of the notes to our consolidated financial statements for additional information.

u. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, and (3) costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training. Costs of such other goods and services for continuing operations, included in educational services and facilities expense in our consolidated statements of (loss) income and comprehensive (loss) income, were approximately $39.7 million, $55.8 million and $79.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

v. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses in our consolidated statements of (loss) income and comprehensive (loss) income, were $272.0 million, $302.0 million and $276.3 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

3. DISPOSITIONS

International Segment

On December 3, 2013, we completed the sale and transfer of control of our International Segment, which consisted of our INSEEC schools and the International University of Monaco located in France and Monaco, respectively. This sale reflects our strategy to redeploy our assets to rebuild our domestic educational institutions and improve our options for accelerating growth. The total consideration for the International Segment pursuant to the Purchase Agreement was $305.0 million, less certain distributions and adjustments prior to closing, which resulted in a cash payment of $276.5 million received at closing.

We realized a gain on the sale of $130.1 million, net of approximately $8.9 million of transaction costs, which represents the difference between the proceeds received and the book value of the net assets sold. Included in the net assets of the International Segment was a $6.7 million cumulative translation loss resulting from the effects of foreign currency on the balance sheet. This loss had previously been recorded within accumulated other comprehensive loss as a component of stockholders’ equity. The income tax expense associated with the gain approximates $87.9 million, of which $39.9 million was recorded during the third quarter of 2013 once we determined that our investment in foreign subsidiaries was no longer permanent in duration. The $39.9 million represented the tax effect of the difference in basis for financial reporting versus tax reporting. The gain, net of tax, is included in income from discontinued operations, net of tax on our consolidated statements of (loss) income and comprehensive (loss) income. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

AIU London

On April 1, 2013, we completed the sale of our AIU campus in London, England. AIU London is considered to be part of the AIU asset group and as such the sale has been reported within continuing operations in accordance with FASB ASC Topic 205 – Presentation of Financial Statements. We received no consideration for the sale of AIU London resulting in a fair market value of zero and recorded a loss on sale of $6.9 million for the year ended December 31, 2013. This loss is reported within other (expense) income on our statements of (loss) income and comprehensive (loss) income. The terms of the sales agreement provided that we make payments to offset future rent payments made by the buyer related to leases assigned to the buyer; accordingly, these amounts were included in the loss calculation. Also included in the loss on the sale was approximately $3.3 million of expense related to the cumulative translation loss resulting from the effects of foreign currency on AIU London’s balance sheet as of the date of sale. This loss had previously been recorded within accumulated other comprehensive loss as a component of stockholders’ equity.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 provides guidance on releasing cumulative translation adjustments (“CTA”) when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, and also provides guidance on releasing CTA in partial sales of equity method investments and in step acquisitions. For public entities, ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. If early adoption is elected, the guidance in this ASU should be applied as of the beginning of the entity’s fiscal year of adoption. We have evaluated this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operation and disclosures.

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

In addition, we have evaluated and adopted the guidance of ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment issued in July 2012. The amendments in this ASU give entities the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If impairment is indicated, the fair value of the indefinite-lived intangible asset should be determined and the quantitative impairment test should be performed by comparing the fair value with the carrying amount in accordance with Subtopic 350-30; if impairment is not indicated, the entity is not required to take further action. The adoption of this ASU did not impact the presentation of our financial condition, results of operation and disclosures.

5. DISCONTINUED OPERATIONS

As of December 31, 2013, the results of operations for campuses that have ceased operations or schools that were sold, and are considered distinct operations as defined under FASB ASC Topic 205 — Presentation of Financial Statements, are presented within discontinued operations. During the fourth quarter of 2013, we completed the sale of our International Segment. See Note 3 “Dispositions” of the notes to our consolidated financial statements for further discussion. During 2013, we completed the teach-out of our SBC Hazelwood, SBI Landover, SBC Milwaukee and IADT Schaumburg campuses. All current and prior period financial statements include the results of operations and financial position of these campuses as components of discontinued operations.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2013, 2012 and 2011, were as follows (dollars in thousands):

	For the Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)
Revenue	$137,661	$145,684	$210,656

Pretax income	$126,010	$2,193	$48,895
Income tax provision (benefit)	88,605	(3,966)	1,611

Income from discontinued operations, net of tax	$37,405	$6,159	$47,284

(1)	The income tax expense associated with the gain on sale of our International Segment approximates $87.9 million, of which $39.9 million was recorded during the third quarter of 2013 once we determined that our investment in foreign subsidiaries was no longer permanent in duration. The $39.9 million represented the tax effect of the difference in basis for financial reporting versus tax reporting.
(2)	2012 pretax income includes income for non-profit entities within our International Schools, which are not subject to income tax. This income is partially offset with losses from our domestic schools, which are subject to income tax. As a result, a net tax benefit is reported for 2012.

(3)	During the year ended December 31, 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London resulting in a pretax gain of approximately $27.1 million. The income tax provision for fiscal 2011 included $0.3 million of income tax expense related to this sale. The tax gain related to this transaction was significantly less than the gain reflected within the income before income tax for fiscal 2011 due to the $20.2 million of goodwill which was allocated to the remainder of the International reporting unit for book purposes, but which was included in the net assets sold for purposes of calculating the taxable gain.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2013 and 2012 include the following (dollars in thousands):

	As of December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$—	$127,738
Receivables, net	213	16,928
Other current assets	50	6,458
Deferred income tax assets, net	—	3,454

Total current assets	263	154,578

Non-current assets:
Property and equipment, net	—	29,790
Goodwill	—	45,669
Intangible assets, net	—	5,675
Deferred income tax assets	—	17,804
Other assets, net	1,200	4,606

Total assets of discontinued operations	$1,463	$258,122

Liabilities:
Current liabilities:
Current maturities of capital lease obligations	$—	$211
Accounts payable	10	6,378
Accrued expenses	325	18,110
Deferred tuition revenue	—	42,363
Remaining lease obligations	11,275	9,174

Total current liabilities	11,610	76,236

Non-current liabilities:
Remaining lease obligations	27,507	33,103
Other	75	2,836

Total liabilities of discontinued operations	$39,192	$112,175

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for the years ended December 31, 2013, 2012 and 2011, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments(2)	Other(3)	Balance, End of Period
For the twelve months ended December 31, 2013	$42,277	$8,551	$(12,323)	$277	$38,782

For the twelve months ended December 31, 2012	$45,961	$7,371	$(11,055)	$—	$42,277

For the twelve months ended December 31, 2011	$50,827	$7,636	$(11,035)	$(1,467)	$45,961

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	See Note 9 “Leases” of the notes to our consolidated financial statements for the future minimum lease payments under operating leases for discontinued operations as of December 31, 2013.
(3)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

6. CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents from our continuing operations consist of the following as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Cash	$155,938	$112,763
Money market funds	163,005	121

Cash and cash equivalents, unrestricted	318,943	112,884

Restricted cash	12,564	97,878

Total cash and cash equivalents	$331,507	$210,762

Restricted cash balances as of December 31, 2013 and 2012 total $12.6 million and $97.9 million, respectively. Restricted cash balances were comprised of $12.6 million and $7.4 million of certificates of deposit to provide securitization of our letters of credit as of December 31, 2013 and 2012, respectively. Additionally, $88.0 million and $2.5 million of restricted cash to provide securitization of borrowings under our previous credit agreement and funds restricted for a legal matter, respectively, were included in restricted cash balances as of December 31, 2012.

Investments from our continuing operations consist of the following as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury bills	$31,591	$1	$—	$31,592
Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments (available for sale)	$39,441	$1	$(476)	$38,966

	December 31, 2012
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury bills	$63,879	$4	$(7)	$63,876
Long-term investments (available for sale):
Municipal bond	7,850	—	(468)	7,382

Total investments (available for sale)	$71,729	$4	$(475)	$71,258

In the table above, unrealized holding losses as of December 31, 2013 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes an unrealized holding loss, greater than one year that relates to our long-term investment in a municipal bond, which is an auction rate security (“ARS”). When evaluating our investment for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The unrealized loss attributable to our municipal bond at December 31, 2013 is attributable to the continued lack of activity in the ARS market, exposing this investment to liquidity risk.

Our municipal bond is comprised of debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of December 31, 2013, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of December 31, 2013 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2013 and 2012, are as follows (dollars in thousands):

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale-investments as of December 31, 2013	$31,592	$—	$—	$7,374	$38,966
Original stated term to maturity of available-for-sale-investments as of December 31, 2012	$63,876	$—	$—	$7,382	$71,258

Realized gains or losses resulting from sales of investments during the years ended December 31, 2013, 2012 and 2011 were not significant.

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

As of December 31, 2013, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available, and our investment in a municipal bond. The auction event for our municipal bond investment has failed for multiple years. The fair value of the municipal bond is estimated utilizing a discounted cash flow analysis as of December 31, 2013 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. This security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 at December 31, 2013 and 2012 were as follows (dollars in thousands):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$31,592	$—	$—	$31,592
Municipal bond	—	—	7,374	7,374

Totals	$31,592	$—	$7,374	$38,966

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$63,876	$—	$—	$63,876
Municipal bond	—	—	7,382	7,382

Totals	$63,876	$—	$7,382	$71,258

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended December 31, 2013 (dollars in thousands):

Balance at December 31, 2012	$7,382
Unrealized loss	(8)

Balance at December 31, 2013	$7,374

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

Student Receivables Under Extended Payment Plans and Recourse Loan Agreements

To assist students in completing their educational programs, we had previously provided extended payment plans to certain students and also had loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans originated by them to our students after a certain period of time. We discontinued providing extended payment plans to students during the first quarter of 2011 and the recourse loan agreements with Sallie Mae and Stillwater ended in March 2008 and April 2007, respectively.

As of December 31, 2013 and December 31, 2012, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $5.2 million and $6.8 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the year ended December 31, 2013	$39,865	$27,641	$(39,419)	$28,087

For the year ended December 31, 2012	$56,325	$37,949	$(54,409)	$39,865

For the year ended December 31, 2011	$83,028	$50,699	$(77,402)	$56,325

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $7.5 million, $7.8 million and $8.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31,
	2013	2012	Life
Land	$2,388	$2,388
Building and improvements	8,547	8,534	15-35 years
Computer hardware and software	148,927	152,910	3 years
Culinary equipment and library materials	21,570	21,957	10 years
Furniture, fixtures and equipment	127,471	135,276	5-10 years
Leasehold improvements	370,769	383,068	Shorter of Life of Lease or Useful Life
Vehicles	868	906	5 years
Construction in progress	1,032	1,838

	681,572	706,877
Less-Accumulated depreciation	(499,176)	(459,089)

Total property and equipment, net	$182,396	$247,788

Depreciation expense for continuing operations for the years ended December 31, 2013, 2012 and 2011, was $67.4 million, $73.3 million and $70.8 million, respectively. Depreciation expense for discontinued operations, included in income from discontinued operations, was $4.4 million, $6.1 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Property and equipment was affected by asset impairment charges of approximately $8.0 million for the year ended December 31, 2013 and $29.5 million for the year ended December 31, 2012, of which $2.6 million and $28.5 million, respectively, related to asset impairment charges as a result of the reduction in carrying values for schools that are being taught out. An additional $2.7 million of impairment was recorded for certain long-lived assets related to ongoing schools which are expected to generate negative cash flows through the respective lease end dates and as such the carrying values were not recoverable. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820.

In addition, we recorded $2.7 million and $1.0 million during the years ended December 31, 2013 and 2012 in asset impairment charges related to leased facilities as a result of decisions made to exit certain facilities.

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

In addition, we have financed the acquisition of certain equipment through capital lease arrangements. The cost basis of the assets recorded under capital leases from continuing operating activities, which are included in property and equipment, approximated $4.5 million, and were fully depreciated as of December 31, 2013. There was no depreciation expense for continuing operations recorded in connection with the assets recorded under capital leases for the year ended December 31, 2013, less than $0.1 million for December 31, 2012, and approximately $0.6 million was recorded for the year ended December 31, 2011.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $87.5 million, $89.0 million and $92.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is reflected in educational services and facilities expense in our consolidated statements of (loss) income and comprehensive (loss) income. Rent expense for discontinued operations, which is included in income from discontinued operations, was approximately $21.9 million, $21.3 million and $27.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Remaining Lease Obligations

We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our consolidated statements of (loss) income and comprehensive (loss) income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments	Other(2)	Balance, End of Period
For the year ended December 31, 2013	$13,262	$5,209	$(9,202)	$3,292	$12,561

For the year ended December 31, 2012	$12,831	$4,249	$(3,818)	$—	$13,262

For the year ended December 31, 2011	$17,770	$1,313	$(6,544)	$292	$12,831

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2013, future minimum lease payments under operating leases for continuing and discontinued operations are as follows (dollars in thousands):

	Operating Leases
	Continuing Operations	Discontinued Operations	Total
2014	$86,297	$14,519	$100,816
2015	79,602	13,660	93,262
2016	67,870	11,153	79,023
2017	56,878	10,326	67,204
2018	54,978	3,887	58,865
2019 and thereafter	85,206	782	85,988

Total	$430,831	$54,327	$485,158

Of the remaining $430.8 million lease obligations for continuing operations, $79.0 million relates to our Transitional school leases. See Note 11 “Restructuring Charges” for further discussion.

As of December 31, 2013, future minimum sublease rental income under operating leases for continuing and discontinued operations is as follows (dollars in thousands):

	Operating Subleases
	Continuing Operations	Discontinued Operations	Total
2014	$2,324	$2,621	4,945
2015	2,939	3,175	6,114
2016	1,649	3,217	4,866
2017	1,577	3,119	4,696
2018	1,356	—	1,356
2019 and thereafter	1,513	—	1,513

Total	$11,358	$12,132	$23,490

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for continuing operations during the years ended December 31, 2013 and 2012 are as follows by segment (dollars in thousands):

	CTU	AIU	Health Education	Culinary Arts	Design & Technology	Transitional	Total
Goodwill balance as of December 31, 2011(1)	$45,938	$41,418	$41,293	$—	$40,752	$1,305	$170,706
Goodwill impairment(2)	—	—	(41,293)	—	(40,752)	(1,305)	(83,350)

Goodwill balance as of December 31, 2012 and 2013	$45,938	$41,418	$—	$—	$—	$—	$87,356

(1)	Goodwill impairments of approximately $168.7 million were recorded during the year ended December 31, 2011.
(2)	Goodwill impairments were recorded during the year ended December 31, 2012.

We performed our annual impairment testing of goodwill as of October 1, 2013 and determined that none of our reporting units were at risk of failing the first step of the goodwill impairment test as of October 1, 2013.

In calculating the fair value for CTU and AIU, we performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units:

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

As of December 31, 2013 and 2012, the cost basis, accumulated amortization and net book value of intangible assets for continuing operations are as follows (dollars in thousands):

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Courseware	$10,861	$(10,297)	$564	$12,361	$(10,576)	$1,785
Other	96	(76)	20	96	(52)	44

Amortizable intangible assets, net	$10,957	$(10,373)	$584	$12,457	$(10,628)	$1,829

Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights			$1,000			$1,000
Trade names			38,533			53,177

Non-amortizable intangible assets			39,533			54,177

Intangible assets, net			$40,117			$56,006

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives; remaining useful lives for these assets are less than one year as of December 31, 2013. Amortization expense from continuing operations was $1.2 million, $1.4 million and $5.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, net intangible assets include certain accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test. During 2013, in conjunction with our quarterly review processes, we concluded that certain indicators, including variation from previously projected revenue results, existed to suggest the Le Cordon Bleu and Sanford-Brown trade names were at risk of their carrying values exceeding their respective fair values.

We calculated the fair value of each of our trade names in accordance with FASB ASC Topic 820—Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The determinations of estimated fair value for trade names require significant estimates and assumptions, and as such are categorized as Level 3 per ASC Topic 820. The assumptions utilized in determining the fair value of the Le Cordon Bleu and Sanford-Brown trade names included utilizing projected revenue growth rates, discount rates approximating 30%, royalty rates of 4.5% and 1.0% for Le Cordon Bleu and Sanford-Brown, respectively, and terminal growth rates of approximately 3%. As a result of our assessments, we recorded $13.0 million of trade name impairment charges for Le Cordon Bleu and a $1.7 million trade name impairment charge for Sanford-Brown.

The values of the Le Cordon Bleu and Sanford-Brown trade names are $27.3 million and $3.9 million, respectively, as of December 31, 2013. Additionally, we performed our annual impairment testing of indefinite-lived intangible asset balances as of October 1, 2013 and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be further impaired. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. However, for sensitivity purposes, and with all other inputs remaining equal for our Le Cordon Bleu and Sanford-Brown trade names, a 0.5% change in the royalty rates assumed in the calculation would result in a change in the fair values of approximately $5.3 million. A 1% change in the discount rates utilized in the calculation would result in a change in the fair values of approximately $1.3 million. We continue to monitor the operating results and revenue projections related to our trade names on a quarterly basis for signs of possible further declines in estimated fair value and trade name impairment.

11. RESTRUCTURING CHARGES

During 2013 and 2012, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. Most notably, we have recorded charges within our Career Schools segments and our corporate functions as we continue to align our overall management structure. We anticipate that a majority of the campus closures will be completed by the third quarter of 2014. See Item 1, “Business,” for a listing of schools that comprise our Transitional Schools segment.

The following table details the changes in our accrual for severance and related costs associated with all of these restructuring events for our continuing operations during the years ended December 31, 2013 and 2012 (dollars in thousands):

	Balance, Beginning of Period	Severance and related charges	Payments(1)	Non-cash adjustments(2)	Balance, End of Period
For the year ended December 31, 2013	$9,860	$6,218	$(9,120)	$(1,233)	$5,725

For the year ended December 31, 2012	$253	$13,996	$(2,299)	$(2,090)	$9,860

(1)	Includes payments related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the years ended December 31, 2013 and 2012 by reporting segment is as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
CTU	$19	$261
AIU	213	1,834

Total University Schools	232	2,095

Health Education	790	1,576
Culinary Arts	472	598
Design & Technology	579	1,376

Total Career Schools	1,841	3,550

Corporate and Other	2,087	1,620
Transitional Schools	2,058	6,731

Total	$6,218	$13,996

The current portion of the accrual for severance and related charges was $4.0 million and $7.2 million as of December 31, 2013 and 2012, respectively, which is recorded within current accrued expenses — payroll and related benefits; the long-term portion of $1.7 million and $2.7 million is recorded within other non-current liabilities on our consolidated balance sheets as of December 31, 2013 and 2012, respectively.

In addition, as of December 31, 2013, we have an accrual of approximately $2.2 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained; $2.3 million was recorded during the year ended December 31, 2013.

In addition to the charges detailed above, a number of these campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2021. The total estimated charge related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $30.0 to $35.0 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. See Note 9 “Leases” for details regarding our gross remaining lease obligations for our Transitional Schools.

12. CREDIT AGREEMENTS

On December 30, 2013, we entered into a $70.0 million Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016 and replaced the original credit agreement entered into in December 2012, which was due to expire on January 31, 2014. The Credit Agreement requires that interest and fees are payable quarterly in arrears and principal is payable at maturity. Any borrowings bear interest at fluctuating interest rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan.

We may prepay amounts outstanding, or terminate or reduce the commitments, under the Credit Agreement upon three or five business days’ prior notice, respectively, in each case without premium or penalty. The Credit Agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain cash and cash equivalents in our accounts of at least $200.0 million at all times. The loans and letter of credit obligations under the Credit Agreement are secured by 100% cash collateral. The agreements also contain customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default, including rights to accelerate the loans, terminate the commitments and rights to realize upon the collateral securing the obligations under the Credit Agreement.

Selected details of our credit agreements as of and for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	As of December 31,
	2013(1)	2012(2)
Credit Agreements:
Credit facility remaining availability(4)	$70,000	$—
Credit facility borrowings	$—	$80,000
Outstanding letters of credit(3)	$12,318	$6,981
Availability of additional letters of credit(4)	$7,682	$—
Average daily revolving credit borrowings for the year ended	$219	$219
Weighted average annual interest rate	5.25%	5.25%
Commitment fee rate	0.25%	0.25%
Letter of credit fee rate	0.75%	0.50%

(1)	Details reflect terms under our existing Credit Agreement which was entered into December 30, 2013, except for our outstanding letters of credit.
(2)	Details reflect terms under the original credit agreement which was replaced with our existing Credit Agreement, except for our outstanding letters of credit.
(3)	Represents letters of credit which are fully collateralized with $12.6 million and $7.4 million of restricted cash as of December 31, 2013 and 2012, respectively.
(4)	The letters of credit sublimit of $20.0 million under our existing Credit Agreement is part of, not in addition to, the $70.0 million aggregate commitments.

13. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $20.3 million and $5.8 million at December 31, 2013 and December 31, 2012, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Litigation

We are, or were, a party to the following legal proceedings that we consider to be outside the scope of ordinary routine litigation incidental to our business. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows and financial position.

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

On June 12, 2013, the parties agreed to settle the litigation, subject to Court approval and settlement of the shareholder derivative actions and subsequent related claims described below (“Proposed Derivative Settlement”). Pursuant to the terms of the agreement, the Class will receive a total of $27.5 million in consideration of the proposed settlement and for the benefit of Class members participating in the settlement. The Company’s directors’ and officers’ liability insurers have paid $22.5 million of the settlement amount, subject to final Court approval, $10.0 million of which is to be funded pursuant to the terms of the Proposed Derivative Settlement, as to which the Company recorded a receivable in the second quarter of 2013. The Company paid the remaining $5.0 million for the benefit of the Class. However, the Company is seeking recovery of that amount from one of its insurers, Axis Insurance Company, but has not recorded a receivable for this additional amount as it is not deemed probable as of December 31, 2013. As described below, Axis Insurance Company is seeking a declaration of no coverage. In exchange for the $27.5 million cash consideration, among other things, upon final Court approval, the lead plaintiffs will dismiss the litigation with prejudice and the parties will release all claims.

On November 6, 2013, the Court entered an order preliminarily approving the settlement reached by the parties and providing that any Class member requests for exclusion from the settlement be mailed by March 22, 2014. A final approval hearing is currently set for April 16, 2014.

Axis Insurance Company v. Career Education Company, et al. On December 11, 2013, Axis Insurance Company filed a declaratory judgment action in the Circuit Court of Cook County, Chancery Division, naming the Company and various individuals as defendants in connection with coverage for the recently settled securities class action and Derivative Litigation. Axis seeks a declaration of no coverage. The Company and most of the individual defendants accepted service of the suit on January 10, 2014, and have until March 11, 2014 to respond to the complaint.

Shareholder Derivative Actions and Demands

On June 12, 2013, the parties to the derivative actions described below, including Bangari, Cook and Alex, and subsequent related claims (“Derivative Litigation”) agreed to the Proposed Derivative Settlement, subject to Court approval, pursuant to which the Company’s directors’ and officers’ liability insurers have paid the Company $20.0 million, $10.0 million of which will be applied to the settlement of the Ross securities litigation described above. With the remaining $10.0 million, the Company will be required to pay $5.0 million in attorneys’ fees and expenses to derivative plaintiffs’ counsel, subject to Court approval. The net recovery from the Proposed Derivative Settlement may be used by the Company for any purpose. On January 28, 2014, the U.S. District Court for the Northern District of Illinois finally approved the Proposed Derivative Settlement and dismissed the Cook and Alex actions described below with prejudice.

With respect to the Proposed Derivative Settlement, on May 24, 2013, the Company’s Board of Directors formed a Special Committee for the purpose of conducting an independent inquiry. The Board of Directors delegated to the Special Committee the full authority to take such actions as the Special Committee deems appropriate and in the best interests of the Company and its shareholders regarding such Proposed Derivative Settlement. On October 16, 2013, the Special Committee concluded that the Proposed Derivative Settlement described above was fair, reasonable and adequate, conferred substantial benefits upon the Company and its shareholders, and was in the best interests of the Company and its shareholders, and so directed its counsel to enter into the Proposed Derivative Settlement, subject to Court approval.

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division, on behalf of the Company naming the Company’s Board of Directors at that time as individual defendants and the Company as a nominal defendant. Plaintiff alleged breach of fiduciary duty and abuse of control by the individual defendants in connection with the Company’s alleged ongoing failure to have proper internal controls in place to appropriately determine its campuses’ placement rates or to comply with relevant accreditation standards regarding placement practices and determinations. Plaintiff asked for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On November 5, 2013, the Court stayed the action pending the Proposed Derivative Settlement. On February 3, 2014, the Court dismissed this action with prejudice.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleged breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants based on allegations similar to those asserted in Bangari, described above, and on defendants’ alleged failure to prevent the Company’s disclosure of allegedly misleading statements relating to placement rates. Plaintiff also asserted a claim of unjust enrichment against certain individual defendants due to their receipt of incentive-based compensation based on allegedly inflated short-term financial performance. Plaintiff asked for unspecified amounts in damages, interest, and costs, as well as ancillary relief. As mentioned above, on January 28, 2014, the Court entered an order finally approving the Proposed Derivative Settlement and dismissing this action with prejudice.

Alex v. McCullough, et al. On November 5, 2012, a derivative action was filed in the U.S. District Court for the Northern District of Illinois on behalf of the Company naming the Company’s Board of Directors at that time as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleged breach of fiduciary duty, waste of corporate assets and unjust enrichment by all of the individual defendants based on allegations similar to those asserted in Bangari and Cook, described above. In addition, in connection with the Company’s reporting of placement rates, plaintiff also asserted violations of Sections 10(b) and 20(a) of the Exchange Act against certain individual defendants. Plaintiff asked for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On January 28, 2014, the Court entered an order finally approving the Proposed Derivative Settlement and dismissing this action with prejudice.

Student Litigation

Abarca v. California Culinary Academy, Inc., et al. (filed June 3, 2011; 115 plaintiffs); Andrade, et al. v. California Culinary Academy, Inc., et al (filed June 15, 2011; 31 plaintiffs); Aprieto, et al. v. California Culinary Academy (filed August 12, 2011; five plaintiffs); Coleman, et al. v. California Culinary Academy (filed January 18, 2013; two plaintiffs). These four actions are pending in the San Francisco County Superior Court and generally allege: fraud, constructive fraud, violation of the California Unfair Competition Law, violation of the California Consumer Legal Remedies Act, breach of contract and violation of the repealed California Education Code. Plaintiffs contend that California Culinary Academy (“CCA”) made a variety of misrepresentations to them, primarily oral, during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, and the students’ employment prospects upon graduation, including the accuracy of statistics published by CCA. The plaintiffs in these actions seek damages, including consequential damages, punitive damages and attorneys’ fees.

All of the plaintiffs in these four actions either opted out of or did not fit the class definition in a previously settled class action captioned Amador, et al. v. California Culinary Academy and Career Education Corporation; Adams, et al. v. California Culinary Academy and Career Education Corporation. None of these four actions are being prosecuted as a class action. All of these cases have been deemed related and have been transferred to the same judge who handled the Amador case.

Currently there are 80 remaining plaintiffs who have not settled or dismissed their claims. CCA has filed answers to the complaints filed by the remaining 80 individual plaintiffs. The parties have agreed to participate in a mediation session in early April 2014. The Court has set a trial date on eight test cases for August 4, 2014. The test cases will be tried to the Court and not to a jury.

Because of the many questions of fact and law that may arise in the future, the outcome of the Abarca, Andrade, Aprieto and Coleman legal proceedings with respect to the remaining plaintiffs is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because these matters are in their early stages and involve many unresolved issues of fact and law. Accordingly, we have not recognized any future liability associated with these actions.

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

Defendants filed a motion to dismiss and to strike class action allegations on October 31, 2013. The motions are fully briefed and the Court has set a hearing date for March 14, 2014. Discovery is stayed pending a ruling on those motions.

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

On June 15, 2012, pursuant to a stipulation by the parties, the plaintiffs filed a consolidated amended complaint in the Vasquez action consolidating all eight of the separate actions referenced above. The complaint was thereafter amended to add additional Plaintiffs. As a result of these amendments, there were at one time approximately 1,438 plaintiffs, the majority of whom enrolled between 2003 and 2008 (about 10 of the plaintiffs enrolled in 2009 and 2010).

On June 22, 2012, defendants filed motions to compel arbitration of plaintiffs’ claims. On August 10, 2012, the Court granted the motions with respect to approximately 54 plaintiffs. Nine arbitration demands were filed before the American Arbitration Association, one of which was tried to a final award and eight of which were settled. The remaining plaintiffs’ claims were settled prior to arbitration demands being filed. The total liability for all of these claims was an immaterial amount. Following the resolution of these claims, other settlements, and the voluntary dismissal of certain claims, there are approximately 1,047 remaining plaintiffs in the consolidated action.

On January 24, 2014, defendants accepted a mediator’s proposal to settle the consolidated action, subject to the execution of a formal agreement memorializing the terms of the proposal and the terms of the settlement agreements to be entered into with each individual plaintiff. Pursuant to this settlement arrangement, defendants will pay a maximum of $17.5 million in the aggregate to fund the individual plaintiff settlements, attorneys’ fees and administrative costs of the settlement, subject to certain excluded costs which defendants will be separately responsible for. The settlement amounts for each individual plaintiff will be determined by a third party. If any plaintiff decides not to accept the settlement, then the amount allocated to that plaintiff will be returned to defendants. Defendants have the right not to proceed with the settlement if a specified number of plaintiffs do not accept the settlement. Defendants’ liability pursuant to the settlement is estimated to be $15.5 million to $17.5 million; however, defendants do not have a reasonable basis to estimate where in that range the liability is likely to be. Accordingly, for the quarter ended December 31, 2013, the Company recorded a reserve of $15.5 million based on its assessment that the settlement is probable.

False Claims Act

United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs (or “relators”) may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remains pending against defendants is based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process. On December 16, 2013, we filed a motion for summary judgment on a variety of substantive grounds.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated, if we were to be found liable. Moreover, the case presents novel legal issues. Accordingly, we have not recognized any liability associated with this action.

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he will receive a portion of the federal government’s recovery. The amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The Court ruled on that motion, dismissing CEC from the case and dismissing several of the Relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of Relator’s alleged claims and on January 3, 2014, the remaining Company defendants filed a motion for summary judgment on a variety of substantive grounds. The Court has set the case for jury trial beginning on April 14, 2014.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated, if we were to be found liable. Moreover, the case presents novel legal issues. Accordingly, we have not recognized any liability associated with this action.

Employment Litigation

Wilson, et al. v. Career Education Corporation. On August 11, 2011, Riley Wilson, a former admissions representative based in Minnesota, filed a complaint in the U.S. District Court for the Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment arising from our decision to terminate our Admissions Representative Supplemental Compensation (“ARSC”) Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated admissions representatives who also were affected by termination of the plan. On October 6, 2011, we filed a motion to dismiss the complaint. On April 13, 2012, the Court granted our motion to dismiss in its entirety and dismissed plaintiff’s complaint for failure to state a claim. The Court dismissed this action with prejudice on May 14, 2012. On June 11, 2012, plaintiff filed a Notice of Appeal with the U.S. Court of Appeals for the Seventh Circuit appealing the final judgment of the trial court. Briefing was completed on October 30, 2012, and oral argument was held on December 3, 2012. On August 30, 2013, the Seventh Circuit affirmed the district court’s ruling on plaintiff’s unjust enrichment claim but reversed and remanded for further proceedings on plaintiff’s breach of contract claim. On September 13, 2013, we filed a petition for rehearing to seek review of the panel’s decision on the breach of contract claim and for certification of question to the Illinois Supreme Court, but the petition was denied.

The case now is on remand to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. The parties are scheduled to appear for a status hearing on April 9, 2014.

Because the matter is in its early stages and because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action. Accordingly, we have not recognized any liability associated with this action.

Nimely, et al. v. Randstad General Partners, Randstad USA, Randstad Inhouse Services L.P., and Career Education Corporation. On December 30, 2012, April R. Nimely, a former hourly, non-exempt call center employee based in Illinois filed a putative class and collective action complaint in the U.S. District Court for the Northern District of Illinois against the Company and various entities of the staffing firm Randstad, which the

Company used to supplement its own staff at some of its call centers. The complaint asserts claims under the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act (“IWPCA”) arising from the alleged failure to pay wages for work performed before and after shifts and during breaks. The putative collective class was defined as “[a]ll persons who worked for [d]efendants as telephone dedicated employees, however titled, who were compensated, in part or in full, on an hourly basis throughout the United States at any time between December 30, 2009 and the present who did not receive the full amount of overtime wages earned and owed to them.”

On February 27, 2013, defendants filed their answers to the complaint and motion to dismiss the IWPCA count of the complaint. On June 14, 2013, plaintiff filed her motion for class certification. The parties subsequently reached an agreement to settle the matter for an immaterial amount. On November 29, 2013, the Court entered an order granting preliminary approval of the settlement and setting March 25, 2014 for the final approval hearing.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits and investigations that arise from time to time out of the conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these other matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows, and the results of operations for the period in which the effect becomes probable and reasonably estimable.

State Investigations

On January 24, 2014, the Company received inquiries from the Attorneys General of Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania and Washington regarding the Company’s business practices, and on February 7, 2014 the Company received a related inquiry from the Attorney General of Tennessee. The Attorney General of Connecticut has informed the Company that it will serve as the point of contact for these 13 inquiries. In addition, the Company has received inquiries from the Attorneys General of Florida (November 5, 2010), Illinois (December 9, 2011), Massachusetts (September 27, 2012) and Colorado (August 27, 2013). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company’s practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company intends to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible.

We cannot predict the scope, duration or outcome of these attorney general investigations. At the conclusion of any of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties and/or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. If any of the foregoing occurs, our business, reputation, financial position, cash flows and results of operations could be materially adversely affected. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

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

The Company and its institutions have responded to requests for information regarding its 2011 investigation and review of placement determination practices and related matters from the Higher Learning Commission of the North Central Association of Colleges and Schools, Middle States Commission on Higher Education, Commonwealth of Pennsylvania Department of Education Division of Higher and Career Education, the Arizona State Board for Private Postsecondary Education, the Minnesota Office of Higher Education and the Florida Commission for Independent Education. Additionally, we have responded to follow-up requests from regulators for information regarding the terms of our August 2013 settlement with the New York Attorney General, including from the Higher Learning Commission of the North Central Association of Colleges and Schools and the Middle States Commission on Higher Education. We cannot predict the outcome of these information requests and any legal proceeding, claim or other matter that may arise relating thereto.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of December 31, 2013, the Company has a $0.8 million reserve recorded related to this matter.

14. INCOME TAXES

The components of pretax (loss) income from continuing operations for the years ended December 31, 2013, 2012 and 2011 are as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	2011
U.S	$(221,862)	$(192,229)	$16,612
Foreign	522	(3,876)	(2,866)

Total	$(221,340)	$(196,105)	$13,746

The (benefit from) provision for income taxes from continuing operations for the years ended December 31, 2013, 2012 and 2011 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Current (benefit) provision
Federal	$(57,641)	$(4,268)	$9,637
State and local	(2,509)	1,080	1,742
Foreign	289	(3,075)	(1,225)

Total current (benefit) provision	(59,861)	(6,263)	10,154

Deferred (benefit) provision
Federal	39,312	(39,242)	26,904
State and local	1,137	(1,856)	5,346
Foreign	(260)	211	53

Total deferred (benefit) provision	40,189	(40,887)	32,303

Total (benefit from) provision for income taxes	$(19,672)	$(47,150)	$42,457

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2013, 2012 and 2011 is as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes	(3.4)	(3.3)	2.7
Nondeductible goodwill	—	14.4	351.2
Valuation allowance	32.6	2.4	2.0
Foreign taxes	(0.5)	—	—
Tax credits	(0.8)	—	(24.6)
Worthless stock	—	—	(11.2)
Other	(1.8)	(2.5)	(46.2)

Effective income tax rate	(8.9)%	(24.0)%	308.9%

The effective tax rate for the year ended December 31, 2013 decreased by 32.6% due to a $72.2 million valuation allowance being recorded in the current year. The 2013 effective tax rate benefited from the settlement of various state income tax audits and reversal of one of our foreign operations as a disregarded entity which increased the effective tax rate by 3.9%. The effective income tax rate for the year ended December 31, 2012 included a $73.6 million non-deductible goodwill and asset impairment charge which decreased our negative effective tax rate by approximately 14.4%. The 2012 effective tax rate benefited from favorable tax adjustments related to the resolution of various state tax exposures and the expiration of the statute of limitations on other federal and state tax exposures which increased our negative effective tax rate by 2.5%. The effective tax rate for the year ended December 31, 2011 increased by approximately 351.2% due to $121.7 million of non-deductible goodwill and asset impairment charges. The 2011 effective tax rate benefited from both the conversion of a foreign operation to a disregarded entity for U.S. tax purposes and favorable tax credit adjustments which decreased the effective tax rate by 46.1%.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2013, 2012 and 2011 is as follows (dollars in thousands):

	2013	2012	2011
Gross unrecognized tax benefits, beginning of the year	$24,479	$29,892	$28,316
Additions for tax positions of prior years	3,582	—	1,894
Reductions for tax positions of prior years	—	(3,548)	(1,748)
Additions for tax positions related to the current year	813	958	2,764
Reductions due to settlements	(13,707)	(2,531)	(690)
Reductions due to lapse of applicable statute of limitations	(1,267)	(292)	(644)

Subtotal	13,900	24,479	29,892
Interest and penalties	3,107	3,794	4,532

Total gross unrecognized tax benefits, end of the year	$17,007	$28,273	$34,424

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $12.7 million and $18.8 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $0.7 million and $13.2 million, respectively. We record interest and penalties related to unrecognized tax benefits within (benefit from) provision for income taxes on our consolidated statements of (loss) income and comprehensive (loss) income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $3.1 million and

$3.8 million as of the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012, and 2011, we recognized $0.7 million of benefit, $0.5 million of benefit and $0.6 million of expense, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

CEC and its subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2013, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2007. In addition, a number of federal, state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.1 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31,
	2013	2012
Deferred income tax assets:
Accrued occupancy	$4,001	$3,526
Deferred rent obligations	16,213	17,160
Foreign tax credits	12,026	22,267
Valuation allowance foreign tax credits	(3,116)	(607)
Compensation and employee benefits	18,001	13,946
Tax net operating loss carry forwards	7,220	5,454
Valuation allowance	(7,220)	(5,100)
Allowance for doubtful accounts	1,668	2,141
Covenant not-to-compete	80	117
Accrued settlements and legal	7,713	1,887
Deferred compensation	498	130
Accrued restructuring and severance	2,057	2,332
Depreciation and amortization	11,655	—
Other	1,711	1,980
Valuation allowance deferred tax assets	(54,193)	—

Total deferred income tax assets	18,314	65,233

Deferred income tax liabilities:
Depreciation and amortization	—	5,523
Other	4,064	5,273

Total deferred income tax liabilities	4,064	10,796

Net deferred income tax assets	$14,250	$54,437

Net deferred income tax assets for continuing operations as of December 31, 2013 and 2012 are reflected in the consolidated balance sheets as follows (dollars in thousands):

	December 31,
	2013	2012
Current deferred income tax assets, net	$3,606	$7,088
Non-current deferred income tax assets, net	10,644	47,349

Net deferred income tax assets	$14,250	$54,437

As of December 31, 2013, we have net operating loss carry forwards, for state income tax purposes, of approximately $187.7 million. These net operating loss carry forwards are available to offset various future state taxable income, if any, and expire between 2014 and 2033.

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits and expected future taxable income. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, with placing less weight on projections for future growth as projections for future growth are less objectively verifiable, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth as projections for future growth into the future are less objectively verifiable.

As a result of our assessment, as of December 31, 2013, a valuation allowance of $72.2 million has been recorded. The valuation allowance expense of $72.2 million was recorded within loss from continuing operations on our statement of (loss) income and comprehensive (loss) income in the current year; $18.0 million of this expense is related to assets from discontinued operations to reduce the deferred tax assets recorded within discontinued operations as of December 31, 2013. Our total valuation allowance of $82.5 million recorded within our consolidated balance sheet as of December 31, 2013 consists of $72.2 million, of which $18.0 million is recorded within our discontinued operations balance sheet as well as $3.1 million and $7.2 million recorded for foreign tax credits and net operating loss carryforwards, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for income tax expense disclosures related to the sale of our International Segment.

15. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2013, there were approximately 6.4 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of 3.9 million shares issuable upon exercise of outstanding options. This amount does not reflect 0.5 million shares underlying restricted stock units as of December 31, 2013, which upon vesting will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan.

As of December 31, 2013, we estimate that compensation expense of approximately $6.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the years ended December 31, 2013, 2012 and 2011, under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	3,574,614	$28.29

Granted	565,720	21.87
Exercised	(141,625)	14.60		$1,112
Forfeited	(456,459)	24.69
Cancelled	(188,788)	36.94

Outstanding as of December 31, 2011	3,353,462	$27.79

Granted	534,895	7.91
Exercised	—	—		$—
Forfeited	(196,400)	18.52
Cancelled	(1,100,070)	24.09

Outstanding as of December 31, 2012	2,591,887	$25.96

Granted	1,934,005	2.58
Exercised	(1,275)	3.08		$3
Forfeited	(261,366)	5.19
Cancelled	(362,816)	31.60

Outstanding as of December 31, 2013	3,900,435	$15.15	6.8 years	$5,513

Exercisable as of December 31, 2013	2,203,417	$23.42	5.0 years	$1,116

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$ 2.20 $ 2.20	644,628	$2.20	9.27	—	$0.00
$ 2.62 $ 2.65	96,729	$2.65	9.61	2,221	$2.62
$ 2.72 $ 2.72	700,972	$2.72	9.17	337,500	$2.72
$ 2.82 $ 6.51	415,002	$3.79	9.21	84,648	$4.94
$ 8.63 $13.67	394,500	$9.81	7.13	223,804	$10.70
$14.96 $22.04	480,384	$20.31	4.83	437,192	$20.17
$22.13 $30.67	481,244	$27.67	5.91	431,076	$27.96
$30.80 $34.70	498,751	$33.31	2.16	498,751	$33.31
$34.86 $62.56	185,100	$54.94	0.72	185,100	$54.94
$68.24 $68.24	3,125	$68.24	0.43	3,125	$68.24

	3,900,435	$15.15	6.76	2,203,417	$23.42

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2013, 2012 and 2011:

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2010	2,188,636	$23.17	—	$—	2,188,636
Granted	1,266,170	21.83	—	—	1,266,170
Vested	(816,017)	15.55	—	—	(816,017)
Forfeited	(842,042)	25.19	—	—	(842,042)

Outstanding as of December 31, 2011	1,796,747	$24.74	—	$—	1,796,747

Granted	—	—	1,416,832	8.32	1,416,832
Vested	(374,260)	24.74	—	—	(374,260)
Forfeited	(568,196)	24.73	(272,899)	8.53	(841,095)

Outstanding as of December 31, 2012	854,291	$24.74	1,143,933	$8.27	1,998,224

Granted	—	—	43,313	2.72	43,313
Vested	(208,461)	23.10	(306,605)	8.60	(515,066)
Forfeited	(424,268)	27.01	(342,020)	7.22	(766,288)

Outstanding as of December 31, 2013	221,562	$22.19	538,621	$8.30	760,183

2013 Annual Grants. During the first quarter of 2013, as part of our annual long term incentive grants to employees, we issued restricted stock units to be settled in cash and cash-based performance unit awards in addition to stock option grants. The cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of (loss) income and comprehensive (loss) income in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2008 Plan. For cash-settled restricted stock units granted in 2013, vesting is primarily 25% per year over the four year period beginning on the grant date.

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended December 31, 2013:

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2012	—
Granted	2,938,283
Vested	—
Forfeited	(649,368)

Outstanding as of December 31, 2013	2,288,915

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation as of December 31, 2013 based upon our stock price as of December 31, 2013. The fair value for our outstanding cash-settled restricted stock units was $13.0 million as of December 31, 2013. The liability related to these outstanding units of $3.5 million was based on the number of days lapsed during the service period as of December 31, 2013.

The performance unit awards granted during 2013 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2015. These awards are recorded as liabilities and fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of (loss) income and comprehensive (loss) income in the current period. The fair value of outstanding performance unit awards as of December 31, 2013 was $4.5 million. The liability for the outstanding performance unit awards of $1.1 million was based on the number of days lapsed during the service period as of December 31, 2013.

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

Share-Based Awards Assumptions

In accordance with FASB ASC Topic 718, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We recognize the value of share-based compensation as expense in our consolidated statements of (loss) income and comprehensive (loss) income during the vesting periods of the underlying share-based awards using the straight-line method. FASB ASC Topic 718 requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections.

The fair value of each stock option award granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2013, 2012 and 2011, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Dividend yield	—	—	—
Risk-free interest rate	1.1%	0.6%	2.2%
Weighted average volatility	64.6%	68.4%	53.3%
Expected life (in years)	5.6	5.2	5.5
Weighted average grant date fair value per share of options granted	$1.47	$4.10	$10.89

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2013, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 59.4% to 67.5%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of restricted stock and restricted stock units to be settled in stock is equal to the fair market value of our common stock as of the date of grant, which is the closing price per share of our common stock on NASDAQ.

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

Due to the fact that we reported a loss from continuing operations for the years ended December 31, 2013, 2012 and 2011, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the years ended December 31, 2013, 2012 and 2011.

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock, we issued approximately 0.4 million, 0.2 million and 0.2 million shares for the years ended December 31, 2013, 2012 and 2011, respectively, upon the purchase of common stock pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who work greater than 1,000 hours in a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2013, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. For the years ended December 31, 2012 and 2011, we made matching contributions equal to 100% of the first 2% and 50% of the next 4% of the percentage of annual pay that the employee elected to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay. A participant becomes 100% vested in our matching contributions after two years of credited employee service. During the years ended December 31, 2013, 2012 and 2011, we recorded expense for continuing and discontinued operations under this plan of approximately $4.6 million, $11.9 million, and $12.8 million, respectively, net of any forfeited employer matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2013, 2.9 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2013, 2012 and 2011, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

18. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan.

During the fourth quarter of 2013, we completed the sale and transfer of control of our International Segment, which consisted of our INSEEC schools and the International University of Monaco located in France and Monaco, respectively. See Note 3 “Dispositions” of the notes to our consolidated financial statements. Accordingly, the results of operations for the International Segment are now reported within discontinued operations.

During the third and fourth quarters of 2013, we announced the teach-out of six additional campuses, including four campuses within Health Education and two campuses within Design & Technology. These campuses are now included within our Transitional Schools segment. In addition, during 2013 we completed the teach-out of four campuses, SBC Hazelwood, SBI Landover, SBC Milwaukee and IADT Schaumburg, and accordingly, the results of operations for these schools are now reported within discontinued operations.

All prior period results have been recast to reflect our reporting segments on a comparable basis. Our six reporting segments are described below.

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

Culinary Arts includes our Le Cordon Bleu schools in North America which collectively offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. Le Cordon Bleu also provides online programs in culinary arts and hotel and restaurant management.

Design & Technology includes IADT, Harrington College of Design and Brooks Institute schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of visual communications, fashion design, photography, interior design, graphic design and video production in a classroom, laboratory or online setting as well as continuing education and short-term vocational programs in the area of energy conservation.

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

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating (Loss) Income	Depreciation and Amortization	Capital Expenditures	Total Assets (17)
For the Year Ended December 31, 2013
CTU	$347,255	$63,460	$2,919	$158	$75,441
AIU	231,606	(5,556)	3,069	122	54,426

Total University Schools	578,861	57,904	5,988	280	129,867

Health Education (2)	125,845	(50,480)	7,796	542	39,248
Culinary Arts (3)	177,549	(81,218)	17,083	705	108,349
Design & Technology (4)	96,348	(30,542)	4,934	5,691	19,470

Total Career Schools	399,742	(162,240)	29,813	6,938	167,067

Corporate and Other	—	(33,600)	22,574	6,272	491,674

Subtotal	978,603	(137,936)	58,375	13,490	788,608
Transitional Schools (5)	78,757	(76,748)	10,265	294	14,974
Discontinued Operations				5,852	1,463

Total	$1,057,360	$(214,684)	$68,640	$19,636	$805,045

For the Year Ended December 31, 2012
CTU (11)	$363,935	$54,928	$3,476	$1,408	$72,554
AIU	304,208	20,896	4,249	1,746	65,092

Total University Schools	668,143	75,824	7,725	3,154	137,646

Health Education (6)	153,441	(70,888)	8,020	3,633	45,471
Culinary Arts (7)	224,842	(33,854)	17,670	2,535	173,477
Design & Technology (8) (14)	124,611	(56,747)	5,400	2,157	27,389

Total Career Schools	502,894	(161,489)	31,090	8,325	246,337

Corporate and Other (9)	55	(7,699)	22,640	16,481	433,152

Subtotal	1,171,092	(93,364)	61,455	27,960	817,135
Transitional Schools (10)	173,788	(103,637)	13,282	3,450	47,446
Discontinued Operations				6,534	258,122

Total	$1,344,880	$(197,001)	$74,737	$37,944	$1,122,703

For the Year Ended December 31, 2011
CTU (11)	$415,411	$111,119	$3,425	$4,553
AIU	365,203	72,738	4,830	3,208

Total University Schools	780,614	183,857	8,255	7,761

Health Education (12)	211,177	(44,602)	9,782	17,205
Culinary Arts (13)	303,135	(63,452)	19,357	3,646
Design & Technology (14)	162,410	11,500	6,414	2,477

Total Career Schools	676,722	(96,554)	35,553	23,328

Corporate and Other (15)	(399)	(30,194)	19,736	28,643

Subtotal	1,456,937	57,109	63,544	59,732
Transitional Schools (16)	248,644	(45,882)	12,843	14,132
Discontinued Operations				4,469

Total	$1,705,581	$11,227	$76,387	$78,333

(1)	The statement of (loss) income and comprehensive (loss) income balances including revenue, operating (loss) income and depreciation and amortization are presented above on a continuing operations basis. Total assets and capital expenditures are presented on a consolidated basis including continuing and discontinued operations.

For the year ended December 31, 2013, segment results included:

(2)	Health Education: $8.8 million related to the settlement of a legal matter and a $1.7 million trade name impairment charge.
(3)	Culinary Arts: $15.5 million related to a pending legal settlement and a $13.0 million trade name impairment charge.
(4)	Design & Technology: $4.1 million in asset impairments, related to long-lived assets for our ongoing schools ($2.3) and decisions made to exit certain leased facilities ($1.8).
(5)	Transitional Schools: $2.6 million in asset impairments and $1.7 million related to the settlement of a legal matter.

For the year ended December 31, 2012, segment results included:

(6)	Health Education: $44.8 million of goodwill and trade name impairment charges.
(7)	Culinary Arts: An $8.1 million trade name impairment charge.
(8)	Design & Technology: A $40.8 million goodwill impairment charge.
(9)	Corporate and Other: A $19.0 million insurance recovery related to the settlement of claims under certain insurance policies.
(10)	Transitional Schools: $30.7 million in goodwill and asset impairment charges.

For the year ended December 31, 2011, segment results included:

(11)	During 2011, CTU recorded an accrual of $5.0 million within administrative expense for an estimate for potential reimbursements of government funds, which was subsequently settled for $3.6 million during the third quarter of 2012.
(12)	Health Education: $59.9 million of goodwill and intangible asset impairment charges.
(13)	Culinary Arts: $94.1 million of goodwill and trade name impairment charges.
(14)	Design & Technology: $6.0 million of legal expense related to the potential settlement of a legal matter, which was subsequently settled for $4.8 million during the fourth quarter of 2012.
(15)	Corporate and Other: A $7.0 million insurance recovery related to previously settled legal matters.
(16)	Transitional Schools: $37.3 million of goodwill and asset impairment charges.
(17)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Summary financial information by quarter is as follows (dollars in thousands, except per share data):

	Quarter
2013	First (3)	Second (4)	Third (5)	Fourth (6)	Total Year
Revenue (1)	$290,203	$268,839	$251,224	$247,094	$1,057,360
Operating loss (1)	(29,625)	(58,825)	(67,209)	(59,025)	$(214,684)
Net loss	(15,203)	(31,390)	(87,064)	(30,606)	$(164,263)
Net loss per share (2)
Basic and Diluted	$(0.23)	$(0.47)	$(1.30)	$(0.46)	$(2.46)

	Quarter
2012	First (3)	Second (4)	Third	Fourth (6)	Total Year
Revenue (1)	$383,701	$343,013	$314,890	$303,276	$1,344,880
Operating income (loss) (1)	34,951	(100,863)	(39,562)	(91,527)	$(197,001)
Net income (loss)	52,076	(100,234)	(33,146)	(61,492)	$(142,796)
Net income (loss) per share (2)
Basic and Diluted	$0.78	$(1.52)	$(0.50)	$(0.93)	$(2.15)

(1)

As of December 31, 2013, the results of operations for campuses that were taught out or schools that were sold during 2013, (see Note 2 “Summary of Significant Accounting Polices” of the notes to our consolidated financial statements for further information) along with our campuses that had previously ceased operations or were sold, are presented within discontinued operations for all periods presented.
(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.
(3)	First quarter of 2013 net loss included a $6.7 million loss on sale of AIU London. First quarter of 2012 net income included a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies.
(4)	Second quarter of 2013 net loss included $10.0 million related to the settlement of a legal matter and $4.0 million in trade name impairment charges. Second quarter of 2012 net loss included $85.6 million in goodwill and asset impairment charges, of which $1.0 million was recorded within loss from discontinued operations.
(5)	Third quarter of 2013 net loss included $11.6 million of trade name and asset impairment charges.
(6)	Fourth quarter of 2013 net loss included a $130.1 million gain related to the sale of our International Segment, a $72.2 million valuation allowance recorded against our deferred tax assets, $15.5 million for a pending legal settlement and $7.0 million in asset impairment charges. Fourth quarter of 2012 net loss included $40.8 million in asset impairment charges and $13.1 million in severance and related charges in conjunction with a reduction in force and campus closure announcements for our continuing operations.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference to:
2.1	Securities Purchase Agreement dated October 22, 2013 between CEC Europe, LLC & Investors, S.C.S., Career Education Corporation and Insignis.	Exhibit 2.1 to our Current Report on Form 8-K filed on December 4, 2013.

3.1	Restated Certificate of Incorporation of Career Education Corporation and Amendment thereto (originally incorporated on January 5, 1994).	Exhibit 3.1 to our Form 10-Q for the period ended June 30, 2012.

3.2	Sixth Amended and Restated By-laws of Career Education Corporation (as amended as of October 24, 2013).	Exhibit 3.2 to our Form 10-Q for the period ended September 30, 2013.

4.1	Form of specimen stock certificate representing Common Stock.	Exhibit 4.1 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.1	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan (“1998 Directors Plan”).	Exhibit 10.5 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.2	First Amendment to the 1998 Directors Plan.	Exhibit 10.13 to our Form 10-Q for the period ended September 30, 2002.

*10.3	Second Amendment to the 1998 Directors Plan.	Exhibit 10.5 to our Form 10-K for the year ended December 31, 2008.

*10.4	Form of Non-Employee Director’s Stock Option Agreement under the 1998 Directors’ Plan.	Exhibit 10.6 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.5	Career Education Corporation 1998 Employee Incentive Compensation Plan (“1998 Plan”) and the First, Second, Third, Fourth and Fifth Amendments thereto.	Exhibit B to our Proxy Statement dated April 16, 2004.

*10.6	Sixth Amendment to the 1998 Plan.	Exhibit 10.14 to our Form 10-Q for the period ended June 30, 2004.

*10.7	Seventh Amendment to the 1998 Plan.	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2005.

*10.8	Form of Incentive Stock Option Agreement under the 1998 Plan.	Exhibit 10.4 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.9	Form of Restricted Stock Agreement under the 1998 Plan.	Exhibit 10.1 to our Form 8-K filed on May 24, 2006.

*10.10	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”).	Exhibit 10.1 to our Form 8-K filed on May 16, 2008.

*10.11	First Amendment to the 2008 Plan.	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008.

*10.12	Non-Employee Director Share Accumulation Program pursuant to the 2008 Plan.	Exhibit 10.36 to our Form 10-K for the year ended December 31, 2009.

Exhibit Number	Exhibit	Incorporated by Reference to:

+*10.13	2013 Annual Incentive Award Program for Key Executives pursuant to the 2008 Plan.

+*10.14	2013 Annual Incentive Award Program pursuant to the 2008 Plan.

*10.15	Form of 2008 Non-Qualified Stock Option Grant Agreement under the 2008 Plan.	Exhibit 10.2 to our Form 8-K filed on May 16, 2008.

*10.16	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan.	Exhibit 10.1 to our Form 8-K filed on February 27, 2009.

*10.17	Form of Restricted Stock Agreement (General Counsel) under the 2008 Plan.	Exhibit 10.2 to our Form 8-K filed on February 27, 2009.

*10.18	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan.	Exhibit 10.3 to our Form 8-K filed on February 27, 2009.

*10.19	Form of Restricted Stock Agreement under the 2008 Plan.	Exhibit 10.4 to our Form 8-K filed on February 27, 2009.

*10.20	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: Dennis H. Chookaszian, Patrick W. Gross, Thomas B. Lally, Steven H. Lesnik and Leslie T. Thornton.	Exhibit 10.1 to our Form 8-K filed on February 20, 2009.

*10.21	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and David W. Devonshire.	Exhibit 10.2 to our Form 8-K filed on February 20, 2009.

*10.22	Form of Option Extension Agreement dated February 20, 2009 between the Company and Gregory L. Jackson.	Exhibit 10.3 to our Form 8-K filed on February 20, 2009.

*10.23	Form of Option and Restricted Stock Amendment Agreements dated February 20, 2009 between the Company and its Section 16 reporting officers at that time.	Exhibit 10.4 to our Form 8-K filed on February 20, 2009.

*10.24	Form of 2011 Restricted Stock/Performance Shares Agreement under the 2008 Plan (Non-California and Non-Attorneys)	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2011.

*10.25	Form of 2011 Restricted Stock/Performance Shares Agreement under the 2008 Plan (California and Attorneys)	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2011.

*10.26	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan.	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011.

*10.27	Form of Restricted Stock Award Agreement with Pro-Rated Vesting on Certain Events.	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2011.

*10.28	Form of Restricted Stock Unit Award Agreement under the 2008 Plan (Tim-Based).	Exhibit 10.1 to our Form 8-K filed on March 6, 2012.

*10.29	Form of Non-Qualified Stock Option Agreement under the 2008 Plan.	Exhibit 10.2 to our Form 8-K filed on March 6, 2012.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.30	Non-Qualified Stock Option Agreement under the 2008 Plan dated March 1, 2012, between Career Education Corporation and Steven H. Lesnik (Time-Based).	Exhibit 10.3 to our Form 8-K filed on March 6, 2012.

*10.31	Non-Qualified Stock Option Agreement under the 2008 Plan dated March 1, 2012, between Career Education Corporation and Steven H. Lesnik (Performance-Based).	Exhibit 10.4 to our Form 8-K filed on March 6, 2012.

*10.32	Form of Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based).	Exhibit 10.5 to our Form 8-K filed on March 6, 2012.

*10.33	Form of Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based).	Exhibit 10.1 to our Form 8-K filed on March 8, 2013.

*10.34	Form of 2013 Performance Unit Award Agreement under the 2008 Plan (Time-Based).	Exhibit 10.2 to our Form 8-K filed on March 8, 2013.

*10.35	Form of Non-Qualified Stock Option Agreement under the 2008 Plan (Tim-Based).	Exhibit 10.3 to our Form 8-K filed on March 8, 2013.

*10.36	Form of Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based).	Exhibit 10.4 to our Form 8-K filed on March 8, 2013.

*10.37	Non-Qualified Stock Option Agreement dated March 4, 2013 between Career Education Corporation and Steven H. Lesnik (Time-Based).	Exhibit 10.5 to our Form 8-K filed on March 8, 2013.

*10.38	Cash-Settled Restricted Stock Unit Award Agreement dated March 4, 2013 between Career Education Corporation and Steven H. Lesnik (Performance-Based).	Exhibit 10.6 to our Form 8-K filed on March 8, 2013.

*10.39	Form of Stock Appreciation Rights Agreement between Career Education Corporation and Scott Steffey pursuant to the 2008 Plan.	Exhibit 10.2 to our Form 8-K filed on April 8, 2013.

*10.40	Form of Stock Appreciation Rights Agreement between Career Education Corporation and Scott Steffey (non-plan).	Exhibit 10.3 to our Form 8-K filed on April 8, 2013.

*10.41	Form of Cash-Settled Restricted Stock Unit Agreement between Career Education Corporation and Scott Steffey (non-plan).	Exhibit 10.4 to our Form 8-K filed on April 8, 2013.

*10.42	Letter Agreement between Career Education Corporation and Lysa Clemens dated June 11, 2013.	Exhibit 10.5 to our Form 10-Q for the quarter ended June 30, 2013.

*10.43	Description of compensation arrangement for Jason T. Friesen as of July 2012.	Our Form 8-K filed on July 17, 2012.

*10.44	Letter Agreement between Career Education Corporation and Diane Auer Jones dated July 17, 2013.	Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2013.

*10.45	Description of compensation arrangement for Colleen M. O’Sullivan determined on September 12, 2012.	Our Form 8-K/A filed on September 14, 2012.

*10.46	Letter Agreement between Career Education Corporation and Scott Steffey dated April 1, 2013.	Exhibit 10.1 to our Form 8-K filed on April 8, 2013.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.47	Separation Agreement and General Release dated September 5, 2013 between Career Education Corporation and Daniel Hurdle.	Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2013.

*10.48	Letter Agreement between Career Education Corporation and Daniel Hurdle dated May 15, 2012.	Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2012.

*10.49	Letter Agreement between Career Education Corporation and Steve Lesnik dated February 26, 2013.	Exhibit 10.40 to our Form 10-K for the year ended December 31, 2012.

*10.50	Executive Retention Agreement between Organisation et Development and Catherine Lespine dated September 30, 2013.	Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2013.

*10.51	Employment Contract between INSEEC and Catherine Lespine dated June 27, 2013.	Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2013.

*10.52	Employment Contract between Organisation et Developpement and Catherine Lespine dated June 27, 2013.	Exhibit 10.5 to our Form 10-Q for the quarter ended September 30, 2013.

*10.53	Executive Retention Agreement between INSEEC and Catherine Lespine dated March 4, 2013.	Exhibit 10.6 to our Form 10-Q for the quarter ended September 30, 2013.

*10.54	Executive Retention Agreement between Organisation et Developpement and Catherine Lespine dated March 4, 2013.	Exhibit 10.7 to our Form 10-Q for the quarter ended September 30, 2013.

*10.55	Letter Agreement between Career Education Corporation and Anthony Mitchell dated April 27, 2012.	Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2012.

*10.56	Letter Agreement between Career Education Corporation and Teresa Cotton Santos dated August 15, 2012.	Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2012.

+*10.57	Consulting Agreement between Career Education Corporation and Manoj Kulkarni dated October 1, 2013.

*10.58	Independent Contractor Agreement between Career Education Corporation and Jeremy J. Wheaton dated July 16, 2012.	Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2012.

*10.59	Agreement dated November 17, 2008 by and between Career Education Corporation and Gregory L. Jackson.	Exhibit 10.1 to our Form 8-K filed on November 18, 2008.

*10.60	Termination of Agreement dated May 16, 2012, relating to the Agreement dated November 17, 2008 between Career Education Corporation and Gregory L. Jackson.	Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2012.

*10.61	Form of Indemnification Agreement for Directors and Executive Officers.	Exhibit 10.1 to our Form 8-K filed June 25, 2008.

*10.62	Career Education Corporation Executive Severance Plan (Amended and Restated as of July 1, 2010).	Exhibit 10.1 to our Form 8-K filed May 20, 2010.

*10.63	Form of agreement dated August 10, 2012 pursuant to the 2012 Reward and Retention Program.	Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2012.

Exhibit Number	Exhibit	Incorporated by Reference to:

10.64	Amended and Restated Credit Agreement dated as of December 30, 2013 among Career Education Corporation, CEC Educational Services, LLC, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and BMO Harris Bank N.A., as administrative agent and letter of credit issuer.	Exhibit 99.1 to our Form 8-K filed January 2, 2014.

+21	Subsidiaries of the Company.

+23.1	Consent of Ernst & Young LLP.

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+101	The following financial information from our Annual Report on Form 10-K for the twelve months ended December 31, 2013, filed with the SEC on February 27, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+	Filed herewith.