Form 10-Q
period 2014-03-31
CAREER EDUCATION CORP
filed 2014-05-08
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 30, 2014: 67,222,997

CAREER EDUCATION CORPORATION

FORM  10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$264,188	$318,761
Restricted cash	12,948	12,564
Short-term investments	38,326	31,592

Total cash and cash equivalents and short-term investments	315,462	362,917
Student receivables, net of allowance for doubtful accounts of $19,752 and $21,070 as of March 31, 2014 and December 31, 2013, respectively	31,582	34,498
Receivables, other, net	18,331	27,437
Prepaid expenses	20,328	20,218
Inventories	6,329	6,723
Deferred income tax assets, net	3,606	3,606
Other current assets	4,492	3,468
Assets of discontinued operations	523	1,150

Total current assets	400,653	460,017

NON-CURRENT ASSETS:
Property and equipment, net	170,573	182,000
Goodwill	87,356	87,356
Intangible assets, net	39,850	40,117
Student receivables, net of allowance for doubtful accounts of $6,011 and $6,883 as of March 31, 2014 and December 31, 2013, respectively	4,758	5,204
Deferred income tax assets, net	10,644	10,644
Other assets, net	26,258	17,853
Assets of discontinued operations	1,406	1,854

TOTAL ASSETS	$741,498	$805,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,640	$24,615
Accrued expenses:
Payroll and related benefits	31,198	34,172
Advertising and production costs	22,297	17,599
Income taxes	603	14,994
Other	51,039	41,083
Deferred tuition revenue	55,251	60,914
Liabilities of discontinued operations	15,418	14,055

Total current liabilities	205,446	207,432

NON-CURRENT LIABILITIES:
Deferred rent obligations	78,104	80,496
Other liabilities	27,593	27,619
Liabilities of discontinued operations	32,225	34,114

Total non-current liabilities	137,922	142,229

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,001,778 and 81,889,907 shares issued, 67,196,127 and 67,170,522 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	820	819
Additional paid-in capital	602,440	600,904
Accumulated other comprehensive loss	(531)	(503)
Retained earnings	10,515	68,658
Cost of 14,805,651 and 14,719,385 shares in treasury as of March 31, 2014 and December 31, 2013, respectively	(215,114)	(214,494)

Total stockholders’ equity	398,130	455,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$741,498	$805,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2014	2013
REVENUE:
Tuition and registration fees	$240,071	$279,910
Other	3,034	4,540

Total revenue	243,105	284,450

OPERATING EXPENSES:
Educational services and facilities	86,078	102,757
General and administrative	189,780	189,597
Depreciation and amortization	15,052	16,969
Asset impairment	67	157

Total operating expenses	290,977	309,480

Operating loss	(47,872)	(25,030)

OTHER INCOME (EXPENSE):
Interest income	106	245
Interest expense	(81)	(706)
Loss on sale of business	—	(6,712)
Miscellaneous income	622	7

Total other income (expense)	647	(7,166)

PRETAX LOSS	(47,225)	(32,196)
Provision for (benefit from) income taxes	220	(12,402)

LOSS FROM CONTINUING OPERATIONS	(47,445)	(19,794)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(10,698)	4,591

NET LOSS	(58,143)	(15,203)

OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	—	(1,743)
Unrealized (losses) gains on investments	(28)	1

Total other comprehensive loss	(28)	(1,742)

COMPREHENSIVE LOSS	$(58,171)	$(16,945)

NET LOSS PER SHARE—BASIC and DILUTED:
Loss from continuing operations	$(0.71)	$(0.30)
(Loss) income from discontinued operations	(0.16)	0.07

Net loss per share	$(0.87)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	66,994	66,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,143)	$(15,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	67	157
Depreciation and amortization expense	15,431	19,295
Bad debt expense	5,852	6,702
Compensation expense related to share-based awards	1,341	1,775
Loss on sale of business	—	6,712
Loss on disposition of property and equipment	26	94
Changes in operating assets and liabilities	6	(33,729)

Net cash used in operating activities	(35,420)	(14,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(29,810)	(13,540)
Sales of available-for-sale investments	14,320	13,465
Purchases of property and equipment	(3,468)	(4,077)
Payments of cash upon sale of business	—	(1,947)
Other	—	(1)

Net cash used in investing activities	(18,958)	(6,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	196	304
Payment on borrowings	—	(80,000)
Change in restricted cash	(384)	86,470
Payments of capital lease obligations	—	(74)

Net cash (used in) provided by financing activities	(188)	6,700

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	10	(3,194)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,556)	(16,791)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	182	127,925
Less: Cash balance of discontinued operations, end of the period	199	114,428
CASH AND CASH EQUIVALENTS, beginning of the period	318,761	112,697

CASH AND CASH EQUIVALENTS, end of the period	$264,188	$109,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

The colleges, institutions and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. In addition to its online offerings, Career Education serves students from campuses throughout the United States offering programs that lead to doctoral, master’s, bachelor’s and associate degrees, as well as to diplomas and certificates.

Our institutions include both universities that provide degree programs through the master or doctoral level and colleges that provide programs through the associate and bachelor level. The University group includes American InterContinental University (“AIU”) and Colorado Technical University (“CTU”)—predominantly serving students online with career-focused degree programs that meet the educational demands of today’s busy adults. The Career Schools group offers career-centered education primarily through ground-based campuses and includes Briarcliffe College, Brooks Institute, Harrington College of Design, Le Cordon Bleu North America (“LCB”), Missouri College and Sanford-Brown Institutes and Colleges (“SBI” and “SBC,” respectively). Through our colleges, institutions and universities, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

A detailed listing of individual campus locations and web links to Career Education’s colleges, institutions and universities can be found at www.careered.com.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “college”, “institution” and “university” refer to an individual, branded, proprietary educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our colleges, institutions or universities.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The unaudited consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries (collectively “CEC”). All intercompany transactions and balances have been eliminated.

Effective January 2014, we have changed our segment reporting to align with the manner in which we are now managing the business. Our reportable segments are: CTU, AIU (comprises University Schools); Career Colleges, Culinary Arts (comprises Career Schools); and Transitional Schools. Our Career Colleges reporting segment is a combination of our previously reported Health Education and Design & Technology segments. These were combined as a part of our overall brand consolidation strategy. Campuses included in our Transitional Schools segment are currently being taught out and no longer enroll new students. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study. The results of operations for campuses within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As campuses within Transitional Schools cease operations, the results of operation for all periods presented will be reflected within discontinued operations. During the first quarter of 2014, the Company completed the teach-out of the following Sanford-Brown campuses: Austin, Collinsville, Cranston, Dearborn, Grand Rapids, Indianapolis, Portland, Tinley Park and Trevose. As a result, all current and prior periods reflect these campuses as components of discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

In the fourth quarter of 2013, we completed the sale of our International Segment. Accordingly, the results of operations of the International Segment are reported within discontinued operations. Prior period financial statements and the related notes herein, including segment reporting, have been recast to include the results of operations and financial condition of the International Segment as a component of discontinued operations. See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, the amendments in this ASU require expanded disclosures for discontinued operations as well as for disposals that do not qualify as discontinued operations. For public entities, ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact that the adoption of ASU 2014-08 will have on our financial condition, results of operations and disclosures.

We have evaluated and adopted the guidance of the following ASUs issued by the FASB in 2013; adopting these ASUs did not materially impact the presentation of our financial condition, results of operations and disclosures:

•	ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists issued in July 2013. ASU 2013-11 standardizes the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists; it does not require new recurring disclosures. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless specific criteria exist, in which case the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.

•	ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity issued in March 2013. ASU 2013-05 provides guidance on releasing cumulative translation adjustments (“CTA”) when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, and also provides guidance on releasing CTA in partial sales of equity method investments and in step acquisitions.

•	ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date issued in February 2013. The guidance in ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements, for which the total obligation amount is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also specifies disclosure requirements.

4. DISCONTINUED OPERATIONS

As of March 31, 2014, the results of operations for campuses that have ceased operations or schools that were sold, and are considered distinct operations as defined under FASB ASC Topic 205—Presentation of Financial Statements, are presented within discontinued operations. During the first quarter of 2014, we completed the teach-out of nine campuses (see Note 2, “Basis of Presentation” of the notes to our unaudited consolidated financial statements). All current and prior period financial statements include the results of operations and financial position for these campuses as components of discontinued operations.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2014	2013
Revenue	$274	$56,060

Pretax (loss) income	$(10,698)	$5,340
Income tax provision (1)	—	749

(Loss) income from discontinued operations, net of tax	$(10,698)	$4,591

(1)	Due to the valuation allowance against our net deferred taxes, there is no income tax benefit reported for the quarter ended March 31, 2014.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of March 31, 2014 and December 31, 2013 include the following (dollars in thousands):

	March 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$199	$182
Receivables, net	237	368
Other current assets	87	600

Total current assets	523	1,150

Non-current assets:
Property and equipment, net	12	396
Other assets, net	1,394	1,458

Total assets of discontinued operations	$1,929	$3,004

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$216	$790
Deferred tuition revenue	—	217
Remaining lease obligations	15,202	13,048

Total current liabilities	15,418	14,055

Non-current liabilities:
Remaining lease obligations	32,225	30,852
Other	—	3,262

Total liabilities of discontinued operations	$47,643	$48,169

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for the quarters ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended March 31, 2014	$43,900	$6,311	$(5,817)	$3,033	$47,427

For the quarter ended March 31, 2013	$46,298	$(227)	$(2,294)	$(38)	$43,739

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

5. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents from our continuing operations consist of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Cash	$175,739	$155,756
Corporate bonds	1,006	—
Money market funds	87,443	163,005

Cash and cash equivalents, unrestricted	264,188	318,761

Restricted cash	12,948	12,564

Total cash and cash equivalents	$277,136	$331,325

Restricted cash balances provide securitization for our outstanding letters of credit.

Investments from our continuing operations consist of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Commercial paper	$15,641	$—	$(5)	$15,636
Corporate bonds	5,443	—	(7)	5,436
U.S. Treasury bills	17,253	1	—	17,254

Total short-term investments	38,337	1	(12)	38,326

Long-term investments (available for sale):
Corporate bonds	8,723	—	(17)	8,706
Municipal bond	7,850	—	(476)	7,374

Total long-term investments	16,573	—	(493)	16,080

Total investments (available for sale)	$54,910	$1	$(505)	$54,406

	December 31, 2013
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury bills	$31,591	$1	$—	$31,592
Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments (available for sale)	$39,441	$1	$(476)	$38,966

In the table above, unrealized holding gains/(losses) as of March 31, 2014 relate to short-term investments and our long term investment in corporate bonds that have been in a continuous unrealized gain/(loss) position for less than one year. The table also includes unrealized holding losses, greater than one year, that relate to our long-term investment in a municipal bond, which is an auction rate security (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The unrealized loss attributable to our municipal bond at March 31, 2014 is attributable to the continued lack of activity in the ARS market, exposing this investment to liquidity risk.

Our municipal bond is comprised of debt obligations issued by states, cities, counties and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of March 31, 2014, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of March 31, 2014 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Fair Value Measurements

FASB ASC Topic 820—Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2014, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of commercial paper, corporate bonds and U.S. treasury bills that are publicly traded and for which market prices are readily available, and our investment in a municipal bond. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2014, we reclassified our investments in U.S. Treasury bills from Level 1 classification to Level 2. The fair value for these investments was not based on identical assets as of March 31, 2014 which resulted in this reclassification. Our investment in a municipal bond is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of March 31, 2014 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our municipal bond investment has failed for multiple years. This security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820—Fair Value Measurements at March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$15,636	$—	$15,636
Corporate bonds	—	14,142	—	14,142
U.S. Treasury bills	—	17,254	—	17,254
Municipal bond	—	—	7,374	7,374

Totals	$—	$47,032	$7,374	$54,406

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$31,592	$—	$—	$31,592
Municipal bond	—	—	7,374	7,374

Totals	$31,592	$—	$7,374	$38,966

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the quarter ended March 31, 2014 (dollars in thousands):

Balance at December 31, 2013	$7,374
Unrealized gain (loss)	—

Balance at March 31, 2014	$7,374

Credit Agreement

During the fourth quarter of 2013, we entered into a $70.0 million Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. As of March 31, 2014, there were no outstanding borrowings under the revolving credit facility.

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

As of March 31, 2014 and December 31, 2013, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $4.8 million and $5.2 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended March 31, 2014	$27,953	$5,866	$(8,056)	$25,763

For the quarter ended March 31, 2013	$39,163	$5,751	$(11,179)	$33,735

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.3 million and $2.1 million for the quarters ended March 31, 2014 and 2013, respectively.

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

7. RESTRUCTURING CHARGES

Reductions in force have been carried out related to the reorganization of our corporate and campus functions to better align with current total enrollments and decisions made in previous years to teach out a number of campuses, meaning gradually close the campuses through an orderly process. We anticipate that a majority of the campus closures will be completed by the third quarter of 2014.

The following table details the changes in our accrual for severance and related costs associated with these restructuring events for our continuing operations during the quarters ended March 31, 2014 and 2013 (dollars in thousands):

	Balance, Beginning of Period	Severance and related charges	Payments (1)	Non-cash adjustments (2)	Balance, End of Period
For the quarter ended March 31, 2014	$4,913	$—	$(593)	$(278)	$4,042

For the quarter ended March 31, 2013	$7,931	$364	$(4,060)	$(73)	$4,162

(1)	Includes payments related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $2.5 million and $2.3 million as of March 31, 2014 and March 31, 2013, respectively, which is recorded within current accrued expenses—payroll and related benefits; the long-term portion of $1.5 million and $1.9 million, respectively, is recorded within other non-current liabilities. In addition, as of March 31, 2014, we have accrued approximately $1.4 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained; $0.3 million was recorded during the quarter ended March 31, 2014.

During the first quarter of 2014, nine of our campuses completed their teach-out activities, seven of the nine campuses had remaining lease obligations related to their facilities. The charge recorded during the current quarter related to these discontinued operations was approximately $8.1 million, which represents the net present value of our remaining lease obligation less an estimated amount for sublease income and was recorded within loss from discontinued operations for the current quarter. A number of our teach-out campuses that have not yet closed will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2021. The total estimated charge related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $20.0 to $25.0 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income.

8. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $28.9 million and $20.3 million at March 31, 2014 and December 31, 2013, respectively, is presented within other current liabilities on our unaudited consolidated balance sheets.

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

Securities Litigation

Ross, et al. v. Career Education Corporation, et al. On January 13, 2012, a class action complaint was filed in the U.S. District Court for the Northern District of Illinois, naming the Company and various individuals as defendants and claiming that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning its campuses’ job placement rates and its compliance with accreditation standards. The complaint further claimed that the individual defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons of the Company. Plaintiff asked for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 23, 2012, the Court appointed KBC Asset Management NV, the Oklahoma Police Pension & Retirement Systems, and the Oklahoma Law Enforcement Retirement System, as lead plaintiffs in the action. Lead plaintiffs subsequently filed an amended complaint, asserting the same claims alleged in the initial complaint and seeking damages on behalf of all persons who purchased the Company’s common stock between February 19, 2009 and November 21, 2011 (the “Class”).

On June 12, 2013, the parties agreed to settle the Ross litigation, subject to final Court approval and settlement of certain shareholder derivative actions and subsequent related claims (the “Derivative Settlements”). As previously disclosed, the Derivative Settlements received Court approval and were dismissed with prejudice in the first quarter of 2014. Under the Derivative Settlements, the Company’s directors’ and officers’ liability insurers have paid $10.0 million towards the settlement of this litigation.

On November 6, 2013, the Court entered an order preliminarily approving the Ross settlement. On April 16, 2014, the Court finally approved the settlement and dismissed the action with prejudice. Pursuant to the terms of the Ross settlement agreement, the Class will receive a total of $27.5 million in consideration of the proposed settlement and the parties will release all claims. The Company’s directors’ and officers’ liability insurers paid $22.5 million of the settlement amount, $10.0 million of which was funded pursuant to the Derivative Settlements discussed above, and the Company paid the remaining $5.0 million. However, the Company is seeking recovery of that amount from one of its insurers, Axis Insurance Company (“Axis”), but has not recorded a receivable for this additional amount as it is not deemed probable as of March 31, 2014. As described below, Axis is seeking a declaration of no coverage. In connection with the Ross settlement, the Company entered into an additional settlement on April 15, 2014 with certain members of the Class pursuant to which the Company expects to pay approximately $3.8 million. The Company is seeking recovery of this amount from Axis.

Axis Insurance Company v. Career Education Company, et al. On December 11, 2013, Axis Insurance Company filed a declaratory judgment action in the Circuit Court of Cook County, Chancery Division, naming the Company and various individuals as defendants in connection with coverage for the recently settled securities class action and shareholder derivative actions. Axis seeks a declaration of no coverage. On March 11, 2014, the Company and the individual defendants responded to Axis’s complaint and asserted counterclaims pursuant to which the Company claims approximately $10.0 million in coverage. On April 22, 2014, Axis responded to the Company’s counterclaims.

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

Currently there are 79 remaining plaintiffs who have not settled or dismissed their claims. CCA has filed answers to the complaints filed by the remaining 79 individual plaintiffs. The parties participated in a mediation session on April 2, 2014 at which the Company agreed to settle with 77 of the remaining plaintiffs. The Company has agreed to pay approximately $2.2 million plus an as yet undetermined amount of attorneys’ fees. Accordingly, for the quarter ended March 31, 2014, the Company has reserved $3.0 million which is the current estimate of the total amount of the settlement and based on its assessment that the settlement is probable.

The parties have agreed to arbitrate one of the remaining cases and the other case will be set for trial at a later date.

Because of the many questions of fact and law that may arise in the future with respect to the two remaining cases, the outcome in those cases is uncertain. Accordingly, we have not recognized any future liability associated with these actions.

Enea, et al. v. Career Education Corporation, California Culinary Academy, Inc., SLM Corporation, and Sallie Mae, Inc. Plaintiffs filed this putative class action in the Superior Court State of California, County of San Francisco, on or about June 27, 2013. Plaintiffs allege that CCA materially misrepresented the placement rates of its graduates, falsely stated that admission to the culinary school was competitive and that the school had an excellent reputation among restaurants and other food service providers, represented that the culinary schools were well-regarded institutions producing skilled graduates who employers eagerly hired, and lied by telling students that the school provided graduates with career placement services for life. The plaintiffs or putative class members here co-signed the loans for students to attend CCA, some of whom were Amador class members. Plaintiffs seek restitution, damages, civil penalties and attorneys’ fees.

Defendants filed a motion to dismiss and to strike class action allegations on October 31, 2013. A hearing on the motions was conducted on March 14, 2014. Thereafter, the Court issued two separate orders granting the motion to strike the class allegations and the motion to dismiss without leave to amend. Plaintiffs filed a motion seeking leave to file a third amended complaint and/or for reconsideration of the Court’s orders.

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

On May 23, 2012, WCI filed a motion to compel arbitration of claims by 1,062 individual class members who signed enrollment agreements containing express class action waivers. The Court issued an Order denying the motion on July 27, 2012. On August 6, 2012, WCI filed an appeal from the Court’s Order and on August 30, 2012, the Court of Appeals issued an Order granting WCI’s motion to compel the trial court to cease exercising jurisdiction in the case. The oral argument on the appeal is set for May 9, 2014. All proceedings with the trial court have been stayed pending the outcome of the appeal.

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

Plaintiffs’ counsel have filed eight separate but related “multiple plaintiff actions” originally involving a total of approximately 1,000 former students entitled Banks, et al. v. California School of Culinary Arts; Abrica v. California School of Culinary Arts; Aguilar, et al. v. California School of Culinary Arts; Alday v. California School of Culinary Arts; Ackerman, et al. v. California School of Culinary Arts; Arechiga, et al. v. California School of Culinary Arts; Anderson, et al. v. California School of Culinary Arts; and Allen v. California School of Culinary Arts. All eight cases are pending in the Los Angeles County Superior Court and the allegations in these cases are essentially the same as those asserted in the Vasquez class action case. The individual plaintiffs in these cases seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. All of these cases have been deemed related to the Vasquez class action and therefore are pending before the same judge who is presiding over the Vasquez case.

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

The Company and plaintiffs’ counsel have executed an agreement regarding the framework for individual settlements with approximately 950 of the remaining individual plaintiffs. Pursuant to this settlement arrangement, defendants will pay a maximum of $17.5 million in the aggregate to fund the individual plaintiff settlements, attorneys’ fees and administrative costs of the settlement, subject to certain excluded costs which defendants will be separately responsible for. The settlement amounts for each individual plaintiff will be determined by a third party. If any plaintiff decides not to accept the settlement, then the amount allocated to that plaintiff will be returned to defendants. Defendants have the right not to proceed with the settlement if a specified number of plaintiffs do not accept the settlement. Defendants’ liability pursuant to the settlement is estimated to be $15.5 million to $17.5 million; however, defendants do not have a reasonable basis to estimate where in that range the liability is likely to be. Accordingly, for the quarter ended March 31, 2014, the Company is maintaining a reserve of $15.5 million based on its assessment that the settlement is probable.

Approximately 97 of the remaining plaintiffs are not within the purview of the settlement arrangement described in the preceding paragraph. Any liability to these plaintiffs is expected to be an immaterial amount.

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

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he will receive a portion of the federal government’s recovery. The amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The Court ruled on that motion, dismissing CEC from the case and dismissing several of the relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of the relator’s alleged claims. On March 17, 2014, the Court granted this motion in part, limiting the timeframe and geographical scope of the relator’s claims. The Court has yet to rule on the summary judgment motion filed on January 3, 2014 by the remaining Company defendants. On April 8, 2014, the Court postponed the April 14, 2014 trial date pending its ruling on the summary judgment motion.

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

The case now is on remand to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. CEC has answered the complaint, and the parties have exchanged initial disclosures. On February 19, 2014, the Court ordered the parties to commence fact discovery as to the issue of liability.

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

On February 27, 2013, defendants filed their answers to the complaint and motion to dismiss the IWPCA count of the complaint. On June 14, 2013, plaintiff filed her motion for class certification. The parties subsequently reached an agreement to settle the matter for an immaterial amount. On November 29, 2013, the Court entered an order granting preliminary approval of the settlement. On March 25, 2014, the Court granted final approval of the settlement and dismissed the case.

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

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following 14 states: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania and Washington (January 24, 2014); Illinois (December 9, 2011); and Tennessee (February 7, 2014). In addition, the Company has received inquiries from the Attorneys General of Florida (November 5, 2010), Massachusetts (September 27, 2012) and Colorado (August 27, 2013). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company’s practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company intends to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible.

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

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, ED advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s Health Education campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication of placement rates or other disclosures to students or prospective students, ED may revoke, limit, suspend or deny the institution’s Title IV eligibility, or impose fines. Any such action would first likely require reasonable prior notice and an opportunity for an administrative hearing (as recently confirmed by the U.S. Court of Appeals for the District of Columbia), and would be subject to appeal.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of March 31, 2014, the Company has a $0.8 million reserve recorded related to this matter.

9. INCOME TAXES

The components of pretax loss from continuing operations for the quarters ended March 31, 2014 and 2013 are as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2014	2013
U.S.	$(47,225)	$(27,638)
Foreign	—	(4,558)

Total	$(47,225)	$(32,196)

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

The following is a summary of our provision for (benefit from) income taxes and effective tax rate from continuing operations:

	For the Quarter Ended March 31,
	2014	2013
Pretax loss	$(47,225)	$(32,196)
Provision for (benefit from) income taxes	$220	$(12,402)
Effective rate	0.5%	-38.5%

As of December 31, 2013, we reported a total deferred tax valuation allowance of $82.5 million within our consolidated balance sheet. After considering both positive and negative evidence related to the likelihood of realization of the deferred tax assets, we have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of March 31, 2014. As a result, the effective tax provision for the quarter ended March 31, 2014 approximates $0.2 million.

The cumulative effect of federal and state valuation losses reduced the effective tax rate benefit by 38.7%. The current quarter tax rate was also impacted by nominal uncertain tax position activity, the net effect of which resulted in a 0.5% effective tax rate.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $2.5 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2014 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2014, we had accrued $2.8 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of March 31, 2014, there were approximately 5.7 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of 4.4 million shares issuable upon exercise of outstanding options. This amount does not reflect 0.6 million shares underlying restricted stock units as of March 31, 2014, which upon vesting will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan.

As of March 31, 2014, we estimate that compensation expense of approximately $7.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the quarter ended March 31, 2014 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	3,900	$15.15
Granted	681	7.10
Exercised	—	—
Forfeited	(147)	3.63
Cancelled	(46)	34.25

Outstanding as of March 31, 2014	4,388	$14.09

Exercisable as of March 31, 2014	2,543	$20.43

Restricted Stock and Restricted Stock Units to be Settled in Stock. Restricted stock and restricted stock units to be settled in shares of stock generally become fully vested either three years after the date of grant or 25% per year over a four-year service period beginning on the date of grant. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to the unvested restricted stock and restricted stock units. The vesting of restricted stock and restricted stock units is subject to possible acceleration in certain circumstances. Certain awards to plan participants referred to as “performance-based” are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares or units of restricted stock that vest at the end of the requisite service period or result in all shares or units being forfeited.

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the quarter ended March 31, 2014 (shares and units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2013	221	$22.19	539	$8.30	760
Granted	—	—	249	7.10	249
Vested	(106)	23.27	(134)	8.63	(240)
Forfeited	(24)	20.16	(44)	8.63	(68)

Outstanding as of March 31, 2014	91	$21.72	610	$7.72	701

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally become fully vested 25% per year over a four-year service period beginning on the date of grant. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to the unvested restricted stock units. The vesting of restricted stock units is subject to possible acceleration in certain circumstances. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2008 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units during the quarter ended March 31, 2014 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2013	2,289
Granted	966
Vested	(655)
Forfeited	(225)

Outstanding as of March 31, 2014	2,375

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718—Compensation-Stock Compensation and recognized $2.3 million of expense for the first quarter of 2014 for all cash-settled restricted stock units.

Performance Unit Awards. Performance unit awards granted during 2013 and 2014 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending on December 31, 2015 and 2016, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. A liability of $1.8 million was recorded as of March 31, 2014, which represents the fair value of the liability incurred through March 31, 2014 for these awards; $0.7 million of expense was recorded during the quarter ended March 31, 2014.

11. WEIGHTED AVERAGE COMMON SHARES

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

Due to the fact that we reported a loss from continuing operations for the quarters ended March 31, 2014 and 2013, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260—Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters ended March 31, 2014 and 2013.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Effective January 2014, we have changed our segment reporting to align with the manner in which we are now managing the business. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan. Our reporting segments are described below.

University Schools:

Colorado Technical University (CTU) collectively offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences in an online, classroom or laboratory setting.

American InterContinental University (AIU) collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies in an online, classroom or laboratory setting.

Career Schools:

Career Colleges includes Briarcliffe College, Brooks Institute, Harrington College of Design, Missouri College and our Sanford-Brown institutions. As of March 31, 2014, we announced the rebranding efforts related to our IADT and Brown College institutions; these institutions are now united under the Sanford-Brown name. The Career Colleges group collectively offer academic programs primarily in the career-oriented disciplines of health education that are complemented by certain programs in business studies and information technology, as well as visual communications, fashion design, photography, interior design, graphic design and video production, in a classroom, laboratory or online setting. In addition, continuing education and short-term vocational programs in the area of energy conservation are offered.

Culinary Arts includes our Le Cordon Bleu institutions in North America which collectively offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. Le Cordon Bleu also provides online programs in culinary arts and hotel and restaurant management.

Transitional Schools includes our campuses that are currently being taught out.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue		Operating (Loss) Income
	2014	2013	2014	2013
CTU	$87,031	$90,209	$14,186	$15,912
AIU	52,573	66,299	(3,583)	3,146

Total University Schools	139,604	156,508	10,603	19,058

Career Colleges	53,040	59,786	(17,150)	(15,003)
Culinary Arts	42,246	45,938	(18,046)	(12,137)

Total Career Schools	95,286	105,724	(35,196)	(27,140)

Corporate and Other	100	—	(11,136)	(6,368)

Subtotal	234,990	262,232	(35,729)	(14,450)
Transitional Schools	8,115	22,218	(12,143)	(10,580)

Total	$243,105	$284,450	$(47,872)	$(25,030)

	Total Assets as of (1)
	March 31, 2014	December 31, 2013
CTU	$74,253	$75,441
AIU	53,431	54,426

Total University Schools	127,684	129,867

Career Colleges	55,713	58,718
Culinary Arts	104,230	108,349

Total Career Schools	159,943	167,067

Corporate and Other	440,458	491,674

Subtotal	728,085	788,608
Transitional Schools	11,484	13,433
Discontinued Operations	1,929	3,004

Total	$741,498	$805,045

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate,” “on track to,” “will,” “continue to” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

Overview

The colleges, institutions and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. In addition to its online offerings, Career Education serves students from campuses throughout the United States offering programs that lead to doctoral, master’s, bachelor’s and associate degrees, as well as to diplomas and certificates.

Our institutions include both universities that provide degree programs through the master or doctoral level and colleges that provide programs through the associate and bachelor level. The University group includes American InterContinental University (“AIU”) and Colorado Technical University (“CTU”)—predominantly serving students online with career-focused degree programs that meet the educational demands of today’s busy adults. The Career Schools group offers career-centered education primarily through ground-based campuses and includes Briarcliffe College, Brooks Institute, Harrington College of Design, Le Cordon Bleu North America (“LCB”), Missouri College and Sanford-Brown Institutes and Colleges (“SBI” and “SBC,” respectively). Through our colleges, institutions and universities, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

During the first quarter of 2014, the Company completed the teach-out of the following Sanford-Brown campuses: Austin, Collinsville, Cranston, Dearborn, Grand Rapids, Indianapolis, Portland, Tinley Park and Trevose. As a result, all current and prior periods reflect these campuses as components of discontinued operations. In the fourth quarter of 2013, we completed the sale of our International Segment (see Note 2 “Basis of Presentation” of the notes to our unaudited consolidated financial statements) and accordingly, the prior period results of operations of our International Segment are reported within discontinued operations.

All prior period results have been recast to reflect our reporting segments on a comparable basis.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2014 First Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2014 FIRST QUARTER OVERVIEW

During the first quarter of 2014, we continued our focus on Enrolling, Educating and Placing our students into a better position to succeed professionally. Our goal is to make our organization a highly respected and financially sound educational institution and to accomplish this in a professional manner that always puts student interests at the forefront of every decision. Our ongoing efforts are aligned with student success.

Our first quarter results were in line with our expectations despite the continued economic and other challenges as well as severe weather impacts to some of our ground-based campuses during the current year quarter. The severe weather experienced across the nation resulted in ninety-six closures and delays for our campuses which created scheduling challenges for current students and impacted admissions advisor efforts with our prospective students. Despite the obstacles created by the extreme winter weather, we were able to generate another quarter of improvement in many of our key metrics, including increased student applications, positive trends in the rate at which we convert a prospective student inquiry to a student applicant as well as new and total student enrollments.

Excluding our campuses within the Transitional Schools segment, which no longer enroll new students, revenue declined approximately 10.4% as a result of the 8% decline in total student enrollment as compared to the prior year quarter. On a consolidated basis our revenue declined approximately 14.5% and total student enrollment declined 12% as compared to the prior year quarter. For the current year quarter, we reported an operating loss of $47.9 million as compared to an operating loss of $25.0 million in the prior year quarter primarily as a result of the decline in revenue. The current quarter results include $6.8 million for proposed legal settlements as we continue to resolve outstanding legal matters.

Beginning in January of 2014, we terminated our previous student readiness program and replaced it with a new student orientation process which we believe provides a better and more engaged experience for students. This enhanced process has already been implemented within our University segments and is being instituted on a modified basis at most of our ground-based campuses. This change impacts how we calculate a new student enrollment. Accordingly, we have recast prior period new student enrollments within our University Schools segments to reflect this change in methodology.

We have identified four main objectives for our turnaround strategy during 2014, including:

•	generate modest University total student enrollment growth;

•	stabilize our Career Schools enrollments;

•	reduce our organizational cost structure; and

•	successfully complete the teach-out of our Transitional Schools, significantly lowering the financial losses associated with these campuses.

Generate modest University total student enrollment growth

As of March 31, 2014, total student enrollments showed sequential improvement in the rate of decline for each of the past five quarters due to both increased student applications and improved retention of our students. These improvements are a result of the changes we have made to our student intake models and shifts in marketing strategies across our institutions.

Our University Schools group reported operating income of $10.6 million for the current year quarter as compared to $19.1 million in the prior year quarter which was primarily due to the 8% decrease in total student enrollments as compared to the prior year quarter. This enrollment decrease has continued to lessen over the past five quarters. We anticipate that this sequential improvement in the rate of decline for total student enrollments coupled with other positive metric indicators we are tracking will yield positive total student enrollment growth as compared to prior periods in the second half of 2014 within our University segments.

Stabilize our Career Schools enrollments

During the first quarter of 2014, we united the educational mission of International Academy of Design and Technology (IADT), Brown College and Sanford-Brown to create comprehensive career schools under the Sanford-Brown name. Bringing these career-focused schools together expands the Sanford-Brown educational mission, allowing the schools to provide more comprehensive programs and resources to students at 18 campuses across the country. This group now makes up our Career Colleges reporting segment. As part of our strategy, we are also working to expand the mission and program offerings at the Sanford-Brown institutions to include courses in allied health, business, information technology and art and design, some of which offerings were not in their existing missions. Once approved by regulatory authorities, we anticipate that this program expansion will allow us to better serve students and communities by providing students with greater educational options. Also, campuses will have greater flexibility in their course offerings to better serve students and accommodate local workforce needs. Finally, we will benefit from efficiencies and a lower cost structure related to supporting one brand name. While we believe that we have adequately prepared students and faculty for this change, there may be temporary disruptions and volatility impacting our operating results for these institutions.

Another effort towards stabilizing our Career Schools enrollments includes changes and enhancements to our marketing strategies. We have shifted our strategy from a national approach to tailoring our marketing efforts to be more localized in each of our markets. We have engaged a marketing firm to assist us with this shift in strategy as well as to broaden the scope and appeal of the new Sanford- Brown brand. We expect these changes to benefit us in the long-term but may temporarily disrupt our lead flow volume as we make the changes. Within Culinary Arts, we have intensified our communication with local high schools and begun to change our creative and media strategies to better attract prospective students.

During the current year quarter, Career Schools’ new student enrollments decreased 12% as compared to the prior year quarter. This decrease was primarily driven by an 18% decrease in Culinary Arts new student enrollments for the current year quarter as compared to the prior year. The re-introduction of the Associate program has resulted in a change in the mix of students to be more heavily weighted in the Associate program which has a longer program length. Students enrolling in the Associate program tend to have a lower show rate (the rate at which an applicant is converted to a new student enrollment) than students entering the shorter duration Certificate programs. As a result, new student enrollments on a comparative basis will be negatively impacted for the short term. As we move through the remainder of 2014, we expect total enrollments to increase over the prior year as the Associate program students enter their second year of the program.

Reduce our organizational cost structure

Operating costs have decreased approximately $18.5 million in the current year quarter as compared to the prior year quarter. Approximately $12.5 million of the decrease was attributed to lower Transitional School expenses. The remaining $6.0 million is a function of actions taken by management to lower costs, including right sizing and reengineering the Company, real estate consolidation and generating other organizational efficiencies. In addition, we benefited from lower metrically-driven costs as a result of lower total student enrollments. We continue to anticipate realizing at least $75 million of lower operating expenses in fiscal year 2014 as compared to 2013.

Successfully complete the teach out of our Transitional Schools, significantly lowering the financial losses associated with these campuses

During the first quarter of 2014, we completed the teach-out of nine campuses within our Transitional Schools segment. We remain on track to successfully complete the teach-out of 20 of our Transitional Schools in 2014, of which seven are expected to close during the second quarter of 2014. We estimate the 20 schools closing in 2014 will generate approximately $36.0 million of operating losses. As of December 31, 2014, we expect to have ten campuses remaining within our Transitional Schools segment.

Revenue for our Transitional Schools decreased approximately $14.1 million in the current year quarter as compared to the prior year quarter while our operating loss decreased approximately $1.6 million for the same period. We continue to focus on managing our expenses as the schools finish their commitment to students. For the nine schools completing their teach-out during the current year quarter, we recorded approximately $8.1 million for estimated remaining lease obligations related to their leased facilities. This charge was recorded within discontinued operations for the quarter ended March 31, 2014.

2014 Outlook

As we look ahead to the remainder of 2014, we remain focused on the operational execution against our key goals we have set forth. We continue to evaluate our portfolio of assets to assess where best to deploy our capital and how to structure our organization to provide the greatest opportunity for long-term, sustainable shareholder growth, while upholding the interests of our students. There are a number of strategies that we can choose from to optimize our capital structure, including investing in new business technologies, long-term borrowing options, acquisitions or divestitures, modifying our equity structure or considering other organizational changes. Our strategy to return Career Education to profitability is through an understanding that our long-term success is rooted in the collective success of our students.

Regulatory updates

Gainful Employment. On March 25, 2014, the Secretary of Education published a proposed rule on gainful employment which aims to require all programs at proprietary institutions and non-degree programs at public and non-profit institutions to demonstrate that they adequately prepare students for gainful employment in a recognized occupation. According to the proposed rule, for a program to meet that requirement, it would need to pass one of two debt-to-earnings (D/E) ratio tests and also have an acceptable program-level cohort default rate (pCDR), with the former being calculated only for program completers and the latter being calculated for all students who enrolled in the program and were scheduled to go into loan repayment during the applicable period, whether these individuals completed the program or not.

Two formulas have been devised for calculating D/E ratios, and programs must pass at least one of these two tests in order to meet the gainful employment requirement. The first formula is based on debt-to-discretionary income, which has a threshold of 20%, and the second formula is based on debt-to-annual earnings, which has a threshold of 8%. Programs with a debt-to-discretionary income ratio of greater than 20% but less than or equal to 30% or with a debt-to-annual earnings ratio of greater than 8% but less than or equal to 12%, would be considered to be “in the zone.”

Programs that fail to meet either the discretionary or annual earnings ratio for two out of any three consecutive award years, or that either fail to meet the requirement or are “in the zone” for four consecutive award years would be ineligible to participate in Title IV programs. Only student debt related to tuition, fees, books and supplies would be included in the calculation. During the first four years following implementation of the rule, programs that fail to meet the earnings ratios based on student loan balances of the appropriate cohort may substitute the median loan balance of the most recent cohort of program graduates so that tuition adjustments made following the promulgation of the rule will be taken into account. If a final rule is enacted as proposed in March (and published on or before November 1, 2014), the first year of measurement will be debt from graduates in the 2010/2011 and 2011/2012 academic years with income being captured from the 2014 calendar year. For programs failing, alternate debt would be substituted from graduates during the 2014/2015 academic year using the same program level income from the 2014 calendar year.

The pCDR rate would be calculated for all students who enrolled in the program and who received one or more Title IV Stafford loans and entered into repayment on one or more of those loans during the federal fiscal year that is three years prior to the year in which the rate is calculated. If fewer than 30 borrowers entered repayment in a fiscal year, the cohort of borrowers would include in addition to those borrowers entering repayment in the fiscal year, those who entered repayment in the two preceding fiscal years. If a final rule is enacted as proposed in March (and is published on or before November 1, 2014), the first year of measurement of the pCDR rate would be for the 2013 cohort, which includes students who entered repayment between October 1, 2012 and September 30, 2013 and measures defaults as of September 30, 2015.

An institution would be required to notify all current and potential students within 30 days of receiving notification from the Department of Education that a program could become ineligible for the next award year. A program voluntarily withdrawn or deemed ineligible could not participate in Title IV programs for three years. All so-called “gainful employment” programs would need to disclose additional data to the public, including the total cost of tuition and fees for the full gainful employment program and the amount included in the cost of attendance, or assessed directly by the institution, for books, supplies and equipment. Programs that fall “in the zone” would be subject to additional disclosure obligations, including notifying students of the potential loss of Title IV eligibility.

We are evaluating the potential impact of the proposed gainful employment rule. Any final rule may adversely affect the eligibility of the programs we offer, primarily our culinary arts and design programs, and therefore our business could be materially and adversely impacted.

Program Integrity. The Department of Education is currently engaged in negotiated rulemaking on a set of six “program integrity” issues, including: clock to credit hour conversions, state authorization of distance learning, state authorization of foreign locations, cash management, retaking coursework and definition of adverse credit. Although negotiations are ongoing and we cannot predict what will be included in any final rule, the Department’s proposed regulations regarding state authorization of distance learning could impose significant additional administrative burdens on state regulators as well as schools offering distance education. The newly proposed rules could require states that do not presently regulate delivery of online courses and programs to enact legislation or issue regulations that specifically address online educational programs, such as those offered by our schools, and/or alter regulations impacting the availability of exemptions from licensure, or otherwise affect our schools’ operations. Our schools offering distance learning had already begun completing additional state applications for licensures or confirming exemptions for their distance learning programs prior to the partial invalidation of the October 2010 state authorization regulations, and we continued to process the applications that were submitted. Nonetheless, any forthcoming state authorization regulations could impose significant additional administrative burdens and costs upon our operations.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2014 and 2013. Results for the prior year quarter have been recast to be comparable to the current quarter presentation (dollars in thousands):

	For the Quarter Ended March 31,				% Change
	2014	% of Total Revenue	2013	% of Total Revenue	2014 vs. 2013
TOTAL REVENUE	$243,105		$284,450		-14.5%

OPERATING EXPENSES
Educational services and facilities (1)	86,078	35.4%	102,757	36.1%	-16.2%
General and administrative (2)
Advertising	70,748	29.1%	71,252	25.0%	-0.7%
Admissions	32,944	13.6%	36,496	12.8%	-9.7%
Administrative	80,222	33.0%	76,098	26.8%	5.4%
Bad debt	5,866	2.4%	5,751	2.0%	2.0%

Total general and administrative expense	189,780	78.1%	189,597	66.7%	0.1%
Depreciation and amortization	15,052	6.2%	16,969	6.0%	-11.3%
Asset impairment	67	0.0%	157	0.1%	-57.3%

OPERATING LOSS	(47,872)	-19.7%	(25,030)	-8.8%	91.3%

PRETAX LOSS	(47,225)	-19.4%	(32,196)	-11.3%	46.7%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	220	0.1%	(12,402)	-4.4%	-101.8%

Effective tax rate	0.5%		-38.5%

LOSS FROM CONTINUING OPERATIONS	(47,445)	-19.5%	(19,794)	-7.0%	139.7%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(10,698)	-4.4%	4,591	1.6%	NM

NET LOSS	$(58,143)	-23.9%	$(15,203)	-5.3%	NM

(1)	Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: salaries and benefits of faculty, academic administrators, and student support personnel, and costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.
(2)	General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

The approximate 15% decline in revenue as compared to the prior year quarter was a result of lower revenue across all of our segments. Excluding our Transitional Schools which no longer enroll new students as they teach out the campus, revenue declined approximately 10%. This decline, excluding the Transitional Schools, was driven by approximately 8% fewer students enrolled within our institutions as of March 31, 2014 as compared to March 31, 2013. We continue to experience an increase in the number of applications to our institutions and have continued to address operational issues related to student intake and orientation processes that have positively impacted the rate at which students are converted from prospective applicants to new enrollments as compared to prior periods. We anticipate positive change going forward resulting from our efforts.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to the prior year quarter is primarily driven by lower academic costs, most notably faculty and bookstore costs. The decrease in faculty and bookstore costs is caused by a combination of factors, including lower total student enrollments across all of our institutions, our initiative to implement self-published textbooks and procurement renegotiations for books and supplies. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios.

General and Administrative Expense

General and administrative expenses have remained relatively equal as compared to the prior year quarter. Admission costs have decreased primarily in salary and related expenses due to headcount reductions made in response to decreasing enrollments as well as Transitional Schools no longer enrolling new students. The lower advertising expense is substantially related to the Transitional Schools segment which was partially offset with increased advertising spending within the Culinary Arts segment in certain marketing channels to generate additional new student lead volume. Administrative expenses were negatively impacted by $8.3 million in proposed legal settlements which were partially offset by an anticipated $1.5 million insurance recovery for one of these legal matters. Bad debt expense increased slightly as a percentage of revenue due to an increased amount of in-school payment plans, resulting from an overall reduction in Pell grants available to students as a result of changes in eligibility requirements. The decrease in bad debt expense in our Culinary Arts segment is primarily due to a greater amount of institutional grants issued to students to assist with funding gaps.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2014 and 2013 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2014	% of Segment Revenue	2013	% of Segment Revenue
Bad debt expense:
CTU	$2,270	2.6%	$2,014	2.2%
AIU	2,339	4.4%	1,620	2.4%

Total University Schools	4,609	3.3%	3,634	2.3%
Career Colleges	564	1.1%	710	1.2%
Culinary Arts	703	1.7%	1,758	3.8%

Total Career Schools	1,267	1.3%	2,468	2.3%
Corporate and Other	(181)	NM	(717)	NM

Subtotal	5,695	2.4%	5,385	2.1%
Transitional Schools	171	2.1%	366	1.6%

Total	$5,866	2.4%	$5,751	2.0%

Operating Loss

The operating loss reported for the current quarter resulted from the decline in revenues across all of our segments which was only partially offset with the decline in operating expenses. Initiatives to align expenses with the declining student enrollment, changes in marketing strategies and implementation of efficiencies in our support functions continue to partially offset the impact of declining revenues and deleveraging of the business.

Provision for (Benefit from) Income Taxes

As of December 31, 2013, we reported a total deferred tax valuation allowance of $82.5 million within our unaudited consolidated balance sheet. We have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of March 31, 2014. As a result, the effective tax provision for the quarter ended March 31, 2014 approximated $0.2 million, resulting primarily from adjustments for uncertain tax positions. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that may cause a change in judgment about the realizability of the deferred tax assets.

Loss from Discontinued Operations

The results of operations for campuses that have been taught out or sold, and are considered distinct operations as defined under FASB ASC Topic 205—Presentation of Financial Statements, are presented within discontinued operations. During the first quarter of 2014, the Company completed the teach-out of the following Sanford-Brown campuses: Austin, Collinsville, Cranston, Dearborn, Grand Rapids, Indianapolis, Portland, Tinley Park and Trevose. All current and prior period financial statements and the related notes herein, including segment reporting, include the results of operations and financial position of these campuses as components of discontinued operations. See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands). Results for the prior year quarter have been recast to be comparable to the current year presentation.

	For the Quarter Ended March 31,
	REVENUE			OPERATING (LOSS) INCOME		OPERATING MARGIN (LOSS)
	2014	2013	% Change	2014	2013	2014	2013
CTU	$87,031	$90,209	-3.5%	$14,186	$15,912	16.3%	17.6%
AIU	52,573	66,299	-20.7%	(3,583)	3,146	-6.8%	4.7%

Total University Schools	139,604	156,508	-10.8%	10,603	19,058	7.6%	12.2%

Career Colleges	53,040	59,786	-11.3%	(17,150)	(15,003)	-32.3%	-25.1%
Culinary Arts	42,246	45,938	-8.0%	(18,046)	(12,137)	-42.7%	-26.4%

Total Career Schools	95,286	105,724	-9.9%	(35,196)	(27,140)	-36.9%	-25.7%

Corporate and Other	100	—	NM	(11,136)	(6,368)	NM	NM

Subtotal	234,990	262,232	-10.4%	(35,729)	(14,450)	-15.2%	-5.5%
Transitional Schools	8,115	22,218	-63.5%	(12,143)	(10,580)	-149.6%	-47.6%

Total	$243,105	$284,450	-14.5%	$(47,872)	$(25,030)	-19.7%	-8.8%

	NEW STUDENT ENROLLMENTS			TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended March 31,			As of March 31,
	2014	2013	% Change	2014	2013	% Change
CTU (1)	4,820	4,900	-2%	20,600	21,500	-4%
AIU (1)	5,900	5,510	7%	13,300	15,500	-14%

Total University Schools	10,720	10,410	3%	33,900	37,000	-8%

Career Colleges	3,000	3,200	-6%	11,800	12,900	-9%
Culinary Arts	2,300	2,810	-18%	8,400	8,600	-2%

Total Career Schools	5,300	6,010	-12%	20,200	21,500	-6%

Subtotal	16,020	16,420	-2%	54,100	58,500	-8%
Transitional Schools (2)	10	590	NM	1,600	5,100	-69%

Total	16,030	17,010	-6%	55,700	63,600	-12%

(1)	In the first quarter of 2014, we implemented a new student orientation process which replaced our previously provided student readiness programs. This change impacts how we calculate a new student enrollment. Accordingly, 2013 new student enrollments for CTU and AIU have been recast to reflect this change in methodology. The adjustments necessary to recast historical new student enrollment data require the exercise of management’s judgment.
(2)	Campuses within the Transitional Schools segment no longer enroll new students; students who re-enter after 365 days are reported as new student enrollments.

University Schools. Current quarter revenue decreased approximately 10.8% as AIU and CTU experienced declines in both revenue and total student enrollments as compared to the prior year quarter. The 8% decrease in total student enrollments as of March 31, 2014 compared to March 31, 2013 is driven by the overall decline in new student enrollments during the past twelve months due to an increase in student applications being more than offset by a decline in the rate at which students are converted from prospective applicants to new student enrollments. We continue to make steady progress in increasing the number of applications for each of our institutions and address certain operational execution issues. New student enrollments increased approximately 3% in the current quarter for University Schools as compared to the prior year quarter.

Current quarter operating income for the University Schools decreased $8.5 million, or 44.4%, as compared to the prior year quarter driven by the declines in revenue, which were only partially offset by decreases in operating expenses. Most expense categories were lower when compared to the prior year quarter, with the exception of administrative expenses and bad debt expense. The increase in administrative expense is primarily due to increased legal costs in the current quarter as compared to the prior year quarter primarily within AIU. Bad debt increases resulted from an increase in the amount of in-school payment plans, resulting from an overall reduction in Pell grants available to students as a result of changes in eligibility requirements.

In connection with our quarterly assessment of indicators of goodwill and asset impairment, we concluded that as of March 31, 2014, there were events or circumstances which occurred during the first quarter which indicated that the fair value of AIU’s goodwill could be below its respective carrying value. An interim impairment test was performed for this reporting unit which resulted in no impairment. We continue to monitor the operating results and cash flows of each of our reporting units on a quarterly basis for signs of possible declines in estimated fair value.

Career Schools. Current quarter revenue decreased $10.4 million, or approximately 10%, as Career Colleges and Culinary Arts each experienced declines in revenue as compared to the prior year quarter. The decrease in revenue is primarily due to lower total student enrollments at the beginning of the year as well as new student enrollments being approximately 12% lower as compared to the prior year quarter, of which Career Colleges was 6% lower and Culinary Arts was 18% lower than the prior year quarter. Several factors have impacted new student enrollments including weather-related closures at certain campuses in the current year quarter, a decrease in the rate at which we convert a prospective student to a new enrollment and within our Culinary Arts segment, a decrease in the number of prospective applicants and challenges related to our marketing strategies. Additionally, Culinary Arts reintroduced the Associate degree program beginning in late 2012 due to the demand from students and employers. This program has a greater lead time between a prospective applicant to a new student enrollment as compared to the Certificate program due to the longer length of the program impacting a student’s likelihood to start which has contributed to the decline in new student enrollments. Culinary Arts’ revenue was also impacted by a greater amount of institutional grants awarded to students.

The current quarter operating loss of $35.2 million for Career Schools is driven by the decline in revenue, which is partially offset by decreases in operating expenses. Most expenses, including academics expenses decreased as compared to the prior year quarter, primarily due to our restructuring and re-engineering initiatives carried out to better align with current total student enrollments. Administrative and advertising expenses increased in the current year within the Culinary Arts segment, primarily related to increased legal costs within administrative expense and increased advertising expenses as a result of a change in marketing strategy to assist in generating greater new student interest.

Transitional Schools. This segment includes our schools that are currently being taught out. Current quarter decline in revenue as compared to the prior year quarter is primarily a result of the decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students. We expect revenue to continue to decline as compared to prior periods as campuses continue to wind down their operations. We anticipate that the majority of these campus closures will be completed by the third quarter of 2014.

The operating loss within Transitional Schools increased by $1.6 million as compared to the prior year quarter as the decrease in revenue and fixed expenses more than offset the reductions in variable operating expenses.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs increased $4.8 million as compared to the prior year quarter, primarily due to legal settlement expense in the current quarter and increased stock-based compensation expense as a result of the increase in stock price for cash-settled stock awards.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2014, cash, cash equivalents and short-term investments totaled $315.5 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in an increase in net cash used in operating activities. As we execute on our strategic imperatives and pay approximately $25.0 million of accrued legal settlements in the second quarter of 2014, we expect continued pressure on our operating cash flows in the short term. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We continue to focus on identifying strategic alternatives which will position CEC for a return to sustainable growth and optimize our capital structure. Along those lines, there are a number of strategies that we can potentially employ, including investing in new business technologies, long-term borrowing options, acquisitions or divestitures, modifications to our equity structure and other organizational changes. The decisions we make will be reached by balancing our short-term needs against our long-term strategies to return to growth.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 8 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds would have a significant impact on our operations and our financial condition. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

In particular, to participate in Title IV Programs, our schools must either satisfy standards of financial responsibility prescribed by ED, or be subjected to additional oversight, required to post a letter of credit in favor of ED or placed on provisional certification. These regulations require each eligible higher education institution to, among other things, satisfy a quantitative standard of financial responsibility that is a weighted average composite score of three annual tests which assess the financial condition of the institution. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations—Financial Responsibility Standards,” in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information regarding ED’s standards of financial responsibility.

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests to the parent company on a consolidated basis. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite scores. Our composite score for the consolidated entity for the year ended December 31, 2012 was 1.6, and our preliminary calculation for the year ended December 31, 2013 is 1.5, which are considered financially responsible without conditions or additional oversight. The Company regularly monitors its composite score and expects downward pressure on the financial responsibility calculation for the year ending December 31, 2014, as a result of its expected operating losses and the impact of recording a valuation allowance against its deferred tax assets. The amount of deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In order to remain financially responsible for 2014, as defined by ED, the Company may need to take additional steps which may include further cost reductions, investing in new business technologies, long-term borrowing options, acquisitions or divestitures, modifying our equity structure or considering other organizational changes. Additionally, our investment decisions, such as the use of our cash, will be impacted by the course of action we choose.

ED has significant discretion in determining the monitoring and reporting procedures applicable to an institution with a composite score below 1.5, including the amount of any required letter of credit and the terms of any provisional certification. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2014 and March 31, 2013, net cash used in operating activities totaled $35.4 million and $14.2 million, respectively. The increase in our use of operating cash is driven primarily by the operating loss for the current year to date, net payments of income taxes and timing of other payments.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2014 and 2013, approximately 77% and 78%, respectively, of our schools’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” in Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2014 and 2013, net cash used in investing activities totaled $19.0 million and $6.1 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $15.5 million net cash outflow and a $0.1 million net cash outflow during the quarters ended March 31, 2014 and 2013, respectively.

Capital Expenditures. Capital expenditures decreased to $3.5 million for the quarter ended March 31, 2014 as compared to $4.1 million for the quarter ended March 31, 2013. Capital expenditures represented 1.4% and 1.2% of total revenue of continuing and discontinued operations during the quarters ended March 31, 2014 and 2013, respectively.

Financing Cash Flows

During the quarter ended March 31, 2014, net cash used in financing activities totaled $0.2 million, versus net cash provided by financing activities of $6.7 million during the quarter ended March 31, 2013.

Credit Agreement. During the fourth quarter of 2013, we entered into a $70.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. The Credit Agreement, which includes certain financial covenants, requires that interest and fees are payable quarterly in arrears and principal is payable at maturity. As of March 31, 2014 and December 31, 2013, we had no outstanding borrowings under the revolving credit facility.

Restricted Cash. As of March 31, 2014 and December 31, 2013, we had approximately $12.9 million and $12.6 million, respectively, of restricted cash to secure outstanding letters of credit.

Contractual Obligations

As of March 31, 2014 there were no significant changes to our contractual obligations from December 31, 2013. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of March 31, 2014, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of March 31, 2014 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of March 31, 2014, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of March 31, 2014 and December 31, 2013. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 27, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2013				$183,296,772
January 1, 2014—January 31, 2014	—	$—	—	183,296,772
February 1, 2014—February 28, 2014	—	—	—	183,296,772
March 1, 2014—March 31, 2014	86,266	7.19	—	183,296,772

Total	86,266		—

(1)	Includes 86,266 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of March 31, 2014, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 8, 2014	By:	/S/ SCOTT W. STEFFEY
Scott W. Steffey President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/S/ COLLEEN M. O’SULLIVAN
Colleen M. O’Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

*10.1	Form of 2014 Performance Unit Agreement under the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 10, 2014)

*10.2	Form of Non-Qualified Stock Option Agreement under the 2008 Plan (incorporated by reference to Exhibit 10.2 to our Current Report on form 8-K filed on March 10, 2014)

*10.3	Form of Restricted Stock Unit Agreement under the 2008 Plan (Time-Based) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 10, 2014)

*10.4	Form of Cash-Settled Restricted Stock Unit Agreement under the 2008 Plan (Time-Based) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 10, 2014)

*10.5	Form of Restricted Stock Unit Agreement under the 2008 Plan (Performance-Based) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2014)

+*10.6	Letter Agreement between Career Education Corporation and Jeffrey R. Cooper dated January 10, 2014

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the SEC on May 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2014 and March 31, 2013, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+	Filed herewith.