Form 10-Q
period 2014-06-30
CAREER EDUCATION CORP
filed 2014-08-07
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 31, 2014: 67,246,714

CAREER EDUCATION CORPORATION

FORM  10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$138,608	$318,471
Restricted cash	11,929	12,564
Short-term investments	124,080	31,592

Total cash and cash equivalents and short-term investments	274,617	362,627
Student receivables, net of allowance for doubtful accounts of $19,304 and $20,790 as of June 30, 2014 and December 31, 2013, respectively	31,283	33,632
Receivables, other, net	9,741	27,351
Prepaid expenses	25,294	19,738
Inventories	6,040	6,641
Deferred income tax assets, net	3,606	3,606
Other current assets	3,884	3,452
Assets of discontinued operations	573	2,970

Total current assets	355,038	460,017

NON-CURRENT ASSETS:
Property and equipment, net	159,090	180,385
Goodwill	87,356	87,356
Intangible assets, net	32,253	40,117
Student receivables, net of allowance for doubtful accounts of $5,466 and $6,856 as of June 30, 2014 and December 31, 2013, respectively	4,494	5,181
Deferred income tax assets, net	10,644	10,644
Other assets, net	17,426	17,834
Assets of discontinued operations	1,179	3,511

TOTAL ASSETS	$667,480	$805,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	25,498	24,500
Accrued expenses:
Payroll and related benefits	32,201	34,160
Advertising and production costs	17,001	17,585
Income taxes	2,221	14,994
Other	28,205	40,747
Deferred tuition revenue	62,219	60,070
Liabilities of discontinued operations	16,995	15,376

Total current liabilities	184,340	207,432

NON-CURRENT LIABILITIES:
Deferred rent obligations	72,259	77,599
Other liabilities	25,177	27,619
Liabilities of discontinued operations	33,077	37,011

Total non-current liabilities	130,513	142,229

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,064,114 and 81,889,907 shares issued, 67,248,793 and 67,170,522 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	821	819
Additional paid-in capital	603,656	600,904
Accumulated other comprehensive loss	(638)	(503)
Retained (deficit) earnings	(36,049)	68,658
Cost of 14,815,321 and 14,719,385 shares in treasury as of June 30, 2014 and December 31, 2013, respectively	(215,163)	(214,494)

Total stockholders’ equity	352,627	455,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,480	$805,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2014	2013	2014	2013
REVENUE:
Tuition and registration fees	$226,986	$256,555	$465,681	$530,241
Other	2,306	2,946	4,978	6,571

Total revenue	229,292	259,501	470,659	536,812

OPERATING EXPENSES:
Educational services and facilities	80,399	92,451	162,665	189,093
General and administrative	160,870	196,631	347,292	380,528
Depreciation and amortization	13,956	16,113	28,452	32,452
Asset impairment	7,403	3,966	7,477	4,083

Total operating expenses	262,628	309,161	545,886	606,156

Operating loss	(33,336)	(49,660)	(75,227)	(69,344)

OTHER INCOME (EXPENSE):
Interest income	285	760	391	1,005
Interest expense	(108)	(212)	(189)	(918)
Loss on sale of business	—	(222)	—	(6,934)
Miscellaneous (expense) income	(587)	34	(71)	1

Total other (expense) income	(410)	360	131	(6,846)

PRETAX LOSS	(33,746)	(49,300)	(75,096)	(76,190)
Provision for (benefit from) income taxes	1,854	(26,528)	2,074	(36,356)

LOSS FROM CONTINUING OPERATIONS	(35,600)	(22,772)	(77,170)	(39,834)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(10,964)	(8,618)	(27,537)	(6,759)

NET LOSS	(46,564)	(31,390)	(104,707)	(46,593)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	—	2,811	—	1,068
Unrealized (losses) gains on investments	(107)	4	(135)	5

Total other comprehensive (loss) income	(107)	2,815	(135)	1,073

COMPREHENSIVE LOSS	$(46,671)	$(28,575)	$(104,842)	$(45,520)

NET LOSS PER SHARE—BASIC and DILUTED:
Loss from continuing operations	$(0.53)	$(0.34)	$(1.15)	$(0.60)
Loss from discontinued operations	(0.16)	(0.13)	(0.41)	(0.10)

Net loss per share	$(0.69)	$(0.47)	$(1.56)	$(0.70)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	67,157	66,751	67,076	66,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,707)	$(46,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	7,521	4,123
Depreciation and amortization expense	29,825	38,235
Bad debt expense	12,409	14,042
Compensation expense related to share-based awards	2,361	3,406
Loss on sale of businesses, net	311	6,934
Loss on disposition of property and equipment	32	103
Changes in operating assets and liabilities	(29,037)	(87,225)

Net cash used in operating activities	(81,285)	(66,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(121,590)	(34,570)
Sales of available-for-sale investments	28,726	34,485
Purchases of property and equipment	(7,031)	(10,005)
Payment of cash upon sale of business	(250)	(2,525)
Other	(11)	9

Net cash used in investing activities	(100,156)	(12,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	392	565
Payment on borrowings	—	(80,000)
Change in restricted cash	636	85,912
Payments of capital lease obligations	—	(210)

Net cash provided by financing activities	1,028	6,267

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	78	(1,381)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(180,335)	(74,695)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	472	128,207
Less: Cash balance of discontinued operations, end of the period	—	102,195
CASH AND CASH EQUIVALENTS, beginning of the period	318,471	112,415

CASH AND CASH EQUIVALENTS, end of the period	$138,608	$63,732

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

Our institutions include both universities that provide degree programs through the master or doctoral level and colleges that provide programs through the associate and bachelor level. The University group includes American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) — predominantly serving students online with career-focused degree programs that meet the educational demands of today’s busy adults. The Career Schools group offers career-centered education primarily through ground-based campuses and includes Briarcliffe College, Brooks Institute, Harrington College of Design, Le Cordon Bleu North America (“LCB”), Missouri College and Sanford-Brown Institutes and Colleges (“SBI” and “SBC,” respectively). Through our colleges, institutions and universities, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

A detailed listing of individual campus locations and web links to Career Education’s colleges, institutions and universities can be found at www.careered.com.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “college,” “institution,” and “university” refer to an individual, branded, proprietary educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our colleges, institutions or universities.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The unaudited consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries (collectively “CEC”). All intercompany transactions and balances have been eliminated.

We organize our business across five reporting segments: CTU, AIU (comprises University Schools); Career Colleges, Culinary Arts (comprises Career Schools); and Transitional Schools. Campuses included in our Transitional Schools segment are currently being taught out and no longer enroll new students. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study. The results of operations for campuses within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. As campuses within Transitional Schools cease operations, the results of operations for all periods presented will be reflected within discontinued operations. During the second quarter of 2014, the Company completed the teach-out of the following Sanford-Brown campuses: Boston, Columbus, Farmington, Hillside, Orlando, St. Peters and Wilkins

Township as well as the CTU North Kansas City campus. As a result, all current and prior periods reflect these campuses as components of discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

During the second quarter of 2014, we sold Everblue Training Institute (Career Colleges segment) and SBI Pittsburgh (Transitional Schools segment). Accordingly, the results of operations for these entities are reported within discontinued operations. In the fourth quarter of 2013, we completed the sale of our International Segment. Prior period financial statements and the related notes herein have been recast to include the results of operations and financial condition of these entities as components of discontinued operations. See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU standardizes the reporting for these awards by requiring that entities treat these performance targets as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2014-11 will have on our financial condition, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, the amendments in this ASU require expanded disclosures for discontinued operations as well as for disposals that do not qualify as discontinued operations. For public entities, ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are currently evaluating the impact that the adoption of ASU 2014-08 will have on our financial condition, results of operations and disclosures.

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

4. DISCONTINUED OPERATIONS

As of June 30, 2014, the results of operations for campuses that have ceased operations or schools that were sold, and are considered distinct operations as defined under FASB ASC Topic 205 — Presentation of Financial Statements, are presented within discontinued operations. During the second quarter of 2014, we completed the teach-out of eight campuses and the sale of two campuses (see Note 2, “Basis of Presentation” of the notes to our unaudited consolidated financial statements). All current and prior period financial statements include the results of operations and financial position for these campuses as components of discontinued operations.

During the second quarter of 2014, we completed the sales of both Everblue Training Institute and SBI Pittsburgh for immaterial amounts. The sales of these campuses were a result of two separate offers to continue the operations of each campus. We recorded a combined net loss on sale of these campuses of $0.3 million. Each of the buyers for these campuses assumed the remaining lease obligations for the facilities which approximated $3.7 million as of June 30, 2014.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2014	2013	2014	2013
Revenue	$1,075	$35,397	$3,087	$98,596

Loss before income tax	$(10,964)	$(16,287)	$(27,537)	$(16,253)
Income tax benefit (1)	—	(7,669)	—	(9,494)

Loss from discontinued operations, net of tax	$(10,964)	$(8,618)	$(27,537)	$(6,759)

(1)	Due to the valuation allowance against our net deferred taxes, there is no income tax benefit reported for the quarter and year to date ended June 30, 2014.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of June 30, 2014 and December 31, 2013 include the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$—	$472
Receivables, net	385	1,320
Other current assets	188	1,178

Total current assets	573	2,970

Non-current assets:
Property and equipment, net	5	2,011
Other assets, net	1,174	1,500

Total assets of discontinued operations	$1,752	$6,481

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$241	$1,267
Deferred tuition revenue	—	1,061
Remaining lease obligations	16,754	13,048

Total current liabilities	16,995	15,376

Non-current liabilities:
Remaining lease obligations	32,912	30,852
Other	165	6,159

Total liabilities of discontinued operations	$50,072	$52,387

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for the quarters and years to date ended June 30, 2014 and 2013, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended June 30, 2014	$48,091	$5,893	$(5,469)	$1,151	$49,666

For the quarter ended June 30, 2013	$43,739	$1,181	$(3,674)	$(27)	$41,219

For the year to date ended June 30, 2014	$43,900	$13,196	$(12,017)	$4,587	$49,666

For the year to date ended June 30, 2013	$46,298	$954	$(5,968)	$(65)	$41,219

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

5. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents from our continuing operations consist of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Cash	$131,546	$155,466
Cash equivalents	7,062	163,005

Cash and cash equivalents, unrestricted	138,608	318,471

Restricted cash	11,929	12,564

Total cash and cash equivalents	$150,537	$331,035

Restricted cash balances provide securitization for our outstanding letters of credit.

Investments from our continuing operations consist of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$6,907	$1	$(27)	$6,881
Non-governmental debt securities	98,828	18	(109)	98,737
Treasury and federal agencies	18,469	5	(12)	18,462

Total short-term investments	124,204	24	(148)	124,080

Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments	$132,054	$24	$(624)	$131,454

	December 31, 2013
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury bills	$31,591	$1	$—	$31,592
Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments	$39,441	$1	$(476)	$38,966

In the table above, unrealized holding gains/(losses) as of June 30, 2014 relate to short-term investments that have been in a continuous unrealized gain/(loss) position for less than one year. The table also includes unrealized holding losses, greater than one year, that relate to our long-term investment in a municipal bond, which is an auction rate security (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The unrealized loss attributable to our municipal bond at June 30, 2014 is attributable to the continued lack of activity in the ARS market, exposing this investment to liquidity risk.

Our municipal bonds are comprised of debt obligations issued by states, cities, counties and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited consolidated balance sheets within other assets. An auction can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of June 30, 2014, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of June 30, 2014 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Our non-governmental debt securities primarily consist of corporate bonds and commercial paper. We do not intend to sell our investments in non-governmental debt securities and it is not more likely than not that we will be required to sell these investments before recovery of the amortized cost basis, which may be maturity.

Fair Value Measurements

FASB ASC Topic 820 — Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2014, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, treasury and federal agencies and municipal bonds that are publicly traded and for which market prices are readily available, and our investment in an ARS. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. During the first quarter of 2014, we reclassified our investments in U.S Treasury bills from Level 1 classification to Level 2. The fair value for these investments was not based on identical assets as of March 31, 2014 which resulted in this reclassification. Our investment in an ARS is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of June 30, 2014 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our ARS investment has failed for multiple years. This security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 — Fair Value Measurements at June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$6,881	$7,374	$14,255
Non-governmental debt securities	—	98,737	—	98,737
Treasury and federal agencies	—	18,462	—	18,462

Totals	$—	$124,080	$7,374	$131,454

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$31,592	$—	$—	$31,592
Municipal bond	—	—	7,374	7,374

Totals	$31,592	$—	$7,374	$38,966

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended June 30, 2014 (dollars in thousands):

Balance at December 31, 2013	$7,374
Unrealized gain (loss)	—

Balance at June 30, 2014	$7,374

See Note 8 “Goodwill and Other Intangible Assets” for further information regarding non-recurring fair value measurements.

Credit Agreement

During the fourth quarter of 2013, we entered into a $70.0 million Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. As of June 30, 2014, there were no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue. Student receivables, net are reflected on our unaudited consolidated balance sheets as components of both current and non-current assets. We do not recognize interest on past due student receivables; interest is recorded only upon collection.

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

As of June 30, 2014 and December 31, 2013, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $4.5 million and $5.2 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended June 30, 2014	$25,522	$6,474	$(7,226)	$24,770

For the quarter ended June 30, 2013	$32,898	$6,811	$(7,409)	$32,300

For the year to date ended June 30, 2014	$27,646	$12,263	$(15,139)	$24,770

For the year to date ended June 30, 2013	$38,206	$12,383	$(18,289)	$32,300

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.2 million and $2.1 million for the quarters ended June 30, 2014 and 2013, respectively, and $4.5 million and $4.2 million for the years to date ended June 30, 2014 and 2013, respectively.

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

7. RESTRUCTURING CHARGES

Reductions in force have been carried out related to the reorganization of our corporate and campus functions to better align with current total student enrollments and decisions made in previous years to teach out a number of campuses, meaning gradually close the campuses through an orderly process. We anticipate that a majority of the campus closures will be completed by the third quarter of 2014.

The following table details the changes in our accrual for severance and related costs associated with these restructuring events for our continuing operations during the quarters and years to date ended June 30, 2014 and 2013 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges	Payments (1)	Non-cash Adjustments (2)	Balance, End of Period
For the quarter ended June 30, 2014	$2,984	$6	$(354)	$(18)	$2,618

For the quarter ended June 30, 2013	$2,719	$2,446	$(978)	$(155)	$4,032

For the year to date ended June 30, 2014	$3,644	$6	$(784)	$(248)	$2,618

For the year to date ended June 30, 2013	$6,356	$2,765	$(4,836)	$(253)	$4,032

(1)	Includes payments related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $1.6 million and $2.6 million as of June 30, 2014 and June 30, 2013, respectively, which is recorded within current accrued expenses — payroll and related benefits; the long-term portion of $1.0 million and $1.4 million, respectively, is recorded within other non-current liabilities. In addition, as of June 30, 2014, we have accrued approximately $1.1 million related to retention bonuses that have been offered to certain employees involved in the teach-out process. These amounts will be recorded ratably over the period the employees are retained; $0.4 million was recorded during the quarter ended June 30, 2014.

During the second quarter of 2014, eight of our campuses completed their teach-out activities and had remaining lease obligations related to their facilities upon completing their teach-out. The charge recorded during the current quarter related to these discontinued operations was approximately $6.1 million, which represents the net present value of our remaining lease obligation less an estimated amount for sublease income and was recorded within loss from discontinued operations for the current quarter. A number of our teach-out campuses that have not yet closed will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2021. The total estimated charge related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $12 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of 2014, in conjunction with the quarterly review process, we concluded that certain indicators, including variation from previously projected revenue results, existed to suggest the Le Cordon Bleu trade name was at risk of its carrying value exceeding its fair value as of June 30, 2014. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. These indicators included, but were not limited to, a decline in cash flows and a decline in actual revenue and earnings as compared to projected results.

We calculate the fair value of each of our trade names in accordance with FASB ASC Topic 820 — Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The determination of estimated fair value for trade names requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 as defined in FASB ASC Topic 820. The assumptions utilized in determining the fair value of the Le Cordon Bleu trade name included utilizing projected revenue growth rates, a discount rate of approximately 30%, a royalty rate of 3.5% and a terminal growth rate of 3%. As a result of our assessment, we recorded a $7.4 million impairment charge resulting in a remaining fair value of $19.9 million as of June 30, 2014 for the Le Cordon Bleu trade name. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. However, for sensitivity purposes, and with all other inputs remaining equal, a 50 basis point change in the royalty rate assumed in the calculation for the Le Cordon Bleu trade name would result in a change in the fair value of approximately $3.0 million and a 100 basis point change in the discount rate utilized in the calculation for the trade name would result in a change in the fair value of approximately $0.6 million. We continue to monitor the operating results and revenue projections related to our trade names on a quarterly basis for signs of possible further declines in estimated fair value and trade name impairment.

In addition, in connection with our quarterly assessment process, we concluded that there were events or circumstances which occurred during the second quarter of 2014 which indicated that the fair value of AIU’s goodwill could be below its respective carrying value. An interim impairment test was performed for this reporting unit which resulted in no impairment. The assumptions utilized in determining the fair value of the AIU reporting unit included utilizing projected revenue growth rates, a discount rate of approximately 30% and a terminal growth rate of 3%. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. However, for sensitivity purposes, and with all other inputs remaining equal, a 100 basis point change in the discount rate utilized in the calculation for the reporting unit would result in a change in the fair value of approximately $2.2 million and would not result in a failure of Step 1 of the goodwill impairment test. We continue to monitor the operating results and revenue projections related to our reporting unit on a quarterly basis for signs of possible further declines in estimated fair value.

9. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $6.6 million and $20.3 million at June 30, 2014 and December 31, 2013, respectively, is presented within other current liabilities on our unaudited consolidated balance sheets.

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

Insurance Coverage Litigation

Axis Insurance Company v. Career Education Company, et al. On December 11, 2013, Axis Insurance Company filed a declaratory judgment action in the Circuit Court of Cook County, Chancery Division, naming the Company and various individuals as defendants in connection with coverage for the recently settled Ross, et al. v. Career Education Corporation, et al. securities class action and shareholder derivative actions that were previously disclosed. Axis seeks a declaration of no coverage. On March 11, 2014, the Company and the individual defendants responded to Axis’s complaint and asserted counterclaims pursuant to which the Company claims approximately $10.0 million in coverage. On April 22, 2014, Axis responded to the Company’s counterclaims and moved to dismiss the Company’s count alleging that Axis has acted in bad faith. That motion to dismiss is fully briefed and the parties are awaiting a ruling from the Court.

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

The parties participated in a mediation session on April 2, 2014. At that time, there were 79 individual plaintiffs remaining who had not previously settled or dismissed their claims. At the mediation, the Company agreed to settle with 77 of the remaining plaintiffs. Since the mediation, three additional plaintiffs have dropped out of the settlement, and one of those claims has been settled for an immaterial amount. The Company has agreed to pay approximately $2.2 million plus an as yet undetermined amount of attorneys’ fees to settle the claims of 74 plaintiffs. Accordingly, for the quarter ended June 30, 2014, the Company is maintaining a reserve of $3.0 million which is the current estimate of the total amount of the settlement and based on its assessment that the settlement is probable.

The parties have agreed to arbitrate one of the remaining cases, and the other three cases, if they cannot also be settled, will be set for trial at a later date.

Because of the many questions of fact and law that may arise in the future with respect to the two remaining cases, the outcome in those cases is uncertain. Accordingly, we have not recognized any future liability associated with these actions.

Enea, et al. v. Career Education Corporation, California Culinary Academy, Inc., SLM Corporation, and Sallie Mae, Inc. Plaintiffs filed this putative class action in the Superior Court State of California, County of San Francisco, on or about June 27, 2013. Plaintiffs allege that CCA materially misrepresented the placement rates of its graduates, falsely stated that admission to the culinary school was competitive and that the school had an excellent reputation among restaurants and other food service providers, represented that the culinary schools were well-regarded institutions producing skilled graduates who employers eagerly hired, and lied by telling students that the school provided graduates with career placement services for life. The plaintiffs or putative class members co-signed the loans for students to attend CCA, some of whom were Amador class members. Plaintiffs seek restitution, damages, civil penalties and attorneys’ fees.

Defendants filed a motion to dismiss and to strike class action allegations on October 31, 2013. A hearing on the motions was conducted on March 14, 2014. Thereafter, the Court issued two separate orders granting the motion to strike the class allegations and the motion to dismiss without leave to amend. Plaintiffs filed a motion seeking leave to file a third amended complaint and/or for reconsideration of the Court’s orders. On May 9, 2014, the Court denied plaintiffs’ motion to reconsider its order striking the class allegations and granted plaintiffs leave to file a third amended complaint as to some, but not all, of plaintiffs’ claims. On May 15, 2014, plaintiffs appealed the Court’s ruling with respect to the motion to strike the class allegations. The Court has stayed the case pending a ruling on the appeal.

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

On May 23, 2012, WCI filed a motion to compel arbitration of claims by 1,062 individual class members who signed enrollment agreements containing express class action waivers. The Court issued an Order denying the motion on July 27, 2012. On August 6, 2012, WCI filed an appeal from the Court’s Order and on August 30, 2012, the Court of Appeals issued an Order granting WCI’s motion to compel the trial court to cease exercising jurisdiction in the case. The oral argument on the appeal was heard on May 9, 2014 and we are awaiting the Court’s decision. All proceedings with the trial court have been stayed pending the outcome of the appeal.

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

The Company and plaintiffs’ counsel have executed an agreement regarding the framework for individual settlements with approximately 950 of the remaining individual plaintiffs. Pursuant to this settlement arrangement, defendants paid $17.5 million to fund the individual plaintiff settlements, attorneys’ fees and administrative costs of the settlement, subject to certain excluded costs which defendants will be separately responsible for. The settlement amounts for each individual plaintiff have been determined by a third party. If any plaintiff decides not to accept the settlement, then the amount allocated to that plaintiff will be returned to defendants. Defendants have the right not to proceed with the settlement if a specified number of plaintiffs do not accept the settlement. Defendants’ ultimate liability pursuant to the settlement is estimated to be $15.5 million to $17.5 million; however, defendants do not have a reasonable basis to estimate where in that range the liability is likely to be.

Approximately 97 of the remaining plaintiffs are not within the purview of the settlement arrangement described in the preceding paragraph. Because these plaintiffs have not cooperated with their counsel, their claims have been or will be dismissed by the Court, without prejudice. Any liability to these plaintiffs is expected to be an immaterial amount.

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

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he would receive a portion of the federal government’s recovery. An amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The Court ruled on that motion, dismissing CEC from the case and dismissing several of the relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of the relator’s alleged claims. On March 17, 2014, the Court granted this motion in part, limiting the timeframe and geographical scope of the relator’s claims. On June 13, 2014, the Court granted the remaining

Company defendants’ motion for summary judgment and entered judgment in their favor. On July 9, 2014, relator filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit appealing the final judgment of the District Court.

Because of the many questions of fact and law that may arise on appeal, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

United States of America, ex rel. Ann Marie Rega v. Career Education Corporation, et al. On May 16, 2014, Relator Ann Marie Rega, a former employee of Sanford-Brown Iselin, filed an action in the United States District Court for the District of New Jersey against the Company and almost all of the Company’s individual schools on behalf of herself and the federal government. She alleges claims under the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. Relator failed to comply with the statutory requirement that all False Claims Act cases be filed under seal. On June 16, 2014, defendants filed a motion to dismiss the complaint with prejudice as to relator for failure to file her complaint under seal in accordance with the requirements of the False Claims Act. The motion is fully briefed and the parties are awaiting a ruling from the Court.

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

The case now is on remand to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. CEC has answered the complaint, and the parties have exchanged initial disclosures. On February 19, 2014, the Court ordered the parties to complete fact discovery as to the issue of liability by November 30, 2014.

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

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following 16 states: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014), Hawaii (May 28, 2014 ) and New Mexico (May 2014). In addition, the Company has received inquiries from the Attorneys General of Florida (November 5, 2010), Massachusetts (September 27, 2012) and Colorado (August 27, 2013). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company’s practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company intends to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible.

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

SEC Inquiry

During the second quarter of 2012, the Company was advised by the Chicago Regional Office of the Securities and Exchange Commission (“SEC”) that it was conducting an inquiry pertaining to our previously reported 2011 investigation and review of student placement rate determination practices and related matters. We cooperated fully with the inquiry. On June 26, 2014, the SEC notified the Company that it had concluded its investigation and was not recommending any action against the Company.

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, the U.S. Department of Education (“ED”) advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication or reporting of placement rates or other disclosures to students or prospective students or finds any other basis in the materials we are providing, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions Title IV eligibility, or impose fines.

In December 2011, ED also moved all of the Company’s institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). Although the Company’s prior practices substantially conformed to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the HEA or related regulations, ED may impose monetary or program level sanctions, impose some period of delay in the Company’s receipt of Title IV funds or transfer the Company’s schools to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment of Title IV Program funds. While on HCM2 status, an institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which results in a significant delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances. If our existing cash balances are insufficient to sustain us through this transition period, we would need to pursue other sources of liquidity, which may not be available or may be costly.

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of June 30, 2014, the Company has a $0.8 million reserve recorded related to this matter.

10. INCOME TAXES

The components of pretax loss from continuing operations for the quarters and years to date ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2014	2013	2014	2013
U.S.	$(33,746)	$(49,363)	$(75,096)	$(71,695)
Foreign	—	63	—	(4,495)

Total	$(33,746)	$(49,300)	$(75,096)	$(76,190)

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

The following is a summary of our provision for (benefit from) income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2014	2013	2014	2013
Pretax loss	$(33,746)	$(49,300)	$(75,096)	$(76,190)
Provision for (benefit from) income taxes	$1,854	$(26,528)	$2,074	$(36,356)
Effective rate	5.5%	-53.8%	2.8%	-47.7%

As of December 31, 2013, we reported a total deferred tax valuation allowance of $82.5 million within our consolidated balance sheet. After considering both positive and negative evidence related to the likelihood of realization of the deferred tax assets, we have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of June 30, 2014. The effective tax provision for the quarter and year to date ended June 30, 2014 approximates $1.9 million and $2.1 million, respectively.

The cumulative effect of federal and state valuation losses reduced the effective tax rate benefit by 40.1%. The current quarter tax rate was also impacted by nominal uncertain tax position activity and the recording of discrete items for the recent closure of a federal tax audit for the tax years 2008 through 2012, the net effect of which resulted in a 5.5% effective tax rate.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.9 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2014 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2014, we had accrued $2.7 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service recently completed its examination of our U.S. income tax returns for the tax years of 2008 through 2012.

11. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of June 30, 2014, there were approximately 5.8 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of 4.2 million shares issuable upon exercise of outstanding options. This amount does not reflect 0.7 million and 0.1 million shares underlying restricted stock units and deferred stock units, respectively, as of June 30, 2014, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards and restricted stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested stock equity awards is forfeited.

As of June 30, 2014, we estimate that compensation expense of approximately $7.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

Stock Options. The exercise price of stock options and stock appreciation rights granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become exercisable as follows: one-fourth on the grant date and one-fourth for each of the first through third anniversaries of the grant date. Grants of stock options are generally only subject to the service conditions discussed previously.

Stock option activity during the year to date ended June 30, 2014 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	3,900	$15.15
Granted	746	6.89
Exercised	—	—
Forfeited	(147)	3.63
Cancelled	(254)	46.03

Outstanding as of June 30, 2014	4,245	$12.25

Exercisable as of June 30, 2014	2,429	$17.59

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the year to date ended June 30, 2014 (shares and units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2013	221	$22.19	539	$8.30	760
Granted	—	—	319	6.57	319
Vested	(135)	23.02	(136)	8.61	(271)
Forfeited	(32)	19.86	(72)	8.63	(104)

Outstanding as of June 30, 2014	54	$21.50	650	$7.35	704

Deferred Stock Units to be Settled in Stock. In the second quarter of 2014 and for the first time since inception of any of our plans, we granted deferred stock units to our non-employee directors. The deferred stock units are to be settled in shares of stock and generally vest one-third per year over a three-year service period beginning on the date of grant. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participant does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant.

The following table summarizes information with respect to all deferred stock units during the year to date ended June 30, 2014 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2013	—	$—
Granted	117	4.39
Vested	—	—
Forfeited	—	—

Outstanding as of June 30, 2014	117	$4.39

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended June 30, 2014 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2013	2,289
Granted	981
Vested	(756)
Forfeited	(388)

Outstanding as of June 30, 2014	2,126

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 — Compensation-Stock Compensation and recognized $2.4 million of expense for the year to date 2014 for all cash-settled restricted stock units; of which $0.1 million was recorded during the quarter ended June 30, 2014.

Performance Unit Awards. Performance unit awards granted during 2013 and 2014 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending on December 31, 2015 and 2016, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. A liability of $1.8 million was recorded as of June 30, 2014, which represents the fair value of the liability incurred through June 30, 2014 for these awards; no expense was recorded during the quarter ended June 30, 2014 as a result of the decrease in stock price relative to the specified peer group.

12. WEIGHTED AVERAGE COMMON SHARES

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

Due to the fact that we reported a loss from continuing operations for the quarters and years to date ended June 30, 2014 and 2013, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 — Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters and years to date ended June 30, 2014 and 2013.

13. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280 — Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan. Our reporting segments are described below.

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

Career Schools:

Career Colleges includes Briarcliffe College, Brooks Institute, Harrington College of Design, Missouri College and our Sanford-Brown institutions. The Career Colleges group collectively offers academic programs primarily in the career-oriented discipline of health education complemented by certain programs in business studies and information technology, as well as visual communications, fashion design, photography, interior design, graphic design and video production in a classroom, laboratory or online setting.

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

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue		Operating (Loss) Income
	2014	2013	2014	2013
CTU	$85,041	$86,557	$20,957	$17,062
AIU	49,685	59,935	(1,331)	1,021

Total University Schools	134,726	146,492	19,626	18,083

Career Colleges (1)	47,128	54,160	(18,836)	(29,960)
Culinary Arts (2)	42,566	44,577	(19,772)	(17,017)

Total Career Schools	89,694	98,737	(38,608)	(46,977)

Corporate and Other	38	—	(5,513)	(11,050)

Subtotal	224,458	245,229	(24,495)	(39,944)
Transitional Schools	4,834	14,272	(8,841)	(9,716)

Total	$229,292	$259,501	$(33,336)	$(49,660)

	For the Year to Date Ended June 30,
	Revenue		Operating (Loss) Income
	2014	2013	2014	2013
CTU	$171,961	$176,319	$35,438	$33,317
AIU	102,258	126,234	(4,914)	4,167

Total University Schools	274,219	302,553	30,524	37,484

Career Colleges (1)	99,809	113,066	(35,135)	(44,153)
Culinary Arts (2)	84,813	90,515	(37,818)	(29,154)

Total Career Schools	184,622	203,581	(72,953)	(73,307)

Corporate and Other	138	—	(16,649)	(17,418)

Subtotal	458,979	506,134	(59,078)	(53,241)
Transitional Schools	11,680	30,678	(16,149)	(16,103)

Total	$470,659	$536,812	$(75,227)	$(69,344)

	Total Assets as of (3)
	June 30, 2014	December 31, 2013
CTU	$74,402	$75,275
AIU	52,876	54,426

Total University Schools	127,278	129,701

Career Colleges	53,687	57,670
Culinary Arts	93,016	108,349

Total Career Schools	146,703	166,019

Corporate and Other	383,762	491,669

Subtotal	657,743	787,389
Transitional Schools	7,985	11,175
Discontinued Operations	1,752	6,481

Total	$667,480	$805,045

(1)	The second quarter of 2013 operating loss includes $8.3 million related to the settlement of a legal matter and a $1.7 million trade name impairment charge.
(2)	The second quarters of 2014 and 2013 operating loss include a $7.4 million and $2.3 million trade name impairment charge, respectively.
(3)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our institutions include both universities that provide degree programs through the master or doctoral level and colleges that provide programs through the associate and bachelor level. The University group includes American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) — predominantly serving students online with career-focused degree programs that meet the educational demands of today’s busy adults. The Career Schools group offers career-centered education primarily through ground-based campuses and includes Briarcliffe College, Brooks Institute, Harrington College of Design, Le Cordon Bleu North America (“LCB”), Missouri College and Sanford-Brown Institutes and Colleges (“SBI” and “SBC,” respectively). Through our colleges, institutions and universities, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

In addition to the nine campuses taught-out in the first quarter of 2014, the company completed the teach-out of the following Sanford-Brown campuses in the second quarter of 2014: Boston, Columbus, Farmington, Hillside, Orlando, St. Peters and Wilkins Township, as well as the CTU North Kansas City campus. Additionally, during the second quarter of 2014, we sold Everblue Training Institute (Career Colleges segment) and SBI Pittsburgh (Transitional Schools segment). Accordingly, all current and prior periods reflect these campuses as components of discontinued operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2014 Second Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2014 SECOND QUARTER OVERVIEW

During the second quarter of 2014, we continued to see progress against the key components of our turnaround strategy which includes the following: modest University Schools total student enrollment growth, stabilization of Career Schools, reduced overall organizational cost structure and successful completion of the teach-out of our Transitional Schools while significantly lowering the financial losses associated with these campuses.

Our second quarter results included another quarter of continued sequential improvement to the rate of decline in total student enrollments, including total student enrollment positive growth of 3.9% within our Culinary Arts segment as compared to the prior year quarter. New student enrollments increased within our University segments as compared to the prior year quarter, driven by strong new student enrollment growth within CTU.

Excluding our campuses within the Transitional Schools segment, which no longer enroll new students, revenue for ongoing operations declined approximately 8.5% as a result of approximately 2,400 fewer total student enrollments as compared to the prior year quarter. For continuing operations, including Transitional Schools, our revenue declined approximately 11.6% and total student enrollments declined 8.2% as compared to the prior year quarter. For the current year quarter, we reported an operating loss of $33.3 million as compared to an operating loss of $49.7 million in the prior year quarter. The current quarter results included a $7.4 million trade name impairment charge as compared to $4.0 million of trade name impairment charges in the prior year quarter. The increase in trade name impairment was offset with lower general and administrative expenses, including advertising expenses and lower student metric driven costs and occupancy costs.

Within our University segments, revenue declined 8.0% and operating income remained relatively flat as compared to the prior year quarter. Total student enrollments were approximately 4.4% lower as compared to the prior year quarter and new student enrollments increased 11.8%. During the first quarter of 2014, we implemented a new student orientation process, which replaced our previously provided student readiness programs. This change impacts how we calculate a new student enrollment. This internal policy change had a positive impact on 2014 new student enrollments as compared to 2013; accordingly, the comparability of new student enrollments for the current quarter versus the prior year quarter is impacted.

We continue to see positive trends in new student metrics within our University segments as a result of strategies that we put in place beginning last year, including refining our marketing strategy to increase advertising in certain markets and improving student support teams. These changes resulted in an overall increase in student application volume. Additionally, as mentioned above, we revamped our student orientation process to provide a better and more engaging experience for students and also expanded our Intellipath adaptive learning technology into more of the curriculum. Lastly, we have expanded our partnership with companies to form educational alliances, including a recently signed agreement with McDonald’s. Creating educational alliances assists in attracting more students to our schools and ultimately provides an opportunity for these students to progress in their careers. These alliances provide us access to students who can benefit from the education we provide thus reducing our direct marketing costs. As a result of the combination of all of our initiatives, we expect our University segments to become year over year total student enrollment positive during the second half of 2014.

Within our Career Schools segments, revenue declined 9.2% and operating loss decreased 17.8% as compared to the prior year quarter. Career Colleges experienced a decrease in operating loss of approximately $11.1 million as a result of $8.3 million of legal settlement expense recorded in the prior year quarter and lower expenses in the current year quarter. Career Colleges’ improvement in operating loss was partially offset with an increase in operating loss of $2.8 million within Culinary Arts, driven by increased trade name impairment charges and legal expenses in the current year quarter.

Career Colleges experienced a decline in new student enrollments of approximately 8.8% and an approximate 12.0% decline in total student enrollments as compared to the prior year quarter. We believe new student enrollments were impacted by a short-term market disruption related to our Sanford-Brown brand consolidation and changes to our marketing strategy which led to fewer student applications and ultimately fewer new student enrollments. Several initiatives, including expanding our program offerings within Sanford-Brown campuses and adopting a more localized approach to advertising to better account for differences in our campuses and markets are expected to help stabilize this business.

Within our Culinary Arts segment, total student enrollments increased 3.9% and new student enrollments decreased 16.4% as compared to the prior year quarter. Total student enrollment growth was driven primarily by the reintroduction of the Associate degree program, which is a longer term program as compared to our previously offered certificate program.

We have continued to reduce our overall organizational cost structure and as a result, operating expenses for the second quarter of 2014 decreased by approximately $46.5 million as compared to the prior year quarter. This decrease is primarily a result of lower general and administrative expenses. Overall, we continue to generate benefits from our right-sizing and reengineering efforts. As a result, for our ongoing operations, excluding Transitional Schools, we experienced a 540 basis point improvement in operating margin as compared to the prior year quarter. We expect the third quarter of 2014 to include increased investment related to advertising and marketing spend to assist in generating student application volume during the back to school season.

Within Transitional Schools, we closed seven additional campuses in the second quarter of 2014 and divested one campus. For the current year to date, we have taught-out a total of 16 Transitional Schools campuses. During the second half of 2014, we expect to complete the teach-out of four additional campuses. Revenue for our Transitional Schools decreased approximately $9.4 million for the current quarter as compared to the prior year quarter while our operating loss improved slightly as compared to the prior year quarter. For the seven campuses which completed their teach-out during the current year quarter, we recorded approximately $6.1 million related to remaining lease obligations for those campuses. This charge was recorded within discontinued operations for the current year quarter. We continue to make progress against reducing our remaining lease obligations for our Transitional and Discontinued campuses, including negotiating buyout agreements, space consolidation and obtaining subtenant agreements.

As we look ahead to the remainder of 2014, we remain focused on Enrolling, Educating and Placing our students into a better position to succeed professionally. We continue to experience a challenging postsecondary education market, including heightened inquiries from various agencies, market anticipation of the final Gainful Employment rules and education assets being marketed for sale. We continue to believe that our strategies and the goals that we have set forth for our organization are achievable and will ultimately provide long-term, sustainable shareholder growth, while upholding the interests of our students.

Regulatory updates

AIU Accreditation. On July 8, 2014, we received notification that the Higher Learning Commission (“HLC”) acted to continue the accreditation of AIU. The next reaffirmation of accreditation is scheduled for 2023-2024. AIU will have a comprehensive evaluation in 2017-18 and was asked to provide two interim monitoring reports to HLC, which will be completed by the end of January 2015.

New Massachusetts Regulations. On June 20, 2014, the Attorney General of Massachusetts issued regulations, for immediate implementation, that limit the means by which proprietary institutions, including out-of-state online institutions, may serve students in the State of Massachusetts. The regulations apply only to proprietary institutions and significantly limit the contact schools may have with prospective students. They also include advance disclosure obligations with definitions and calculations that deviate materially from other defined measures historically applied in higher education by the Department of Education (“ED”), state education regulatory agencies and ED recognized accreditors. Schools that do not follow these regulations will be considered to have engaged in unfair or deceptive acts or practices and be subject to enforcement action and potential fines under the Regulation of Business Practices for Consumer Protection law in Massachusetts. These regulations will adversely impact our enrollment of prospective students in Massachusetts. Our current Massachusetts student enrollment is approximately 1.0% of our total student enrollment as of June 30, 2014 and approximately 1.0% of our total revenue from continuing operations for the current year to date resulted from Massachusetts students.

State Authorization. On June 26, 2014, ED announced that it will not move forward on a proposed “State Authorization” regulation in time to meet the November 1, 2014 deadline required for implementation in the 2015 academic year. In addition, ED has extended the date by which online institutions must come into compliance with the current regulations regarding distance education institutions that have a physical presence in a different state. While our institutions have obtained approval from states that require them to do so and in which they enroll students, the proposed rule would have required states to change the way they issue distance education approval, potentially eliminating the ability of a state to offer licensure by means of accreditation or other forms of exemptions.

Pending ED Recertifications. Under the provisions of the Higher Education Act, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Each institution is assigned an identification number by ED known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and additional locations assigned to the main campus’ OPEID. Seventeen of our 21 OPEIDs are currently in the process of seeking recertification from ED. We have submitted necessary documentation for recertification and eligibility of these institutions continues on a month-to-month basis until ED issues its decision on the applications. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. Because ED is required to send questions it has regarding recertification applications within 90 days of the application being submitted, we have no reason to believe that the applications will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until ED completes its review. However, it can be challenging to start new programs at institutions currently in recertification, which could negatively impact our ability to start new programs, and continued Title IV eligibility is critical to the operation of our business. If ED finds that any of our institutions do not fully satisfy all required eligibility and certification standards, ED could limit, suspend or terminate the institution’s participation in Title IV Programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2014 and 2013. Results for the prior year quarter and year to date have been recast to be comparable to the current year presentation (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2014	% of Total Revenue	2013	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
TOTAL REVENUE	$229,292		$259,501		$470,659		$536,812

OPERATING EXPENSES
Educational services and facilities (1)	80,399	35.1%	92,451	35.6%	162,665	34.6%	189,093	35.2%
General and administrative (2)
Advertising	57,314	25.0%	68,304	26.3%	127,884	27.2%	138,960	25.9%
Admissions	30,806	13.4%	32,984	12.7%	63,669	13.5%	69,187	12.9%
Administrative	66,276	28.9%	88,532	34.1%	143,476	30.5%	159,998	29.8%
Bad debt	6,474	2.8%	6,811	2.6%	12,263	2.6%	12,383	2.3%

Total general and administrative expense	160,870	70.2%	196,631	75.8%	347,292	73.8%	380,528	70.9%
Depreciation and amortization	13,956	6.1%	16,113	6.2%	28,452	6.0%	32,452	6.0%
Asset impairment	7,403	3.2%	3,966	1.5%	7,477	1.6%	4,083	0.8%

OPERATING LOSS	(33,336)	-14.5%	(49,660)	-19.1%	(75,227)	-16.0%	(69,344)	-12.9%

PRETAX LOSS	(33,746)	-14.7%	(49,300)	-19.0%	(75,096)	-16.0%	(76,190)	-14.2%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,854	0.8%	(26,528)	-10.2%	2,074	0.4%	(36,356)	-6.8%

Effective tax rate	5.5%		-53.8%		2.8%		-47.7%
LOSS FROM CONTINUING OPERATIONS	(35,600)	-15.5%	(22,772)	-8.8%	(77,170)	-16.4%	(39,834)	-7.4%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(10,964)	-4.8%	(8,618)	-3.3%	(27,537)	-5.9%	(6,759)	-1.3%

NET LOSS	$(46,564)	-20.3%	$(31,390)	-12.1%	$(104,707)	-22.2%	$(46,593)	-8.7%

(1)	Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: salaries and benefits of faculty, academic administrators, and student support personnel, and costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.
(2)	General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

The approximate 12.0% decline in revenue as compared to both the prior year quarter and the prior year to date was driven by lower revenue across all of our segments. Excluding our Transitional Schools, which no longer enroll new students as they teach out the campus, revenue declined approximately 9.0% for the second quarter of 2014 and year to date 2014. The overall decline in revenue is a result of lower total student enrollments within most of our segments. As compared to the prior year, we have experienced an increase in the number of student applications within our University segments due, in part to, operational changes made regarding our student intake processes. Increased application volume was offset by a decline in the rate at which a prospective student applicant joins our institutions as a new student enrollment. Application volume within our Career Colleges segment was negatively impacted in the short-term by market disruption related to the brand consolidation under our Sanford-Brown name. Culinary Arts experienced total student enrollment growth of approximately 3.9% as compared to the prior period driven by the reintroduction of the Associate degree late in 2012 and into 2013, which is a longer term program as compared to the certificate program.

Educational Services and Facilities Expense

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2014	% of Total Revenue	2013	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
Educational services and facilities:
Academics & student related	52,900	23.1%	62,896	24.2%	107,084	22.8%	129,246	24.1%
Occupancy	27,499	12.0%	29,555	11.4%	55,581	11.8%	59,847	11.1%

Total educational services and facilities	80,399	35.1%	92,451	35.6%	162,665	34.6%	189,093	35.2%

The decrease in educational services and facilities expense as compared to the prior year quarter and year to date is driven by lower academic costs, most notably faculty and bookstore costs and lower occupancy costs. The decrease in faculty and bookstore costs is driven primarily by lower total student enrollments across our institutions. The decrease in occupancy expenses is a result of our continued focus on optimizing real estate space across all of our locations. Efforts to consolidate space within closely-situated schools as well as our corporate offices have resulted in a decrease in overall fixed costs.

General and Administrative Expense

General and administrative expenses have decreased for the current year to date as compared to the prior year to date, primarily due to decreases within administrative and advertising expenses in the current year quarter. Administrative expenses were lower as compared to the prior year quarter due to an approximate $10.0 million legal settlement recorded in the prior year quarter and our continued focus to reduce variable costs throughout the organization. The lower advertising expense is driven by operational changes within marketing during the second quarter of 2014 to continue to improve overall efficiency.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2014 and 2013 was as follows (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2014	% of Segment Revenue	2013	% of Segment Revenue	2014	% of Segment Revenue	2013	% of Segment Revenue
Bad debt expense:
CTU	$3,524	4.1%	$2,941	3.4%	$5,793	3.4%	$4,952	2.8%
AIU	745	1.5%	1,414	2.4%	3,084	3.0%	3,034	2.4%

Total University Schools	4,269	3.2%	4,355	3.0%	8,877	3.2%	7,986	2.6%
Career Colleges	1,213	2.6%	1,046	1.9%	1,758	1.8%	1,756	1.6%
Culinary Arts	782	1.8%	1,378	3.1%	1,485	1.8%	3,136	3.5%

Total Career Schools	1,995	2.2%	2,424	2.5%	3,243	1.8%	4,892	2.4%
Corporate and Other	95	NM	(95)	NM	(86)	NM	(812)	NM

Subtotal	6,359	2.8%	6,684	2.7%	12,034	2.6%	12,066	2.4%
Transitional Schools	115	2.4%	127	0.9%	229	2.0%	317	1.0%

Total	$6,474	2.8%	$6,811	2.6%	$12,263	2.6%	$12,383	2.3%

Total bad debt expense decreased slightly for the current year quarter and year to date as compared to the corresponding prior year periods primarily as a result of the decreasing total student enrollments within each segment. Bad debt as a percentage of total revenue increased slightly for the current year quarter and year to date as compared to the corresponding prior year periods due to an increased amount of in-school payment plans, resulting from an overall reduction in Pell grants available to students as a result of changes in eligibility requirements.

Operating Loss

The operating loss reported for the current quarter and year to date was driven by the decline in revenues across all of our segments. Decreases within operating expenses, primarily due to reorganization efforts to reduce costs, reduced legal settlement expenses as compared to the prior year quarter, operational efficiencies instituted across the organization within academics, advertising and admissions as well as strategic decisions made related to optimization of facilities, have contributed to operating margin improvement within the current year quarter as compared to the prior year quarter. The current year quarter and year to date included increased asset impairment charges, primarily related to trade name impairments.

Provision for (Benefit from) Income Taxes

As of December 31, 2013, we reported a total deferred tax valuation allowance of $82.5 million within our unaudited consolidated balance sheet. We have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of June 30, 2014. The effective tax provision for the quarter and year to date ended June 30, 2014 was approximately $1.9 million and $2.1 million, respectively, resulting primarily from discrete items for the recent closure of a federal tax audit for the years 2008 through 2012. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that may cause a change in judgment about the realizability of the deferred tax assets.

Loss from Discontinued Operations

The results of operations for campuses that have been taught-out or sold, and are considered distinct operations as defined under FASB ASC Topic 205 — Presentation of Financial Statements, are presented within discontinued operations. During the second quarter of 2014, we completed the teach-out of eight campuses and the sale of two additional campuses. All current and prior period financial statements and the related notes herein, including segment reporting, include the results of operations and financial position of these campuses as components of discontinued operations. See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion.

SEGMENT RESULTS OF OPERATIONS

Management assesses results of operations for ongoing operations, excluding Transitional Schools, separately from Transitional Schools. As schools within the Transitional Schools segment are fully taught-out, these schools will be recast as components of discontinued operations. As a result, management’s long-term operational strategies and initiatives are primarily focused on ongoing operations.

The following tables present unaudited segment results for the reported periods (dollars in thousands). Results for the prior year quarter and year to date have been recast to be comparable to the current year presentation.

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2014	2013	% Change	2014	2013	% Change
REVENUE:
CTU	$85,041	$86,557	-1.8%	$171,961	$176,319	-2.5%
AIU	49,685	59,935	-17.1%	102,258	126,234	-19.0%

Total University Schools	134,726	146,492	-8.0%	274,219	302,553	-9.4%

Career Colleges	47,128	54,160	-13.0%	99,809	113,066	-11.7%
Culinary Arts	42,566	44,577	-4.5%	84,813	90,515	-6.3%

Total Career Schools	89,694	98,737	-9.2%	184,622	203,581	-9.3%

Corporate and Other	38	—	NM	138	—	NM

Subtotal	224,458	245,229	-8.5%	458,979	506,134	-9.3%
Transitional Schools	4,834	14,272	-66.1%	11,680	30,678	-61.9%

Total	$229,292	$259,501	-11.6%	$470,659	$536,812	-12.3%

OPERATING (LOSS) INCOME:
CTU	$20,957	$17,062	22.8%	$35,438	$33,317	6.4%
AIU	(1,331)	1,021	-230.4%	(4,914)	4,167	-217.9%

Total University Schools	19,626	18,083	8.5%	30,524	37,484	-18.6%

Career Colleges	(18,836)	(29,960)	37.1%	(35,135)	(44,153)	20.4%
Culinary Arts	(19,772)	(17,017)	-16.2%	(37,818)	(29,154)	-29.7%

Total Career Schools	(38,608)	(46,977)	17.8%	(72,953)	(73,307)	0.5%

Corporate and Other	(5,513)	(11,050)	NM	(16,649)	(17,418)	NM

Subtotal	(24,495)	(39,944)	38.7%	(59,078)	(53,241)	-11.0%
Transitional Schools	(8,841)	(9,716)	9.0%	(16,149)	(16,103)	-0.3%

Total	$(33,336)	$(49,660)	32.9%	$(75,227)	$(69,344)	-8.5%

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2014	2013	% Change	2014	2013	% Change
NEW STUDENT ENROLLMENTS:
CTU (1)	5,280	4,410	19.7%	10,100	8,930	13.1%
AIU (1)	2,010	2,110	-4.7%	7,910	6,720	17.7%

Total University Schools	7,290	6,520	11.8%	18,010	15,650	15.1%

Career Colleges	1,650	1,810	-8.8%	4,650	5,010	-7.2%
Culinary Arts	1,890	2,260	-16.4%	4,190	5,070	-17.4%

Total Career Schools	3,540	4,070	-13.0%	8,840	10,080	-12.3%

Subtotal	10,830	10,590	2.3%	26,850	25,730	4.4%
Transitional Schools (2)	10	250	NM	10	720	NM

Total	10,840	10,840	0.0%	26,860	26,450	1.6%

	As of June 30,
	2014	2013	% Change
TOTAL STUDENT ENROLLMENTS:
CTU	19,800	20,400	-2.9%
AIU	10,800	11,600	-6.9%

Total University Schools	30,600	32,000	-4.4%

Career Colleges	9,500	10,800	-12.0%
Culinary Arts	8,000	7,700	3.9%

Total Career Schools	17,500	18,500	-5.4%

Subtotal	48,100	50,500	-4.8%
Transitional Schools	900	2,900	-69.0%

Total	49,000	53,400	-8.2%

(1)	New student enrollments for the prior year periods are consistent with new student enrollments as reported in the prior year, with the exception of recasting for the impact of the teach-out of one campus within CTU. Additionally, in the first quarter of 2014, we implemented a new student orientation process, which replaced our previously provided student readiness programs; this change impacts the way we calculate a new student enrollment. This internal policy change had a positive impact on 2014 new student enrollments as compared to 2013. Accordingly, the comparability of the current year periods vs the prior year periods is impacted.
(2)	Campuses within the Transitional Schools segment no longer enroll new students; students who re-enter after 365 days are reported as new student enrollments.

University Schools. Current quarter and year to date revenue decreased approximately 8.0% and 9.4%, respectively, as both AIU and CTU reported declines in revenue due to lower total student enrollments as compared to the prior year periods. An increase in the volume of student applications is being partially offset with a decline in the rate at which a prospective student applicant joins our institutions as a new student enrollment. The net effect of these metrics results in an overall 4.4% decrease in total student enrollment for the year to date ended June 30, 2014 as compared to the prior year to date. We expect both our retention and conversion metrics to be positively impacted by a redesigned new student orientation process which provides an improved and more engaging experience for students. As a result, we continue to see positive trends in overall total enrollment as we progress through the year. Additionally, new student enrollments increased approximately 11.8% in the current quarter for our University Schools as compared to the prior year quarter.

Current quarter and year to date operating income for the CTU segment increased $3.9 million (22.8%) and $2.1 million (6.4%), respectively, as compared to the prior year periods. For the second quarter of 2014, CTU’s decreases in operating expenses, including advertising, academic and occupancy expenses were partially offset by the slight decline in revenue as compared to the prior year period. Advertising expenses at CTU were lower as compared to the prior year periods due to increased efficiency within certain marketing channels. Current quarter and year to date operating loss for the AIU segment was $1.3 million and $4.9 million, respectively. AIU’s decline in revenue as compared to the prior periods was partially offset with decreases across all operating expense categories, including admissions, academics and occupancy expenses. The decrease in admissions expense within AIU resulted from enhancements made to streamline the admissions processes. Within both University segments, occupancy expenses have benefitted from a favorable lease buyout at a shared location. Academic expenses for both segments are favorable as compared to prior year periods primarily due to our continued focus on driving operational efficiencies and the lower total student enrollments through the first half of 2014.

In connection with our quarterly assessment of indicators of goodwill and asset impairment, we concluded that as of June 30, 2014, there were events or circumstances which occurred during the second quarter indicating that the fair value of AIU’s goodwill could be below its respective carrying value. An interim impairment test was performed for this reporting unit which resulted in no impairment. We continue to monitor the operating results and cash flows of each of our reporting units on a quarterly basis for signs of possible declines in estimated fair value.

Career Schools. Current quarter and year to date revenue decreased $9.0 million and $19.0 million, or approximately 9.2% and 9.3%, respectively, as Career Colleges and Culinary Arts each experienced declines in revenue as compared to the prior periods. New student enrollments decreased 7.2% and 17.4% for Career Colleges and Culinary Arts, respectively, for the current year to date as compared to the prior year to date. New student enrollments have been impacted by a decrease in the volume of student applications received for both segments. Within Career Colleges, the brand consolidation of our Sanford-Brown name resulted in market disruptions which impacted student application volume. Within Culinary Arts, we reintroduced the Associate degree program beginning in late 2012 due to the demand from students and employers. This program has a greater lead time between a prospective applicant to a new student enrollment as compared to the Certificate program due to the longer length of the program impacting a student’s likelihood to start. In addition, weather-related closures at certain campuses during the year to date period negatively impacted new student enrollments. Total student enrollments within our Culinary Arts segment increased 3.9% as of June 30, 2014 as compared to the prior year which was driven by the Associate degree program. The Associate program is a longer term program as compared to the Certificate program that was primarily offered in the past.

The current quarter and year to date operating loss for the Career Colleges segment decreased $11.1 million (37.1%) and $9.0 million (20.4%), respectively, as compared to the prior year quarter and year to date periods. Career Colleges’ decline in revenue as compared to the prior periods was more than offset with decreases in operating expenses as compared to the prior periods, including administrative, academics and advertising expenses. Administrative expenses in the prior year quarter were negatively impacted by an $8.3 million legal settlement. Academics expenses decreased as compared to the prior year quarter primarily due to our restructuring and re-engineering initiatives carried out to better align our cost structure with current total student enrollments. Advertising expenses decreased as compared to the prior year period as a result of a change in marketing strategy to increase focus on local markets to better accommodate for differences in our campuses and markets.

Current quarter and year to date operating loss for the Culinary Arts segment increased $2.8 million and $8.7 million, respectively, as compared to the prior year quarter and year to date. The current year quarter was negatively impacted by a $7.4 million trade name impairment charge related to Le Cordon Bleu due to a decline in forecasted operating cash flows triggering the need to test for impairment as compared to a $2.3 million trade name impairment charge recorded in the prior year quarter. Additionally, the current year to date expenses included approximately $4.1 million of increased legal costs for certain legal matters as compared to the prior year.

Transitional Schools. This segment includes our schools that are currently being taught-out. Current quarter and year to date declines in revenue as compared to the prior year quarter and year to date result from a decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students. We expect revenue to continue to decline compared to prior periods as campuses continue to wind down their operations. We anticipate that the majority of these campus closures will be completed by the third quarter of 2014.

The operating loss within Transitional Schools decreased by $0.9 million for the current year quarter and remained relatively flat as compared to the prior year period. As we continue to wind down programs within our Transitional Schools, certain fixed overhead expenses related to academics and administration will be able to be removed from the business.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs decreased $5.5 million and $0.8 million, respectively, as compared to the prior year quarter and year to date. The prior year quarter included increased compensation costs related to changes in executive leadership and outside services expenses related to the reorganization efforts across our campus and corporate functions. The current year to date costs include legal settlement expense of approximately $3.4 million.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of June 30, 2014, cash, cash equivalents and short-term investments totaled $274.6 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in an increase in net cash used in operating activities. As we execute on our strategic imperatives, we expect continued pressure on our operating cash flows in the short term. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances and credit facility borrowings.

We continue to focus on identifying strategic alternatives which will position CEC for a return to sustainable growth and optimize our capital structure. Along those lines, there are a number of strategies that we can potentially employ, including investing in new business technologies, long-term borrowing options, acquisitions or divestitures, modifications to our capital structure and other organizational changes. The decisions we make will be reached by balancing our short-term needs against our long-term strategies to return to growth.

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

In particular, to participate in Title IV Programs, our schools must either satisfy standards of financial responsibility prescribed by ED, or be subjected to additional oversight, required to post a letter of credit in favor of ED or placed on provisional certification. These regulations require each eligible higher education institution to, among other things, satisfy a quantitative standard of financial responsibility that is a weighted average composite score of three annual tests which assess the financial condition of the institution. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. See Item 1, “Business — Student Financial Aid and Related Federal Regulation — Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations — Financial Responsibility Standards,” in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information regarding ED’s standards of financial responsibility.

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests to the parent company on a consolidated basis. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite scores. Our composite score for the consolidated entity for the year ended December 31, 2013 was 1.5 which is considered financially responsible without conditions or additional oversight. The Company regularly monitors its composite score and expects downward pressure on the financial responsibility calculation for the year ending December 31, 2014, as a result of its expected operating losses and the impact of recording a valuation allowance against its deferred tax assets. The amount of deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased. In order to remain financially responsible for 2014 and 2015, as defined by ED, the Company will explore additional steps which may include further cost reductions, investing in new business technologies, long-term borrowing options, acquisitions or divestitures, modifying our capital structure or considering other organizational changes. Additionally, our investment decisions, such as the use of our cash, will be impacted by the course of action we choose.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2014 and 2013, net cash used in operating activities totaled $81.3 million and $67.0 million, respectively. The increase in our use of operating cash is driven primarily by the operating loss for the current year to date, legal settlement payments of approximately $21.6 million in the second quarter of 2014, net payments of income taxes and timing of other payments. We estimate that the second half of 2014 will result in a decreased amount of cash used in operating activities as compared to the first six months of 2014 due in part to the legal settlement payments in the first half of 2014 that are not expected in the second half and the timing of other payments, including taxes and incentives, and improving business trends which should be favorable to cash in the second half of the year.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years to date ended June 30, 2014 and 2013, approximately 77.3% and 77.7%, respectively, of our schools’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” in Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, including advertising costs, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the years to date ended June 30, 2014 and 2013, net cash used in investing activities totaled $100.2 million and $12.6 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $92.9 million and $0.1 million net cash outflow during the years to date ended June 30, 2014 and 2013, respectively.

Capital Expenditures. Capital expenditures decreased to $7.0 million for the year to date ended June 30, 2014 as compared to $10.0 million for the year to date ended June 30, 2013 and primarily consisted of leasehold improvements and computer hardware/software additions. Capital expenditures represented 1.5% and 1.6% of total revenue of continuing and discontinued operations during the years to date ended June 30, 2014 and 2013, respectively.

Financing Cash Flows

During the year to date ended June 30, 2014, net cash provided by financing activities totaled $1.0 million, versus net cash provided by financing activities of $6.3 million during the year to date ended June 30, 2013.

Credit Agreement. During the fourth quarter of 2013, we entered into a $70.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. The Credit Agreement, which includes certain financial covenants, requires that interest and fees are payable quarterly in arrears and principal is payable at maturity. As of June 30, 2014 and December 31, 2013, we had no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Restricted Cash. As of June 30, 2014 and December 31, 2013, we had approximately $11.9 million and $12.6 million, respectively, of restricted cash to secure outstanding letters of credit.

Contractual Obligations

As of June 30, 2014 there were no significant changes to our contractual obligations from December 31, 2013. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of June 30, 2014, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of June 30, 2014 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of June 30, 2014, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of June 30, 2014 and December 31, 2013. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2013				$183,296,772
January 1, 2014—January 31, 2014	—	$—	—	183,296,772
February 1, 2014—February 28, 2014	—	—	—	183,296,772
March 1, 2014—March 31, 2014	86,266	7.19	—	183,296,772
April 1, 2014—April 30, 2014	—	—	—	183,296,772
May 1, 2014—May 31, 2014	9,670	5.03	—	183,296,772
June 1, 2014—June 30, 2014	—	—	—	183,296,772

Total	95,936		—

(1)	Includes 95,936 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares and stock-settled restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of June 30, 2014, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 7, 2014	By:	/s/ Scott W. Steffey
Scott W. Steffey President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2014	By:	/s/ Reid E. Simpson
Reid E. Simpson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

+*10.1	Form of Non-Employee Director Deferred Stock Unit Agreement under the Career Education Corporation 2008 Incentive Compensation Plan

*10.2	Letter Agreement between Career Education Corporation and Reid Simpson dated May 21, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2014)

*10.3	Transition and Separation Agreement and General Release between Career Education Corporation and Colleen O’Sullivan dated June 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2014)

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2014, filed with the SEC on August 7, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Unaudited Consolidated Statements of Loss and Comprehensive Loss for the quarter and year to date ended June 30, 2014 and June 30, 2013, (iii) the Unaudited Consolidated Statements of Cash Flows for the year to date ended June 30, 2014 and June 30, 2013, and (iv) Notes to Unaudited Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+	Filed herewith.