Form 10-Q
period 2014-09-30
CAREER EDUCATION CORP
filed 2014-11-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 31, 2014: 67,278,590

CAREER EDUCATION CORPORATION

FORM  10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$126,926	$318,468
Restricted cash	13,238	12,564
Short-term investments	110,734	31,592

Total cash and cash equivalents and short-term investments	250,898	362,624
Student receivables, net of allowance for doubtful accounts of $18,816 and $20,724 as of September 30, 2014 and December 31, 2013, respectively	32,463	33,530
Receivables, other, net	18,516	27,336
Prepaid expenses	20,297	19,649
Inventories	5,192	6,586
Deferred income tax assets, net	3,606	3,606
Other current assets	4,719	3,445
Assets of discontinued operations	604	3,241

Total current assets	336,295	460,017

NON-CURRENT ASSETS:
Property and equipment, net	138,248	179,835
Goodwill	87,356	87,356
Intangible assets, net	29,062	40,117
Student receivables, net of allowance for doubtful accounts of $4,914 and $6,852 as of September 30, 2014 and December 31, 2013, respectively	4,235	5,179
Deferred income tax assets, net	10,644	10,644
Other assets, net	17,167	17,834
Assets of discontinued operations	1,029	4,063

TOTAL ASSETS	$624,036	$805,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,660	$24,477
Accrued expenses:
Payroll and related benefits	34,035	34,160
Advertising and production costs	25,472	17,585
Income taxes	1,506	14,994
Other	26,722	40,609
Deferred tuition revenue	60,241	59,967
Liabilities of discontinued operations	16,014	15,640

Total current liabilities	193,650	207,432

NON-CURRENT LIABILITIES:
Deferred rent obligations	70,578	77,280
Other liabilities	25,695	27,553
Liabilities of discontinued operations	28,429	37,396

Total non-current liabilities	124,702	142,229

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,094,031 and 81,889,907 shares issued, 67,278,710 and 67,170,522 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	821	819
Additional paid-in capital	604,789	600,904
Accumulated other comprehensive loss	(746)	(503)
Retained (deficit) earnings	(84,017)	68,658
Cost of 14,815,321 and 14,719,385 shares in treasury as of September 30, 2014 and December 31, 2013, respectively	(215,163)	(214,494)

Total stockholders’ equity	305,684	455,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$624,036	$805,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2014	2013	2014	2013
REVENUE:
Tuition and registration fees	$225,626	$240,261	$690,588	$767,243
Other	1,826	3,909	6,803	10,446

Total revenue	227,452	244,170	697,391	777,689

OPERATING EXPENSES:
Educational services and facilities	82,892	90,308	243,690	276,487
General and administrative	161,897	181,688	507,607	559,591
Depreciation and amortization	13,070	15,461	41,063	47,410
Asset impairment	14,461	11,585	21,938	15,668

Total operating expenses	272,320	299,042	814,298	899,156

Operating loss	(44,868)	(54,872)	(116,907)	(121,467)

OTHER INCOME (EXPENSE):
Interest income	223	194	614	1,199
Interest expense	(103)	(209)	(292)	(1,127)
Loss on sale of business	—	(39)	—	(6,973)
Miscellaneous expense	(39)	(63)	(116)	(62)

Total other income (expense)	81	(117)	206	(6,963)

PRETAX LOSS	(44,787)	(54,989)	(116,701)	(128,430)
Provision for (benefit from) income taxes	1,116	(20,087)	3,190	(55,964)

LOSS FROM CONTINUING OPERATIONS	(45,903)	(34,902)	(119,891)	(72,466)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,065)	(52,162)	(32,784)	(61,191)

NET LOSS	(47,968)	(87,064)	(152,675)	(133,657)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	—	6,474	—	7,542
Unrealized (losses) gains on investments	(108)	36	(243)	41

Total other comprehensive (loss) income	(108)	6,510	(243)	7,583

COMPREHENSIVE LOSS	$(48,076)	$(80,554)	$(152,918)	$(126,074)

NET LOSS PER SHARE—BASIC and DILUTED:
Loss from continuing operations	$(0.68)	$(0.52)	$(1.79)	$(1.09)
Loss from discontinued operations	(0.03)	(0.78)	(0.48)	(0.91)

Net loss per share	$(0.71)	$(1.30)	$(2.27)	$(2.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	67,209	66,849	67,121	66,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,675)	$(133,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	22,006	15,708
Depreciation and amortization expense	42,966	56,619
Bad debt expense	19,107	22,028
Compensation expense related to share-based awards	3,311	5,119
Loss on sale of businesses, net	311	6,973
Loss on disposition of property and equipment	32	103
Changes in operating assets and liabilities	(36,203)	(50,735)

Net cash used in operating activities	(101,145)	(77,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(131,487)	(40,842)
Sales of available-for-sale investments	51,540	52,485
Purchases of property and equipment	(10,558)	(16,602)
Payments of cash upon sale of businesses	(387)	(2,525)
Other	—	31

Net cash used in investing activities	(90,892)	(7,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	575	792
Payment on borrowings	—	(80,000)
Change in restricted cash	(674)	85,314
Payments of capital lease obligations	—	(210)

Net cash (used in) provided by financing activities	(99)	5,896

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	121	1,518

NET DECREASE IN CASH AND CASH EQUIVALENTS	(192,015)	(77,881)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	475	128,207
Less: Cash balance of discontinued operations, end of the period	2	133,098
CASH AND CASH EQUIVALENTS, beginning of the period	318,468	112,415

CASH AND CASH EQUIVALENTS, end of the period	$126,926	$29,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries (collectively “CEC”). All intercompany transactions and balances have been eliminated.

We organize our business across five reporting segments: CTU, AIU (comprises University Schools); Career Colleges, Culinary Arts (comprises Career Schools); and Transitional Schools. Campuses included in our Transitional Schools segment are currently being taught out and no longer enroll new students. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study. The results of operations for campuses within the Transitional Schools segment will be reported within continuing operations for all periods presented until they complete their teach-out. During the third quarter of 2014, the Company announced the teach-out of three additional Sanford-Brown campuses: Chicago, Las Vegas and Orlando. These campuses are now included in the Transitional Schools segment. As campuses within Transitional Schools cease operations during 2014, the results of operations for all periods presented will be reflected within discontinued operations. During the third quarter of 2014, the Company completed the teach-out of three Transitional Schools campuses. As a result, all current and prior periods reflect these campuses as components of discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance to an organization’s management, intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide guidance regarding related footnote disclosure. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. For all entities, ASU 2014-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2014-15 will have on our financial condition, results of operations and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU standardizes the reporting for these awards by requiring that entities treat these performance targets as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2014-11 will have on our financial condition, results of operations and disclosures.

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

4. DISCONTINUED OPERATIONS

As of September 30, 2014, the results of operations for campuses that have ceased operations or campuses that were sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations. During the third quarter of 2014, we completed the teach-out of three campuses (see Note 2, “Basis of Presentation” of the notes to our unaudited condensed consolidated financial statements). All current and prior period financial statements include the results of operations and financial position for these campuses as components of discontinued operations.

Results of Discontinued Operations

A summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2014	2013	2014	2013
Revenue	$29	$27,229	$3,836	$129,118

Loss before income tax	$(2,065)	$(21,712)	$(32,784)	$(40,714)
Income tax expense (1) (2)	—	30,450	—	20,477

Loss from discontinued operations, net of tax	$(2,065)	$(52,162)	$(32,784)	$(61,191)

Net loss per diluted share	$(0.03)	$(0.78)	$(0.48)	$(0.91)

(1)	Due to the valuation allowance against our net deferred taxes, there is no income tax benefit reported for the quarter and year to date ended September 30, 2014.

(2)	Third quarter of 2013 included $39.9 million of income tax expense recorded as a result of the decision to commit to a plan of sale for the International Schools segment.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 include the following (dollars in thousands):

	September 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$2	$475
Receivables, net	413	1,437
Other current assets	189	1,329

Total current assets	604	3,241

Non-current assets:
Property and equipment, net	—	2,561
Other assets, net	1,029	1,502

Total assets of discontinued operations	$1,633	$7,304

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$521	$1,344
Deferred tuition revenue	—	1,164
Remaining lease obligations	15,493	13,132

Total current liabilities	16,014	15,640

Non-current liabilities:
Remaining lease obligations	28,143	30,952
Other	286	6,444

Total liabilities of discontinued operations	$44,443	$53,036

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited condensed consolidated balance sheets, for the quarters and years to date ended September 30, 2014 and 2013, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended September 30, 2014	$50,240	$(173)	$(6,581)	$150	$43,636

For the quarter ended September 30, 2013	$41,219	$257	$(3,224)	$—	$38,252

For the year to date ended September 30, 2014	$44,084	$13,436	$(18,637)	$4,753	$43,636

For the year to date ended September 30, 2013	$46,298	$1,211	$(9,192)	$(65)	$38,252

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

5. FINANCIAL INSTRUMENTS

Investments from our continuing operations consist of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$6,874	$1	$(46)	$6,829
Non-governmental debt securities	88,948	8	(187)	88,769
Treasury and federal agencies	15,157	4	(25)	15,136

Total short-term investments	110,979	13	(258)	110,734

Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments	$118,829	$13	$(734)	$118,108

	December 31, 2013
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
U.S. Treasury bills	$31,591	$1	$—	$31,592
Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments	$39,441	$1	$(476)	$38,966

In the table above, unrealized holding gains/(losses) as of September 30, 2014 relate to short-term investments that have been in a continuous unrealized gain/(loss) position for less than one year. The table also includes unrealized holding losses, greater than one year, that relate to our long-term investment in a municipal bond, which is an auction rate security (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The unrealized loss attributable to our municipal bond at September 30, 2014 is attributable to the continued lack of activity in the ARS market, exposing this investment to liquidity risk.

Our municipal bonds are comprised of debt obligations issued by states, cities, counties and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited condensed consolidated balance sheets within other assets. An auction can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of September 30, 2014, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of September 30, 2014 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

As of September 30, 2014, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, treasury and federal agencies and municipal bonds that are publicly traded and for which market prices are readily available, and our investment in an ARS. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. During the first quarter of 2014, we reclassified our investments in U.S Treasury bills from Level 1 classification to Level 2. The fair value for these investments was not based on identical assets as of March 31, 2014 which resulted in this reclassification. Our investment in an ARS is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of September 30, 2014 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our ARS investment has failed for multiple years. This security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820—Fair Value Measurements at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$6,829	$7,374	$14,203
Non-governmental debt securities	—	88,769	—	88,769
Treasury and federal agencies	—	15,136	—	15,136

Totals	$—	$110,734	$7,374	$118,108

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$31,592	$—	$—	$31,592
Municipal bond	—	—	7,374	7,374

Totals	$31,592	$—	$7,374	$38,966

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended September 30, 2014 (dollars in thousands):

Balance at December 31, 2013	$7,374
Unrealized gain (loss)	—

Balance at September 30, 2014	$7,374

See Note 8 “Asset Impairments” for further information regarding non-recurring fair value measurements.

Credit Agreement

During the fourth quarter of 2013, we entered into a $70.0 million Amended and Restated Credit Agreement (the “Credit Agreement”). The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. As of September 30, 2014, there were no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement. See Note 14 “Subsequent Events” for further information regarding recent amendments to the Credit Agreement.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue. Student receivables, net are reflected on our unaudited condensed consolidated balance sheets as components of both current and non-current assets. We do not recognize interest on student receivables; interest is recorded only upon collection.

Generally, a student receivable balance is written off once it reaches greater than 90 days past due. Although we analyze past due receivables, it is not practical to provide an aging of our non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Student receivables are recognized on our unaudited condensed consolidated balance sheets as they are deemed earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for doubtful accounts. These factors include, but are not limited to: internal repayment history, repayment practices of previous extended payment programs and changes in the current economic, legislative or regulatory environments. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance. The repayment risk associated with student receivables under extended payment plans is generally higher than those not related to extended payment plans; as such, the allowance for doubtful accounts for these student receivables as a percentage of outstanding student receivables is higher.

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

As of September 30, 2014 and December 31, 2013, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $4.2 million and $5.2 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended September 30, 2014	$24,728	$6,779	$(7,777)	$23,730

For the quarter ended September 30, 2013	$32,188	$7,416	$(9,204)	$30,400

For the year to date ended September 30, 2014	$27,576	$19,023	$(22,869)	$23,730

For the year to date ended September 30, 2013	$38,013	$19,755	$(27,368)	$30,400

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.2 million and $1.5 million for the quarters ended September 30, 2014 and 2013, respectively, and $6.7 million and $5.6 million for the years to date ended September 30, 2014 and 2013, respectively.

Fair Value Measurements

The carrying amount reported in our unaudited condensed consolidated balance sheets for the current portion of student receivables approximates fair value because of the nature of these financial instruments as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

7. RESTRUCTURING CHARGES

Reductions in force have been carried out related to the reorganization of our corporate and campus functions to better align with current total student enrollments and decisions made in the current quarter and previous years to teach out a number of campuses, meaning gradually close the campuses through an orderly process. The remaining Transitional campuses that are in the process of teaching out as of September 30, 2014 will cease operations at various dates through 2017.

The following table details the changes in our accrual for severance and related costs associated with these restructuring events for our continuing operations during the quarters and years to date ended September 30, 2014 and 2013 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1)	Payments	Non-cash Adjustments (2)	Balance, End of Period
For the quarter ended September 30, 2014	$2,488	$3,622	$(368)	$(60)	$5,682

For the quarter ended September 30, 2013	$3,715	$1,516	$(1,308)	$(401)	$3,522

For the year to date ended September 30, 2014	$3,432	$3,622	$(1,099)	$(273)	$5,682

For the year to date ended September 30, 2013	$6,047	$4,275	$(6,115)	$(685)	$3,522

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $4.5 million and $2.1 million as of September 30, 2014 and September 30, 2013, respectively, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $1.2 million and $1.4 million, respectively, is recorded within other non-current liabilities. In addition, as of September 30, 2014, we have accrued approximately $0.8 million related to retention bonuses that have been offered to certain employees involved in the teach-out process. These amounts will be recorded ratably over the period the employees are retained; $0.2 million was recorded during the quarter ended September 30, 2014.

During the third quarter of 2014, three of our campuses completed their teach-out activities and had remaining lease obligations related to their facilities upon completing their teach-out. The charge recorded during the current quarter related to these discontinued operations was approximately $1.0 million, which represents the net present value of our remaining lease obligation less an estimated amount for sublease income and was recorded within loss from discontinued operations for the current quarter. A number of our teach-out campuses that have not yet closed will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2021. The total estimated charge related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $14 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income.

8. ASSET IMPAIRMENTS

Intangible Assets

During the third quarter of 2014, in conjunction with the quarterly review process, we concluded that certain indicators were present which suggested that the Le Cordon Bleu and Sanford-Brown trade names were at risk of their carrying values exceeding their respective fair values as of September 30, 2014. These indicators included, but were not limited to, a decline in cash flows and a decline in actual revenue and earnings as compared to prior projected results. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

We calculate the fair value of each of our trade names in accordance with FASB ASC Topic 820 – Fair Value Measurement, by utilizing the relief from royalty method under the income approach. The determination of estimated fair value for trade names requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 as defined in FASB ASC Topic 820. The assumptions utilized in determining the fair values of the Le Cordon Bleu and Sanford-Brown trade names included utilizing projected revenue growth rates, discount rates of approximately 32% for Le Cordon Bleu and 23% for Sanford-Brown, royalty rates of 3.5% and 0.5% for the Le Cordon Bleu and Sanford-Brown trade names, respectively, and terminal growth rates of approximately 2.0% for Le Cordon Bleu and 3.0% for Sanford-Brown. As a result of our assessment, we recorded $1.5 million of trade name impairment charges each for Le Cordon Bleu and Sanford-Brown, resulting in remaining fair values of $18.4 million and $2.4 million as of September 30, 2014 for these trade names, respectively. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. However, for sensitivity purposes, and with all other inputs remaining equal, a 50 basis point change in the royalty rate assumed in the calculation for these trade names would result in a change in the fair values of approximately $4.8 million. A 100 basis point change in the discount rates utilized in the calculation for these trade names would result in a change in the fair values of approximately $0.6 million. We continue to monitor the operating results and revenue projections related to our trade names on a quarterly basis for signs of possible further declines in estimated fair value and trade name impairment.

Property and Equipment

During the third quarter of 2014, we identified indicators of impairment during our strategic plan review process, due to the undiscounted cash flows of certain schools not exceeding the carrying value of the related asset group. As a result, property and equipment was affected by asset impairment charges of approximately $11.3 million for the quarter ended September 30, 2014. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820.

9. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $6.0 million and $20.3 million at September 30, 2014 and December 31, 2013, respectively, is presented within other current liabilities on our unaudited condensed consolidated balance sheets. The accrual as of September 30, 2014 reflects a decrease of $0.6 million from the period ended June 30, 2014.

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

Insurance Coverage Litigation

Axis Insurance Company v. Career Education Company, et al. On December 11, 2013, Axis Insurance Company filed a declaratory judgment action in the Circuit Court of Cook County, Chancery Division, naming the Company and various individuals as defendants in connection with coverage for the recently settled Ross, et al. v. Career Education Corporation, et al. securities class action and shareholder derivative actions that were previously disclosed. Axis sought a declaration of no coverage. On September 29, 2014, the parties entered into a confidential settlement agreement that resolves the matter. On October 21, 2014, the Court entered an order dismissing the action with prejudice.

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

The parties participated in a mediation session on April 2, 2014. At that time, there were 79 individual plaintiffs remaining who had not previously settled or dismissed their claims. At the mediation, the Company agreed to settle with 77 of the remaining plaintiffs by paying approximately $2.2 million plus an as yet undetermined amount of attorneys’ fees. Accordingly, for the quarter ended September 30, 2014, the Company has a reserve of $3.2 million which is the current estimate of the total amount of the settlement and based on its assessment that the settlement is probable; of which $0.2 million was recorded during the current quarter.

Since the mediation, four additional plaintiffs have dropped out of the settlement. As a result, there are six individuals who elected not to participate in the settlement. The Company has settled three of the six cases for an immaterial amount. If the remaining three cases cannot be settled, they will be set for trial at a later date.

Because of the many questions of fact and law that may arise in the future with respect to the three remaining cases, the outcome in those cases is uncertain. Accordingly, we have not recognized any future liability associated with these actions.

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

Surrett, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, a complaint was filed in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County naming Western Culinary Institute, Ltd.(“WCI”) and the Company as defendants. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act (“UTPA”) and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege WCI made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s UTPA; that motion was granted on September 12, 2008. On February 5, 2010, the Court entered a formal Order granting class certification on part of plaintiff’s UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. The class consists of students who enrolled at WCI between March 5, 2006 and March 1, 2010, excluding those who dropped out or were dismissed from the school for academic reasons.

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

On June 22, 2012, defendants filed motions to compel arbitration of plaintiffs’ claims. On August 10, 2012, the Court granted the motions with respect to approximately 54 plaintiffs. Nine arbitration demands were filed before the American Arbitration Association, one of which was tried to a final award and eight of which were settled. The remaining plaintiffs’ claims were settled prior to arbitration demands being filed. The total liability for all of these claims was an immaterial amount. Following the resolution of these claims, other settlements, and the voluntary dismissal of certain claims, there were approximately 1,047 remaining plaintiffs in the consolidated action.

The Company and plaintiffs’ counsel have executed an agreement regarding the framework for individual settlements with approximately 950 of the remaining individual plaintiffs. Pursuant to this settlement arrangement, defendants paid $17.5 million to fund the individual plaintiff settlements, attorneys’ fees and administrative costs of the settlement, subject to certain excluded costs which defendants will be separately responsible for. The settlement amounts for each individual plaintiff have been determined by a third party. Of the 954 individuals who participated in the settlement, 948 have accepted offers of settlement as determined by the third party, or offers that are not materially greater than the amounts determined by the third party. Any liability to the six remaining plaintiffs is expected to be an immaterial amount.

Approximately 97 of the remaining plaintiffs are not within the purview of the settlement arrangement described in the preceding paragraph. Because these plaintiffs have not cooperated with their counsel, the Court entered orders allowing their counsel to withdraw. Because they did not thereafter retain new counsel or otherwise participate in the prosecution of their claims, the Court has dismissed all of these individual cases.

False Claims Act

United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs (or “relators”) may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remained pending against defendants was based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process. On December 16, 2013, we filed a motion for summary judgment on a variety of substantive grounds. On September 29, 2014, the Court granted our motion for summary judgment and entered judgment in our favor. On October 2, 2014, relators filed a notice of appeal.

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

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he would receive a portion of the federal government’s recovery. An amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The Court ruled on that motion, dismissing CEC from the case and dismissing several of the relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of the relator’s alleged claims. On March 17, 2014, the Court granted this motion in part, limiting the timeframe and geographical scope of the relator’s claims. On June 13, 2014, the Court granted the remaining Company defendants’ motion for summary judgment and entered judgment in their favor. On July 9, 2014, relator filed a notice of appeal.

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

United States of America, ex rel. Ann Marie Rega v. Career Education Corporation, et al. On May 16, 2014, Relator Ann Marie Rega, a former employee of Sanford-Brown Iselin, filed an action in the U.S. District Court for the District of New Jersey against the Company and almost all of the Company’s individual schools on behalf of herself and the federal government. She alleges claims under the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. Relator failed to comply with the statutory requirement that all False Claims Act cases be filed under seal. On June 16, 2014, defendants filed a motion to dismiss the complaint with prejudice as to relator for failure to file her complaint under seal in accordance with the requirements of the False Claims Act. The motion is fully briefed and the parties are awaiting a ruling from the Court.

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

The case now is on remand to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. CEC has answered the complaint, and the parties have commenced fact discovery as to the issue of liability. The Court has ordered the parties to complete fact discovery as to that issue by January 30, 2015. Because the matter is in its early stages and because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action. Accordingly, we have not recognized any liability associated with this action.

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

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following 16 states: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014), Hawaii (May 28, 2014 ) and New Mexico (May 2014). In addition, the Company has received inquiries from the attorneys general of Florida (November 5, 2010), Massachusetts (September 27, 2012), Colorado (August 27, 2013) and Minnesota (September 18, 2014). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company’s practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company intends to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of September 30, 2014, the Company has a $0.8 million reserve recorded related to this matter.

10. INCOME TAXES

The components of pretax loss from continuing operations for the quarters and years to date ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	For the Quarter Ended		For the Year to Date Ended
	September 30,		September 30,
	2014	2013	2014	2013
U.S.	$(44,787)	$(55,054)	$(116,701)	$(124,000)
Foreign	—	65	—	(4,430)

Total	$(44,787)	$(54,989)	$(116,701)	$(128,430)

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

The following is a summary of our provision for (benefit from) income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2014	2013	2014	2013
Pretax loss	$(44,787)	$(54,989)	$(116,701)	$(128,430)
Provision for (benefit from) income taxes	$1,116	$(20,087)	$3,190	$(55,964)
Effective rate	2.5%	-36.5%	2.7%	-43.6%

As of December 31, 2013, we reported a total deferred tax valuation allowance of $82.5 million within our condensed consolidated balance sheet. As of September 30, 2014, our total deferred tax valuation allowance was $141.2 million, reflecting an increase of $58.7 million in the current year to date as a result of the inability to record an income tax benefit related to current year losses. After considering both positive and negative evidence related to the likelihood of realization of the deferred tax assets, we have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of September 30, 2014. The effective tax provision for the quarter and year to date ended September 30, 2014 approximates $1.1 million and $3.2 million, respectively.

The cumulative effect of federal and state valuation losses reduced the effective tax rate benefit by 39.3%. The current year tax rate was also impacted by nominal uncertain tax position activity and the recording of discrete items for the recent closure of a federal tax audit for the tax years 2008 through 2012, the net effect of which resulted in a 2.7% effective tax rate.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.9 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2014 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2014, we had accrued $2.3 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service recently completed its examination of our U.S. income tax returns for the tax years of 2008 through 2012.

11. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of September 30, 2014, there were approximately 6.1 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of 4.0 million shares issuable upon exercise of outstanding options. This amount does not reflect 0.6 million and 0.1 million shares underlying restricted stock units and deferred stock units, respectively, as of September 30, 2014, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards and restricted stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of September 30, 2014, we estimate that compensation expense of approximately $6.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the year to date ended September 30, 2014 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2013	3,900	$15.15
Granted	746	6.89
Exercised	—	—
Forfeited	(281)	4.79
Cancelled	(324)	39.94

Outstanding as of September 30, 2014	4,041	$12.36

Exercisable as of September 30, 2014	2,377	$17.44

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the year to date ended September 30, 2014 (shares and units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2013	221	$22.19	539	$8.30	760
Granted	—	—	319	6.57	319
Vested	(135)	23.02	(136)	8.61	(271)
Forfeited	(36)	20.71	(131)	7.90	(167)

Outstanding as of September 30, 2014	50	$21.47	591	$7.39	641

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

The following table summarizes information with respect to all deferred stock units during the year to date ended September 30, 2014 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2013	—	$—
Granted	117	4.39
Vested	—	—
Forfeited	—	—

Outstanding as of September 30, 2014	117	$4.39

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended September 30, 2014 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2013	2,289
Granted	981
Vested	(756)
Forfeited	(469)

Outstanding as of September 30, 2014	2,045

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $3.2 million of expense for the year to date 2014 for all cash-settled restricted stock units; of which $0.8 million was recorded during the quarter ended September 30, 2014.

Stock-Based Compensation Expense. Total stock-based compensation expense during the quarter and year to date ended September 30, 2014 and 2013 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2014	2013	2014	2013
Stock Options	$263	$559	$1,055	$1,730
Restricted stock or units settled in stock	677	1,141	2,225	3,347
Restricted stock units settled in cash	764	493	3,108	1,157
Stock appreciation rights settled in cash	51	17	105	35

Total stock-based compensation expense	$1,755	$2,210	$6,493	$6,269

Performance Unit Awards. Performance unit awards granted during 2013 and 2014 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending on December 31, 2015 and 2016, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. A liability of $3.0 million was recorded as of September 30, 2014, which represents the fair value of the liability incurred through September 30, 2014 for these awards; $1.2 million was recorded during the quarter ended September 30, 2014.

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

Due to the fact that we reported a loss from continuing operations for the quarters and years to date ended September 30, 2014 and 2013, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters and years to date ended September 30, 2014 and 2013.

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

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating (Loss) Income
	2014	% of Total	2013	% of Total	2014	2013
CTU	$82,410	36.2%	$82,185	33.7%	$10,698	$9,615
AIU	51,889	22.8%	56,284	23.1%	(4,194)	(5,930)

Total University Schools	134,299	59.0%	138,469	56.7%	6,504	3,685

Career Colleges (1)	40,799	17.9%	45,900	18.8%	(29,908)	(17,242)
Culinary Arts (2)	44,499	19.6%	44,256	18.1%	(12,602)	(23,655)

Total Career Schools	85,298	37.5%	90,156	36.9%	(42,510)	(40,897)

Corporate and Other (3)	52	0.0%	—	0.0%	2,528	(7,561)

Subtotal	219,649	96.6%	228,625	93.6%	(33,478)	(44,773)
Transitional Schools	7,803	3.4%	15,545	6.4%	(11,390)	(10,099)

Total	$227,452	100.0%	$244,170	100.0%	$(44,868)	$(54,872)

	For the Year to Date Ended September 30,
	Revenue				Operating (Loss) Income
	2014	% of Total	2013	% of Total	2014	2013
CTU	$254,371	36.5%	$258,504	33.2%	$46,136	$42,932
AIU	154,147	22.1%	182,518	23.5%	(9,108)	(1,763)

Total University Schools	408,518	58.6%	441,022	56.7%	37,028	41,169

Career Colleges (1)	131,220	18.8%	147,065	18.9%	(60,103)	(56,617)
Culinary Arts (2)	129,312	18.5%	134,771	17.3%	(50,420)	(52,809)

Total Career Schools	260,532	37.4%	281,836	36.2%	(110,523)	(109,426)

Corporate and Other (3)	190	0.0%	—	0.0%	(14,121)	(24,979)

Subtotal	669,240	96.0%	722,858	92.9%	(87,616)	(93,236)
Transitional Schools	28,151	4.0%	54,831	7.1%	(29,291)	(28,231)

Total	$697,391	100.0%	$777,689	100.0%	$(116,907)	$(121,467)

	Total Assets as of (4)
	September 30, 2014		December 31, 2013
CTU	$74,981		$75,275
AIU	53,557		54,426

Total University Schools	128,538		129,701

Career Colleges	34,560		53,791
Culinary Arts	89,106		108,349

Total Career Schools	123,666		162,140

Corporate and Other	360,335		491,822

Subtotal	612,539		783,663
Transitional Schools	9,864		14,078
Discontinued Operations	1,633		7,304

Total	$624,036		$805,045

(1)	The third quarter of 2014 operating loss includes $12.8 million of asset impairment charges. The year to date 2013 operating loss includes $8.6 million related to legal settlements and a $1.7 million trade name impairment charge.
(2)	The third quarter of 2014 operating loss includes $1.5 million of trade name impairment charges. The year to date 2014 and 2013 operating loss includes $8.9 million and $13.0 million of trade name impairment charges, respectively.
(3)	The third quarter of 2014 operating income includes an insurance recovery of $8.6 million.
(4)	Total assets do not include intercompany receivable or payable activity between campuses and corporate and investments in subsidiaries.

14. SUBSEQUENT EVENTS

On October 31, 2014, the Company entered into a First Amendment to Amended and Restated Credit Agreement with our current lender to increase the Company’s revolving credit facility from $70 million to $120 million. The terms of the amended Credit Agreement remain largely unchanged with the exception of maintaining a minimum three month average cash, cash equivalents and investments balance of $190 million, subject to certain adjustments for real estate buyout transactions. This financial covenant replaced the previous covenant of maintaining a minimum cash, cash equivalents and investments balance of $200 million. The revolving credit facility under the amended Credit Agreement is scheduled to mature on June 30, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate,” “trend,” “will,” “continue to” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

In addition to the two campuses which were sold in the second quarter of 2014 and the seventeen campuses taught-out in the first and second quarters of 2014, the company completed the teach-out of three additional campuses in the third quarter of 2014. Accordingly, all current and prior periods reflect these campuses as components of discontinued operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2014 Third Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

Note Regarding Non-GAAP measures

The Company believes it is useful to present non-GAAP financial measures which exclude certain significant items as a means to understand the performance of its core business. As a general matter, the Company uses non-GAAP financial measures in conjunction with results presented in accordance with GAAP to help analyze the performance of its core business, assist with preparing the annual operating plan, and measure performance for some forms of compensation. In addition, the Company believes that non-GAAP financial information is used by analysts and others in the investment community to analyze the Company’s historical results and to provide estimates of future performance and that failure to report non-GAAP measures could result in a misplaced perception that the Company’s results have underperformed or exceeded expectations.

We believe adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. We also present adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of performance. In evaluating adjusted EBITDA, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (loss), operating income (loss), or any other performance measure derived in accordance and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

Non-GAAP financial measures when viewed in a reconciliation to corresponding GAAP financial measures, provides an additional way of viewing the Company’s results of operations and the factors and trends affecting the Company’s business. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding financial results presented in accordance with GAAP.

2014 THIRD QUARTER OVERVIEW

Our continued focus and dedication to our students’ success yielded another quarter of both positive financial and operational metric trends. During the third quarter of 2014, our progress against executing our strategic plan yielded an increase in revenue as compared to the prior year quarter for both our CTU and Culinary Arts segments; this increase was the first increase in revenue for each of these segments in over three years. As a result of the continued progress of our initiatives, we find ourselves in a much stronger position as compared to the prior year, despite the continued regulatory challenges and enrollment trends experienced within the postsecondary, proprietary education industry.

Excluding our campuses within the Transitional Schools segment, which no longer enroll new students, revenue for ongoing operations declined approximately 3.9% as a result of approximately 300 fewer total student enrollments as compared to the prior year quarter. For continuing operations, including Transitional Schools, our revenue declined approximately 6.8% and total student enrollments declined 4.5% as compared to the prior year quarter. For the current year quarter, we reported an operating loss of $44.9 million as compared to an operating loss of $54.9 million in the prior year quarter. The current quarter results included $14.5 million of asset impairment charges as compared to $11.6 million of asset impairment charges in the prior year quarter. The increase in asset impairment was offset with decreases in all remaining operating expense categories, including lower general and administrative expenses driven by $8.6 million of income recognized for a net insurance recovery.

Within our University segments, revenue increased $0.2 million for CTU and declined $4.4 million or 7.8% for AIU as compared to the prior year quarter. Operating income (loss) improved for both University segments resulting in a combined improvement of $2.8 million or 76.5% to $6.5 million for the current quarter as compared to the prior year quarter. Total student enrollments were approximately 3.7% lower as compared to the prior year quarter and new student enrollments increased 14.4%.

Within our Career Schools segments, revenue increased $0.2 million for Culinary Arts and declined $5.1 million or 11.1% for Career Colleges and combined operating loss increased $1.6 million or 3.9% to $42.5 million for the current quarter as compared to the prior year quarter, primarily due to increased asset impairment charges. Excluding impairment charges recorded during each period, operating loss decreased $1.9 million or 6.3%.

Career Colleges experienced a decline in new student enrollments of approximately 8.2% and an approximate 10.7% decline in total student enrollments as compared to the prior year quarter. We believe new student enrollments were impacted by a short-term market disruption related to our Sanford-Brown brand consolidation and changes to our marketing strategy which led to fewer student applications and ultimately fewer new student enrollments.

New student enrollments increased 14.5% for Culinary Arts for the current year quarter as compared to the prior year quarter primarily due to a shift in student starts from the fourth quarter to the third quarter as compared to the prior year quarter. Excluding this shift in timing, new student enrollments would have decreased 10.6% as compared to the prior year quarter. Total student enrollments increased 26.3% for Culinary Arts as compared to the prior year primarily due to the re-introduction of the longer-term Associate degree program as well as the shift in term start dates mentioned above.

The positive metrics that we have been experiencing are a result of our continued focus on executing against our key objectives:

•	Strengthen academic outcomes, enhance regulatory compliance and simplify our business model;

•	Generate modest total student enrollment growth within our University segments;

•	Stabilize student enrollments within our Career Schools segments for the programs we intend to keep;

•	Reduce the organizational cost structure; and

•	Successfully complete the teach-out of our Transitional Schools.

We have worked to strengthen academic outcomes through the use of our intellipath adaptive learning tool. This software tool serves as a powerful software platform to help our students learn by identifying and putting greater focus on content students need additional help with, while challenging students in areas where they excel. We have found that through using intellipath our students elect to complete more practice exercises and develop a greater level of mastery; thereby generating significant improvement in student pass rates.

We have enhanced regulatory compliance in several areas, including re-accreditation of AIU by the Higher Learning Commission and the improvement of 160 basis points in our recently released 3-year consolidated cohort default rate. Additionally, we have simplified our business through the divestiture of our International business in late 2013 as well as taken actions to consolidate brands within the Career Colleges segment and streamline our management structure to support the new operating model.

Within our University segments, we have generated strong growth in new student enrollments through the current year to date. While a portion of this growth was a result of the change in how we calculate a new student enrollment due to the implementation of a new student orientation process, the remainder of the growth relates to improvement in the underlying performance trends as compared to the prior year. The rate of decline in total student enrollments has continued to decrease as we have progressed through the current year to date as compared to the respective prior year periods. We expect to be total student enrollment positive within the online division of our University segments in the fourth quarter of 2014. Changes in a few of our ground-based University campuses have contributed to lower total student enrollments, in part due to the consolidation of one of our CTU ground-based campuses in which not all students made the transition to the other campus. The stabilization of total student enrollments within our University segments positions us to move forward.

We experienced continued favorable trends within our Career Schools segments related to improvements in the decline of total student enrollments. Culinary Arts generated an increase in total student enrollments due to an increase in the number of students in the Associates program which has a longer term to completion. Within Career Colleges, we experienced challenges earlier in the year due to both weather-related campus closures and market disruptions related to our Sanford-Brown brand consolidation as well as our de-emphasis of certain programs such as Art & Design which have not produced positive operating results and are not positioned well under the recently adopted gainful employment regulations. We expect these challenges to continue to impact student enrollments and anticipate that we will see fluctuations within our operating results for Career Colleges in the foreseeable future. To assist in generating new student enrollment, we are in the process of adding new programs at some campuses to better serve local market needs and to replace some of the programs we are de-emphasizing.

We have continued to reduce our overall organizational cost structure and as a result, operating expenses for the third quarter of 2014 decreased by approximately $26.7 million as compared to the prior year quarter. This decrease is primarily a result of cost reduction efforts and lower general and administrative expenses driven by a benefit recorded in the current quarter related to an insurance recovery. For the current year to date, operating expenses were $84.9 million lower as compared to the prior year. We believe there remains opportunities to remove additional costs from the organization.

We believe the use of an adjusted EBITDA measure allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. Adjusted EBITDA for the current quarter as well as the previous four quarters is presented below.

Adjusted EBITDA	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013
($ in thousands)
Ongoing Operations:
Pre-tax loss from continuing operations	$(44,787)	$(31,984)	$(39,930)	$(43,458)	$(54,989)
Transitional Schools operating loss	11,390	9,642	8,259	12,944	10,099
Interest (income) expense, net	(120)	(177)	(25)	65	15
Loss (gain) on sale of business	—	—	—	(68)	39
Depreciation and amortization (1)	11,950	12,554	13,029	13,661	13,990
Stock-based compensation (1)	950	1,020	1,341	1,580	1,713
Legal settlements (1) (2)	—	1,600	5,850	17,000	300
Asset impairments (1)	14,396	7,403	74	3,050	11,513
Unused space charges (1) (3)	(226)	(879)	(606)	(2,924)	1,184
Insurance recovery	(8,588)	—	—	—	—

Adjusted EBITDA—Ongoing Operations (4)	$(15,035)	$(821)	$(12,008)	$1,850	$(16,136)

Adjusted EBITDA per diluted share	$(0.22)	$(0.01)	$(0.18)	$0.03	$(0.24)

Memo: Advertising Expenses (1)	$69,875	$56,224	$69,379	$56,077	$70,936

Transitional Schools and Discontinued Operations:
Pre-tax (loss) income from discontinued operations	$(2,065)	$(12,726)	$(17,993)	$117,272	$(21,712)
Transitional Schools operating loss	(11,390)	(9,642)	(8,259)	(12,944)	(10,099)
Loss (gain) on sale of business (5)	—	311	—	(130,109)	—
International Schools operating (income) loss	—	—	—	(11,434)	7,608
Interest (income) expense, net	—	—	—	(51)	(21)
Depreciation and amortization (5)	1,191	1,840	2,402	2,765	2,961
Legal settlements (2)(5)	225	—	—	—	—
Asset impairments (5)	89	51	(7)	3,933	72
Unused space charges (3)(5)	(3,485)	1,436	3,099	5,766	(3,092)

Adjusted EBITDA—Transitional and Discontinued Operations	$(15,435)	$(18,730)	$(20,758)	$(24,802)	$(24,283)

Adjusted EBITDA per diluted share	$(0.23)	$(0.28)	$(0.31)	$(0.37)	$(0.36)

(1)	Quarterly amounts relate to ongoing operations, excluding Transitional Schools.

(2)	Legal settlement amounts are net of insurance recoveries.
(3)	Unused space charges include initial charge and subsequent accretion.
(4)	Adjusted EBITDA amounts of -$1.0 million, -$0.9 million, -$0.8 million, -$0.8 million and -$0.6 million for each of the sequential quarters represented above beginning with the third quarter of 2014, respectively, are attributed to a campus in the process of being closed that is still reported within the AIU segment in accordance with ASC Topic 280—Segment Reporting.
(5)	Quarterly amounts relate to Transitional Schools and Discontinued Operations.

Adjusted EBITDA for ongoing operations, which excludes Transitional Schools, improved $1.1 million or 6.8% for the third quarter of 2014 as compared to the same quarter last year as revenue declines of $9.0 million were more than offset by reduced operating expenses. Adjusted EBITDA was -$15.0 million or -$0.22 per diluted share for the third quarter of 2014 as compared to -$16.1 million or -$0.24 per diluted share for the third quarter of 2013. This favorability is a result of continued efforts to align current cost structure with total student enrollment. We expect that our ongoing operations will be adjusted EBITDA positive in the fourth quarter of 2014 and will be adjusted EBITDA positive for the full year 2015, although not necessarily for each quarter as advertising investments are typically heavier in the first and third quarters of each year as reflected above in the table.

Adjusted EBITDA for Transitional Schools and Discontinued Operations was -$15.4 million or -$0.23 per diluted share for the third quarter of 2014 as compared to -$24.3 million or -$0.36 per diluted share for the third quarter of 2013. This favorability is a result of the completion of teach-out campus operations and continued focus on exiting and reducing lease obligations once a teach-out is complete. Lease obligations are a large component of our cost structure and cash usage. In addition to leases associated with our ongoing operations, campuses that have completed the teach-out process more often than not have ongoing lease obligations that continue for some time. We intend to continue to be proactive in our efforts to lower our real estate exposure, including termination agreements, sublease agreements and space consolidation. During the past twelve months we have entered into sublease agreements and early termination agreements which will result in lease cash savings of $46 million, net of cash payments over the remaining life of the leases. See Contractual Obligations under Liquidity, Financial Position and Capital Resources for further information regarding our remaining lease obligations. We anticipate adjusted EBITDA for Transitional Schools and Discontinued Operations to continue to decrease through 2015 and we expect adjusted EBITDA to be approximately negative $71.0 million for the full year 2014 and approximately negative $62.0 million for the full year 2015 based on the current composition of our Transitional Schools segment.

Within Transitional Schools, we closed three additional campuses in the third quarter of 2014, bringing the total to nineteen schools closed in the current year to date as well as divested one campus in the second quarter of 2014. We have one additional campus that has completed its teach-out in the fourth quarter of 2014. During the current quarter, we made the decision to teach-out an additional three Career College campuses. This decision was consistent with our plans of de-emphasizing certain Art & Design programs. The full year 2013 revenue and operating loss associated with these three campuses was $22.2 million and -$10.9 million, respectively. As we continue to complete the teach-out of the Transitional School campuses, we expect the operating loss and cash consumption associated with these campuses to decrease. We continue to analyze the student outcomes and financial performance of each of our programs and campuses to make the necessary decisions that are in the best interest of our students, as well as for long-term success and value creation for the organization.

As an organization, our focus continues to be to Enroll, Educate and Place our students into a better position to succeed professionally and to close the gap between students and employers. In doing so, we create a winning formula for our students, for employers that hire our graduates and for our shareholders. While a lot of challenging work remains to complete our turnaround strategy and effectively execute on our key objectives, we continue to make excellent progress in our turnaround plan. Recently, our lender increased the amount of our revolving credit facility from $70.0 million to $120.0 million. The other terms of the Credit Agreement remain largely unchanged with the exception of the addition of a minimum cash covenant which requires us to maintain a rolling three-month average cash, cash equivalents and investments balance of $190 million, subject to certain adjustments for real estate buyout transactions. This increase in the revolving credit facility provides us with added flexibility to support the continued turnaround of the business. We continue to believe that we are well-positioned to complete our turnaround strategy and generate long-term profitability.

Regulatory updates

Gainful Employment. CEC institutions, and most other proprietary institutions, qualify for Title IV program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” On October 30, 2014, the Department of Education (“ED”) published a new complex final regulation to define “gainful employment,” a term used in the Higher Education Act which historically has not been defined by Congress or ED. In addition to significant new disclosure requirements, the new definition establishes a formula by which ED will determine if a program is eligible to participate in Title IV federal aid programs. The regulation requires graduates of programs three years beyond graduation to, on average, have debt that is less than 8% of their annual earnings or 20% of their discretionary income. Programs whose graduates have debt that accounts for between 8% and 12% of their annual earnings, or between 20% and 30% of their discretionary income, will be considered to be in the “zone” for meeting the gainful employment standard. Programs whose graduates have debt that is greater than 12% of annual earnings or 30% of discretionary income will fail the gainful employment test. Institutions with a program that fails to meet the gainful employment test for two out of three years, or that either fail or are in the zone for three out of four years, lose eligibility for that program to participate in Title IV for at least three years. Institutions with a program that is within a year of potentially disqualifying for participation must notify current and prospective students of the program of its potential loss of access to Title IV funds and the plan for continuation of the program or refunding tuition to students should the program fail to pass the gainful employment threshold in the subsequent year.

Under the new regulation, debt is calculated based on the lesser of actual median or mean debt, or the cost of tuition, fees, books, supplies and equipment. For the first five to seven years after the Secretary of Education begins to report gainful employment results, depending upon the length of the academic program, the Secretary will substitute for the average debt of the measurement cohort the average debt of the most recent graduating cohort. Earnings are based on data to be provided by the Social Security Administration (“SSA”). Institutions will have an opportunity to review and correct the list of students who will be submitted to SSA for the earnings query, but will not have an opportunity to inspect, review, question or appeal the results provided by SSA.

Although we have been anticipating the regulation, we are still analyzing the impact and we cannot accurately predict which of our programs are at risk for failure or being in the zone because, among things, we do not have current data from SSA. However, aside from the impact of the additional disclosure obligations, we believe that certain of our Culinary and Art & Design programs have the greatest risk of losing Title IV eligibility and that our University segment programs are more likely to pass the new gainful employment eligibility test. We are de-emphasizing certain Art & Design programs which have not produced positive operating results and are not positioned well under the new gainful employment regulations, and we are working to launch new programs that we believe are likely to have better gainful employment outcomes. Within Culinary Arts, we have several options we will continue to consider, including reverting back to the shorter and less expensive Certificate program, pricing changes or organizational and structural changes. While we believe we have adequate time to implement program changes and other decisions designed to satisfy the requirements of the new gainful employment regulation, our business could be materially impacted. There can be no assurance that the Company’s actions will result in compliance and the regulation could adversely affect the eligibility of the programs we offer.

Recent Student Achievement Reporting. Our campuses accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) recently filed annual reports with ACICS, including graduate employment placement rates and student retention rates for the 2014 reporting year. The ACICS benchmark placement and retention rate for the 2014 reporting year is 70%, with a minimum acceptable compliance standard of 60%.

For the 2014 reporting year, all of our 32 ACICS-accredited campuses that are not in teach-out (including satellite campuses that separately report to ACICS) reported institutional placement rates at or above ACICS’ minimum compliance standard, including 26 campuses at or above the benchmark rate. Twenty-nine of these 32 campuses reported improvement in overall placement compared to 2013. There are 265 programs offered by these 32 ACICS-accredited campuses that reported rates this year. Only 20 of the programs with at least ten graduates reported program level placement rates below the minimum compliance standard. Six programs have not come into compliance with ACICS’ placement requirements within the designated compliance timeframe from 2012 or 2013 reporting.

For the 2014 reporting year, all but one of our 32 ACICS-accredited campuses that are not in teach-out (including satellite campuses that separately report to ACICS) reported institutional retention rates at or above ACICS’ minimum compliance standard, including 28 campuses at or above the benchmark rate. This is the first year that the one campus reported an institutional retention rate below the minimum compliance standard. At the program level, only 15 of the programs with at least ten enrollments reported program level retention rates below the minimum compliance standard. At this time, there are no programs that have not come into compliance with ACICS’ retention requirements within the designated compliance timeframe from 2012 or 2013 reporting.

We anticipate that campuses and programs below a benchmark rate will be subject to increased levels of accreditation oversight. This oversight includes, depending on the extent to which each campus or program fell below the ACICS benchmark standards, more detailed or frequent reporting requirements, the submission of an improvement plan, attendance at a workshop, participation in a consultation or additional restrictions for new program and location approvals. Campuses and programs failing to meet any minimum compliance standard within ACICS’ designated compliance timeframe could face additional sanctions, including the loss of accreditation.

In October 2014, our five campuses accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”) filed annual reports with ACCSC for the ACCSC 2014 reporting year, and only eight of the 39 programs reported for these campuses fell below the ACCSC benchmark for either placement rate or graduation rate, including two that fell below for the second consecutive year and two that fell below for the third consecutive year. We anticipate that these eight programs will remain subject to additional monitoring and reporting requirements relating to placement and graduation rates and other student achievement outcomes.

Cohort Default Rates. In late September 2014, ED released the official three-year cohort default rates (“CDR”) for the 2011 cohort. With one exception, these official rates were generally in line with our expectations. Across our institutions as a whole, our three-year rates for 2011 decreased (i.e., improved) from the three-year rates from both 2010 and from 2009, marking our second consecutive year of improvement from the initial 2009 official rates. One institution, LCB Austin, which includes five Culinary Arts campuses which are not in teach-out, had a three-year official rate for 2011 in excess of the applicable 30% standard, which we are appealing. Based on information received from both the initial draft rates and responses received from ED during the challenge process, we believe that the ultimate outcome of the appeal process will be that LCB Austin’s 2011 official CDR rate will end up less than 30%. LCB Austin’s 2010 CDR rates were under 30%, therefore if the 2011 rate remains unchanged following appeal, this would mark the first year of failure for LCB Austin. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information about cohort default rates, our prior year rates and ED’s related standards.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2014 and 2013. Results for the prior year quarter and year to date have been recast to be comparable to the current year presentation (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2014	% of Total Revenue	2013	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
TOTAL REVENUE	$227,452		$244,170		$697,391		$777,689

OPERATING EXPENSES
Educational services and facilities (1)	82,892	36.4%	90,308	37.0%	243,690	34.9%	276,487	35.6%
General and administrative (2)
Advertising	70,897	31.2%	73,565	30.1%	198,780	28.5%	212,511	27.3%
Admissions	30,625	13.5%	32,349	13.2%	94,258	13.5%	101,476	13.0%
Administrative	53,596	23.6%	68,358	28.0%	195,546	28.0%	225,849	29.0%
Bad debt	6,779	3.0%	7,416	3.0%	19,023	2.7%	19,755	2.5%

Total general and administrative expense	161,897	71.2%	181,688	74.4%	507,607	72.8%	559,591	72.0%
Depreciation and amortization	13,070	5.7%	15,461	6.3%	41,063	5.9%	47,410	6.1%
Asset impairment	14,461	6.4%	11,585	4.7%	21,938	3.1%	15,668	2.0%

OPERATING LOSS	(44,868)	-19.7%	(54,872)	-22.5%	(116,907)	-16.8%	(121,467)	-15.6%

PRETAX LOSS	(44,787)	-19.7%	(54,989)	-22.5%	(116,701)	-16.7%	(128,430)	-16.5%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,116	0.5%	(20,087)	-8.2%	3,190	0.5%	(55,964)	-7.2%

Effective tax rate	2.5%		-36.5%		2.7%		-43.6%
LOSS FROM CONTINUING OPERATIONS	(45,903)	-20.2%	(34,902)	-14.3%	(119,891)	-17.2%	(72,466)	-9.3%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,065)	-0.9%	(52,162)	-21.4%	(32,784)	-4.7%	(61,191)	-7.9%

NET LOSS	$(47,968)	-21.1%	$(87,064)	-35.7%	$(152,675)	-21.9%	$(133,657)	-17.2%

(1)	Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.
(2)	General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

Current quarter and current year to date revenue decreased 6.8% and 10.3%, respectively, as compared to the prior periods driven by the overall decline in total student enrollment. Excluding our Transitional Schools, which no longer enroll new students as they teach out the campus, revenue declined approximately 3.9% for the current quarter and 7.4% for the current year to date as compared to the respective prior periods. We experienced a slight increase in revenue within CTU and Culinary Arts which was offset with decreases within the remaining segments. The slight increase in revenue for CTU and Culinary Arts was driven by an increase in revenue per student and an increase in total student enrollments, respectively. Lastly, application volume within our Career Colleges segment was negatively impacted in the short-term by market disruption related to the brand consolidation under our Sanford-Brown name, which resulted in a decrease in new student enrollments during the current year to date as compared to the prior year, contributing to the decrease in revenue.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2014	% of Total Revenue	2013	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
Educational services and facilities:
Academics & student related	$51,999	22.9%	$58,732	24.1%	$158,257	22.7%	$185,769	23.9%
Occupancy	30,893	13.6%	31,576	12.9%	85,433	12.3%	90,718	11.7%

Total educational services and facilities	$82,892	36.4%	$90,308	37.0%	$243,690	34.9%	$276,487	35.6%

The decrease in educational services and facilities expense as compared to the prior year quarter and year to date is driven by lower academic costs, most notably faculty and bookstore costs and lower occupancy costs. The decrease in faculty and bookstore costs is driven primarily by lower total student enrollment across most of our institutions as well as increased operational efficiencies. The decrease in occupancy expenses is a result of our continued focus on optimizing real estate space across all of our locations. Efforts to consolidate space within closely-situated schools as well as our corporate offices have resulted in a decrease in overall fixed costs.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2014	% of Total Revenue	2013	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
General and administrative:
Advertising	$70,897	31.2%	$73,565	30.1%	$198,780	28.5%	$212,511	27.3%
Admissions	30,625	13.5%	32,349	13.2%	94,258	13.5%	101,476	13.0%
Administrative	53,596	23.6%	68,358	28.0%	195,546	28.0%	225,849	29.0%
Bad Debt	6,779	3.0%	7,416	3.0%	19,023	2.7%	19,755	2.5%

Total general and administrative expense	$161,897	71.2%	$181,688	74.4%	$507,607	72.8%	$559,591	72.0%

General and administrative expense has decreased for the current quarter and current year to date as compared to the respective prior year periods, primarily due to decreases within administrative and advertising expenses. Administrative expense was lower as compared to the prior year primarily due to both an $8.6 million insurance recovery recorded in the current year quarter and an approximate $10.0 million legal settlement recorded in the prior year to date as well as our continued focus to reduce costs throughout the organization. The lower advertising expense was driven by operational changes within marketing to continue to improve overall efficiency.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2014 and 2013 was as follows (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2014	% of Segment Revenue	2013	% of Segment Revenue	2014	% of Segment Revenue	2013	% of Segment Revenue
Bad debt expense:
CTU	$3,294	4.0%	$2,844	3.5%	$9,087	3.6%	$7,796	3.0%
AIU	1,700	3.3%	2,133	3.8%	4,784	3.1%	5,167	2.8%

Total University Schools	4,994	3.7%	4,977	3.6%	13,871	3.4%	12,963	2.9%
Career Colleges	1,019	2.5%	1,181	2.6%	2,738	2.1%	2,823	1.9%
Culinary Arts	926	2.1%	1,093	2.5%	2,411	1.9%	4,229	3.1%

Total Career Schools	1,945	2.3%	2,274	2.5%	5,149	2.0%	7,052	2.5%
Corporate and Other	(229)	NM	(374)	NM	(315)	NM	(1,187)	NM

Subtotal	6,710	3.1%	6,877	3.0%	18,705	2.8%	18,828	2.6%
Transitional Schools	69	0.9%	539	3.5%	318	1.1%	927	1.7%

Total	$6,779	3.0%	$7,416	3.0%	$19,023	2.7%	$19,755	2.5%

Total bad debt expense decreased for the current year quarter and year to date as compared to the corresponding prior year periods primarily as a result of the decreasing total student enrollments for most segments. Bad debt as a percentage of total revenue remained relatively flat as compared to both the prior year quarter and prior year to date.

Operating Loss

The operating loss reported for the current quarter and year to date decreased $10.0 million and $4.6 million, respectively, as compared to the corresponding prior periods. Decreases within operating expenses, primarily due to reorganization efforts to reduce costs, lower legal settlement expenses as compared to the prior year periods, operational efficiencies instituted across the organization within academics, advertising and admissions as well as strategic decisions made related to optimization of facilities, have contributed to operating margin improvement within the current year quarter as compared to the prior year quarter. The current year quarter and year to date included increased asset impairment charges, related to trade name and fixed asset impairments within our Career Schools’ segments.

Provision for (Benefit from) Income Taxes

As of December 31, 2013, we reported a total deferred tax valuation allowance of $82.5 million within our condensed consolidated balance sheet. As of September 30, 2014, our total deferred tax valuation allowance was $141.2 million, reflecting an increase of $58.7 million in the current year to date as a result of the inability to record an income tax benefit related to the current year losses. We have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of September 30, 2014. The effective tax provision for the quarter and year to date ended September 30, 2014 was approximately $1.1 million and $3.2 million, respectively, resulting primarily from discrete items for the recent closure of a federal tax audit for the years 2008 through 2012. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that may cause a change in judgment about the realizability of the deferred tax assets, but expect to continue to record a valuation allowance against our deferred tax assets at least through 2015.

Loss from Discontinued Operations

The results of operations for campuses that have been taught-out or sold, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, are presented within discontinued operations. During the third quarter of 2014, we completed the teach-out of three campuses. All current and prior period financial statements and the related notes herein, including segment reporting, include the results of operations and financial position of these campuses as components of discontinued operations. The decrease in operating loss in the current quarter and current year to date as compared to the respective prior year periods is primarily related to the $39.9 million of tax expense recorded in the prior year quarter related to the sale of the International schools. See Note 4 “Discontinued Operations” of the notes to our unaudited condensed consolidated financial statements for further discussion.

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

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2014	2013	% Change	2014	2013	% Change
REVENUE:
CTU	$82,410	$82,185	0.3%	$254,371	$258,504	-1.6%
AIU	51,889	56,284	-7.8%	154,147	182,518	-15.5%

Total University Schools	134,299	138,469	-3.0%	408,518	441,022	-7.4%

Career Colleges	40,799	45,900	-11.1%	131,220	147,065	-10.8%
Culinary Arts	44,499	44,256	0.5%	129,312	134,771	-4.1%

Total Career Schools	85,298	90,156	-5.4%	260,532	281,836	-7.6%

Corporate and Other	52	—	NM	190	—	NM

Subtotal	219,649	228,625	-3.9%	669,240	722,858	-7.4%
Transitional Schools	7,803	15,545	-49.8%	28,151	54,831	-48.7%

Total	$227,452	$244,170	-6.8%	$697,391	$777,689	-10.3%

OPERATING (LOSS) INCOME:
CTU	$10,698	$9,615	11.3%	$46,136	$42,932	7.5%
AIU	(4,194)	(5,930)	29.3%	(9,108)	(1,763)	-416.6%

Total University Schools	6,504	3,685	76.5%	37,028	41,169	-10.1%

Career Colleges	(29,908)	(17,242)	-73.5%	(60,103)	(56,617)	-6.2%
Culinary Arts	(12,602)	(23,655)	46.7%	(50,420)	(52,809)	4.5%

Total Career Schools	(42,510)	(40,897)	-3.9%	(110,523)	(109,426)	-1.0%

Corporate and Other	2,528	(7,561)	NM	(14,121)	(24,979)	NM

Subtotal	(33,478)	(44,773)	25.2%	(87,616)	(93,236)	6.0%
Transitional Schools	(11,390)	(10,099)	-12.8%	(29,291)	(28,231)	-3.8%

Total	$(44,868)	$(54,872)	18.2%	$(116,907)	$(121,467)	3.8%

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2014	2013	% Change	2014	2013	% Change
NEW STUDENT ENROLLMENTS:
CTU (1)	5,460	4,780	14.2%	15,560	13,710	13.5%
AIU (1)	3,300	2,880	14.6%	11,210	9,600	16.8%

Total University Schools	8,760	7,660	14.4%	26,770	23,310	14.8%

Career Colleges	3,150	3,430	-8.2%	7,510	8,090	-7.2%
Culinary Arts (2)	4,180	3,650	14.5%	8,370	8,720	-4.0%

Total Career Schools	7,330	7,080	3.5%	15,880	16,810	-5.5%

Subtotal	16,090	14,740	9.2%	42,650	40,120	6.3%
Transitional Schools (3)	140	600	NM	440	1,670	NM

Total	16,230	15,340	5.8%	43,090	41,790	3.1%

	As of September 30,
	2014	2013	% Change
TOTAL STUDENT ENROLLMENT:
CTU	19,800	20,500	-3.4%
AIU	11,500	12,000	-4.2%

Total University Schools	31,300	32,500	-3.7%

Career Colleges	10,000	11,200	-10.7%
Culinary Arts	10,100	8,000	26.3%

Total Career Schools	20,100	19,200	4.7%

Subtotal	51,400	51,700	-0.6%
Transitional Schools	1,300	3,500	-62.9%

Total	52,700	55,200	-4.5%

(1)	The increase in new student enrollments for the current quarter as compared to the prior year quarter was driven by both underlying positive performance trends and the implementation of a new student orientation process in the first quarter of 2014, which replaced our previously provided student readiness programs; this change impacts the way we calculate new student enrollments. This internal policy change had a positive impact on 2014 new student enrollments as compared to 2013.
(2)	New student enrollments benefitted from a shift in the start date for the September cohort. Excluding the impact of this shift in timing, new student enrollments would have declined 10.6% as compared to the prior year quarter.
(3)	Campuses within the Transitional Schools segment no longer enroll new students; students who re-enter after 365 days are reported as new student enrollments.

University Schools. Current quarter and year to date revenue decreased approximately 3.0% and 7.4%, respectively, due to lower total student enrollments as compared to the prior year periods. Current quarter revenue for our CTU segment increased slightly as compared to the prior year quarter as a result of an increase in revenue per student due to an increase in the average credit load for our students, partially offset with the slight decline in total student enrollment as compared to the prior year. For both our University segments, an increase in new student enrollments for the current year quarter and year to date is driven by both the change in methodology referred to above and increased applications in the current year to date. Total student enrollments, while favorably impacted by the increase in new student enrollments, was 9.2% lower at the beginning of the year, resulting in an overall 3.7% decline in total student enrollments for our University schools as of the third quarter of 2014 as compared to the prior year. We continue to see positive trends in overall total enrollments as we progress through the year as a result of operational changes made to our admissions processes.

Current quarter and year to date operating income for the CTU segment increased $1.1 million or 11.3% and $3.2 million or 7.5%, respectively, as compared to the prior year periods. The slight increase in revenue for the current year quarter coupled with reductions in operating expenses, particularly within occupancy, drove operating margin improvement for the CTU segment. Year to date operating expense reductions within advertising, academics and occupancy were partially offset by a decline in revenue as compared to the prior year period. Advertising expenses at CTU were lower as compared to the prior year period due to increased efficiency within certain marketing channels.

Current quarter and year to date operating loss for the AIU segment was $4.2 million and $9.1 million, respectively. AIU’s decline in revenue as compared to the prior periods was more than offset for the current quarter and partially offset for the current year to date with decreases across all operating expense categories, including admissions, academics and occupancy expenses. The decrease in admissions expense within AIU resulted from enhancements made to streamline the admissions processes.

Within both University segments, occupancy expenses have benefitted from a favorable lease buyout at a shared location. Academic expenses for both segments are favorable as compared to prior year periods primarily due to our continued focus on driving operational efficiencies and the lower total student enrollments through the current year to date.

Career Schools. Current quarter and year to date revenue decreased 11.1% and 10.8% as compared to the respective prior periods for the Career Colleges segment. The declines in revenue were a result of declines in both total and new student enrollments during the current year periods as compared to the prior year. Career Colleges was impacted by the brand consolidation of our Sanford-Brown name which resulted in market disruptions and lowered student application volume for those campuses. In addition, weather-related closures at certain campuses during the first quarter of 2014 negatively impacted new student enrollments.

The current quarter and year to date operating loss for the Career Colleges segment increased $12.7 million and $3.5 million, respectively, as compared to the prior year quarter and year to date periods. During the current year quarter, impairment charges were recorded related to the Sanford-Brown trade name and fixed assets for certain campuses as a result of declining projected cash flows. Excluding the $12.8 million of impairment charges within the current year quarter and $1.8 million in the prior year to date, operating loss remained relatively flat for the current year quarter and improved $7.5 million as compared to the prior year to date. Career Colleges experienced decreases within most operating expense categories, including administrative, academics and advertising expenses. Administrative expenses in the prior year quarter were negatively impacted by an $8.3 million legal settlement. Academic expenses decreased as compared to the prior year quarter primarily due to our restructuring and re-engineering initiatives carried out to better align our cost structure with current total student enrollment. Advertising expenses decreased as compared to the prior year period as a result of a change in marketing strategy to increase focus on local markets to better accommodate for differences in our campuses and markets.

Within our Culinary Arts segment, current quarter revenue slightly increased by $0.2 million and year to date revenue decreased $5.5 million, or approximately 0.5% and -4.1%, respectively. Within our Culinary Arts segment, new student enrollments increased 14.5% for the current year quarter and decreased 4.0% for the current year to date as compared to the respective prior year periods. The increase in new student enrollments for the current quarter as compared to the prior quarter was a result of a shift in the timing of new student enrollments as compared to the prior year. Excluding this shift in timing, new student enrollments would have decreased 10.6% as compared to the prior year quarter. Total student enrollments were positively impacted by the reintroduction of the Associate degree program beginning in late 2012 due to the demand from students and employers. This program has a greater lead time between a prospective applicant to a new student enrollment as compared to the Certificate program due to the longer length of the program impacting a student’s likelihood to start.

Current quarter and year to date operating loss for the Culinary Arts segment decreased $11.1 million and $2.4 million, respectively, as compared to the prior year quarter and year to date. Both the current year periods and prior year periods were negatively impacted by trade name impairment charges related to Le Cordon Bleu due to a decline in forecasted operating cash flows triggering the need to test for impairment. Excluding the current and prior year quarter impairment charges of $1.5 million and $10.7 million, respectively and the current and prior year to date impairment charges of $8.9 million and $13.0 million, respectively, operating loss decreased $1.9 million for the current year quarter and increased $1.7 million for the current year to date as compared to the respective prior year periods. Decreases within academic expenses as a result of initiatives carried out to better align our cost structure and decreased bad debt expense were partially offset with increased legal costs of approximately $4.0 million for certain legal matters as compared to the prior year to date.

Transitional Schools. This segment includes our schools that are currently being taught-out. Current quarter and year to date declines in revenue as compared to the prior year quarter and year to date resulted from a decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students once a teach-out is announced. We expect revenue to continue to decline compared to prior periods as campuses continue to wind down their operations.

The operating loss within Transitional Schools increased by $1.3 million for the current year quarter and $1.1 million for the current year to date as compared to the respective prior year periods. This increase was driven by occupancy costs as a result of early termination agreements signed during the current year quarter. As we continue to wind down programs within our Transitional Schools, certain fixed overhead expenses related to academics and administration will be able to be removed from the business.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs decreased $10.1 million and $10.9 million, respectively, as compared to the prior year quarter and year to date. The current year benefitted from an $8.6 million insurance recovery. Additionally, the prior year to date included increased compensation costs related to changes in executive leadership and outside services expenses related to the reorganization efforts across our campus and corporate functions. The current year to date costs include legal settlement expense of approximately $3.4 million.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. Note 2 “Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of September 30, 2014, cash, cash equivalents and short-term investments totaled $250.9 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in an increase in net cash used in operating activities and we expect continued net cash usage in operating activities. However, as we execute on our strategic imperatives, we expect continued improving cash trends in the business driven by continued reductions in cash usage related to our Transitional and Discontinued operations, improved financial performance from our ongoing operations and reduced legal costs. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We continue to focus on strategic alternatives which will position CEC for a return to sustainable growth and optimize our capital structure. The decisions we make will be reached by balancing our short-term needs against our long-term strategies to return to growth.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 9 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests to the parent company on a consolidated basis. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite scores. Our composite score for the consolidated entity for the year ended December 31, 2013 was 1.5 which is considered financially responsible without conditions or additional oversight. The Company regularly monitors its composite score and expects downward pressure on the financial responsibility calculation for the year ending December 31, 2014, as a result of its expected operating losses and the impact of continuing to record a valuation allowance against its deferred tax assets. In order to remain financially responsible for 2014 and 2015, as defined by ED, the Company is exploring additional steps which include further cost reductions, investing in new business technologies, long-term borrowing options, acquisitions or divestitures, modifying our capital structure and other organizational changes. Additionally, our investment decisions, such as the use of our cash, will be impacted by the course of action we choose.

There can be no assurance that the Company’s actions will result in the Company remaining financially responsible as defined by ED. We believe that recent developments in the proprietary postsecondary education industry have negatively impacted the availability and cost of capital for companies in the industry, which may impact the course of action we choose and our future compliance with ED’s financial responsibility standards. Further, there is some uncertainty regarding ED’s treatment of certain components of the financial responsibility composite score.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2014 and 2013, net cash used in operating activities totaled $101.1 million and $77.8 million, respectively. The increase in our use of operating cash is driven primarily by the operating loss for the current year to date, legal settlement payments, net payments of income taxes and timing of other payments as well as receipt of $5.7 million related to an income tax refund in the prior year quarter. The third quarter 2014 operating cash flow usage was less than each of the first two quarters of 2014 as a result of legal settlement payments in the first half of 2014 and improving business trends in the second half of 2014.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years to date ended September 30, 2014 and 2013, approximately 77.4% and 77.5%, respectively, of our schools’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the years to date ended September 30, 2014 and 2013, net cash used in investing activities totaled $90.9 million and $7.5 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $79.9 million net cash outflow and $11.6 million net cash inflow during the years to date ended September 30, 2014 and 2013, respectively.

Capital Expenditures. Capital expenditures decreased to $10.6 million for the year to date ended September 30, 2014 as compared to $16.6 million for the year to date ended September 30, 2013 and primarily consisted of leasehold improvements and computer hardware/software additions. Capital expenditures represented 1.5% and 1.8% of total revenue of continuing and discontinued operations during the years to date ended September 30, 2014 and 2013, respectively.

Financing Cash Flows

During the year to date ended September 30, 2014, net cash used in financing activities totaled $0.1 million, versus net cash provided by financing activities of $5.9 million during the year to date ended September 30, 2013.

Credit Agreement. During the fourth quarter of 2013, we entered into a $70.0 million Amended and Restated Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. The Credit Agreement, which includes certain financial covenants, requires that interest and fees are payable quarterly in arrears and principal is payable at maturity. As of September 30, 2014 and December 31, 2013, we had no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement. See Note 14 “Subsequent Events” and Item 5 below for further information regarding recent amendments to the Credit Agreement.

Restricted Cash. As of September 30, 2014 and December 31, 2013, we had approximately $13.2 million and $12.6 million, respectively, of restricted cash to secure outstanding letters of credit.

Contractual Obligations

As of September 30, 2014, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2014 (2)	2015	2016	2017	2018	2019	2020 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations	$61,024	$60,148	$55,194	$46,199	$45,203	$35,389	$43,985	$347,142
Transitional & Discontinued operations	38,024	31,541	24,045	21,357	14,122	6,516	2,863	138,468

Total gross operating lease obligations	$99,048	$91,689	$79,239	$67,556	$59,325	$41,905	$46,848	$485,610

Sublease income (3)
Ongoing operations	$2,245	$4,227	$2,936	$2,812	$2,466	$1,821	$1,068	$17,575
Transitional & Discontinued operations	1,145	4,737	4,510	4,190	145	—	—	14,727

Total sublease income	$3,390	$8,964	$7,446	$7,002	$2,611	$1,821	$1,068	$32,302

Net operating lease obligations
Ongoing operations	$58,779	$55,921	$52,258	$43,387	$42,737	$33,568	$42,917	$329,567
Transitional & Discontinued operations	36,879	26,804	19,535	17,167	13,977	6,516	2,863	123,741

Total net contractual lease obligations	$95,658	$82,725	$71,793	$60,554	$56,714	$40,084	$45,780	$453,308

(1)	Lease obligations are inclusive of rent payments but exclude operating expenses.
(2)	Amounts provided are for the full year of 2014.
(3)	Amounts provided are for executed sublease agreements.

There were no other significant changes to our contractual obligations from December 31, 2013. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our unaudited condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of September 30, 2014, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of September 30, 2014 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of September 30, 2014, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of September 30, 2014 and December 31, 2013. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

ITEM	4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 9 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements is incorporated herein by reference.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2013				$183,296,772
January 1, 2014—January 31, 2014	—	$—	—	183,296,772
February 1, 2014—February 28, 2014	—	—	—	183,296,772
March 1, 2014—March 31, 2014	86,266	7.19	—	183,296,772
April 1, 2014—April 30, 2014	—	—	—	183,296,772
May 1, 2014—May 31, 2014	9,670	5.03	—	183,296,772
June 1, 2014—June 30, 2014	—	—	—	183,296,772
July 1, 2014—July 31, 2014	—	—	—	183,296,772
August 1, 2014—August 31, 2014	—	—	—	183,296,772
September 1, 2014—September 30, 2014	—	—	—	183,296,772

Total	95,936		—

(1)	Includes 95,936 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares and stock-settled restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of September 30, 2014, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 5.	Other Information

Effective as of October 31, 2014, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); the subsidiary guarantors thereunder; and BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender, the letter of credit issuer and the administrative agent for the lenders from time to time parties thereto and the letter of credit issuer thereunder; entered into a First Amendment (the “First Amendment”) to its Amended and Restated Credit Agreement dated as of December 30, 2013 (the “Credit Agreement”).

The First Amendment, among other things: (i) increases the revolving credit facility to $120,000,000; (ii) resets the interest rates applicable to the loans under the Credit Agreement to: (x) in the case of a LIBOR-based loan, the LIBOR rate in effect for each respective interest period, plus 1.50% per annum, and (y) in the case of a base rate-based loan, the base rate in effect from time to time, plus 0.50% per annum; and (iii) requires the borrowers to maintain a three month average balance of cash, cash equivalents and permitted investments in domestic accounts of at least $190,000,000, subject to adjustment for certain cash payments made by the borrowers in connection with buyouts of leases for campus locations and other facilities. As of November 6, 2014, no revolving loans were drawn under the Credit Agreement, as amended.

The Credit Agreement, as amended, continues to provide that (i) the revolving credit facility matures on June 30, 2016; (ii) accrued interest is payable (x) in the case of a LIBOR-based loan, at the end of each respective interest period (or, in the case of an interest period in excess of three months, on the dates that fall every three months after the beginning of such interest period) in arrears, and (y) in the case of a base rate-based loan, on the last business day of each month in arrears; (iii) accrued commitment fees are payable quarterly in arrears, and the administrative agent fee is payable on the closing date and on each anniversary thereof, in advance; (iv) principal is payable at maturity; (v) the Company and CEC-ES may prepay amounts outstanding, or terminate or reduce the commitments, under the Credit Agreement upon three or five business days’ prior notice, respectively, in each case without premium or penalty; and (vi) the loans and letter of credit obligations thereunder are secured by 100% cash collateral. The Credit Agreement, as amended, and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants, representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the Credit Agreement.

There is no material relationship between the Company or any of its subsidiaries or affiliates and BMO Harris, other than in respect of the Credit Agreement, as amended, and certain banking relationships, all of which have been entered into in the ordinary course of business.

The foregoing descriptions of the First Amendment and the Credit Agreement do not purport to be complete and are subject to, and qualified in their entirety by, reference to the Credit Agreement previously filed as Exhibit 99.1 to our Form 8-K filed on January 2, 2014, which is incorporated herein by reference, and the First Amendment, which is attached as Exhibit 10.1 and is incorporated herein by reference.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 6, 2014	By:	/s/ Scott W. Steffey
Scott W. Steffey President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2014	By:	/s/ Reid E. Simpson
Reid E. Simpson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

+10.1	First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2014 among Career Education Corporation, CEC Educational Services, LLC, certain direct and indirect domestic subsidiaries as guarantors and BMO Harris Bank N.A., in its capacity as administrative agent, letter of credit issuer and sole lender

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes -Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes -Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes -Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes -Oxley Act of 2002

+101	The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, filed with the SEC on November 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss for the quarter and year to date ended September 30, 2014 and September 30, 2013, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the year to date ended September 30, 2014 and September 30, 2013, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

+	Filed herewith.