Form 10-Q
period 2015-03-31
CAREER EDUCATION CORP
filed 2015-05-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 30, 2015: 67,883,682

CAREER EDUCATION CORPORATION

FORM  10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$69,244	$93,832
Restricted cash	13,938	22,938
Short-term investments	123,183	122,858

Total cash and cash equivalents, restricted cash and short-term investments	206,365	239,628
Student receivables, net of allowance for doubtful accounts of $12,198 and $12,398 as of March 31, 2015 and December 31, 2014, respectively	26,382	24,564
Receivables, other, net	18,938	18,925
Prepaid expenses	14,310	14,679
Inventories	3,066	3,305
Other current assets	1,983	2,384
Assets held for sale	76,211	76,846
Assets of discontinued operations	255	473

Total current assets	347,510	380,804

NON-CURRENT ASSETS:
Property and equipment, net	65,076	73,083
Goodwill	87,356	87,356
Intangible assets, net	8,064	9,819
Student receivables, net of allowance for doubtful accounts of $1,845 and $2,119 as of March 31, 2015 and December 31, 2014, respectively	3,011	2,926
Other assets	17,703	18,571
Assets of discontinued operations	914	975

TOTAL ASSETS	$529,634	$573,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$10,000
Accounts payable	28,677	21,968
Accrued expenses:
Payroll and related benefits	23,877	29,545
Advertising and production costs	21,757	13,162
Income taxes	1,579	1,633
Other	19,359	21,440
Deferred tuition revenue	34,036	37,572
Liabilites held for sale	51,036	50,357
Liabilities of discontinued operations	13,073	15,506

Total current liabilities	193,394	201,183

NON-CURRENT LIABILITIES:
Deferred rent obligations	42,641	48,381
Other liabilities	16,662	19,178
Liabilities of discontinued operations	18,991	22,859

Total non-current liabilities	78,294	90,418

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,550,398 and 82,336,689 shares issued, 67,658,760 and 67,521,038 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	826	823
Additional paid-in capital	607,643	606,531
Accumulated other comprehensive loss	(658)	(853)
Retained deficit	(134,284)	(109,403)
Cost of 14,891,638 and 14,815,651 shares in treasury as of March 31, 2015 and December 31, 2014, respectively	(215,581)	(215,165)

Total stockholders’ equity	257,946	281,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$529,634	$573,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2015	2014
REVENUE:
Tuition and registration fees	$181,401	$196,909
Other	901	1,245

Total revenue	182,302	198,154

OPERATING EXPENSES:
Educational services and facilities	54,951	61,638
General and administrative	139,148	148,446
Depreciation and amortization	6,785	9,945
Asset impairment	6,019	74

Total operating expenses	206,903	220,103

Operating loss	(24,601)	(21,949)

OTHER (EXPENSE) INCOME:
Interest income	160	106
Interest expense	(162)	(81)
Miscellaneous (expense) income	(387)	482

Total other (expense) income	(389)	507

PRETAX LOSS	(24,990)	(21,442)
(Benefit from) provision for income taxes	(211)	220

LOSS FROM CONTINUING OPERATIONS	(24,779)	(21,662)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(102)	(36,481)

NET LOSS	(24,881)	(58,143)

OTHER COMPREHENSIVE LOSS, net of tax:
Unrealized gains (losses) on investments	195	(28)

COMPREHENSIVE LOSS	$(24,686)	$(58,171)

NET LOSS PER SHARE - BASIC and DILUTED:
Loss from continuing operations	$(0.37)	$(0.32)
Loss from discontinued operations	—	(0.55)

Net loss per share	$(0.37)	$(0.87)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	67,534	66,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,881)	$(58,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	6,019	67
Depreciation and amortization expense	6,712	15,431
Bad debt expense	4,275	5,852
Compensation expense related to share-based awards	940	1,341
Loss on disposition of property and equipment	3	26
Changes in operating assets and liabilities	(13,244)	6

Net cash used in operating activities	(20,176)	(35,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(15,259)	(29,810)
Sales of available-for-sale investments	14,754	14,320
Purchases of property and equipment	(3,369)	(3,468)

Net cash used in investing activities	(3,874)	(18,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	174	196
Payment on borrowings	(10,000)	—
Change in restricted cash	9,000	(384)

Net cash used in financing activities	(826)	(188)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	288	10

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,588)	(54,556)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	475
Less: Cash balance of discontinued operations, end of the period	—	847
CASH AND CASH EQUIVALENTS, beginning of the period	93,832	318,468

CASH AND CASH EQUIVALENTS, end of the period	$69,244	$263,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a high-quality education to a diverse student population in a variety of disciplines through online, on-ground and hybrid learning programs. Our two universities—American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) — provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform that allow students to more efficiently move toward earning a degree by receiving course credit for knowledge they can already demonstrate. Career Education is committed to providing high-quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries (collectively, “CEC”). All intercompany transactions and balances have been eliminated.

As of March 31, 2015, we organized our business across four reporting segments: CTU, AIU (comprises University Group); Career Colleges and Transitional Group. Campuses included in our Transitional Group segment are currently being taught out and no longer enroll new students. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study. On March 31, 2015, the Company announced the teach-out of one additional Career College campus, Harrington College of Design. This campus is reported within our Career Colleges segment as of March 31, 2015 in accordance with ASC Topic 280 – Segment Reporting.

Effective January 1, 2015, ASC Topic 360 — Property, Plant and Equipment, limits discontinued operations reporting and thus as campuses cease teach-out operations going forward, the results of operations for these campuses will remain within the results of continuing operations. Historically, campuses met the criteria for discontinued operations upon completion of the teach-out. During the first quarter of 2015, the Company completed the teach-out of one Transitional Group campus, Sanford-Brown White Plains, which continues to be reported under the Transitional Group as of March 31, 2015. As a result of this change, no prior period recast was made in our reporting and our results of operations for this campus are recorded within continuing operations for all periods presented.

During the first quarter of 2015, the Company made the decision to sell one of its campuses reported within the Career Colleges segment. As a result of this decision, the assets and liabilities of this campus are classified as held for sale within continuing operations as of March 31, 2015.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from GAAP the concept of extraordinary items. Subtopic 225-20 previously required that an entity separately classify, present, and disclose extraordinary events and transactions from the results of ordinary operations and show the items separately. The amendments in this ASU are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted, for both public and all other entities. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under US GAAP. Under the proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Nonpublic entities would be required to adopt the new standard for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts upon disposal that have (or will have) a major effect on an entity’s operations and financial results. In addition, the amendments in this ASU require expanded disclosures for discontinued operations as well as for disposals that do not qualify as discontinued operations. This ASU is effective for us as of January 1, 2015. We have evaluated the impact that the adoption of ASU 2014-08 will have on our financial condition, results of operation and disclosures and believe the impact to be material. Previously, campuses within our Transitional Group would be reclassified as discontinued operations upon the teach-out date. Under the new guidance, campuses that complete their teach-out will not meet the definition of discontinued operations, with the exception of those that meet the definition of a “strategic shift” upon disposal. Therefore, revenues and any respective operating losses associated with these campuses that do not meet the definition of a “strategic shift” upon disposal will remain within continuing operations for all periods presented. Additionally, we have provided increased disclosures surrounding discontinued operations as well as increased disclosures surrounding our campuses that will cease operations but not meet the requirements to be classified as discontinued operations.

4. DISCONTINUED OPERATIONS

As of March 31, 2015, the results of operations for campuses that have ceased operations prior to 2015, our LCB campuses that are held for sale and campuses that were sold and meet the criteria to be considered discontinued operations FASB ASC Topic 360, are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Prospectively, in accordance with updated guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. During the first quarter of 2015, we did not have any campuses that met the criteria to be considered as a discontinued operation under the new guidance effective January 1, 2015. Prior periods are not required to be recast for this change in guidance.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	For the Quarter Ended March 31, (1)
	2015	2014
Revenue	$44,744	$45,225

Operating Expenses:
Educational services and facilities	19,873	32,647
General and administrative	25,060	43,901
Depreciation and amortization	(73)	5,486

Total operating expenses	44,860	82,034

Loss before income tax	$(102)	$(36,481)
Income tax expense (2)	—	—

Loss from discontinued operations, net of tax	$(102)	$(36,481)

Net loss per diluted share	$(0.00)	$(0.55)

Capital expenditures	$239	$185

(1)	Includes the results of operations for our LCB campuses that are held for sale, which met the criteria to be considered discontinued operations under ASC Topic 360.
(2)	Due to the valuation allowance against our net deferred taxes, there is no income tax benefit reported for the quarters ended March 31, 2015 and 2014.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets for campuses that have ceased operations or were sold as of March 31, 2015 and December 31, 2014 include the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Assets:
Current assets:
Receivables, net	$255	$473

Total current assets	255	473
Non-current assets:
Other assets, net	914	975

Total assets of discontinued operations (1)	$1,169	$1,448

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$295	$579
Remaining lease obligations	12,778	14,927

Total current liabilities	13,073	15,506
Non-current liabilities:
Remaining lease obligations	18,827	22,689
Other	164	170

Total liabilities of discontinued operations (1)	$32,064	$38,365

(1)	Excludes assets and liabilities for our LCB campuses which are presented within assets and liabilities held for sale on our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

Remaining Lease Obligations

A number of the campuses that ceased operations prior to January 1, 2015 or vacated real estate properties for our LCB campuses held for sale, have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations and within liabilities held for sale on our unaudited condensed consolidated balance sheets, for the quarters ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended March 31, 2015	$39,869	$(486)	$(5,942)	$—	$33,441

For the quarter ended March 31, 2014	$46,755	$7,319	$(6,764)	$3,435	$50,745

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

5. ASSETS HELD FOR SALE

During the first quarter of 2015, we made the decision to sell one of our Career Colleges. Accordingly the assets and liabilities for this campus are included within assets and liabilities held for sale on our unaudited condensed consolidated balance sheet as of March 31, 2015. As this campus does not meet the criteria for discontinued operations under ASC Topic 360, the results of operations for this campus are reported within continuing operations for all periods presented. Additionally, during the fourth quarter of 2014, we made the decision to sell our Le Cordon Bleu Culinary Arts institutions. The assets and liabilities for the LCB institutions are included within assets and liabilities held for sale on our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. The sale of the LCB institutions met the criteria to be treated as discontinued operations under ASC Topic 360. Accordingly, the results of operations are reported within discontinued operations in the unaudited condensed consolidated statements of loss and comprehensive loss. As we anticipate the sale of these assets to be completed within one year of the decision to sell, we have recorded the assets and liabilities related to these institutions within current assets and liabilities held for sale as of March 31, 2015.

Results of Operations

The summary of unaudited results of operations for our assets held for sale for the quarters ended March 31, 2015 and 2014 were as follows (dollars in thousands):

Reported within loss from continuing operations

	For the Quarter Ended March 31,
	2015	2014
Revenue	$2,818	$3,497

Operating Expenses:
Educational services and facilities	1,703	1,896
General and administrative	1,620	1,845
Depreciation and amortization	2	242

Total operating expenses	3,325	3,983

Operating loss	$(507)	$(486)

Reported within loss from discontinued operations

	For the Quarter Ended March 31,
	2015	2014
Revenue	$44,712	$42,247

Operating Expenses:
Educational services and facilities	19,943	19,340
General and administrative	24,525	36,685
Depreciation and amortization	1	4,268

Total operating expenses	44,469	60,293

Operating income (loss)	$243	$(18,046)

Assets and Liabilities of Assets Held for Sale

Assets and liabilities of assets held for sale on our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 include the following (dollars in thousands):

	March 31, 2015	December 31, 2014 (1)
Assets:
Receivables, net	$7,464	$8,303
Property and equipment, net	42,755	42,521
Other intangible assets	18,400	18,400
Other assets	7,592	7,622

Total assets held for sale	$76,211	$76,846

Liabilities:
Accounts payable and accrued expenses	$11,933	$12,410
Deferred revenue	17,414	17,001
Remaining lease obligations	1,836	2,253
Other liabilities	19,853	18,693

Total liabilities held for sale	$51,036	$50,357

(1)	Only assets and liabilities related to our LCB institutions were reported as held for sale as of December 31, 2014.

6. INVESTMENTS

Investments from our continuing operations consist of the following as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,937	$—	$(40)	$5,897
Non-governmental debt securities	94,438	12	(131)	94,319
Treasury and federal agencies	22,961	13	(7)	22,967

Total short-term investments	123,336	25	(178)	123,183

Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments (available for sale)	$131,186	$25	$(654)	$130,557

	December 31, 2014
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$6,880	$1	$(56)	$6,825
Non-governmental debt securities	98,400	1	(271)	98,130
Treasury and federal agencies	17,928	6	(31)	17,903

Total short-term investments	123,208	8	(358)	122,858

Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments (available for sale)	$131,058	$8	$(834)	$130,232

Our long-term investment in a municipal bond is comprised of debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. Our investment in ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of March 31, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of March 31, 2015 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

As of March 31, 2015, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, treasury and federal agencies and municipal bonds that are publicly traded and for which market prices are readily available, and our investment in an ARS. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investment in an ARS is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of March 31, 2015 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the time of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our ARS investment has failed for multiple years. The security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$5,897	$7,374	$13,271
Non-governmental debt securities	—	94,319	—	94,319
Treasury and federal agencies	—	22,967	—	22,967

Totals	$—	$123,183	$7,374	$130,557

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$6,825	$7,374	$14,199
Non-governmental debt securities	—	98,130	—	98,130
Treasury and federal agencies	—	17,903	—	17,903

Totals	$—	$122,858	$7,374	$130,232

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the quarter ended March 31, 2015 (dollars in thousands):

Balance at December 31, 2014	$7,374
Unrealized gain (loss)	—

Balance at March 31, 2015	$7,374

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheet, represents an international investment in a private company. As of March 31, 2015, our investment in an equity affiliate equated to a 30.7%, or $4.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning. During the quarter ended March 31, 2015, we recorded less than $0.1 million of loss related to our proportionate investment in CCKF. In the prior year quarter, this investment was recorded as a cost method investment.

Credit Agreement

During the fourth quarter of 2014, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a First Amendment (the “First Amendment”) to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, increase the revolving credit facility to $120.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of March 31, 2015, there were no outstanding borrowings under the revolving credit facility.

7. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue. Student receivables, net are reflected on our condensed consolidated balance sheets as components of both current and non-current assets. We do not accrue interest on past due student receivables; interest is recorded only upon collection.

Generally, a student receivable balance is written off once it reaches greater than 90 days past due. Although we analyze past due receivables, it is not practical to provide an aging of our non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Student receivables are recognized on our condensed consolidated balance sheets as they are deemed earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

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

As of March 31, 2015 and December 31, 2014, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $3.0 million and $2.9 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period (2)
For the quarter ended March 31, 2015	$14,517	$4,022	$(4,399)	$14,140

For the quarter ended March 31, 2014	$17,570	$5,056	$(5,639)	$16,987

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $1.1 million and $1.6 million for the quarters ended March 31, 2015 and 2014, respectively.
(2)	Includes amounts for allowances related to receivables reported within our assets held for sale within continuing operations.

Fair Value Measurements

The carrying amount reported in our condensed consolidated balance sheets for the current portion of student receivables approximates fair value because of the nature of these financial instruments as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

8. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. Most notably, we have recorded charges within our Career Colleges and Transitional Group segments and our corporate functions as we continue to align our overall management structure.

The following table details the changes in our accrual for severance and related costs associated with these restructuring events for our continuing operations during the quarters ended March 31, 2015 and 2014 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1)	Payments	Non-cash Adjustments (2)	Balance, End of Period
For the quarter ended March 31, 2015	$2,701	$744	$(771)	$(218)	$2,456

For the quarter ended March 31, 2014	$3,243	$—	$(386)	$(200)	$2,657

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $1.5 million and $1.3 million as of March 31, 2015 and March 31, 2014, respectively, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $1.0 million and $1.4 million, respectively, is recorded within other non-current liabilities. In addition, as of March 31, 2015, we have accrued approximately $0.4 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained; $0.2 million was recorded during the quarter ended March 31, 2015.

In addition to the charges detailed above, a number of these campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2021. The total estimated charge related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $9.0 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income.

9. ASSET IMPAIRMENTS

Intangible Assets

During the first quarter of 2015, in conjunction with the quarterly review process, we concluded that certain indicators were present which suggested that the Sanford-Brown trade name was at risk of its carrying value exceeding its respective fair value as of March 31, 2015. These indicators included, but were not limited to, a decline in cash flows, a decline in actual revenue and earnings as compared to prior projected results and a more-likely-than-not expectation of selling or disposing of the campuses utilizing the Sanford-Brown trade name. As a result of the more-likely-than-not expectation of selling or disposing of the asset coupled with declining cash flows, management concluded that the full value of $1.7 million for this trade name was impaired as of March 31, 2015, primarily due to the decrease in royalty rate to 0%. The $1.7 million impairment was recorded within loss from continuing operations within the Career Colleges segment.

Property and Equipment

During the first quarter of 2015, we identified indicators of impairment due to the undiscounted cash flows of certain schools not exceeding the carrying value of the related asset group and a more-likely-than-not expectation of selling or disposing of the campuses. As a result, property and equipment was affected by asset impairment charges of approximately $4.3 million for the quarter ended March 31, 2015. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820.

10. CONTINGENCIES

An accrual for estimated legal fees and settlements of $3.1 million and $2.3 million at March 31, 2015 and December 31, 2014, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

False Claims Act

United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs (or “relators”) may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remained pending against defendants was based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process. On December 16, 2013, we filed a motion for summary judgment on a variety of substantive grounds. On September 29, 2014, the Court granted our motion for summary judgment and entered judgment in our favor. On October 2, 2014, relators filed a notice of appeal. The appeal is currently stayed pending the United States Supreme Court’s decision in Kellogg Brown & Root Servs., Inc. v. U.S. ex rel. Carter, No. 12-1497, which may resolve some of the issues on appeal in this matter.

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

The case now is on remand to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. The parties have completed fact discovery as to the issue of liability. On March 24, 2015, we filed a motion for summary judgment.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action. Accordingly, we have not recognized any liability associated with this action.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, lawsuits and investigations that arise from time to time out of the conduct of our business, including, but not limited to, claims involving prospective students, students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these other matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows, and the results of operations for the period in which the effect becomes probable and reasonably estimable.

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following 17 states: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014), Hawaii (May 28, 2014 ), New Mexico (May 2014), and Maryland (March 16, 2015) (these 17 attorneys general are collectively referred to as the “Multi-State AGs”). In addition, the Company has received inquiries from the attorneys general of Florida (November 5, 2010), Massachusetts (September 27, 2012), Colorado (August 27, 2013) and Minnesota (September 18, 2014). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company’s practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company intends to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible. In this regard, over the past several months the Company has participated in several meetings with representatives of the Multi-State AGs about the Company’s business and to engage in a dialogue towards a resolution of these inquiries.

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

In addition to the aforementioned inquiries, from time to time, we receive informal requests from state Attorneys General and other government agencies relating to specific complaints they have received from students or former students which seek information about the student, our programs, and other matters relating to our activities in the relevant state. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices in a particular state.

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, the U.S. Department of Education (“ED”) advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s previous Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication or reporting of placement rates or other disclosures to students or prospective students or finds any other basis in the materials we are providing, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions Title IV eligibility, or impose fines. In addition, a majority of the Company’s institutions are currently in the process of seeking recertification from ED to participate in Title IV Programs. We cannot predict whether, or to what extent, ED’s inquiry might impact this recertification process.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of March 31, 2015, the Company has a $0.8 million reserve recorded related to this matter.

11. INCOME TAXES

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

The following is a summary of our (benefit from) provision for income taxes and effective tax rate from continuing operations:

	For the Quarter Ended March 31,
	2015	2014
Pretax loss	$(24,990)	$(21,442)
(Benefit from) provision for income taxes	$(211)	$220
Effective rate	-0.8%	1.0%

As of December 31, 2014, we reported a total deferred tax valuation allowance of $150.4 million within our consolidated balance sheet. After considering both positive and negative evidence related to the likelihood of realization of the deferred tax assets, we have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of March 31, 2015. During the quarter, certain statute of limitations expired related to previously recorded reserves. As a result, the effective tax benefit for the quarter ended March 31, 2015 approximates $0.2 million.

The cumulative effect of federal and state valuation losses reduced the effective tax rate benefit by 40.8%. The current quarter tax rate was also impacted by nominal uncertain tax position activity, the net effect of which resulted in a -0.8% effective tax rate.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.5 million in the next twelve months as a result of the completion of various state tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2015 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2015, we had accrued $2.5 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2012.

12. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of March 31, 2015, there were approximately 6.6 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of 3.0 million shares issuable upon exercise of outstanding options. This amount does not reflect 0.7 million and 0.1 million shares underlying restricted stock units and deferred stock units, respectively, as of March 31, 2015, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards and restricted stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of March 31, 2015, we estimate that compensation expense of approximately $6.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the quarter ended March 31, 2015 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	3,782	$12.88
Granted	355	5.90
Exercised	(7)	2.72
Forfeited	(966)	4.24
Cancelled	(167)	3.28

Outstanding as of March 31, 2015	2,997	$15.40

Exercisable as of March 31, 2015	2,241	$18.79

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the quarter ended March 31, 2015 (shares and units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2014	43	$21.63	556	$7.35	599
Granted	—	—	538	5.90	538
Vested	(39)	21.80	(178)	8.45	(217)
Forfeited	(3)	21.80	(220)	6.19	(223)

Outstanding as of March 31, 2015	1	$7.21	696	$6.32	697

Deferred Stock Units to be Settled in Stock. During 2014 and for the first time since inception of any of our plans, we granted deferred stock units to our non-employee directors. The deferred stock units are to be settled in shares of stock and generally vest one- third per year over a three-year service period beginning on the date of grant. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participants does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant.

The following table summarizes information with respect to all deferred stock units during the quarter ended March 31, 2015 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2014	117	$4.39
Granted	3	5.73
Vested	—	—
Forfeited	—	—

Outstanding as of March 31, 2015	120	$4.42

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

The following table summarizes information with respect to all cash-settled restricted stock units during the quarter ended March 31, 2015 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2014	1,842
Granted	276
Vested	(429)
Forfeited	(349)

Outstanding as of March 31, 2015	1,340

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $0.3 million of expense for the first quarter of 2015 for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters ended March 31, 2015 and 2014, for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2015 (1)	2014
Stock Options	$270	$461
Restricted stock or units settled in stock	1,288	870
Restricted stock units settled in cash	288	2,124
Stock appreciation rights settled in cash	—	132

Total stock-based compensation expense	$1,846	$3,587

(1)	Stock-based compensation expense for the first quarter of 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2013, 2014 and 2015 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2015, 2016 and 2017, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. We recorded $0.4 million as a credit to expense related to these awards for the quarter ended March 31, 2015, primarily due to the decrease in stock price relative to the specified peer group.

13. WEIGHTED AVERAGE COMMON SHARES

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

Due to the fact that we reported a loss from continuing operations for the quarters ended March 31, 2015 and 2014, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters ended March 31, 2015 and 2014.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan. As of March 31, 2015, our segments are:

University Group:

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for employment and of employers for a well-educated workforce and collectively offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences. Students pursue their degrees through fully-online programs through CTU Online, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2015, students enrolled at CTU represented approximately 47% of our total enrollments. Approximately 91% of CTU’s enrollments are fully online.

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies. Students pursue their degrees through fully-online programs through AIU Online, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2015, students enrolled at AIU represented approximately 31% of our total enrollments. Approximately 90% of AIU’s enrollments are fully online.

Career Colleges includes Briarcliffe College, Brooks Institute, Missouri College and our Sanford-Brown institutions. The Career Colleges segment collectively offers academic programs primarily in the career-oriented discipline of health education complemented by certain programs in business studies and information technology, as well as visual communications, fashion design, photography, interior design, graphic design and video production. Students pursue their degrees through local campuses, fully-online programs through SBC Online and blended formats, which combine campus-based and online education. As of March 31, 2015, students enrolled within our Career Colleges represented approximately 20% of our total enrollments. Approximately 15% of Career College’s enrollments are fully online.

Transitional Group includes our campuses which were announced for teach-out prior to March 31, 2015 and were operating as of that date. In addition, it includes SBI White Plains which closed in the first quarter of 2015. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. The 11 campuses within the Transitional Group that have not yet ceased operations as of March 31, 2015 will complete their teach-outs on varying dates through 2017.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
CTU	$85,127	46.7%	$86,920	43.9%	$14,616	$14,481
AIU	53,066	29.1%	52,573	26.5%	(2,887)	(3,583)

Total University Group	138,193	75.8%	139,493	70.4%	11,729	10,898

Career Colleges	39,772	21.8%	47,832	24.1%	(22,110)	(13,922)
Corporate and Other	39	0.0%	100	0.1%	(5,860)	(11,136)

Subtotal	178,004	97.6%	187,425	94.6%	(16,241)	(14,160)
Transitional Group	4,298	2.4%	10,729	5.4%	(8,360)	(7,789)

Total	$182,302		$198,154		$(24,601)	$(21,949)

	Total Assets as of (1)
	March 31, 2015		December 31, 2014
CTU	$73,466		$73,458
AIU	55,052		51,755

Total University Group	128,518		125,213

Career Colleges	21,206		29,365
Corporate and Other	296,820		332,672

Subtotal	446,544		487,250
Transitional Group	5,710		7,990
Assets held for sale	76,211		76,846
Discontinued Operations	1,169		1,448

Total	$529,634		$573,534

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

15. SUBSEQUENT EVENT

The Company has made the strategic decision to focus its resources and attention on its universities – Colorado Technical University (CTU) and American InterContinental University (AIU) – where the company sees significant opportunity to provide quality higher education to the adult student market. In connection with that decision, on May 1, 2015, the Board of Directors approved the teach-out of the Company’s remaining 15 Sanford-Brown campuses and the pursuit of divestiture options for the three additional Career College campuses: Briarcliffe College, Brooks Institute and Missouri College. If a sale of the three additional Career College campuses is not successful, they will be taught out. As part of the process to wind down the Career Colleges segment, the Company also announced that it will align its corporate overhead to support a more streamlined and focused operating entity. The Career College segment contributed $172.8 million of revenue and approximately $73.8 million of operating losses for the year ended December 31, 2014. The campuses will remain open to offer current students the reasonable opportunity to complete their course of study. The majority of these campuses are expected to cease operations by 2017 with the remainder expected to cease operations in 2018. The total estimated costs associated with these teach-out and divestiture restructuring activities are expected to be approximately $40 million -$50 million. These costs primarily relate to severance charges (approximately $20 - $25 million) and costs associated with exiting lease obligations (approximately $20 - $25 million). These estimated charges are based on several assumptions, including timing of campus teach-outs, sales of campuses and implementation of support services realignment, and are subject to change. These charges will result in future cash expenditures through 2018 for the severance related charges and through 2023 for lease obligations as certain campuses have lease terms ranging beyond their anticipated teach-out completion date. The severance and related charges will primarily be recorded during the second quarter of 2015 and the lease charges will be recorded at the time each facility is vacated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “on track,” “will,” “continue to,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

Our institutions include, among others, American InterContinental University (“AIU”); Colorado Technical University (“CTU”); Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges (“SBI” and “SBC,” respectively). Through our institutions, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

On March 31, 2015, the Company announced the teach-out of one additional Career College campus, Harrington College of Design. This campus is reported within our Career Colleges segment as of March 31, 2015 in accordance with ASC Topic 280 – Segment Reporting.

Effective January 1, 2015, ASC Topic 360 – Property, Plant and Equipment, limits discontinued operations reporting and thus as campuses cease teach-out operations going forward, the results of operations for these campuses will remain within the results of continuing operations. Historically, campuses met the criteria for discontinued operations upon completion of the teach-out. During the first quarter of 2015, the Company completed the teach-out of one Transitional Group campus, Sanford-Brown White Plains, which continues to be reported under the Transitional Group as of March 31, 2015. As a result of this change, no prior period recast was made in our reporting and our results of operations for this campus is recorded within continuing operations for all periods presented.

During the first quarter of 2015, the Company made the decision to sell one of its campuses reported within the Career Colleges segment. As a result of this decision, the assets and liabilities of this campus are classified as held for sale within continuing operations as of March 31, 2015.

We operate in a highly regulated industry, which has significant impacts on our business and creates risk and uncertainties. We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 to learn more.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2015 First Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

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

Non-GAAP financial measures, when viewed in a reconciliation to corresponding GAAP financial measures, provide an additional way of viewing the Company’s results of operations and the factors and trends affecting the Company’s business. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding financial results presented in accordance with GAAP.

2015 FIRST QUARTER OVERVIEW

During the first quarter of 2015, we remained on track against our key objectives to generate modest total student enrollment within our University Group, to strengthen academic outcomes, to enhance regulatory compliance and simplify our business model, to reduce the organizational cost structure and continue to successfully complete the teach-out of our Transitional campuses. Our continued execution against our plan enables us to continue our mission of enabling students to obtain a quality education that allows them to achieve their goals.

Revenue from continuing operations declined $15.9 million or 8.0% due to an overall 7.7% decrease in total student enrollments. For the current quarter, we reported an operating loss from continuing operations of $24.6 million as compared to an operating loss of $21.9 million for the prior year quarter. This increase in operating loss was primarily due to an increase of $5.9 million of asset impairment charges recorded within our Career Colleges segment as compared to the prior year quarter. Excluding asset impairment charges, operating loss improved by 15.1% as compared to the prior year quarter.

We continued to see improving business trends within our University Group. For our University Group, revenue decreased slightly by 0.9% as a result of relatively flat total student enrollments as compared to the prior year. Total student enrollments were impacted by the teach-out of two campuses within the University Group. Excluding these two campuses, total enrollments increased slightly as compared to the prior year quarter. New student enrollments for the University Group were 10,130 compared to 10,720 in the first quarter of 2014. This decrease was primarily attributable to a change in the methodology used to calculate new student enrollments at AIU in 2014 related to cancelled student enrollments. Excluding the impact of this change, new student enrollments within the University Group were down only 1.2% during the first quarter as compared to the prior year quarter. Total online student enrollments within the University Group increased 1.3% as compared to the prior year quarter. Operating income for the University Group improved by 7.6% to $11.7 million due to continued cost containment execution.

Within our Career Colleges, revenue decreased $8.1 million or 16.9% for the current quarter as compared to the prior year quarter and operating loss increased $8.2 million or 58.8%, primarily due to the decrease in revenue as well as increased asset impairment charges. Career Colleges experienced a decline in new student enrollments of approximately 34.2% and an approximate 19.6% decline in total student enrollments as compared to the prior year quarter.

Restructuring Actions

During May 2015, we made strategic decisions to exit our Career College business, to right-size our corporate overhead and to streamline our University operations, in order to focus our resources and attention on our University businesses — CTU and AIU, where we have significant opportunities to continue to provide quality higher education to the adult student market. As a result of several factors that have significantly impacted the Career Colleges, including negative publicity across the sector, a prolonged recession with depressed hiring, increasing costs of education and corresponding debt level of students, and increased legal and regulatory requirements aimed at private sector higher education, our career-oriented schools have faced increased difficulty to operate profitably. Accordingly, we are teaching out the 15 Sanford-Brown campuses and are seeking divestiture options for Briarcliffe College, Brooks Institute and Missouri College.

As part of these changes, Senior Vice President and Chief Career Schools Officer Lysa Clemens took on the role of Senior Vice President, Transitional Operations and Chief Transformation Officer, overseeing the teaching-out of campuses and right-sizing of centralized support operations. As Career Education has successfully accomplished in previous campus teach-outs, the company intends to serve students well, while managing costs through the gradual process of closing.

The gradual discontinuation of operations at these campuses provides each student the reasonable opportunity to complete their programs of study before the campus ultimately closes. We expect the majority of these teach-outs to be complete by 2017 with any remaining teach-outs expected to be complete in 2018. While a campus is completing the teach-out process, we will focus on providing our students with a quality education and career placement services so that they can complete their education and to help them secure employment.

While we are marketing Briarcliffe College, Brooks Institute and Missouri College and are optimistic that we will be able to find new ownership for these institutions, those that are not sold will also be taught out. We are in current negotiations with potential buyers for all three institutions and have signed an asset purchase agreement with a buyer for Brooks Institute, which is subject to accreditor and regulatory approval. We don’t expect to receive any cash consideration for the sale of these assets. Additionally, we announced the teach-out of Harrington College of Design on March 31, 2015 and have entered into an agreement with Columbia College Chicago to facilitate the teach-out for these students.

With the newly announced teach-outs and potential divestitures, coupled with the future sale of our Le Cordon Bleu culinary arts campuses, we expect reductions in our centralized support staff to align our corporate overhead with the changing organization and to sharpen our focus on costs within the University Group to be more in line with leading education peers.

We expect to record approximately $40 to $50 million of restructuring charges related to these teach-out and divestiture initiatives. These costs primarily relate to severance charges (approximately $20 - $25 million) and costs associated with exiting lease obligations (approximately $20 - $25 million). These estimated charges are based on several assumptions, including timing of campus teach-outs, sales of campuses and implementation of support services realignment, and are subject to change. These charges will result in future cash expenditures through 2018 for the severance related charges and through 2023 for lease obligations as certain campuses have lease terms ranging beyond their anticipated teach-out completion date. The severance and related charges will primarily be recorded during the second quarter of 2015 and the lease charges will be recorded at the time each facility is vacated. The majority of the teach-outs are expected to be complete by 2017 and any remaining teach-outs are expected to be complete by 2018. Excluding restructuring charges, these initiatives are expected to be accretive to 2015 earnings. Specific timing and impacts of these actions on our cash balance are currently being approximated, but we do not anticipate any impact on our ability to maintain compliance with our Credit Agreement.

The Path Forward

Our focus and direction of the Company will be on the University Group and degree-oriented, higher education offered primarily online through regionally-accredited universities, where we maintain a competitive advantage in our online platform, brand awareness and intellipath™ adaptive learning technology. We are focused on being more efficient and effective in our spending as we continue to streamline operations to reduce our costs and improve our student outcomes. The University segments continue to invest in strengthening academic outcomes for students through our intellipath™ adaptive learning technology, which we believe is a key differentiator for our business. Given the strategic transformation announced for the Company, we believe our strong balance sheet and future positive cash flows will enable us to invest more in the CTU and AIU brands. These restructuring actions are expected to accelerate our path to profitability and right-size our corporate overhead.

We believe the use of an adjusted EBITDA measure allows us to compare our current operating results for our operations with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. Adjusted EBITDA for the current quarter as well as the previous four quarters is presented below.

Adjusted EBITDA	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014
($ in thousands)
University Group and Corporate:
Pre-tax loss from continuing operations	$(24,990)	$(7,747)	$(31,651)	$(11,664)	$(21,442)
Transitional Group operating loss	8,360	10,138	10,856	9,091	7,789
Career Colleges operating loss	22,110	13,650	29,908	16,273	13,922
Interest expense (income), net	2	(38)	(120)	(177)	(25)
Depreciation and amortization (1)	4,361	5,170	5,402	5,732	6,108
Stock-based compensation (1)	940	966	950	1,020	1,341
Legal settlements (1) (2)	—	—	—	(400)	2,850
Asset impairments (1)	—	—	73	—	77
Unused space charges (1) (3)	556	(373)	(368)	(363)	(380)
Insurance recovery	—	—	(8,588)	—	—
Cumulative adjustment related to revenue recognition (1)	93	1,354	—	—	—

Adjusted EBITDA—University Group and Corporate	$11,432	$23,120	$6,462	$19,512	$10,240

Memo: Advertising Expenses	$50,587	$36,731	$50,410	$37,407	$46,655

Career Colleges, Transitional Group and Discontinued Operations:
Pre-tax loss from discontinued operations	$(102)	$(17,195)	$(15,201)	$(33,046)	$(36,481)
Transitional Group operating loss	(8,360)	(10,138)	(10,856)	(9,091)	(7,789)
Career Colleges operating loss	(22,110)	(13,650)	(29,908)	(16,273)	(13,922)
Loss on sale of business (4)	—	—	—	311	—
Depreciation and amortization (4)	2,351	7,319	7,739	8,662	9,323
Legal settlements (4)	1,485	—	225	2,000	3,000
Asset impairments (4)	6,019	14,203	14,412	7,454	(10)
Unused space charges (3) (4)	(2,424)	(2,063)	(3,343)	920	2,873
Cumulative adjustment related to revenue recognition (4)	(67)	1,029	—	—	—

Adjusted EBITDA—Career Colleges, Transitional and Discontinued Operations	$(23,208)	$(20,495)	$(36,932)	$(39,063)	$(43,006)

Consolidated Adjusted EBITDA	$(11,776)	$2,625	$(30,470)	$(19,551)	$(32,766)

(1)	Quarterly amounts relate to the University Group and Corporate
(2)	Legal settlement amounts are net of insurance recoveries
(3)	Unused space charges include initial charge and subsequent accretion
(4)	Quarterly amounts relate to Career Colleges, Transitional Group and discontinued operations

Adjusted EBITDA for the University Group and Corporate improved $1.2 million or 11.6% for the first quarter of 2015 as compared to the same quarter last year as we continued to execute against our cost containment initiatives. Adjusted EBITDA was $11.4 million for the first quarter of 2015 as compared to $10.2 million for the first quarter of 2014. We experienced positive Adjusted EBITDA for the current quarter despite increased advertising spending in our AIU segment within certain marketing channels. We continue to expect positive Adjusted EBITDA from our University Group and Corporate for the full year 2015 as improvement in operating margins for our University Group continues throughout 2015, although quarterly margins will be impacted by seasonal marketing spend.

Adjusted EBITDA for Career Colleges, the Transitional Group and discontinued operations was -$23.2 million, an improvement of $19.8 million as compared to -$43.0 million for the first quarter of 2014. This favorability was a result of the completion of teach-out operations at campuses that have now closed and continued focus on exiting and reducing real estate lease obligations once a teach-out is complete. Such lease obligations are a large component of our cost structure and cash usage. In addition to real estate leases associated with our ongoing operations, campuses that have completed the teach-out process more often than not have ongoing lease obligations that continue for some time. While we have added our Career Colleges to our teach-out operations, we expect to see the negative Adjusted EBITDA associated with these campuses continue to improve as we complete the teach-outs.

We remain on track with previous guidance related to positive Adjusted EBITDA for the full year of 2015 related to ongoing operations as defined at the beginning of the year as well as our previous guidance associated with the Transitional Group and discontinued operations of expected negative Adjusted EBITDA of $62.0 million for the full year 2015. As we work through the finalization of estimates and timing related to our restructuring actions, we will update the previous guidance issued but excluding the restructuring charges, we expect these actions to be accretive to our 2015 earnings.

As an organization, our focus continues to be to Enroll, Educate and Place our students into a better position to succeed professionally and to close the gap between students and employers. In doing so, we seek to create a winning formula for our students, for employers that employ our graduates and for our shareholders. We expect that the restructuring actions announced will provide us with the necessary resources and a strong foundation to refocus our efforts on our University Group. We believe that this path will ultimately position the Company for long-term success. We continue to focus on our key objectives and expect positive Adjusted EBITDA from our University Group and Corporate for the full year 2015, modest total student enrollment growth within our University segments for the full year 2015, further reductions of real estate obligations within our teach-out and discontinued operations, reductions in our overall cost structure, and to maintain a year end cash, cash equivalents, restricted cash and investment balance of more than $190 million.

Industry Update: Student Loan Forgiveness Initiatives

During the past several months, ED has received claims from current and former students of for profit education institutions seeking loan forgiveness. These students claim that they are legally entitled to such relief based on, among other things, allegations that their school engaged in unlawful conduct with respect to its administration of the Title IV loan program. ED is evaluating how to respond to these claims. We continue to monitor this issue to determine what, if any, potential impact such claims might have on our business.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2015 and 2014 (dollars in thousands):

	For the Quarter Ended March 31,				% Change
	2015	% of Total Revenue	2014	% of Total Revenue	2015 vs. 2014
TOTAL REVENUE	$182,302		$198,154		-8%

OPERATING EXPENSES
Educational services and facilities (1)	54,951	30.1%	61,638	31.1%	-11%
General and administrative (2)
Advertising	60,630	33.3%	58,249	29.4%	4%
Admissions	24,775	13.6%	28,346	14.3%	-13%
Administrative	49,721	27.3%	56,795	28.7%	-12%
Bad debt	4,022	2.2%	5,056	2.6%	-20%

Total general and administrative expense	139,148	76.3%	148,446	74.9%	-6%
Depreciation and amortization	6,785	3.7%	9,945	5.0%	-32%
Asset impairment	6,019	3.3%	74	0.0%	NM

OPERATING LOSS	(24,601)	-13.5%	(21,949)	-11.1%	-12%

PRETAX LOSS	(24,990)	-13.7%	(21,442)	-10.8%	-17%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(211)	-0.1%	220	0.1%	NM

Effective tax rate	-0.8%		1.0%
LOSS FROM CONTINUING OPERATIONS	(24,779)	-13.6%	(21,662)	-10.9%	-14%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(102)	-0.1%	(36,481)	-18.4%	NM

NET LOSS	$(24,881)	-13.6%	$(58,143)	-29.3%	57%

(1)	Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: salaries and benefits of faculty, academic administrators, and student support personnel, and costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.
(2)	General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

Current quarter revenue decreased 8.0% as compared to the prior year quarter driven by the overall decline in total student enrollment. Excluding our Transitional Group campuses, which no longer enroll new students as they teach out the campus, revenue declined approximately 5.0% for the current quarter as compared to the prior year quarter. We experienced a slight increase in revenue within AIU which was offset with decreases within the remaining segments. The slight increase in revenue for AIU was driven by increases in both revenue per student and total student enrollments. Lastly, application volume within our Career Colleges segment continued to decrease as compared to the prior period, contributing to the decline in enrollments and therefore revenue as compared to the prior year quarter.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2015	% of Total Revenue	2014	% of Total Revenue
Educational services and facilities:
Academics & student related	$37,776	20.7%	$43,462	21.9%
Occupancy	17,175	9.4%	18,176	9.2%

Total educational services and facilities	$54,951	30.1%	$61,638	31.1%

The decrease in educational services and facilities expense as compared to the prior year quarter is primarily driven by lower academic costs, most notably faculty and bookstore costs. The decrease in faculty and bookstore costs is caused by a combination of factors, including lower total student enrollments across the majority of our institutions. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2015	% of Total Revenue	2014	% of Total Revenue
General and administrative:
Advertising	$60,630	33.3%	$58,249	29.4%
Admissions	24,775	13.6%	28,346	14.3%
Administrative	49,721	27.3%	56,795	28.7%
Bad Debt	4,022	2.2%	5,056	2.6%

Total general and administrative expense	$139,148	76.3%	$148,446	74.9%

General and administrative expenses decreased as compared to the prior year quarter within administrative, admissions and bad debt expenses, which were slightly offset with an increase in advertising expense. Administrative expenses decreased by $7.1 million primarily driven by higher legal settlements recorded in the prior year quarter. Admissions costs have decreased primarily in salary and related expenses due to headcount reductions made in response to decreasing enrollments as well as the Transitional Group no longer enrolling new students. The increased advertising expense is substantially related to AIU as a result of increased spending in certain marketing channels to generate additional new student lead volume. Bad debt expense decreased as a percentage of revenue primarily due to a change in how we recognized revenue for students who have withdrawn prior to completing their course of study. Beginning in the fourth quarter of 2014, we recognize revenue on a cash-basis for these students upon withdrawal. In the prior year quarter, revenue was recognized immediately upon the withdrawal of a student with a corresponding charge to bad debt expense for the portion deemed uncollectible.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2015 and 2014 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2015	% of Segment Revenue	2014	% of Segment Revenue
Bad debt expense:
CTU	$2,264	2.7%	$2,269	2.6%
AIU	1,262	2.4%	2,339	4.4%

Total University Group	3,526	2.6%	4,608	3.3%
Career Colleges	302	0.8%	560	1.2%
Corporate and Other	140	NM	(181)	NM

Sub Total	3,968	2.2%	4,987	2.7%
Transitional Group	54	1.3%	69	0.6%

Total	$4,022	2.2%	$5,056	2.6%

Operating Loss

The operating loss reported for the current quarter resulted from the decline in revenues across most of our segments which was only partially offset with the decline in operating expenses. Initiatives to align expenses with the declining student enrollment, changes in marketing strategies and implementation of efficiencies in our support functions continue to partially offset the impact of declining revenues and deleveraging of the business.

(Benefit from) Provision for Income Taxes

As of December 31, 2014, we reported a total deferred tax valuation allowance of $150.4 million within our consolidated balance sheet. We have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of March 31, 2015. The effective tax benefit for the quarter ended March 31, 2015 approximated $0.2 million, resulting primarily from adjustments for uncertain tax positions. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that may cause a change in judgment about the realizability of the deferred tax assets.

Loss from Discontinued Operations

The results of operations for campuses that have been taught out or sold prior to 2015, and are considered distinct operations as defined under FASB ASC Topic 205 – Presentation of Financial Statements, as well as our LCB campuses which are held for sale, are presented within discontinued operations. During the first quarter of 2015, the Company adopted the new accounting guidance impacting the presentation of financial statements for discontinued operations, which limits the discontinued operations treatment if the group being sold or disposed of does not meet the definition of a strategic business shift. During the first quarter of 2015, the Company completed the teach-out of the Sanford-Brown White Plains campus which continues to be reported under the Transitional Group within continuing operations as a result of this new guidance.

Asset Held For Sale – Le Cordon Bleu

During the fourth quarter of 2014, our Board of Directors approved a plan to sell our 16 Culinary Arts campuses (“LCB”). Our decision to pursue the divestiture of LCB was the result of an ongoing portfolio review undertaken to evaluate the strategic direction of the Company. As a result of the decision to sell LCB, the results of operations for the entities to be sold are classified within loss from discontinued operations as of March 31, 2015.

Revenue, operating expenses, income (loss) from discontinued operations, new student enrollments and total student enrollments for our LCB asset held for sale during the first quarter of 2015 and prior year quarter was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2015	2014	2015 vs 2014 % Change
Asset Held For Sale:
Revenue	$44,712	$42,247	5.8%

Operating expenses:
Educational services and facilities	19,943	19,340	3.1%
General and administrative	24,525	36,685	-33.1%
Depreciation and amortization	1	4,268	NM

Total operating expenses	$44,469	$60,293	-26.2%

Income (loss) from discontinued operations	$250	$(18,021)	NM

New student enrollments	2,040	2,300	-11.3%
Total student enrollments	8,800	8,400	4.8%

Current quarter revenue for LCB increased by $2.5 million or 5.8% as compared to the prior year quarter. This increase in revenue was primarily a result of improved total enrollments and reintroduction of the Associates degree program, which began to positively impact the revenue comparison. Total student enrollments were positively impacted by the reintroduction of this program beginning in late 2012 due to the demand from students and employers. This program has a greater lead time between a prospective applicant to a new student enrollment as compared to the Certificate program due to the longer length of the program impacting a student’s likelihood to start.

Current quarter income from discontinued operations for LCB was $0.3 million as compared to the prior year quarter loss of $18.0 million. The increase in operating income is primarily a result of decreases in administrative expenses. Administrative expenses decreased primarily due to increased legal settlements in the prior year quarter and increased management fee allocations in the prior year quarter as compared to the current year quarter. In accordance with ASC Topic 205 – Presentation of Financial Statements, general corporate overhead cannot be allocated to discontinued operations.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING (LOSS) INCOME			OPERATING MARGIN (LOSS)
	2015	2014	% Change	2015	2014	% Change	2015	2014
REVENUE:
CTU	$85,127	$86,920	-2.1%	$14,616	$14,481	0.9%	17.2%	16.7%
AIU	53,066	52,573	0.9%	(2,887)	(3,583)	19.4%	-5.4%	-6.8%

Total University Group	138,193	139,493	-0.9%	11,729	10,898	7.6%	8.5%	7.8%

Career Colleges	39,772	47,832	-16.9%	(22,110)	(13,922)	-58.8%	-55.6%	-29.1%
Corporate and Other	39	100	-61.0%	(5,860)	(11,136)	47.4%	NM	NM

Subtotal	178,004	187,425	-5.0%	(16,241)	(14,160)	-14.7%	-9.1%	-7.6%
Transitional Group	4,298	10,729	-59.9%	(8,360)	(7,789)	-7.3%	NM	NM

Total	$182,302	$198,154	-8.0%	$(24,601)	$(21,949)	-12.1%	-13.5%	-11.1%

	NEW STUDENT ENROLLMENTS			TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended March 31,			As of March 31,
	2015	2014	% Change	2015	2014	% Change
CTU (1)	5,040	4,820	4.6%	20,300	20,600	-1.5%
AIU (1) (2)	5,090	5,900	-13.7%	13,500	13,300	1.5%

Total University Group	10,130	10,720	-5.5%	33,800	33,900	-0.3%

Career Colleges	1,830	2,780	-34.2%	8,600	10,700	-19.6%

Subtotal	11,960	13,500	-11.4%	42,400	44,600	-4.9%
Transitional Group (3)	—	220	NM	900	2,300	NM

Total	11,960	13,720	-12.8%	43,300	46,900	-7.7%

(1)	A portion of the total student enrollment decrease for the University Group resulted from campus location teach-outs which negatively impacted the comparison of the current quarter versus the prior year quarter as a result of the wind down of operations at one location within each segment.
(2)	Beginning in the second quarter of 2014, AIU changed its methodology related to certain cancelled student enrollments. As a result, the decrease in the current quarter versus the prior year quarter was partially a result of this change in methodology.
(3)	Campuses within the Transitional Group segment no longer enroll new students; students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter revenue decreased slightly by approximately 0.9% as a slight increase in revenue for AIU was offset with a decline in revenue for CTU driven by an overall 0.3% decrease in total student enrollments as compared to the prior year quarter. Total student enrollments were impacted by the teach-out of two campuses within the University Group. Excluding these two campuses, total student enrollments increased slightly as compared to the prior year quarter. New student enrollments decreased approximately 5.5% in the current quarter for our University Group as compared to the prior year quarter. This decrease was primarily attributable to a change in the methodology used to calculate new student enrollments at AIU in 2014 related to cancelled student enrollments. Excluding the impact of this change, new student enrollments within the University Group were down only 1.2% during the first quarter as compared to the prior year quarter.

Current quarter operating income for the University Group increased $0.8 million, or 7.6%, as compared to the prior year quarter driven by an overall decrease in operating expenses which was partially offset with a decline in revenue. Most expense categories were lower when compared to the prior year quarter, with the exception of administrative expenses and advertising expense. The increase in administrative expense is primarily due to increased management fees as a result of general corporate overhead no longer being allocated to the LCB campuses and therefore increasing the percent allocated to the University Group. Advertising expense increased due to increased spending within certain marketing channels for AIU to assist with increasing new student interest.

Career Colleges. Current quarter revenue decreased $8.1 million, or approximately 16.9%, as Career Colleges experienced declines in total student enrollments as compared to the prior year quarter. Lower total student enrollments at the beginning of the year as well as new student enrollments being approximately 34.2% lower as compared to the prior year quarter contributed to the decline.

The current quarter operating loss of $22.1 million for Career Colleges is driven by the decline in revenue. Most expense categories decreased as compared to the prior year quarter, primarily due to our restructuring and re-engineering initiatives carried out to better align with current total student enrollments. Asset impairment expenses increased by $6.0 million in the current quarter as compared to the prior year quarter primarily due to changes in management’s expectations regarding future use of the assets.

Transitional Group. This segment includes our institutions that are currently being taught out as of March 31, 2015 as well as one campus that ceased operation in the current year quarter. The current quarter decline in revenue as compared to the prior year quarter is primarily a result of the decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students. We expect revenue to continue to decline as compared to prior periods as campuses continue to wind down their operations.

The operating loss within the Transitional Group increased by $0.6 million as compared to the prior year quarter as the decrease in revenue more than offset the reductions in variable operating expenses.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs decreased $5.3 million as compared to the prior year quarter, primarily due to higher legal settlement expense in the prior year quarter.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2015, cash, cash equivalents, restricted cash and short-term investments totaled $206.4 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in an increase in net cash used in operating activities and we expect continued net cash usage in operating activities. However, as we execute on our strategic imperatives, we expect continued improving cash trends in the business driven by continued reductions in cash usage related to our Transitional Group and discontinued operations, improved financial performance for our University Group, reduced real estate obligations and reduced legal costs. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Restricted cash balances as of March 31, 2015 approximate $13.9 million and are comprised of restricted cash balances for certificates of deposit to provide securitization for letters of credit.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 10 “Contingencies” to our unaudited condensed consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

In particular, to participate in Title IV Programs, our institutions must either satisfy standards of financial responsibility prescribed by ED, or be subjected to additional oversight, required to post a letter of credit in favor of ED or placed on provisional certification. These regulations require each eligible higher education institution to, among other things, satisfy a quantitative standard of financial responsibility that is a weighted average composite score of three annual tests which assess the financial condition of the institution. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. See Item 1, “Business — Student Financial Aid and Related Federal Regulation — Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations — Financial Responsibility Standards,” in our Annual Report for Form 10-K for the year ended December 31, 2014 for more information regarding ED’s standards of financial responsibility.

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite score. Our composite score for the consolidated entity for the year ended December 31, 2013 was 1.5, and our preliminary calculation for the year ended December 31, 2014 is 1.5, which are considered financially responsible without conditions or additional oversight. The Company continuously monitors compliance with ED’s standards of financial responsibility. In order to remain financially responsible for 2015 and 2016, as defined by ED, the Company is exploring additional steps which include further cost reductions, investing in new business technologies, long-term borrowing options, acquisitions or divestitures, modifying our capital structure and other organization changes. Additionally, our investment decisions, such as the use of our cash, will be impacted by the course of action we choose.

There can be no assurance that the Company’s actions will result in the Company remaining financially responsible as defined by ED. For example, a failure to successfully implement our plan to sell our Culinary Arts campuses may negatively impact our financial responsibility composite score. Additionally, our plans to reduce costs through closure of campuses may negatively impact our composite score in the short term. We believe that recent developments in the proprietary postsecondary education industry have negatively impacted the availability and cost of capital for companies in the industry, which may impact the course of action we choose and our future compliance with ED’s financial responsibility standards. Further, there is some uncertainty regarding ED’s treatment of certain components of the financial responsibility composite score.

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

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2015 and 2014, net cash flows used in operating activities totaled $20.2 million and $35.4 million, respectively. The current quarter operating cash usage included cash payments of $13.5 million of real estate payments for lease obligations of vacated facilities, of which $8.9 million was paid to exit facilities which reduced future lease obligations by $19.4 million, as well as $4.9 million of cash payments for legal settlements and separation payments for the previous CEO.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2015 and 2014, approximately 76% and 77%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see Item 1, “Business—Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2015 and 2014, net cash used in investing activities totaled $3.9 million and $19.0 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $0.5 million and $15.5 million net cash outflow during the quarters ended March 31, 2015 and 2014, respectively.

Capital Expenditures. Capital expenditures remained relatively flat at $3.4 million for the quarter ended March 31, 2015 as compared to $3.5 million for the quarter ended March 31, 2014. Capital expenditures represented 1.5% and 1.4% of total revenue of continuing and discontinued operations during the quarters ended March 31, 2015 and 2014, respectively.

Financing Cash Flows

During the quarters ended March 31, 2015 and 2014, net cash flows used in financing activities totaled $0.8 million and $0.2 million, respectively.

Credit Agreement. On October 31, 2014, we entered into a $120.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016 and replaced our previous credit agreement entered into on December 30, 2013. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2015, we repaid the $10.0 million which was borrowed under the Credit Agreement during the fourth quarter of 2014. As of March 31, 2015, we have no outstanding borrowing under the Credit Agreement.

Restricted Cash. As of March 31, 2015, we had approximately $13.9 million of restricted cash related to certificates of deposit to secure outstanding letters of credit. As of December 31, 2014, our restricted cash balances approximated $22.9 million related to collateralization of borrowings under our Credit Agreement and certificates of deposit to secure outstanding letters of credit.

Contractual Obligations

As of March 31, 2015, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2015 (4)	2016	2017	2018	2019	2020 & Thereafter	Total
Gross operating lease obligations (1)
CTU	$1,717	$1,538	$1,578	$1,627	$1,678	$2,417	$10,555
AIU	8,628	6,411	6,522	6,676	6,207	2,903	37,347

Total University Group	10,345	7,949	8,100	8,303	7,885	5,320	47,902

Career Colleges	19,249	19,269	17,031	16,815	11,044	15,033	98,441
Corporate and Other	5,303	4,799	4,485	4,575	4,666	13,741	37,569

Subtotal	34,897	32,017	29,616	29,693	23,595	34,094	183,912
Transitional Group	12,289	7,477	5,624	4,573	3,878	1,822	35,663
Discontinued Operations (Excluding Culinary Arts)	16,137	13,906	12,996	6,734	1,438	620	51,831
Discontinued Operations (Culinary Arts)	22,549	22,775	16,986	15,647	11,678	10,390	100,025

Total gross operating lease obligations (2)	$85,872	$76,175	$65,222	$56,647	$40,589	$46,926	$371,431

Sublease income (3)
CTU	$12	$5	$—	$—	$—	$—	$17
AIU	1,407	113	—	—	—	—	1,520

Total University Group	1,419	118	—	—	—	—	1,537

Career Colleges	17	—	—	—	—	—	17
Corporate and Other	35	—	—	—	—	—	35

Subtotal	1,471	118	—	—	—	—	1,589
Transitional Group	405	244	159	—	—	—	808
Discontinued Operations (Excluding Culinary Arts)	4,805	4,879	4,827	801	675	620	16,607
Discontinued Operations (Culinary Arts)	2,273	2,635	2,696	2,490	1,147	377	11,618

Total sublease income	$8,954	$7,876	$7,682	$3,291	$1,822	$997	$30,622

Net operating lease obligations
CTU	$1,705	$1,533	$1,578	$1,627	$1,678	$2,417	$10,538
AIU	7,221	6,298	6,522	6,676	6,207	2,903	35,827

Total University Group	8,926	7,831	8,100	8,303	7,885	5,320	46,365

Career Colleges	19,232	19,269	17,031	16,815	11,044	15,033	98,424
Corporate and Other	5,268	4,799	4,485	4,575	4,666	13,741	37,534

Subtotal	33,426	31,899	29,616	29,693	23,595	34,094	182,323
Transitional Group	11,884	7,233	5,465	4,573	3,878	1,822	34,855
Discontinued Operations (Excluding Culinary Arts)	11,332	9,027	8,169	5,933	763	—	35,224
Discontinued Operations (Culinary Arts)	20,276	20,140	14,290	13,157	10,531	10,013	88,407

Total net contractual lease obligations (2)	$76,918	$68,299	$57,540	$53,356	$38,767	$45,929	$340,809

(1)	Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.
(2)	Certain real estate properties are shared by campuses within multiple segments. The lease obligations for shared locations are reported under the segment which holds the legal title to the lease.
(3)	Amounts provided are for executed sublease arrangements.
(4)	Amounts provided are for the full year of 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of March 31, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of March 31, 2015 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of March 31, 2015, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of March 31, 2015 and December 31, 2014. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 10 “Contingencies” to our unaudited condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 3, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2014				$183,296,772
January 1, 2015—January 31, 2015	—	$—	—	183,296,772
February 1, 2015—February 28, 2015	—	—	—	183,296,772
March 1, 2015—March 31, 2015	75,987	5.48	—	183,296,772

Total	75,987		—

(1)	Includes 75,987 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of March 31, 2015, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 6, 2015	By:	/s/ Ronald D. McCray
Ronald D. McCray Interim President and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2015	By:	/s/ David Rawden
David Rawden Interim Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference to:

4.1	Second Amendment to Credit Agreement dated as of January 30, 2015	Exhibit 4.4 to our Form 10-K for the year ended December 31, 2014

+*10.1	2015 Annual Incentive Award Program for Key Executives pursuant to the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”)

+*10.2	2015 Annual Incentive Award Program pursuant to the 2008 Plan

*10.3	Form of 2015 Performance Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed March 6, 2015

*10.4	Form of Restricted Stock Unit Agreement under the 2008 Plan dated March 6, 2015 between Career Education Corporation and Ronald McCray (Performance-Based)	Exhibit 10.2 to our Form 8-K filed March 6, 2015

*10.5	Form of Cash-Settled Restricted Stock Unit Agreement dated March 6, 2015 between Career Education Corporation and Ronald McCray (non-plan) (Performance-Based)	Exhibit 10.3 to our Form 8-K filed March 6, 2015

*10.6	Agreement, by and among Career Education Corporation, Tenzing Global Management LLC, Tenzing Global Investors LLC, Tenzing Global Investors Fund I LP and Richard Wang, dated March 10, 2015	Exhibit 10.1 to our Form 8-K filed March 11, 2015

+*10.7	Agreement between Career Education Corporation and AP Services LLC dated March 23, 2015 (interim CFO services)

+*10.8	Retention Award Agreement between Career Education Corporation and Michele Peppers dated March 27, 2015

*10.9	Separation and Release Agreement between the Company and Scott Steffey dated February 12, 2015	Exhibit 10.1 to our Form 8-K filed on February 12, 2015

*10.10	Career Education Corporation Executive Severance Plan (Amended and Restated as of January 1, 2015)	Exhibit 10.1 to our Form 8-K filed December 18, 2014

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit	Incorporated by Reference to:

+101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the SEC on May 6, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2015 and March 31, 2014, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+	Filed herewith.