Form 10-Q
period 2015-06-30
CAREER EDUCATION CORP
filed 2015-08-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 30, 2015: 67,947,694

CAREER EDUCATION CORPORATION

FORM  10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$63,266	$93,832
Restricted cash	13,438	22,938
Short-term investments	120,026	122,858

Total cash and cash equivalents, restricted cash and short-term investments	196,730	239,628
Student receivables, net of allowance for doubtful accounts of $12,666 and $12,398 as of June 30, 2015 and December 31, 2014, respectively	25,872	24,564
Receivables, other, net	4,472	18,925
Prepaid expenses	17,513	14,679
Inventories	2,668	3,305
Other current assets	1,852	2,384
Assets held for sale	66,541	76,846
Assets of discontinued operations	280	473

Total current assets	315,928	380,804

NON-CURRENT ASSETS:
Property and equipment, net	57,946	73,083
Goodwill	87,356	87,356
Intangible assets, net	7,900	9,819
Student receivables, net of allowance for doubtful accounts of $1,616 and $2,119 as of June 30, 2015 and December 31, 2014, respectively	2,887	2,926
Other assets	17,506	18,571
Assets of discontinued operations	853	975

TOTAL ASSETS	$490,376	$573,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$10,000
Accounts payable	17,636	21,968
Accrued expenses:
Payroll and related benefits	31,754	29,545
Advertising and production costs	12,735	13,162
Income taxes	1,545	1,633
Other	17,884	21,440
Deferred tuition revenue	37,105	37,572
Liabilities held for sale	44,999	50,357
Liabilities of discontinued operations	13,343	15,506

Total current liabilities	177,001	201,183

NON-CURRENT LIABILITIES:
Deferred rent obligations	39,883	48,381
Other liabilities	20,040	19,178
Liabilities of discontinued operations	14,984	22,859

Total non-current liabilities	74,907	90,418

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,841,253 and 82,336,689 shares issued, 67,948,036 and 67,521,038 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	828	823
Additional paid-in capital	608,935	606,531
Accumulated other comprehensive loss	(701)	(853)
Retained deficit	(155,007)	(109,403)
Cost of 14,893,217 and 14,815,651 shares in treasury as of June 30, 2015 and December 31, 2014, respectively	(215,587)	(215,165)

Total stockholders’ equity	238,468	281,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$490,376	$573,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2015	2014	2015	2014
REVENUE:
Tuition and registration fees	$173,963	$185,136	$355,364	$382,045
Other	817	1,036	1,718	2,281

Total revenue	174,780	186,172	357,082	384,326

OPERATING EXPENSES:
Educational services and facilities	53,949	59,001	108,900	120,639
General and administrative	121,365	129,051	260,513	277,497
Depreciation and amortization	7,113	9,368	13,898	19,313
Asset impairment	1,685	3	7,704	77

Total operating expenses	184,112	197,423	391,015	417,526

Operating loss	(9,332)	(11,251)	(33,933)	(33,200)

OTHER (EXPENSE) INCOME:
Interest income	222	285	382	391
Interest expense	(170)	(108)	(332)	(189)
Loss on sale of business	(917)	—	(917)	—
Miscellaneous expense	(21)	(590)	(408)	(108)

Total other (expense) income	(886)	(413)	(1,275)	94

PRETAX LOSS	(10,218)	(11,664)	(35,208)	(33,106)
(Benefit from) provision for income taxes	(747)	1,854	(958)	2,074

LOSS FROM CONTINUING OPERATIONS	(9,471)	(13,518)	(34,250)	(35,180)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(11,252)	(33,046)	(11,354)	(69,527)

NET LOSS	(20,723)	(46,564)	(45,604)	(104,707)

OTHER COMPREHENSIVE LOSS, net of tax:
Unrealized (losses) gains on investments	(43)	(107)	152	(135)

COMPREHENSIVE LOSS	$(20,766)	$(46,671)	$(45,452)	$(104,842)

NET LOSS PER SHARE - BASIC and DILUTED:
Loss from continuing operations	$(0.14)	$(0.20)	$(0.51)	$(0.52)
Loss from discontinued operations	(0.17)	(0.49)	(0.16)	(1.04)

Net loss per share	$(0.31)	$(0.69)	$(0.67)	$(1.56)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	67,893	67,157	67,714	67,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,604)	$(104,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	17,391	7,521
Depreciation and amortization expense	13,899	29,825
Bad debt expense	9,138	12,409
Compensation expense related to share-based awards	1,470	2,361
Loss on sale of businesses, net	917	311
Loss on disposition of property and equipment	3	32
Changes in operating assets and liabilities	(23,809)	(29,037)

Net cash used in operating activities	(26,595)	(81,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(33,707)	(121,590)
Sales of available-for-sale investments	36,051	28,726
Purchases of property and equipment	(4,994)	(7,031)
Payments of cash upon sale of businesses	(2,018)	(250)
Other	—	(11)

Net cash used in investing activities	(4,668)	(100,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	939	392
Payment on borrowings	(10,000)	—
Change in restricted cash	9,500	636

Net cash provided by financing activities	439	1,028

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	258	78

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,566)	(180,335)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	475
Less: Cash balance of discontinued operations, end of the period	—	—
CASH AND CASH EQUIVALENTS, beginning of the period	93,832	318,468

CASH AND CASH EQUIVALENTS, end of the period	$63,266	$138,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a high-quality education to a diverse student population in a variety of disciplines through online, on-ground and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform that allow students to more efficiently move toward earning a degree by receiving course credit for knowledge they can already demonstrate. Career Education is committed to providing high-quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries (collectively, “CEC”). All intercompany transactions and balances have been eliminated.

On May 1, 2015, the Board of Directors of the Company approved the teach out of the Company’s remaining 15 Sanford-Brown campuses and the pursuit of divestiture options for the Company’s three additional Career Colleges campuses: Briarcliffe College, Brooks Institute and Missouri College. These campuses are reported within our Transitional Group segment as of June 30, 2015 in accordance with ASC Topic 280 – Segment Reporting.

As of June 30, 2015, we organized our business across three reporting segments: CTU, AIU (comprises University Group); and Transitional Group. Campuses included in our Transitional Group segment are those (i) currently being taught out and therefore no longer enrolling new students, (ii) campuses that completed their teach-out subsequent to January 1, 2015 or (iii) that have either been sold or are held for sale and which decisions were made subsequent to January 1, 2015. Those campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study. As a result of the change within our Transitional Group segment, all prior periods were recast to reflect our segments on a comparable basis and our results of operations for these campuses are recorded within continuing operations as part of the Transitional Group segment for all periods presented.

Effective January 1, 2015, ASC Topic 360 – Property, Plant and Equipment, limits discontinued operations reporting and thus as campuses cease teach-out operations going forward, the results of operations for these campuses will remain within the results of continuing operations. Prior to January 1, 2015, campuses met the criteria for discontinued operations upon completion of the teach-out. During the second quarter of 2015, the Company completed the teach-out of two Transitional Group campuses, Sanford-Brown Cleveland and Sanford-Brown Fenton, which continue to be reported under the Transitional Group as of June 30, 2015.

During the second quarter of 2015, the Company completed the sale of its Brooks Institute and signed a definitive agreement to sell its Missouri College campus with an expected closing date during the third quarter of 2015. As a result, the assets and liabilities of Missouri College are classified as held for sale within continuing operations as of June 30, 2015. The historical results of operations for Brooks Institute continue to be reported within continuing operations and the loss on sale for this campus is reported within other (expense) income on our consolidated statements of loss and comprehensive loss.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, Technical Corrections and Improvements. This ASU represent changes to clarify the FASB Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create significant administrative cost to most entities. The amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies by providing needed clarifications and improving the presentation of guidance. For all entities, ASU 2015-10 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating changes to the applicable Codifications and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU is intended to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from GAAP the concept of extraordinary items. Subtopic 225-20 previously required that an entity separately classify, present, and disclose extraordinary events and transactions from the results of ordinary operations and show the items separately. The amendments in this ASU are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In July 2015, the FASB approved a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under US GAAP. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Nonpublic entities would be required to adopt the new standard for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Additionally the FASB approved the option to early adopt up to the original effective date (fiscal years beginning after December 15, 2016). We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts upon disposal that have (or will have) a major effect on an entity’s operations and financial results. In addition, the amendments in this ASU require expanded disclosures for discontinued operations as well as for disposals that do not qualify as discontinued operations. This ASU is effective for us as of January 1, 2015. We have evaluated the impact that the adoption of ASU 2014-08 will have on our financial condition, results of operation and disclosures and believe the impact to be material. Previously, campuses within our Transitional Group would be reclassified as discontinued operations upon the teach-out date. Under the new guidance, campuses that complete their teach-out do not meet the definition of discontinued operations, with the exception of those that meet the definition of a “strategic shift” upon disposal. Therefore, revenues and any respective operating losses associated with these campuses that do not meet the definition of a “strategic shift” upon disposal remain within continuing operations for all periods presented. Additionally, we have provided increased disclosures surrounding discontinued operations as well as increased disclosures surrounding our campuses that have ceased operations but do not meet the requirements to be classified as discontinued operations.

4. DISPOSITIONS

On June 16, 2015, we completed the sale of our Brooks Institute campuses, located in Ventura, California, to Gphomestay, a global leader in providing international education opportunities for students. This sale reflects our strategy to focus our resources and attention on our universities – Colorado Technical University and American InterContinental University, where we see continued opportunities to improve growth and continue to provide quality higher education to the adult student markets. The sale does not meet the definition of a strategic shift under ASC Topic 360 and is therefore reported within continuing operations in accordance with FASB ASC Topic 205 – Presentation of Financial Statements.

We received no consideration for the sale of Brooks Institute and recorded a loss on sale of $0.9 million for the quarter ended June 30, 2015. The terms of the agreement provided that we make certain working capital payments to the buyer, accordingly these amounts were included in the loss calculation. The loss on sale is included within other (expense) income on our unaudited condensed consolidated statements of loss and comprehensive loss.

5. DISCONTINUED OPERATIONS

As of June 30, 2015, the results of operations for campuses that have ceased operations prior to 2015 and our LCB campuses that are held for sale, are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Commencing January 1, 2015, in accordance with new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. During the second quarter of 2015, we did not have any campuses that met the criteria to be considered as a discontinued operation under the new guidance. Prior periods have not been recast for this change in guidance.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	For the Quarter Ended June 30, (1)		For the Year to Date Ended June 30, (1)
	2015	2014	2015	2014
Revenue	$42,019	$44,195	$86,763	$89,420

Operating expenses:
Educational services and facilities	19,531	29,519	39,404	62,166
General and administrative	24,014	35,083	49,074	78,991
Depreciation and amortization	74	5,025	1	10,511
Asset impairment (2)	9,687	7,451	9,687	7,444

Total operating expenses	53,306	77,078	98,166	159,112

Loss before income tax	$(11,252)	$(33,046)	$(11,354)	$(69,527)
Income tax expense (3)	—	—	—	—

Loss from discontinued operations, net of tax	$(11,252)	$(33,046)	$(11,354)	$(69,527)

Net loss per diluted share	$(0.17)	$(0.49)	$(0.16)	$(1.04)

Capital expenditures	$80	$419	$319	$604

(1)	Includes the results of operations for our LCB campuses that are held for sale, which met the criteria to be considered discontinued operations under ASC Topic 360, in addition to our Transitional Group campuses that completed their teach-out prior to 2015.
(2)	Asset impairment charges for the current year quarter relate to impairment recorded for our LCB campuses which are held for sale as a result of our fair value analysis.
(3)	Due to the valuation allowance against our net deferred taxes, there is no income tax benefit reported for the quarters and years to date ended June 30, 2015 and 2014.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets for campuses that have ceased operations or were sold as of June 30, 2015 and December 31, 2014 include the following (dollars in thousands):

	June 30, 2015	December 31, 2014
Assets:
Current assets:
Receivables, net	$280	$473

Total current assets	280	473
Non-current assets:
Other assets, net	853	975

Total assets of discontinued operations (1)	$1,133	$1,448

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$170	$579
Remaining lease obligations	13,173	14,927

Total current liabilities	13,343	15,506
Non-current liabilities:
Remaining lease obligations	14,820	22,689
Other	164	170

Total liabilities of discontinued operations (1)	$28,327	$38,365

(1)	Excludes assets and liabilities for our LCB campuses which are presented within assets and liabilities held for sale on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. See Note 6 “Assets Held for Sale” for further details.

Remaining Lease Obligations

A number of the campuses that ceased operations prior to January 1, 2015 or vacated real estate properties for our LCB campuses held for sale, have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations and within liabilities held for sale on our unaudited condensed consolidated balance sheets, for the quarters and years to date ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended June 30, 2015	$33,441	$(215)	$(4,214)	$576	$29,588

For the quarter ended June 30, 2014	$50,745	$6,100	$(6,026)	$1,778	$52,597

For the year to date ended June 30, 2015	$39,869	$(701)	$(10,156)	$576	$29,588

For the year to date ended June 30, 2014	$46,755	$13,419	$(12,790)	$5,213	$52,597

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

6. ASSETS HELD FOR SALE

During the second quarter of 2015, we made the decision to sell our Missouri College campus. Accordingly, the assets and liabilities for this institution are included within assets and liabilities held for sale on our unaudited condensed consolidated balance sheet as of June 30, 2015. As this campus does not meet the criteria for discontinued operations under ASC Topic 360, the results of operations for Missouri College are reported within continuing operations for all periods presented. Additionally, the Company continues to believe the sale of our Le Cordon Bleu Culinary Arts institutions, which decision was announced in the fourth quarter of 2014, will occur within the current reporting year or we will have an executed agreement pending regulatory approval. The assets and liabilities for the LCB institutions are included within assets and liabilities held for sale on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. The sale of the LCB institutions met the criteria to be treated as discontinued operations under ASC Topic 360. Accordingly, the results of operations are reported within discontinued operations in the unaudited condensed consolidated statements of loss and comprehensive loss. As we anticipate the sale of these assets to be completed within one year of the decision to sell, we have recorded the assets and liabilities related to these institutions within current assets and liabilities held for sale as of June 30, 2015.

Results of Operations

The summary of unaudited results of operations for our assets held for sale for the quarters and years to date ended June 30, 2015 and 2014 were as follows (dollars in thousands):

Reported within loss from continuing operations for our Missouri College campus

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2015	2014	2015	2014
Revenue	$1,876	$1,864	$3,735	$3,811

Operating Expenses:
Educational services and facilities	1,099	1,060	2,134	2,193
General and administrative	1,905	1,741	3,587	3,403
Depreciation and amortization	79	170	158	343
Asset impairment	518	—	518	—

Total operating expenses	3,601	2,971	6,397	5,939

Operating loss	$(1,725)	$(1,107)	$(2,662)	$(2,128)

Reported within loss from discontinued operations for our LCB campuses

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2015	2014	2015	2014
Revenue	$42,048	$42,566	$86,760	$84,813

Operating Expenses:
Educational services and facilities	19,115	19,965	39,058	39,305
General and administrative	23,806	30,663	48,331	67,348
Depreciation and amortization	—	4,310	1	8,578
Asset impairment	9,687	7,400	9,687	7,400

Total operating expenses	52,608	62,338	97,077	122,631

Operating loss	$(10,560)	$(19,772)	$(10,317)	$(37,818)

During the second quarter of 2015, we revalued our LCB campuses held for sale in accordance with ASC Topic 360 – Property, Plant and Equipment, and as a result recorded an impairment charge of $9.7 million. The determination of estimated fair value required significant estimates and assumptions, specifically related to future cash flows and an estimated discount rate, and as such is categorized as Level 3 per ASC Topic 820.

Assets and Liabilities of Assets Held for Sale

Assets and liabilities of assets held for sale on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 include the following (dollars in thousands):

	June 30, 2015	December 31, 2014 (1)
Assets:
Receivables, net	$8,111	$8,303
Property and equipment, net	42,808	42,521
Other intangible assets	18,400	18,400
Other assets	6,903	7,622
Valuation allowance (2)	(9,681)	—

Total assets held for sale	$66,541	$76,846

Liabilities:
Accounts payable and accrued expenses	$10,619	$12,410
Deferred revenue	15,018	17,001
Remaining lease obligations	1,595	2,253
Other liabilities	17,767	18,693

Total liabilities held for sale	$44,999	$50,357

(1)	Only assets and liabilities related to our LCB institutions were reported as held for sale as of December 31, 2014.
(2)	During the second quarter of 2015, a valuation allowance was recorded against our LCB assets held for sale as a result of $9.7 million of impairment charges recorded.

7. INVESTMENTS

Investments from our continuing operations consist of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,158	$1	$(47)	$5,112
Non-governmental debt securities	92,152	12	(162)	92,002
Treasury and federal agencies	22,913	14	(15)	22,912

Total short-term investments	120,223	27	(224)	120,026

Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments (available for sale)	$128,073	$27	$(700)	$127,400

	December 31, 2014
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$6,880	$1	$(56)	$6,825
Non-governmental debt securities	98,400	1	(271)	98,130
Treasury and federal agencies	17,928	6	(31)	17,903

Total short-term investments	123,208	8	(358)	122,858

Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374

Total investments (available for sale)	$131,058	$8	$(834)	$130,232

Our long-term investment in a municipal bond is comprised of debt obligations issued by states, cities, counties and other governmental entities, which earn federally tax-exempt interest. Our investment in an auction rate security (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of June 30, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of June 30, 2015 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

As of June 30, 2015, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, treasury and federal agencies and municipal bonds that are publicly traded and our investment in an ARS. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investment in an ARS is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of June 30, 2015 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the time of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our ARS investment has failed for multiple years. The security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$5,112	$7,374	$12,486
Non-governmental debt securities	—	92,002	—	92,002
Treasury and federal agencies	—	22,912	—	22,912

Totals	$—	$120,026	$7,374	$127,400

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$6,825	$7,374	$14,199
Non-governmental debt securities	—	98,130	—	98,130
Treasury and federal agencies	—	17,903	—	17,903

Totals	$—	$122,858	$7,374	$130,232

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended June 30, 2015 (dollars in thousands):

Balance at December 31, 2014	$7,374
Unrealized gain (loss)	—

Balance at June 30, 2015	$7,374

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheet, represents an international investment in a private company. As of June 30, 2015, our investment in an equity affiliate equated to a 30.7%, or $4.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning. During the quarter ended June 30, 2015, we recorded less than $0.1 million of loss related to our proportionate investment in CCKF within miscellaneous expense on our unaudited condensed consolidated statements of loss and comprehensive loss. In the prior year quarter, this investment was recorded as a cost method investment.

Credit Agreement

During the fourth quarter of 2014, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a First Amendment (the “First Amendment”) to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, increase the revolving credit facility to $120.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of June 30, 2015, there were no outstanding borrowings under the revolving credit facility.

8. STUDENT RECEIVABLES

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

As of June 30, 2015 and December 31, 2014, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $2.9 million for each period.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period (2)
For the quarter ended June 30, 2015	$14,140	$4,396	$(4,177)	$14,359

For the quarter ended June 30, 2014	$16,987	$5,664	$(6,069)	$16,582

For the year to date ended June 30, 2015	$14,517	$8,418	$(8,576)	$14,359

For the year to date ended June 30, 2014	$17,570	$10,720	$(11,708)	$16,582

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $1.2 million and $1.5 million for the quarters ended June 30, 2015 and 2014, respectively, and $2.3 million and $3.1 million for the years to date ended June 30, 2015 and 2014, respectively.
(2)	Includes amounts for allowances related to receivables reported within our assets held for sale within continuing operations.

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

9. RESTRUCTURING CHARGES

During the past several years and through the current year quarter, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. As part of the process to wind down these teach-out campuses, the Company also announced that it will align its corporate overhead to support a more streamlined and focused operating entity. Most notably, we have recorded charges within our Transitional Group segment and our corporate functions as we continue to align our overall management structure. Each of our teach-out campuses offer current students the reasonable opportunity to complete their course of study. The majority of these teach-out campuses are expected to cease operations by 2017 with the remainder expected to cease operations in 2018.

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters and years to date ended June 30, 2015 and 2014 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1) (2)	Payments	Non-cash Adjustments (3)	Balance, End of Period
For the quarter ended June 30, 2015	$2,456	$12,636	$(2,238)	$(302)	$12,552

For the quarter ended June 30, 2014	$2,657	$—	$(308)	$17	$2,366

For the year to date ended June 30, 2015	$2,701	$13,380	$(3,009)	$(520)	$12,552

For the year to date ended June 30, 2014	$3,243	$—	$(694)	$(183)	$2,366

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance payments will result in future cash expenditures through 2018.
(3)	Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the quarters and years to date ended June 30, 2015 and 2014 by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2015	2014	2015	2014
CTU	$275	$—	$288	$—
AIU	339	—	339	—

Total University Group	614	—	627	—

Corporate and Other	4,318	—	4,318	—
Transitional Group	7,704	—	8,435	—

Total	$12,636	$—	$13,380	$—

The current portion of the accrual for severance and related charges was $8.7 million and $1.4 million as of June 30, 2015 and June 30, 2014, respectively, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $3.9 million and $1.0 million, respectively, is recorded within other non-current liabilities. In addition, as of June 30, 2015, we have accrued approximately $0.9 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained; $0.6 million was recorded during the quarter ended June 30, 2015.

In addition to the severance charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total estimated charge for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $32 million – $37 million, of which approximately $2.2 million was recorded during the current year quarter and year to date. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income.

10. ASSET IMPAIRMENTS

During the second quarter of 2015, we identified indicators of asset impairments as a result of indications of interest during the sales process for our Missouri College and Briarcliffe College campuses. As a result, property and equipment was affected by asset impairment charges of approximately $1.2 million and $0.4 million for the quarter ended June 30, 2015 for Briarcliffe College and Missouri College, respectively, and intangible assets were affected by $0.1 million of asset impairment charges for Missouri College. The fair value for these assets was determined based upon a purchase agreement and letter of intent, respectively, for these campuses. Because the determination of the estimated fair value of these assets is based on direct quotes from active participants, these fair value measurements are categorized as Level 1 per ASC Topic 820.

11. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.9 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

False Claims Act

United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs (or “relators”) may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remained pending against defendants was based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process. On December 16, 2013, we filed a motion for summary judgment on a variety of substantive grounds. On September 29, 2014, the Court granted our motion for summary judgment and entered judgment in our favor. On October 2, 2014, relators filed a notice of appeal. The appeal was stayed pending the United States Supreme Court’s decision in Kellogg Brown & Root Servs., Inc. v. U.S. ex rel. Carter, No. 12-1497. The Supreme Court issued its decision and relators moved to lift the stay and remand the case to the district court. We opposed relators’ motion and we are awaiting a decision from the appellate court.

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

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he would receive a portion of the federal government’s recovery. An amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The Court ruled on that motion, dismissing CEC from the case and dismissing several of the relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of the relator’s alleged claims. On March 17, 2014, the Court granted this motion in part, limiting the timeframe and geographical scope of the relator’s claims. On June 13, 2014, the Court granted the remaining Company defendants’ motion for summary judgment and entered judgment in their favor. On July 9, 2014, relator filed a notice of appeal. On June 8, 2015, the appellate court affirmed the district court. On July 2, 2015, relator filed a petition for rehearing, which was denied on August 4, 2015.

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

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, lawsuits and investigations that arise from time to time out of the conduct of our business, including, but not limited to, claims involving prospective students, students or graduates, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these other matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows, and the results of operations for the period in which the effect becomes probable and reasonably estimable.

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014); Hawaii (May 28, 2014 ); New Mexico (May 2014); Maryland (March 16, 2015); and the District of Columbia (June 3, 2015) (these 18 attorneys general are collectively referred to as the “Multi-State AGs”). In addition, the Company has received inquiries from the attorneys general of Florida (November 5, 2010), Massachusetts (September 27, 2012), Colorado (August 27, 2013) and Minnesota (September 18, 2014). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company’s practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company intends to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible. In this regard, over the past several months the Company has participated in several meetings with representatives of the Multi-State AGs about the Company’s business and to engage in a dialogue towards a resolution of these inquiries.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of June 30, 2015, the Company has a $0.8 million reserve recorded related to this matter.

12. INCOME TAXES

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

The following is a summary of our (benefit from) provision for income taxes and effective tax rate from continuing operations:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2015	2014	2015	2014
Pretax loss	$(10,218)	$(11,664)	$(35,208)	$(33,106)
(Benefit from) provision for income taxes	$(747)	$1,854	$(958)	$2,074
Effective rate	-7.3%	15.9%	-2.7%	6.3%

As of December 31, 2014, we reported a total deferred tax valuation allowance of $150.4 million within our consolidated balance sheet. After considering both positive and negative evidence related to the likelihood of realization of the deferred tax assets, we have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of June 30, 2015. The effective tax benefit for the quarter and year to date ended June 30, 2015 approximates $0.7 million and $1.0 million, respectively.

The cumulative effect of federal and state valuation losses reduced the effective tax rate benefit by 37.1% for the current year to date. The current quarter tax rate was also impacted by nominal uncertain tax position activity and the recording of discrete items for state and local income tax and federal audit interest refunds, the net effect of which resulted in a -7.3% effective tax rate.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.8 million in the next twelve months as a result of the completion of various state tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended June 30, 2015 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2015, we had accrued $2.5 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2012.

13. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of June 30, 2015, there were approximately 6.5 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of 2.8 million shares issuable upon exercise of outstanding options. This amount does not reflect 0.7 million and 0.1 million shares underlying restricted stock units and deferred stock units, respectively, as of June 30, 2015, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of June 30, 2015, we estimate that compensation expense of approximately $5.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

Stock Options. The exercise price of stock options and stock appreciation rights granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become exercisable as follows: 100% after first anniversary of grant date or one-fourth on the grant date and one-fourth for each of the first through third anniversary of the grant date. Grants of stock options are generally only subject to the service conditions discussed previously.

Stock option activity during the year to date ended June 30, 2015 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	3,782	$12.88
Granted	541	5.22
Exercised	(232)	2.72
Forfeited	(966)	4.24
Cancelled	(336)	19.18

Outstanding as of June 30, 2015	2,789	$14.47

Exercisable as of June 30, 2015	1,922	$18.69

Restricted Stock and Restricted Stock Units to be Settled in Stock. Restricted stock and restricted stock units to be settled in shares of stock generally become fully vested as follows: 25% per year over a four-year service period or one-third for each of the first through third anniversary of the grant date. Certain awards granted to our Interim Chief Executive Officer fully vest after one-year and are “performance-based” awards which are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares or units of restricted stock that vest at the end of the requisite service period or result in all shares or units being forfeited. Also, certain awards granted in the second quarter of 2015 for retention purposes are subject to accelerated vesting and cash settlement in the event of an involuntary not-for-cause termination of employment by the Company.

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the year to date ended June 30, 2015 (shares and units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2014	43	$21.63	556	$7.35	599
Granted	—	—	570	5.81	570
Vested	(39)	21.80	(183)	8.37	(222)
Forfeited	(3)	21.80	(224)	6.23	(227)

Outstanding as of June 30, 2015	1	$7.21	719	$6.23	720

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

The following table summarizes information with respect to all deferred stock units during the year to date ended June 30, 2015 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2014	117	$4.39
Granted	3	5.73
Vested (1)	(15)	4.39
Forfeited	—	—

Outstanding as of June 30, 2015	105	$4.43

(1)	The total vested awards exclude 0.3 thousand of vested but, unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended June 30, 2015 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2014	1,842
Granted	440
Vested	(444)
Forfeited	(386)

Outstanding as of June 30, 2015	1,452

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $0.5 million of expense for the year to date 2015 for all cash-settled restricted stock units; of which $0.3 million was recorded during the quarter ended June 30, 2015.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended June 30, 2015 and 2014, for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2015 (1)	2014	2015	2014
Stock Options	$124	$331	$394	$792
Restricted stock or units settled in stock	239	678	1,527	1,548
Restricted stock units settled in cash	256	221	544	2,345
Stock appreciation rights settled in cash	—	(78)	—	54

Total stock-based compensation expense	$619	$1,152	$2,465	$4,739

(1)	Stock-based compensation expense for the year to date of 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2013, 2014 and 2015 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2015, 2016 and 2017, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. We recorded $0.3 million as a credit to expense related to these awards for the year to date ended June 30, 2015, primarily due to the decrease in stock price relative to the specified peer groups; of which $0.1 million was recorded as expense during the second quarter ended June 30, 2015.

14. WEIGHTED AVERAGE COMMON SHARES

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

Due to the fact that we reported a loss from continuing operations for the quarters and years to date ended June 30, 2015 and 2014, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters and years to date ended June 30, 2015 and 2014.

15. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan. As of June 30, 2015, our three segments are:

University Group:

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for employment and of employers for a well-educated workforce and collectively offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences. Students pursue their degrees through fully-online programs through CTU Online, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2015, students enrolled at CTU represented approximately 54% of our total enrollments. Approximately 91% of CTU’s enrollments are fully online.

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies. Students pursue their degrees through fully-online programs through AIU Online, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2015, students enrolled at AIU represented approximately 28% of our total enrollments. More than 90% of AIU’s enrollments are fully online.

Transitional Group includes our campuses which are currently being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. In addition, the Transitional Group includes campuses which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, these campuses remain within continuing operations. The campuses within the Transitional Group that have not yet ceased operations as of June 30, 2015 will complete their teach-outs on varying dates through 2018.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
CTU	$86,174	49.3%	$85,041	45.7%	$24,263	$20,957
AIU	52,024	29.8%	49,685	26.7%	5,174	(1,331)

Total University Group	138,198	79.1%	134,726	72.4%	29,437	19,626

Corporate and Other	39	0.0%	38	0.0%	(7,036)	(5,513)
Transitional Group	36,543	20.9%	51,408	27.6%	(31,733)	(25,364)

Total	$174,780	100.0%	$186,172	100.0%	$(9,332)	$(11,251)

	For the Year to Date Ended June 30,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
CTU	$171,301	48.0%	$171,961	44.7%	$38,879	$35,438
AIU	105,090	29.4%	102,258	26.6%	2,287	(4,914)

Total University Group	276,391	77.4%	274,219	71.4%	41,166	30,524

Corporate and Other	78	0.0%	138	0.0%	(12,896)	(16,649)
Transitional Group	80,613	22.6%	109,969	28.6%	(62,203)	(47,075)

Total	$357,082	100.0%	$384,326	100.0%	$(33,933)	$(33,200)

	Total Assets as of (1)
	June 30, 2015		December 31, 2014
CTU	$74,449		$73,458
AIU	53,071		51,755

Total University Group	127,520		125,213

Corporate and Other	274,059		332,672
Transitional Group	21,123		37,355

Subtotal	422,702		495,240
Assets held for sale	66,541		76,846
Discontinued Operations	1,133		1,448

Total	$490,376		$573,534

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

16. SUBSEQUENT EVENT

On July 31, 2015, we announced the appointment of Todd Nelson to the position of President and Chief Executive Officer. Mr. Nelson is expected to join the Company on August 12, 2015 and will also be appointed to the Board of Directors for Career Education.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “expect,” “anticipate,” “believe,” “on track,” “will,” “continue to,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•	declines in enrollment;

•	the success of our initiatives to divest our LCB culinary arts campuses and remaining Career College institutions, which could be impacted by the level of buyer interest and related valuations, required regulatory approvals, the various factors noted in this paragraph, among other things;

•	negative trends in the real estate market which could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations;

•	our ability to achieve anticipated cost savings and business efficiencies;

•	rulemaking by the U.S. Department of Education or any state and increased focus by Congress, the President and governmental agencies on for-profit education institutions;

•	our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the gainful employment and financial responsibility standards prescribed by the U.S. Department of Education), as well as national and regional accreditation standards and state regulatory requirements;

•	the impact of management changes;

•	our ability to successfully defend litigation and other claims brought against us; and

•	changes in the overall U.S. or global economy.

Readers are also directed to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and its subsequent filings with the Securities and Exchange Commission for information about other risks and uncertainties, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Form 10-K.

Overview

Career Education’s academic institutions offer a high-quality education to a diverse student population in a variety of disciplines through online, on-ground and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform that allow students to more efficiently move toward earning a degree by receiving course credit for knowledge they can already demonstrate. Career Education is committed to providing high-quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

On May 1, 2015, the Board of Directors of the Company approved the teach out of the Company’s remaining 15 Sanford-Brown campuses and the pursuit of divestiture options for the Company’s three additional Career Colleges campuses: Briarcliffe College, Brooks Institute and Missouri College.

As of June 30, 2015, we organized our business across three reporting segments: CTU, AIU (comprises University Group); and Transitional Group. Campuses included in our Transitional Group segment are those (i) currently being taught out and therefore no longer enrolling new students, (ii) campuses that completed their teach-out subsequent to January 1, 2015 or (iii) that have either been sold or are held for sale and which decisions were made subsequent to January 1, 2015. Those campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study. As a result of the change within our Transitional Group segment, all prior periods were recast to reflect our segments on a comparable basis and our results of operations for these campuses are recorded within continuing operations as part of the Transitional Group segment for all periods presented.

Effective January 1, 2015, ASC Topic 360 – Property, Plant and Equipment, limits discontinued operations reporting and thus as campuses cease teach-out operations going forward, the results of operations for these campuses will remain within the results of continuing operations. Historically, campuses met the criteria for discontinued operations upon completion of the teach-out. During the second quarter of 2015, the Company completed the teach-out of two Transitional Group campuses, Sanford-Brown Cleveland and Sanford-Brown Fenton, which continue to be reported under the Transitional Group as of June 30, 2015.

During the second quarter of 2015, the Company completed the sale of its Brooks Institute and signed a definitive agreement to sell its Missouri College campus with an expected close during the third quarter of 2015. As a result, the assets and liabilities of Missouri College are classified as held for sale within continuing operations as of June 30, 2015. The historical results of operations for Brooks Institute continue to be reported within continuing operations and the loss on sale for this campus is reported within other (expense) income on our consolidated statements of loss and comprehensive loss.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2015 Second Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

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

We believe adjusted EBITDA allows us to compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. We also present adjusted EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of performance. In evaluating adjusted EBITDA, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (loss), operating income (loss), or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2015 SECOND QUARTER OVERVIEW

During the second quarter of 2015, we began executing against our transformation strategy and we believe our second quarter results are indicative of how our transformation strategy will position the Company for stability and profitability. Despite the continued uncertainty within the industry, the University Group experienced modest total student enrollment growth as well as increased profitability as compared to the prior year period. In support of our mission to enable students seeking a non-traditional career or job path to obtain a quality education that allows them to achieve their goals, we believe we have significant opportunity to provide quality higher education to the adult student market through our degree-oriented, higher education offered primarily online through our regionally accredited universities.

Revenue from continuing operations declined $11.4 million or 6.1% due to an overall 6.4% decrease in total student enrollments, primarily as a result of our decision to divest or teach out our Career College business. For the current quarter, we reported an operating loss from continuing operations of $9.3 million as compared to an operating loss of $11.3 million for the prior year quarter. This improvement in operating loss was primarily due to elimination of costs within our Transitional Group and cost containment initiatives within our University Group and Corporate, partially offset with increased expenses related to restructuring charges.

We continued to see improving business trends within our University Group. For our University Group, revenue increased by $3.5 million or 2.6% as a result of increased total student enrollments of 2.3% as compared to the prior year. New student enrollments for the University Group increased 9.1% in the second quarter as compared to the prior year quarter. This increase was partially attributable to a change in the methodology used to calculate new student enrollments at AIU in 2014 related to cancelled student enrollments. Excluding the impact of this change, new student enrollments within the University Group increased 2.4% during the second quarter as compared to the prior year quarter. Total online student enrollments within the University Group increased 2.8% as compared to the prior year quarter. Operating income for the University Group improved by 50.0% to $29.4 million due to increased revenue and continued cost containment execution.

As part of the transformation strategy, we continue to invest in strengthening academic outcomes for our students. A key differentiator for our Company includes our intellipathTM adaptive learning technology, which we believe will help us drive stronger long-term retention of our students. Additionally, we continue to invest in building brand awareness of our universities. We continue to develop relevant new programs that have high market demand where we see opportunities for students, and during the quarter we announced the approval of a Master of Education degree program in Elementary and Secondary Education at AIU. We are on track to introduce a new mobile application at CTU during the latter part of 2015, which we expect will benefit student outcomes and retention, and which can then be scaled for AIU. Lastly, we continue to develop partnerships with a growing number of corporations to provide us opportunities to fill their unmet employment needs and new student enrollments from these partnerships increased approximately 55% in the current quarter as compared to the prior year quarter.

On July 31, 2015, we announced the appointment of Todd Nelson to the position of President and Chief Executive Officer. Mr. Nelson is expected to join the Company on August 12, 2015 and will also be appointed to the Board of Directors for Career Education. Mr. Nelson’s career includes leadership of several of the largest education companies in the U.S. He served as Chief Executive Officer and a director of Education Management Corporation, where he ultimately served as Chairman of the Board. Prior to his service at Education Management Corporation, Mr. Nelson held several roles of increasing responsibility at the University of Phoenix and Apollo Group Inc. (now known as Apollo Education Group, Inc.), including serving as the Chairman, President and Chief Executive Officer of Apollo. While under his leadership, both companies experienced enrollment and financial growth, development and implementation of new programs and acquisitions of additional schools and programs. Mr. Nelson’s proven leadership skills and industry background coupled with our existing strong leadership team will drive our commitment to a successful transformation strategy.

Progress on Restructuring Actions

During the second quarter of 2015, we announced the strategic decisions to exit our Career College business, to right size our corporate overhead and to streamline our University operations in order to focus our resources and attention on our University businesses — CTU and AIU. We expect these actions to be accretive to the results for 2015, excluding restructuring charges, driven by three key components of the transformation: the teach-out and divestitures of our Transitional Group and our LCB campuses, the right-sizing of our corporate overhead and ongoing efforts to continue to drive operating efficiencies within our University Group. Overall, we expect our transformation efforts to remove approximately $375 million(1) of costs by the end of 2018 compared to annualized second quarter 2015 operating expenses for both continuing and discontinued operations, excluding asset impairments.

We have ceased operations at two campuses within the Transitional Group segment during the current quarter and expect the gradual discontinuation of operations at a majority of the remaining campuses to be complete by 2017 with any remaining teach-outs expected to be complete in 2018. While a campus is completing the teach-out process, we will focus on providing our students with a quality education and career placement services so that they can complete their education and to help them secure employment. Additionally, we completed the sale of Brooks Institute during the current quarter, signed an asset purchase agreement for our Missouri College campus and are working with a potential buyer for Briarcliffe College.

We continue to make progress in the sale of our LCB campuses and a number of prospective buyers have initiated due diligence processes. We continue to expect to reach an agreement with a new owner sometime before the end of 2015 and, pending regulatory approval, close the transaction by early 2016. As part of our quarterly accounting procedures, we assessed the fair value of our LCB campuses held for sale and recorded an impairment charge of approximately $9.7 million during the current year quarter. The fair value of our LCB assets held for sale was determined based upon management’s estimates and assumptions regarding projected future operating results and cash flows as well as an appropriate discount rate. Although we believe these assumptions are reasonable, as we continue the sale process for our LCB campuses, we will evaluate the offers received in future quarters to determine if an adjustment to our fair value calculation is warranted. In addition, if we are unable to successfully conclude the sale of our LCB campuses, it will require us to revise our transformation strategy to minimize the negative impact on our transformation strategy and future results.

With the announced teach-outs and divestitures, we expect reductions in our centralized support staff to align our corporate overhead with the changing organization and to sharpen our focus on costs within the University Group to be more in line with leading education peers. As a result, we recorded approximately $12.6 million of severance and related charges during the current quarter to account for these restructuring decisions. We expect the cash outlay for these severance charges to occur through 2018 as we continue to right-size as we complete the teach-out or divestitures of our Career Colleges and LCB campuses; although some costs related to marketing and admissions were able to be reduced immediately upon announcement.

We expect to record approximately $32 to $38 million of restructuring charges in total related to the teach-out and divestiture announcement made in the second quarter of 2015. In addition to the severance costs of $12.6 million recorded during the current quarter, we anticipate recording real estate charges associated with exiting lease obligations of approximately $20—$25 million for the newly announced teach-out campuses. These estimated charges are based on several assumptions, including timing of campus teach-outs, sales of campuses and implementation of support services realignment, and are subject to change. These real estate charges will result in future cash expenditures through 2023 for lease obligations as certain campuses have lease terms ranging beyond their anticipated teach-out completion date. However, the charges will be recorded upon each campus’ cease use date, and will reflect the remaining lease obligations at that time, offset with an estimate of sublease income. These estimated real estate charges are in addition to the approximate $12 million of real estate charges expected for our legacy teach-out campuses which were announced prior to May 2015.

Lastly, our ongoing transformation involves ongoing efforts to create additional efficiencies within our core University Group. Our increased profitability during the current quarter illustrates cost containment initiatives that have already occurred. Additionally, we expect to further expand these efforts over the next several periods as we continue to leverage our existing cost structure against flat-to-modest total enrollment growth and our existing online platform. We expect to achieve mid-single digit operating margins on a consolidated level during 2016 and expect to continue to make progress toward competitive operating margins.

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

Adjusted EBITDA	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014
($ in thousands)
University Group and Corporate:
Pre-tax loss from continuing operations	$(10,218)	$(24,990)	$(7,747)	$(31,651)	$(11,664)
Transitional Group pre-tax loss	32,624	30,470	23,788	40,764	25,364
Interest (income) expense, net	(52)	2	(38)	(120)	(177)
Depreciation and amortization (1)	3,956	4,361	5,170	5,402	5,732
Stock-based compensation (1)	530	940	966	950	1,020
Legal settlements (1) (2)	—	—	—	—	(400)
Asset impairments (1)	—	—	—	73	—
Unused space charges (1) (3)	(348)	556	(373)	(368)	(363)
Insurance recovery	—	—	—	(8,588)	—
Cumulative adjustment related to revenue recognition (1)	94	93	1,354	—	—

Adjusted EBITDA—University Group and Corporate	$26,586	$11,432	$23,120	$6,462	$19,512

Memo: Advertising Expenses	$34,258	$50,587	$36,731	$50,410	$37,407

Transitional Group and Discontinued Operations:
Pre-tax loss from discontinued operations	$(11,252)	$(102)	$(17,195)	$(15,201)	$(33,046)
Transitional Group pre-tax loss	(32,624)	(30,470)	(23,788)	(40,764)	(25,364)
Loss on sale of business (4)	917	—	—	—	311
Depreciation and amortization (4)	3,231	2,351	7,319	7,739	8,662
Legal settlements (4)	(166)	1,485	—	225	2,000
Asset impairments (4)	11,372	6,019	14,203	14,412	7,454
Unused space charges (3) (4)	(2,305)	(2,424)	(2,063)	(3,343)	920
Cumulative adjustment related to revenue recognition (4)	13	(67)	1,029	—	—

Adjusted EBITDA—Transitional and Discontinued Operations	$(30,814)	$(23,208)	$(20,495)	$(36,932)	$(39,063)

Consolidated Adjusted EBITDA	$(4,228)	$(11,776)	$2,625	$(30,470)	$(19,551)

(1)	Quarterly amounts relate to the University Group and Corporate
(2)	Legal settlement amounts are net of insurance recoveries
(3)	Unused space charges include initial charge and subsequent accretion
(4)	Quarterly amounts relate to Transitional Group and Discontinued Operations

Adjusted EBITDA for the University Group and Corporate improved $7.1 million or 36.3% for the second quarter of 2015 as compared to the same quarter last year as we continued to execute against our cost containment initiatives. Adjusted EBITDA was $26.6 million for the second quarter of 2015 as compared to $19.5 million for the second quarter of 2014. We continue to expect positive Adjusted EBITDA from our University Group and Corporate for the full year 2015 as improvement in operating margins for our University Group continues throughout 2015, although quarterly operating margins will be impacted by seasonal marketing spend.

Adjusted EBITDA for the Transitional Group and Discontinued Operations was -$30.8 million, an improvement of $8.2 million as compared to -$39.1 million for the second quarter of 2014. This favorability was a result of the completion of teach-out operations at campuses that have now closed and continued focus on exiting and reducing real estate lease obligations once a teach-out is complete. Such lease obligations are a large component of our cost structure and cash usage. In addition to real estate leases associated with our ongoing operations, campuses that have completed the teach-out process more often than not have ongoing lease obligations that continue for some time. While we have added our Career Colleges to our Transitional Group, we expect to see the negative Adjusted EBITDA associated with Transitional Group and Discontinued Operations (excluding our LCB campuses) continue to improve as we complete the teach-outs with approximately -$100 million for 2015 and -$85 million for 2016(1).

Additionally, as a result of our strategic efforts and offerings focused primarily on online education, we continue to expect to achieve cash, cash equivalents, restricted cash and investments balances of more than $190 million for 2015, and we expect those balances to remain stable for 2016 and grow in 2017 and beyond.

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

(1)	The estimates provided above for future Transitional Group and Discontinued Operations Adjusted EBITDA (excluding LCB) and company-wide operating expense reductions are based on the following key assumptions, among others: (i) flat-to-modest total enrollment growth within the University Group over time, (ii) teach-outs and divestitures to occur as planned and performance consistent with historical experience, (iii) signed purchase agreement for LCB by year end and transaction closed by early 2016, (iv) achievement of projected rates of recovery for our real estate lease obligations which are consistent with historical experience, (v) right-sizing of our Corporate expense structure to serve primarily online institutions, (vi) no material changes in the legal or regulatory environment, and (vii) consistent working capital trends as compared to historical results. All projections for 2016 and beyond assume a completed sale of our LCB campuses. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that we may undertake in the future, actual results could differ from these estimates.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2015 and 2014 (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2015	% of Total Revenue	2014	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
TOTAL REVENUE	$174,780		$186,172		$357,082		$384,326

OPERATING EXPENSES
Educational services and facilities (1)	53,949	30.9%	59,001	31.7%	108,900	30.5%	120,639	31.4%
General and administrative (2)
Advertising	40,115	23.0%	47,982	25.8%	100,745	28.2%	106,231	27.6%
Admissions	23,744	13.6%	26,577	14.3%	48,519	13.6%	54,923	14.3%
Administrative	53,110	30.4%	48,828	26.2%	102,831	28.8%	105,623	27.5%
Bad debt	4,396	2.5%	5,664	3.0%	8,418	2.4%	10,720	2.8%

Total general and administrative expense	121,365	69.4%	129,051	69.3%	260,513	73.0%	277,497	72.2%
Depreciation and amortization	7,113	4.1%	9,368	5.0%	13,898	3.9%	19,313	5.0%
Asset impairment	1,685	1.0%	3	0.0%	7,704	2.2%	77	0.0%

OPERATING LOSS	(9,332)	-5.3%	(11,251)	-6.0%	(33,933)	-9.5%	(33,200)	-8.6%

PRETAX LOSS	(10,218)	-5.8%	(11,664)	-6.3%	(35,208)	-9.9%	(33,106)	-8.6%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(747)	-0.4%	1,854	1.0%	(958)	-0.3%	2,074	0.5%

Effective tax rate	-7.3%		15.9%		-2.7%		6.3%
LOSS FROM CONTINUING OPERATIONS	(9,471)	-5.4%	(13,518)	-7.3%	(34,250)	-9.6%	(35,180)	-9.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(11,252)	-6.4%	(33,046)	-17.8%	(11,354)	-3.2%	(69,527)	-18.1%

NET LOSS	$(20,723)	-11.9%	$(46,564)	-25.0%	$(45,604)	-12.8%	$(104,707)	-27.2%

(1)	Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: salaries and benefits of faculty, academic administrators, and student support personnel, and costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, restaurant services and contract training.
(2)	General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

Current quarter and current year to date revenue decreased 6.1% and 7.1%, respectively, as compared to the prior periods driven by the overall decline in total student enrollment. Excluding our Transitional Group campuses, which no longer enroll new students as they teach out the campus, revenue increased approximately 2.6% for the current quarter and 0.8% for the current year to date as compared to the respective prior periods. We experienced increases in revenue within both CTU and AIU for the current year quarter as compared to the prior year quarter driven by increase in total student enrollments within CTU and revenue per student within our AIU segment.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2015	% of Total Revenue	2014	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
Educational services and facilities:
Academics & student related	$37,825	21.6%	$41,581	22.3%	$75,601	21.2%	$85,043	22.1%
Occupancy	16,124	9.2%	17,420	9.4%	33,299	9.3%	35,596	9.3%

Total educational services and facilities	$53,949	30.9%	$59,001	31.7%	$108,900	30.5%	$120,639	31.4%

The decrease in educational services and facilities expense as compared to the prior year quarter and year to date is primarily driven by lower academic costs within our Transitional Group, most notably faculty and bookstore costs as a result of decreasing total student enrollments. The University Group also experienced improvement in occupancy and academic costs as a percentage of revenue as we continue to closely monitor the variable costs while maintaining optimal student-teacher ratios.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2015	% of Total Revenue	2014	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
General and administrative:
Advertising	$40,115	23.0%	$47,982	25.8%	$100,745	28.2%	$106,231	27.6%
Admissions	23,744	13.6%	26,577	14.3%	48,519	13.6%	54,923	14.3%
Administrative	53,110	30.4%	48,828	26.2%	102,831	28.8%	105,623	27.5%
Bad Debt	4,396	2.5%	5,664	3.0%	8,418	2.4%	10,720	2.8%

Total general and administrative expense	$121,365	69.4%	$129,051	69.3%	$260,513	73.0%	$277,497	72.2%

General and administrative expense has decreased for the current quarter and current year to date as compared to the respective prior year periods, primarily due to decreases within advertising, admissions and bad debt expenses, which were slightly offset with an increase in administrative expense during the current quarter. Administrative expenses increased during the current year quarter by $4.3 million primarily due to restructuring charges. Admissions costs have decreased primarily in salary and related expenses due to headcount reductions made in response to decreasing enrollments as well as the Transitional Group no longer enrolling new students. The decreased advertising expense is substantially related to the elimination of advertising on Career Colleges brands as a result of the strategic decision to teach-out Career Colleges. Bad debt expense decreased as a percentage of revenue primarily due to a change in how we recognize revenue for students who have withdrawn prior to completing their course of study. Beginning in the fourth quarter of 2014, we recognize revenue on a cash-basis for these students after withdrawal. In the prior year quarter, revenue was recognized immediately upon the withdrawal of a student with a corresponding charge to bad debt expense for the portion deemed uncollectible.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2015	% of Segment Revenue	2014	% of Segment Revenue	2015	% of Segment Revenue	2014	% of Segment Revenue
Bad debt expense:
CTU	$2,849	3.3%	$3,524	4.1%	$5,113	3.0%	$5,793	3.4%
AIU	780	1.5%	745	1.5%	2,042	1.9%	3,084	3.0%

Total University Group	3,629	2.6%	4,269	3.2%	7,155	2.6%	8,877	3.2%

Corporate and Other	(225)	NM	95	NM	(85)	-109.0%	(86)	-62.3%
Transitional Group	992	2.7%	1,300	2.5%	1,348	1.7%	1,929	1.8%

Total	4,396	2.5%	5,664	3.0%	8,418	2.4%	10,720	2.8%

Operating Loss

The operating loss reported for the current quarter improved $1.9 million and increased by $0.7 million for the year to date as compared to the corresponding prior periods. Decreases in expenses during the current year quarter more than offset the decline in revenue. Initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions continue to drive improvements in operating margins.

(Benefit from) Provision for Income Taxes

As of December 31, 2014, we reported a total deferred tax valuation allowance of $150.4 million within our consolidated balance sheet. We have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of June 30, 2015. The effective tax benefit for the quarter and year to date ended June 30, 2015 was approximately $0.7 million and $1.0 million, respectively, resulting primarily from adjustments for uncertain tax positions. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that may cause a change in judgment about the realizability of the deferred tax assets.

Loss from Discontinued Operations

The results of operations for campuses that have been taught out or sold prior to 2015, as well as our LCB campuses which are held for sale, are presented within discontinued operations. During the first quarter of 2015, the Company adopted the new accounting guidance impacting the presentation of financial statements for discontinued operations, which limits the discontinued operations treatment if the group being sold or disposed of does not meet the definition of a strategic business shift. During the second quarter of 2015, the Company completed the teach-out of the Sanford-Brown Cleveland and Sanford-Brown Fenton campuses which continue to be reported under the Transitional Group within continuing operations as a result of this new guidance.

Asset Held For Sale – Le Cordon Bleu

During the fourth quarter of 2014, our Board of Directors approved a plan to sell our 16 Culinary Arts campuses (“LCB”). Our decision to pursue the divestiture of LCB was the result of an ongoing portfolio review undertaken to evaluate the strategic direction of the Company. As a result of the decision to sell LCB, the results of operations for the entities to be sold are classified within loss from discontinued operations as of June 30, 2015.

Revenue, operating expenses, loss from discontinued operations, new student enrollments and total student enrollments for our LCB asset held for sale for the quarters and years to date ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2015	2014	2015 vs 2014 % Change	2015	2014	2015 vs 2014 % Change
Revenue	$42,048	$42,566	-1.2%	$86,760	$84,813	2.3%

Operating Expenses:
Educational services and facilities	19,115	19,965	-4.3%	39,058	39,305	-0.6%
General and administrative	23,806	30,663	-22.4%	48,331	67,348	-28.2%
Depreciation and amortization	—	4,310	-100.0%	1	8,578	-100.0%
Asset impairment	9,687	7,400	30.9%	9,687	7,400	30.9%

Total operating expenses	52,608	62,338	-15.6%	97,077	122,631	-20.8%

Operating loss	$(10,560)	$(19,772)	-46.6%	$(10,317)	$(37,818)	-72.7%

Loss from discontinued operations	$(10,532)	$(19,772)	-46.7%	$(10,282)	$(37,793)	-72.8%

New student enrollments	1,450	1,890	-23.3%	3,490	4,190	-16.7%
Total student enrollments	7,800	8,000	-2.5%	7,800	8,000	-2.5%

Current quarter revenue for LCB decreased by $0.5 million or 1.2% and current year to date revenue increased by $1.9 million or 2.3%, as compared to the respective prior year periods. This year to date increase in revenue was primarily a result of the reintroduction of the Associates degree program, which began to positively impact the revenue comparison for the current year.

The loss from discontinued operations for LCB improved by $9.2 million for the current year quarter and $27.5 million for the current year to date as compared to the respective prior year periods. The improvement in loss from discontinued operations for the year to date period is primarily a result of decreases in administrative expenses as well as the decrease due to no longer recording depreciation expense for held for sale assets in the current year. Administrative expenses decreased primarily due to higher legal settlements in the prior year period and higher management fee allocations in the prior year periods as compared to the current year. In accordance with ASC Topic 205 – Presentation of Financial Statements, general corporate overhead cannot be allocated to discontinued operations.

As part of our quarterly accounting procedures, we assessed the fair value of our LCB campuses held for sale and recorded an impairment charge of approximately $9.7 million during the current year quarter. The fair value of our LCB assets held for sale was determined based upon management’s estimates and assumptions regarding projected future operating results and cash flows as well as an appropriate discount rate. Although we believe these assumptions are reasonable, as we continue the sale process for our LCB campuses, we will evaluate the offers received in future quarters to determine if an adjustment to our fair value calculation is warranted.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING (LOSS) INCOME			OPERATING MARGIN (LOSS)
	2015	2014	% Change	2015	2014	% Change	2015	2014
REVENUE:
CTU	$86,174	$85,041	1.3%	$24,263	$20,957	15.8%	28.2%	24.6%
AIU	52,024	49,685	4.7%	5,174	(1,331)	NM	9.9%	-2.7%

Total University Group	138,198	134,726	2.6%	29,437	19,626	50.0%	21.3%	14.6%

Corporate and Other	39	38	2.6%	(7,036)	(5,513)	-27.6%	NM	NM
Transitional Group	36,543	51,408	-28.9%	(31,733)	(25,364)	-25.1%	NM	NM

Total	$174,780	$186,172	-6.1%	$(9,332)	$(11,251)	17.1%	-5.3%	-6.0%

	For the Year To Date Ended June 30,
	REVENUE			OPERATING (LOSS) INCOME			OPERATING MARGIN (LOSS)
	2015	2014	% Change	2015	2014	% Change	2015	2014
REVENUE:
CTU	$171,301	$171,961	-0.4%	$38,879	$35,438	9.7%	22.7%	20.6%
AIU	105,090	102,258	2.8%	2,287	(4,914)	NM	2.2%	-4.8%

Total University Group	276,391	274,219	0.8%	41,166	30,524	34.9%	14.9%	11.1%

Corporate and Other	78	138	-43.5%	(12,896)	(16,649)	22.5%	NM	NM
Transitional Group	80,613	109,969	-26.7%	(62,203)	(47,075)	-32.1%	NM	NM

Total	$357,082	$384,326	-7.1%	$(33,933)	$(33,200)	-2.2%	-9.5%	-8.6%

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended June 30,			For the Year to Date Ended June 30,			As of June 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
CTU	5,670	5,280	7.4%	10,710	10,100	6.0%	20,600	19,800	4.0%
AIU (1)	2,280	2,010	13.4%	7,370	7,910	-6.8%	10,700	10,800	-0.9%

Total University Group	7,950	7,290	9.1%	18,080	18,010	0.4%	31,300	30,600	2.3%

Transitional Group (2)	830	1,660	NM	2,660	4,660	NM	7,000	10,300	NM

Total	8,780	8,950	-1.9%	20,740	22,670	-8.5%	38,300	40,900	-6.4%

(1)	Beginning in the second quarter of 2014, AIU changed its methodology related to certain cancelled student enrollments. As a result, excluding this impact, AIU’s new student enrollments decreased 8.1% for the current quarter versus the prior year quarter. There is no impact to the year to date comparison.
(2)	Teach-out campuses within the Transitional Group segment no longer enroll new students; students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter and year to date revenue increased by 2.6% and 0.8%, respectively, as a result of a 2.3% increase in total student enrollments as compared to the prior year periods. New student enrollments remained relatively flat on a year to date basis as compared to the prior year period. A new student enrollment increase of 6.0% for CTU was partially offset with a 6.8% decrease within AIU in the current year to date. The decrease within AIU was due to decreased applications for this segment in the current year to date. Current quarter revenue for our CTU and AIU segments increased 1.3% and 4.7%, respectively, as compared to the prior year quarter. We continue to see positive trends in overall total student enrollments as we progress through the year as a result of operational changes made to our admissions process.

Current quarter and year to date operating income for the University Group increased $9.8 million or 50.0%, and $10.6 million or 34.9%, respectively, as compared to the respective prior year periods. The increase is primarily driven by an overall decrease in operating expenses and increases in revenue. Most expense categories were lower when compared to the prior year periods, with the exception of administrative expenses and advertising expense. The increase in administrative expense is primarily due to increased management fees during the current year periods as a result of general corporate overhead no longer being allocated to the LCB campuses and therefore increasing the percent allocated to the University Group. Advertising expense increased due to increased spending within certain marketing channels for AIU within the first quarter of 2015 to assist with increasing new student interest.

Transitional Group. This segment includes our campuses which are currently being taught out as of June 30, 2015. In addition, this group also includes campuses which have completed their teach-out activities or have been sold subsequent to January 1, 2015. The current quarter and year to date decline in revenue as compared to the prior year quarter and year to date resulted from a decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students once a teach-out is announced. We expect revenue to continue to decline as compared to prior periods as campuses continue to wind down their operations.

The operating loss within the Transitional Group increased by $6.4 million for the current year quarter and $15.1 million for the current year to date as compared to the respective prior year periods. As we continue to wind down programs within our Transitional Group, certain fixed overhead expenses related to academics and administration will be able to be removed from the business.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs increased $1.5 million for the current quarter as compared to the prior year quarter and decreased $3.8 million for the year to date as compared to the prior year. The increase in cost for the current quarter is primarily driven by restructuring charges related to the reorganization efforts across our campus and corporate functions.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of June 30, 2015, cash, cash equivalents, restricted cash and short-term investments totaled $196.7 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in an increase in net cash used in operating activities and we expect continued net cash usage in operating activities. However, as we execute on our strategic imperatives, we expect continued improving cash trends in the business driven by continued reductions in cash usage related to our Transitional Group and Discontinued Operations, improved financial performance for our University Group, reduced expenses due to our right-sizing initiatives, reduced real estate obligations and reduced legal costs. As a result, we expect to maintain cash, cash equivalents, restricted cash and investment balances of more than $190 million in 2015, and we expect those balances to remain stable in 2016 as compared to 2015 and grow in 2017 and beyond. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Restricted cash balances as of June 30, 2015 approximate $13.4 million and are comprised of restricted cash balances for certificates of deposit to provide securitization for letters of credit.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 11 “Contingencies” to our unaudited condensed consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

In particular, to participate in Title IV Programs, our institutions must either satisfy standards of financial responsibility prescribed by ED, or be subjected to additional oversight, required to post a letter of credit in favor of ED or placed on provisional certification. These regulations require each eligible higher education institution to, among other things, satisfy a quantitative standard of financial responsibility that is a weighted average composite score of three annual tests which assess the financial condition of the institution. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Financial Responsibility Standards,” in our Annual Report for Form 10-K for the year ended December 31, 2014 for more information regarding ED’s standards of financial responsibility.

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite score. Our composite score for the consolidated entity for each of the years ended December 31, 2013 and 2014 was 1.5, which are considered financially responsible without conditions or additional oversight. The Company continuously monitors compliance with ED’s standards of financial responsibility. In order to remain financially responsible for 2015 and 2016, as defined by ED, the Company is exploring additional steps which include further cost reductions, investing in new business technologies, long-term borrowing options, acquisitions or divestitures, modifying our capital structure and other organization changes. Additionally, our investment decisions, such as the use of our cash, will be impacted by the course of action we choose.

There can be no assurance that the Company’s actions will result in the Company remaining financially responsible as defined by ED. For example, a failure to successfully implement our plan to sell our Culinary Arts campuses would negatively impact our financial responsibility composite score. Additionally, our plans to reduce costs through closure of campuses may negatively impact our composite score in the short term. We believe that recent developments in the proprietary postsecondary education industry have negatively impacted the availability and cost of capital for companies in the industry, which may impact the course of action we choose and our future compliance with ED’s financial responsibility standards. Further, there is some uncertainty regarding ED’s treatment of certain components of the financial responsibility composite score.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2015 and 2014, net cash flows used in operating activities totaled $26.6 million and $81.3 million, respectively. The current year operating cash usage included cash receipt of $14.0 million for an income tax refund offset with payments of $18.9 million of real estate payments for lease obligations of vacated facilities, of which $9.2 million was paid to exit facilities which reduced future lease obligations by $27.2 million, as well as $4.9 million of cash payments for legal settlements and separation payments for the previous CEO. The prior year to date cash usage included legal settlement payments of $21.6 million.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For each of the years to date ended June 30, 2015 and 2014, approximately 77% of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see Item 1, “Business – Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the years to date ended June 30, 2015 and 2014, net cash used in investing activities totaled $4.7 million and $100.2 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $2.3 million net cash inflow and $92.9 million net cash outflow during the years to date ended June 30, 2015 and 2014, respectively.

Capital Expenditures. Capital expenditures decreased to $5.0 million for the year to date ended June 30, 2015 as compared to $7.0 million for the year to date ended June 30, 2014. Capital expenditures represented 1.1% and 1.5% of total revenue of continuing and discontinued operations during the years to date ended June 30, 2015 and 2014, respectively.

Financing Cash Flows

During the years to date ended June 30, 2015 and 2014, net cash flows provided by financing activities totaled $0.4 million and $1.0 million, respectively.

Credit Agreement. On October 31, 2014, we entered into a $120.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016 and replaced our previous credit agreement entered into on December 30, 2013. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the year to date of 2015, we repaid the $10.0 million which was borrowed under the Credit Agreement during the fourth quarter of 2014. As of June 30, 2015, we have no outstanding borrowing under the Credit Agreement and we remain in compliance with the covenants of the Credit Agreement.

Restricted Cash. As of June 30, 2015, we had approximately $13.4 million of restricted cash related to certificates of deposit to secure outstanding letters of credit. As of December 31, 2014, our restricted cash balances approximated $22.9 million related to collateralization of borrowings under our Credit Agreement and certificates of deposit to secure outstanding letters of credit.

Contractual Obligations

As of June 30, 2015, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2015 (4)	2016	2017	2018	2019	2020 & Thereafter	Total
Gross operating lease obligations (1)
CTU	$1,717	$1,538	$1,578	$1,627	$1,678	$2,417	$10,555
AIU	8,628	6,411	6,522	6,676	6,207	2,903	37,347

Total University Group	10,345	7,949	8,100	8,303	7,885	5,320	47,902
Corporate and Other	5,303	4,799	4,485	4,575	4,666	13,741	37,569

Subtotal	15,648	12,748	12,585	12,878	12,551	19,061	85,471
Transitional Group	29,841	25,317	22,655	21,388	14,922	16,856	130,979
Discontinued Operations (Excluding Culinary Arts)	15,896	14,442	12,996	6,734	1,438	620	52,126
Discontinued Operations (Culinary Arts)	22,549	23,269	17,818	16,464	12,495	11,615	104,210

Total gross operating lease obligations (2)	$83,934	$75,776	$66,054	$57,464	$41,406	$48,152	$372,786

Sublease income (3)
CTU	$12	$5	$—	$—	$—	$—	$17
AIU	1,407	113	—	—	—	—	1,520

Total University Group	1,419	118	—	—	—	—	1,537
Corporate and Other	35	—	—	—	—	—	35

Subtotal	1,454	118	—	—	—	—	1,572
Transitional Group	564	457	159	—	—	—	1,180
Discontinued Operations (Excluding Culinary Arts)	4,805	4,879	4,827	801	675	620	16,607
Discontinued Operations (Culinary Arts)	2,201	2,643	2,696	2,490	1,147	376	11,553

Total sublease income	$9,024	$8,097	$7,682	$3,291	$1,822	$996	$30,912

Net operating lease obligations
CTU	$1,705	$1,533	$1,578	$1,627	$1,678	$2,417	$10,538
AIU	7,221	6,298	6,522	6,676	6,207	2,903	35,827

Total University Group	8,926	7,831	8,100	8,303	7,885	5,320	46,365
Corporate and Other	5,268	4,799	4,485	4,575	4,666	13,741	37,534

Subtotal	14,194	12,630	12,585	12,878	12,551	19,061	83,899
Transitional Group	29,277	24,860	22,496	21,388	14,922	16,856	129,799
Discontinued Operations (Excluding Culinary Arts)	11,091	9,563	8,169	5,933	763	—	35,519
Discontinued Operations (Culinary Arts)	20,348	20,626	15,122	13,974	11,348	11,239	92,657

Total net contractual lease obligations (2)	$74,910	$67,679	$58,372	$54,173	$39,584	$47,156	$341,874

(1)	Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.
(2)	Certain real estate properties are shared by campuses within multiple segments. The lease obligations for shared locations are reported under the segment which holds the legal title to the lease.
(3)	Amounts provided are for executed sublease arrangements.
(4)	Amounts provided are for the full year of 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of June 30, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of June 30, 2015 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of June 30, 2015, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of June 30, 2015 and December 31, 2014. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 11 “Contingencies” to our unaudited condensed consolidated financial statements is incorporated herein by reference.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2014				$183,296,772
January 1, 2015—January 31, 2015	—	$—	—	183,296,772
February 1, 2015—February 28, 2015	—	—	—	183,296,772
March 1, 2015—March 31, 2015	75,987	5.48	—	183,296,772
April 1, 2015—April 30, 2015	—	—	—	183,296,772
May 1, 2015—May 31, 2015	441	4.13	—	183,296,772
June 1, 2015—June 30, 2015	1,138	4.01	—	183,296,772

Total	77,566		—

(1)	Includes 77,566 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares and restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of June 30, 2015, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

In connection with the appointment of Ronald D. McCray as Interim President and Chief Executive Officer, on March 6, 2015 he was issued 11,324 cash-settled restricted stock units (the “Non-Plan Award”) outside of the Company’s 2008 Incentive Compensation Plan, as amended (the “2008 Plan”), in addition to an award of stock-settled restricted stock units under the 2008 Plan. The terms of the Non-Plan Award, as well as the award made under the 2008 Plan, are set forth in a Current Report on Form 8-K filed by the Company on March 6, 2015. The Non-Plan Award was granted in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 6, 2015	By:	/s/ Ronald D. McCray
Ronald D. McCray Interim President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2015	By:	/s/ David Rawden
David Rawden Interim Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference to:

+4.1	Third Amendment to Credit Agreement dated as of June 25, 2015

*10.1	Amended and Restated 2015 Annual Incentive Award Program pursuant to the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”)	Exhibit 10.1 to our Form 8-K filed July 20, 2015

*10.2	Amendment to Restricted Stock Unit Agreements between Career Education Corporation and Ronald McCray dated July 17, 2015	Exhibit 10.2 to our Form 8-K filed July 20, 2015

+*10.3	Letter Agreement between Career Education Corporation and Lysa Clemens dated May 6, 2015

+*10.4	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2015, filed with the SEC on August 6, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2015 and June 30, 2014, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+	Filed herewith.