Form 10-Q
period 2015-09-30
CAREER EDUCATION CORP
filed 2015-11-04
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 28, 2015: 67,996,409

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$68,940	$93,832
Restricted cash	13,688	22,938
Short-term investments	116,790	122,858
Total cash and cash equivalents, restricted cash and short-term investments	199,418	239,628

Student receivables, net of allowance for doubtful accounts of $13,283 and $12,398 as of September 30, 2015 and December 31, 2014, respectively	27,696	24,564
Receivables, other, net	4,415	18,925
Prepaid expenses	13,360	14,679
Inventories	2,353	3,305
Other current assets	1,565	2,384
Assets held for sale	29,239	76,846
Assets of discontinued operations	347	473
Total current assets	278,393	380,804

NON-CURRENT ASSETS:
Property and equipment, net	54,680	73,083
Goodwill	87,356	87,356
Intangible assets, net	7,900	9,819
Student receivables, net of allowance for doubtful accounts of $1,628 and $2,119 as of September 30, 2015 and December 31, 2014, respectively	2,874	2,926
Other assets	16,901	18,571
Assets of discontinued operations	780	975
TOTAL ASSETS	$448,884	$573,534
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$10,000
Accounts payable	28,293	21,968
Accrued expenses:
Payroll and related benefits	31,208	29,545
Advertising and production costs	15,026	13,162
Income taxes	1,717	1,633
Other	22,295	21,440
Deferred tuition revenue	31,004	37,572
Liabilities held for sale	45,187	50,357
Liabilities of discontinued operations	12,355	15,506
Total current liabilities	187,085	201,183

NON-CURRENT LIABILITIES:
Deferred rent obligations	34,999	48,381
Other liabilities	19,760	19,178
Liabilities of discontinued operations	12,597	22,859
Total non-current liabilities	67,356	90,418

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,874,634 and 82,336,689 shares issued, 67,981,417 and 67,521,038 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	829	823
Additional paid-in capital	610,063	606,531
Accumulated other comprehensive loss	(620)	(853)
Retained deficit	(200,242)	(109,403)
Cost of 14,893,217 and 14,815,651 shares in treasury as of September 30, 2015 and December 31, 2014, respectively	(215,587)	(215,165)
Total stockholders' equity	194,443	281,933
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$448,884	$573,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2015	2014	2015	2014
REVENUE:
Tuition and registration fees	$161,358	$181,761	$516,722	$563,806
Other	716	1,064	2,434	3,345
Total revenue	162,074	182,825	519,156	567,151

OPERATING EXPENSES:
Educational services and facilities	54,201	60,790	163,101	181,429
General and administrative	112,705	132,090	373,218	409,587
Depreciation and amortization	5,962	8,739	19,860	28,052
Asset impairment	—	12,938	7,704	13,015
Total operating expenses	172,868	214,557	563,883	632,083
Operating loss	(10,794)	(31,732)	(44,727)	(64,932)

OTHER (EXPENSE) INCOME:
Interest income	163	223	545	614
Interest expense	(170)	(103)	(502)	(292)
Loss on sale of business	(715)	—	(1,632)	—
Miscellaneous income (expense)	31	(39)	(377)	(147)
Total other (expense) income	(691)	81	(1,966)	175

PRETAX LOSS	(11,485)	(31,651)	(46,693)	(64,757)
Provision for (benefit from) income taxes	35	1,116	(923)	3,190
LOSS FROM CONTINUING OPERATIONS	(11,520)	(32,767)	(45,770)	(67,947)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(33,715)	(15,201)	(45,069)	(84,728)

NET LOSS	(45,235)	(47,968)	(90,839)	(152,675)

OTHER COMPREHENSIVE LOSS, net of tax:
Unrealized gains (losses) on investments	81	(108)	233	(243)
COMPREHENSIVE LOSS	$(45,154)	$(48,076)	$(90,606)	$(152,918)

NET LOSS PER SHARE - BASIC and DILUTED:
Loss from continuing operations	$(0.17)	$(0.49)	$(0.68)	$(1.01)
Loss from discontinued operations	(0.50)	(0.22)	(0.66)	(1.26)
Net loss per share	$(0.67)	$(0.71)	$(1.34)	$(2.27)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	67,961	67,209	67,798	67,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,839)	$(152,675)
Adjustments to reconcile net loss to net
cash used in operating activities:
Asset impairment	50,837	22,006
Depreciation and amortization expense	19,861	42,966
Bad debt expense	15,526	19,107
Compensation expense related to share-based awards	2,453	3,311
Loss on sale of businesses, net	1,632	311
(Gain) loss on disposition of property and equipment	(10)	32
Changes in operating assets and liabilities	(20,463)	(36,203)
Net cash used in operating activities	(21,003)	(101,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(64,056)	(131,487)
Sales of available-for-sale investments	69,436	51,540
Purchases of property and equipment	(7,926)	(10,558)
Proceeds on the sale of assets	2,272	—
Payments of cash upon sale of businesses	(4,125)	(387)
Net cash used in investing activities	(4,399)	(90,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,082	575
Payment on borrowings	(10,000)	—
Change in restricted cash	9,250	(674)
Net cash provided by (used in) financing activities	332	(99)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	178	121

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,892)	(192,015)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	475
Less: Cash balance of discontinued operations, end of the period	—	—
CASH AND CASH EQUIVALENTS, beginning of the period	93,832	318,468
CASH AND CASH EQUIVALENTS, end of the period	$68,940	$126,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, on-ground and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform that allow students to more efficiently pursue earning a degree by receiving course credit for knowledge they can already demonstrate. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

A detailed listing of individual campus locations and web links to Career Education’s colleges, institutions and universities can be found at www.careered.com.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “college,” “institution” and “university” refer to an individual, branded, proprietary educational institution owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our colleges, institutions or universities.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries (collectively, “CEC”). All intercompany transactions and balances have been eliminated.

We organize our business across three reporting segments: CTU, AIU (comprises University Group); and Transitional Group. Campuses included in our Transitional Group segment are those (i) currently being taught out and therefore no longer enrolling new students, (ii) campuses that completed their teach-out subsequent to January 1, 2015 or (iii) that have either been sold or are held for sale and which decisions were made subsequent to January 1, 2015. Those campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study. All prior periods have been recast to reflect our segments on a comparable basis and our results of operations for these campuses are recorded within continuing operations as part of the Transitional Group segment for all periods presented.

Effective January 1, 2015, ASC Topic 360 – Property, Plant and Equipment, limits discontinued operations reporting and thus as campuses cease teach-out operations on or after January 1, 2015, the results of operations for these campuses will remain within the results of continuing operations. Prior to January 1, 2015, campuses met the criteria for discontinued operations upon completion of the teach-out. During the third quarter of 2015, the Company completed the teach-out of one Transitional Group campus, Sanford-Brown Tyson’s Corner, which continues to be reported as part of the Transitional Group as of September 30, 2015.

On September 1, 2015, the Company completed the sale of its Missouri College campus. The historical results of operations for the Missouri College campus continue to be reported within continuing operations as part of the Transitional Group and the loss on sale for this campus is reported within other (expense) income on our consolidated statements of loss and comprehensive loss.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure in-scope inventory at the lower of cost and net realizable value, further clarifying consideration for net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). For public business entities, ASU 2015-11 is effective for annual periods and interim periods beginning after December 15, 2016. The amendment in this ASU is prospectively applied with earlier adoption permitted.  We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. This ASU represents changes to clarify the FASB Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create significant administrative cost to most entities. The amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies by providing needed clarifications and improving the presentation of guidance. For all entities, ASU 2015-10 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating changes to the applicable Codifications and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU is intended to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 clarifying that there is no objection to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangements, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements.  The amendments in ASU 2015-03 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued ASU 2015-14 approving a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under US GAAP. The standard will be effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Nonpublic entities would be required to adopt the new standard for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Additionally, the FASB approved the option to early adopt prior to the original effective date (fiscal years beginning after December 15, 2016). We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

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

4. DISPOSITIONS

On September 1, 2015, we completed the sale of our Missouri College campus, located in Brentwood, Missouri, to Weston Education Group, a postsecondary education school providing a variety of certificate and degree programs to students for thirty-four years. This sale reflects our strategy to focus our resources and attention on our universities – Colorado Technical University and American InterContinental University. The sale does not meet the definition of a strategic shift under ASC Topic 360 and is therefore reported within continuing operations in accordance with FASB ASC Topic 205 – Presentation of Financial Statements.

We received no consideration for the sale of Missouri College and recorded a loss on sale of $0.9 million for the quarter ended September 30, 2015. The terms of the agreement provide that we make certain working capital payments to the buyer; accordingly, these amounts were included in the loss calculation. The loss on sale is included within other (expense) income on our unaudited condensed consolidated statements of loss and comprehensive loss.

5. DISCONTINUED OPERATIONS

As of September 30, 2015, the results of operations for campuses that have ceased operations prior to 2015 and all our Le Cordon Bleu (“LCB”) campuses that are held for sale are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Commencing January 1, 2015, in accordance with new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. During the third quarter of 2015, we did not have any campuses that met the criteria to be considered as a discontinued operation under the new guidance.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	For the Quarter Ended September 30, (1)		For the Year to Date Ended September 30, (1)
	2015	2014	2015	2014
Revenue	$41,413	$44,656	$128,176	$134,076
Operating expenses:
Educational services and facilities	21,124	23,197	60,528	85,363
General and administrative	20,583	30,771	69,657	109,762
Depreciation and amortization	—	4,403	1	14,914
Asset impairment (2)	33,446	1,547	43,133	8,991
Total operating expenses	75,153	59,918	173,319	219,030
Loss before income tax	$(33,715)	$(15,201)	$(45,069)	$(84,728)
Income tax expense (3)	—	—	—	—
Loss from discontinued operations, net of tax	$(33,715)	$(15,201)	$(45,069)	$(84,728)
Net loss per diluted share	$(0.50)	$(0.22)	$(0.66)	$(1.26)
Capital expenditures	$138	$1,110	$457	$1,714

(1)

Includes the results of operations for our LCB campuses that are held for sale, which met the criteria to be considered discontinued operations under ASC Topic 360, in addition to our Transitional Group campuses that completed their teach-out prior to 2015.

(2)	Asset impairment charges for the current year quarter and year to date relate to impairment recorded for our LCB campuses which are held for sale as a result of our fair value analysis.
(3)	Due to the valuation allowance against our net deferred taxes, there is no income tax benefit reported for the quarters and years to date ended September 30, 2015 and 2014.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets for campuses that have ceased operations or were sold as of September 30, 2015 and December 31, 2014 include the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Assets:
Current assets:
Receivables, net	$334	$473
Other current assets	13	—
Total current assets	347	473
Non-current assets:
Other assets, net	780	975
Total assets of discontinued operations (1)	$1,127	$1,448
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$172	$579
Remaining lease obligations	12,183	14,927
Total current liabilities	12,355	15,506
Non-current liabilities:
Remaining lease obligations	12,434	22,689
Other	163	170
Total liabilities of discontinued operations (1)	$24,952	$38,365

(1)

Excludes assets and liabilities for our LCB campuses which are presented within assets and liabilities held for sale on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. See Note 6 “Assets Held for Sale” for further details.

Remaining Lease Obligations

A number of the campuses that ceased operations prior to January 1, 2015 or vacated real estate properties for our LCB campuses held for sale, have remaining lease obligations that expire over time with the latest expiration in 2021. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations and within liabilities held for sale on our unaudited condensed consolidated balance sheets, for the quarters and years to date ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended September 30, 2015	$29,588	$60	$(3,456)	$50	$26,242
For the quarter ended September 30, 2014	$52,597	$121	$(7,091)	$336	$45,963
For the year to date ended September 30, 2015	$39,869	$(641)	$(13,612)	$626	$26,242
For the year to date ended September 30, 2014	$46,755	$13,540	$(19,881)	$5,549	$45,963

(1)

Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

6. ASSETS HELD FOR SALE

As of September 30, 2015, the Company continues to believe the sale of our Le Cordon Bleu Culinary Arts campuses, which decision was announced in the fourth quarter of 2014, will occur within the current reporting year or we will have an executed agreement pending regulatory approval. The assets and liabilities for the LCB campuses are included within assets and liabilities held for sale on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. The sale of the LCB campuses met the criteria to be treated as discontinued operations under ASC Topic 360. Accordingly, the results of operations are reported within discontinued operations in the unaudited condensed consolidated statements of loss and comprehensive loss. As we anticipate the sale of these assets to be completed within one year of the decision to sell, we have recorded the assets and liabilities related to these institutions within current assets and liabilities held for sale as of September 30, 2015.

Results of Operations

         The summary of unaudited results of operations for our assets held for sale for the quarters and years to date ended September 30, 2015 and 2014 were as follows (dollars in thousands):

Reported within loss from discontinued operations for our LCB campuses

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2015	2014	2015	2014
Revenue	$41,410	$44,499	$128,170	$129,312
Operating Expenses:
Educational services and facilities	20,687	21,750	59,745	61,055
General and administrative	20,473	29,546	68,804	96,894
Depreciation and amortization	—	4,282	1	12,860
Asset impairment	33,446	1,523	43,133	8,923
Total operating expenses	74,606	57,101	171,683	179,732
Operating loss	$(33,196)	$(12,602)	$(43,513)	$(50,420)

During the third quarter of 2015, we revalued our LCB campuses held for sale in accordance with ASC Topic 360 – Property, Plant and Equipment, and as a result recorded an impairment charge of $33.4 million. The determination of estimated fair value was based upon the receipt of indications of interest and this fair value measurement is categorized as Level 3 per ASC Topic 820, as little or no market data exists for these assets.

Assets and Liabilities of Assets Held for Sale

Assets and liabilities of assets held for sale on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 include the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Assets:
Receivables, net	$6,719	$8,303
Property and equipment, net	40,646	42,521
Other intangible assets	18,400	18,400
Other assets	6,600	7,622
Valuation allowance (1)	(43,126)	—
Total assets held for sale	$29,239	$76,846
Liabilities:
Accounts payable and accrued expenses	$9,712	$12,410
Deferred revenue	17,857	17,001
Remaining lease obligations	1,625	2,253
Other liabilities	15,993	18,693
Total liabilities held for sale	$45,187	$50,357

(1)	During the third quarter of 2015, the valuation allowance against our LCB assets held for sale was adjusted to $43.1 million to reflect the updated fair value for the LCB asset held for sale.

7. INVESTMENTS

Investments consist of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$2,795	$—	$(27)	$2,768
Non-governmental debt securities	86,932	11	(115)	86,828
Treasury and federal agencies	27,179	21	(6)	27,194
Total short-term investments	116,906	32	(148)	116,790
Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374
Total investments (available for sale)	$124,756	$32	$(624)	$124,164

	December 31, 2014
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$6,880	$1	$(56)	$6,825
Non-governmental debt securities	98,400	1	(271)	98,130
Treasury and federal agencies	17,928	6	(31)	17,903
Total short-term investments	123,208	8	(358)	122,858
Long-term investments (available for sale):
Municipal bond	7,850	—	(476)	7,374
Total investments (available for sale)	$131,058	$8	$(834)	$130,232

Our long-term investment in a municipal bond is comprised of debt obligations issued by states, cities, counties and other governmental entities, which earn federally tax-exempt interest. Our investment in an auction rate security (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of September 30, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of September 30, 2015 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

As of September 30, 2015, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, treasury and federal agencies and municipal bonds that are publicly traded and our investment in an ARS. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investment in an ARS is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of September 30, 2015 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the time of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our ARS investment has failed for multiple years. The security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$2,768	$7,374	$10,142
Non-governmental debt securities	—	86,828	—	86,828
Treasury and federal agencies	—	27,194	—	27,194
Totals	$—	$116,790	$7,374	$124,164

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$6,825	$7,374	$14,199
Non-governmental debt securities	—	98,130	—	98,130
Treasury and federal agencies	—	17,903	—	17,903
Totals	$—	$122,858	$7,374	$130,232

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended September 30, 2015 (dollars in thousands):

Balance at December 31, 2014	$7,374
Unrealized gain (loss)	—
Balance at September 30, 2015	$7,374

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheet, represents an international investment in a private company. As of September 30, 2015, our investment in an equity affiliate equated to a 30.7%, or $4.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning. During the quarter ended September 30, 2015, we recorded less than $0.1 million of loss related to our proportionate investment in CCKF within miscellaneous expense on our unaudited condensed consolidated statements of loss and comprehensive loss. In the prior year quarter, this investment was recorded as a cost method investment.

Credit Agreement

During the fourth quarter of 2014, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a First Amendment (the “First Amendment”) to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, increase the revolving credit facility to $120.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of September 30, 2015, there were no outstanding borrowings under the revolving credit facility.

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

As of September 30, 2015 and December 31, 2014, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $2.9 million for each period.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended September 30, 2015	$14,359	$5,527	$(4,975)	$14,911
For the quarter ended September 30, 2014	$16,582	$5,852	$(6,449)	$15,985
For the year to date ended September 30, 2015	$14,517	$13,945	$(13,551)	$14,911
For the year to date ended September 30, 2014	$17,570	$16,572	$(18,157)	$15,985

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $1.0 million and $1.4 million for the quarters ended September 30, 2015 and 2014, respectively, and $3.3 million and $4.5 million for the years to date ended September 30, 2015 and 2014, respectively.

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

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters and years to date ended September 30, 2015 and 2014 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1) (2)	Payments	Non-cash Adjustments (3)	Balance, End of Period
For the quarter ended September 30, 2015	$12,552	$52	$(2,214)	$(761)	$9,629
For the quarter ended September 30, 2014	$2,366	$3,195	$(338)	$(52)	$5,171
For the year to date ended September 30, 2015	$2,701	$13,432	$(5,223)	$(1,281)	$9,629
For the year to date ended September 30, 2014	$3,243	$3,195	$(1,032)	$(235)	$5,171

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance payments will result in future cash expenditures through 2018.
(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the quarters and years to date ended September 30, 2015 and 2014 by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2015	2014	2015	2014
CTU	$18	$426	$306	$426
AIU	4	96	343	96
Total University Group	22	522	649	522
Corporate and Other	—	997	4,318	997
Transitional Group	30	1,676	8,465	1,676
Total	$52	$3,195	$13,432	$3,195

The current portion of the accrual for severance and related charges was $6.6 million and $4.0 million as of September 30, 2015 and September 30, 2014, respectively, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $3.0 million and $1.2 million, respectively, is recorded within other non-current liabilities. In addition, as of September 30, 2015, we have accrued approximately $1.3 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained; $0.7 million was recorded during the quarter ended September 30, 2015.

In addition to the severance charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of September 30, 2015, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $20 million - $25 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $10.9 million and $13.1 million of charges related to remaining obligations which were recorded during the current year quarter and year to date, respectively.

10. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.6 million and $2.3 million at September 30, 2015 and December 31, 2014, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remained pending against defendants was based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process. On December 16, 2013, we filed a motion for summary judgment on a variety of substantive grounds. On September 29, 2014, the Court granted our motion for summary judgment and entered judgment in our favor. On October 2, 2014, relators filed a notice of appeal. The appeal was stayed pending the United States Supreme Court’s decision in Kellogg Brown & Root Servs., Inc. v. U.S. ex rel. Carter, No. 12-1497.  The Supreme Court issued its decision and relators moved to lift the stay and remand the case to the district court.  The case has been remanded to the district court.  The district court is currently considering additional arguments regarding whether it has jurisdiction over relators’ remaining claims.

Because of the many questions of fact and law that may arise on remand to the district court, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated, if we were to be found liable. Moreover, the case presents novel legal issues. Accordingly, we have not recognized any liability associated with this action.

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

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014); Hawaii (May 28, 2014 ); New Mexico (May 2014); Maryland (March 16, 2015); and the District of Columbia (June 3, 2015) (these 18 attorneys general are collectively referred to as the “Multi-State AGs”). In addition, the Company has received inquiries from the attorneys general of Florida (November 5, 2010), Massachusetts (September 27, 2012), Colorado (August 27, 2013) and Minnesota (September 18, 2014). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company intends to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible. In this regard, over the past several months the Company has participated in several meetings with representatives of the Multi-State AGs about the Company’s business and to engage in a dialogue towards a resolution of these inquiries.

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

Federal Trade Commission Inquiry

On August 20, 2015, the Company received a request for information pursuant to a Civil Investigative Demand from the U.S. Federal Trade Commission (“FTC”). The request was made pursuant to a November 2013 resolution by the FTC directing an investigation to determine whether unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The information request requires the Company to provide documents and information regarding a broad spectrum of the business and practices of its subsidiaries and institutions for the time period of January 1, 2010 to the present. The Company intends to cooperate with the FTC with a view towards resolving these inquiries as promptly as possible.

Because the FTC inquiry is in the early stages and because of the many questions of fact and law that may arise, we cannot predict the outcome of the inquiry.  Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact this inquiry might have on the Company because it is uncertain what remedies, if any, the FTC might ultimately seek in connection with this inquiry.

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, the U.S. Department of Education (“ED”) advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s previous Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication or reporting of placement rates or other disclosures to students or prospective students or finds any other basis in the materials we are providing, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions Title IV eligibility, or impose fines. In addition, all of the Company’s institutions are currently in the process of seeking recertification from ED to participate in Title IV Programs. We cannot predict whether, or to what extent, ED’s inquiry might impact this recertification process.

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

OIG Audit

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on

March 2, 2012. CTU disagreed with the OIG's proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU's response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU's response to the draft report, was forwarded to ED's Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of September 30, 2015, the Company has a $0.8 million reserve recorded related to this matter.

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

The following is a summary of our provision for (benefit from) income taxes and effective tax rate from continuing operations:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2015	2014	2015	2014
Pretax loss	$(11,485)	$(31,651)	$(46,693)	$(64,757)
Provision for (benefit from) income taxes	$35	$1,116	$(923)	$3,190
Effective rate	0.3%	3.5%	-2.0%	4.9%

As of December 31, 2014, we reported a total deferred tax valuation allowance of $150.4 million within our consolidated balance sheet. After considering both positive and negative evidence related to the likelihood of realization of the deferred tax assets, we have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of September 30, 2015. We recorded an effective tax provision for the quarter ended September 30, 2015 of less than $0.1 million and an effective tax benefit of $0.9 million for the year to date ended September 30, 2015.

The change in the federal and state valuation allowances impacted the effective tax rate benefit by 39.9% for the current year to date. The current quarter tax rate was also impacted by nominal uncertain tax position activity, the net effect of which resulted in a 0.3% effective tax rate.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.8 million in the next twelve months as a result of the completion of various state tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended September 30, 2015 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2015, we had accrued $2.6 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2012.

12. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of September 30, 2015, there were approximately 6.3 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of 3.0 million shares issuable upon exercise of outstanding options. This amount does not reflect 0.7 million and 0.1 million shares underlying restricted stock units and deferred stock units, respectively, as of September 30, 2015, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of September 30, 2015, we estimate that compensation expense of approximately $4.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the year to date ended September 30, 2015 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	3,782	$12.88
Granted	792	4.88
Exercised	(232)	2.72
Forfeited	(999)	4.32
Cancelled	(339)	19.32
Outstanding as of September 30, 2015	3,004	$13.68
Exercisable as of September 30, 2015	1,941	$18.48

Restricted Stock and Restricted Stock Units to be Settled in Stock. Restricted stock and restricted stock units to be settled in shares of stock generally become fully vested as follows: 25% per year over a four-year service period or one-third for each of the first through third anniversary of the grant date. Certain awards granted in 2015 to our former Interim Chief Executive Officer vest after one-year and are “performance-based” awards which are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares or units of restricted stock that vest at the end of the requisite service period or result in all shares or units being forfeited. Also, certain awards granted in the second quarter of 2015 for retention purposes are subject to accelerated vesting and cash settlement in the event of an involuntary not-for-cause termination of employment by the Company.

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the year to date ended September 30, 2015 (shares and units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2014	43	$21.63	556	$7.35	599
Granted	—	—	629	5.66	629
Vested	(39)	21.80	(183)	8.37	(222)
Forfeited	(3)	21.80	(333)	6.22	(336)
Outstanding as of September 30, 2015	1	$7.21	669	$6.05	670

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

The following table summarizes information with respect to all deferred stock units during the year to date ended September 30, 2015 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2014	117	$4.39
Granted	3	5.73
Vested (1)	(15)	4.39
Forfeited	—	—
Outstanding as of September 30, 2015	105	$4.43

(1)	The total vested awards exclude 0.3 thousand of vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally become fully vested 25% per year over a four-year service period beginning on the date of grant. Certain awards granted to our newly hired Chief Executive Officer outside of the 2008 Plan vest 50% per year over a two-year service period. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2008 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended September 30, 2015 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2014	1,842
Granted	1,020
Vested	(444)
Forfeited	(551)
Outstanding as of September 30, 2015	1,867

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $1.0 million of expense for the year to date 2015 for all cash-settled restricted stock units, of which $0.5 million was recorded during the quarter ended September 30, 2015.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended September 30, 2015 and 2014 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2015 (1)	2014	2015	2014
Stock Options	$289	$263	$683	$1,055
Restricted stock or units settled in stock	687	677	2,214	2,225
Restricted stock units settled in cash	463	763	1,007	3,108
Stock appreciation rights settled in cash	—	51	—	105
Total stock-based compensation expense	$1,439	$1,754	$3,904	$6,493

(1)

Stock-based compensation expense for the year to date 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2013, 2014 and 2015 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2015, 2016 and 2017, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of loss and comprehensive loss in the current period. We recorded $0.7 million of expense related to these awards for the year to date ended September 30, 2015, of which $1.0 million was recorded as expense during the third quarter ended September 30, 2015, offset against a previously recognized credit of $0.3 million for the six months ended June 30, 2015.

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

Due to the fact that we reported a loss from continuing operations for the quarters and years to date ended September 30, 2015 and 2014, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters and years to date ended September 30, 2015 and 2014.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance brand focus and operational alignment within each segment to more effectively execute our strategic plan. As of September 30, 2015, our three segments are:

University Group:

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for employment and of employers for a well-educated workforce and collectively offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences. Students pursue their degrees through fully-online programs through CTU Online, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2015, students enrolled at CTU represented approximately 56% of our total enrollments. Approximately 91% of CTU’s enrollments are fully online.

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies. Students pursue their degrees through fully-online programs through AIU Online, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2015, students enrolled at AIU represented approximately 30% of our total enrollments. Approximately 92% of AIU’s enrollments are fully online.

Transitional Group includes our campuses which are currently being taught out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study; they no longer enroll new students. In addition, the Transitional Group includes campuses which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, these campuses remain within continuing operations. The campuses within the Transitional Group that have not yet ceased operations as of September 30, 2015 will complete their teach-outs on varying dates through 2018.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
CTU	$85,433	52.7%	$82,410	45.1%	$18,616	$10,698
AIU	50,688	31.3%	51,889	28.4%	1,695	(4,194)
Total University Group	136,121	84.0%	134,299	73.5%	20,311	6,504
Corporate and Other	39	0.0%	52	0.0%	(8,040)	2,528
Transitional Group	25,914	16.0%	48,474	26.5%	(23,065)	(40,764)
Total	$162,074	100.0%	$182,825	100.0%	$(10,794)	$(31,732)

	For the Year to Date Ended September 30,
	Revenue				Operating (Loss) Income
	2015	% of Total	2014	% of Total	2015	2014
CTU	$256,734	49.5%	$254,371	44.9%	$57,495	$46,136
AIU	155,778	30.0%	154,147	27.2%	3,982	(9,108)
Total University Group	412,512	79.5%	408,518	72.0%	61,477	37,028
Corporate and Other	117	0.0%	190	0.0%	(20,936)	(14,121)
Transitional Group	106,527	20.5%	158,443	27.9%	(85,268)	(87,839)
Total	$519,156	100.0%	$567,151	100.0%	$(44,727)	$(64,932)

	Total Assets as of (1)
	September 30, 2015	December 31, 2014
CTU	$76,839	$73,458
AIU	53,943	51,755
Total University Group	130,782	125,213
Corporate and Other	270,158	332,672
Transitional Group	17,578	37,355
Subtotal	418,518	495,240
Assets held for sale	29,239	76,846
Discontinued Operations	1,127	1,448
Total	$448,884	$573,534

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

15. SUBSEQUENT EVENT

On October 2, 2015, Louis E. Caldera, a member of the Board of Directors (the “Board”) of the Company, resigned from the Board to pursue other interests. On October 13, 2015, we announced the departures of Jason Friesen, Senior Vice President and Chief University Education Officer, and Lysa Clemens, Senior Vice President, Transitional Operations and Chief Transformation Officer, from the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “expect,” “anticipate,” “believe,” “position us,” “will,” “plan,” “continue to,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•	declines in enrollment;
•

the success of our initiatives to divest our LCB culinary arts campuses and remaining Career College institutions, which could be impacted by the level of buyer interest and related valuations, required regulatory approvals, and the various factors noted in this paragraph, among other things;

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

Overview

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, on-ground and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform that allow students to more efficiently pursue earning a degree by receiving course credit for knowledge they can already demonstrate. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

On May 1, 2015, the Board of Directors of the Company approved the teach out of the Company’s remaining 15 Sanford-Brown campuses and the pursuit of divestiture options for the Company’s three additional Career Colleges campuses: Briarcliffe College, Brooks Institute and Missouri College.

We organize our business across three reporting segments: CTU, AIU (comprises University Group); and Transitional Group. Campuses included in our Transitional Group segment are those (i) currently being taught out and therefore no longer enrolling new students, (ii) campuses that completed their teach-out subsequent to January 1, 2015 or (iii) that have either been sold or are held for sale and which decisions were made subsequent to January 1, 2015. Those campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students complete their course of study. All prior periods have been recast to reflect our segments on a comparable basis and our results of operations for these campuses are recorded within continuing operations as part of the Transitional Group segment for all periods presented.

Effective January 1, 2015, ASC Topic 360 – Property, Plant and Equipment, limits discontinued operations reporting and thus as campuses cease teach-out operations going forward, the results of operations for these campuses will remain within the results of continuing operations. Prior to January 1, 2015, campuses met the criteria for discontinued operations upon completion of the teach-out. During the third quarter of 2015, the Company completed the teach-out of one Transitional Group campus, Sanford-Brown Tyson’s Corner, which continues to be reported under the Transitional Group as of September 30, 2015.

On September 1, 2015, the Company completed the sale of its Missouri College campus. During the second quarter of 2015, the Company completed the sale of its Brooks Institute campus. The historical results of operations for these campuses continue to be reported within continuing operations as part of the Transitional Group and the loss on sale for these campuses are reported within other (expense) income on our consolidated statements of loss and comprehensive loss.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2015 Third Quarter Overview
•	Consolidated Results of Operations
•	Segment Results of Operations
•	Summary of Critical Accounting Policies and Estimates
•	Liquidity, Financial Position and Capital Resources

Note Regarding Non-GAAP measures

The Company believes it is useful to present non-GAAP financial measures which exclude certain significant items as a means to understand the performance of its core business. As a general matter, the Company uses non-GAAP financial measures in conjunction with results presented in accordance with GAAP to help analyze the performance of its core business, assist with preparing the annual operating plan, and measure performance for some forms of compensation. In addition, the Company believes that non-GAAP financial information is used by analysts and others in the investment community to analyze the Company's historical results and to provide estimates of future performance and that failure to report non-GAAP measures could result in a misplaced perception that the Company's results have underperformed or exceeded expectations.

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

Non-GAAP financial measures, when viewed in a reconciliation to corresponding GAAP financial measures, provide an additional way of viewing the Company's results of operations and the factors and trends affecting the Company's business. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding financial results presented in accordance with GAAP.

2015 THIRD QUARTER OVERVIEW

During the third quarter of 2015, we continued to see the early success of our transformation initiatives implemented during the current year. The key components of our transformation plan include: teach-out or divest the Transitional Group campuses and LCB, right-size our Corporate function to better align with our University Group structure and drive efficiencies within our University Group operations. The postsecondary education industry is undergoing a paradigm shift in the way it serves its students and we believe that our core University Group’s strong brands and quality programs position us well to succeed. With more than 90% of our University Group students fully online, our transformation initiatives provide us with a stronger foundation and competitive position to build from.

Revenue from continuing operations declined $20.8 million or 11.4% due to an overall 14.1% decrease in total student enrollments, primarily as a result of our decision to divest or teach out our Career College businesses. Excluding our Transitional Group, revenue increased $1.8 million or 1.3% for the current year quarter as compared to the prior year quarter. For the current quarter, we reported an operating loss from continuing operations of $10.8 million as compared to an operating loss of $31.7 million for the prior year quarter. This improvement in operating loss was primarily due to elimination of costs within our Transitional Group and cost containment initiatives within our University Group and Corporate, partially offset with increased expenses related to restructuring charges. Lastly, we reported positive cash flow from operations of $5.6 million for the current year quarter. This positive cash flow from operations represents the first positive cash flow from operations in a third quarter since 2012. We expect our future operating cash flow to remain subject to typical seasonal trends.

For our University Group, revenue increased $1.8 million or 1.4% as compared to the prior year quarter, driven by increased total enrollment at CTU. Excluding the impact to revenue related to the change in accounting for withdrawn students, revenue increased 3.0% for the current year quarter as compared to the prior year quarter. While advertising expense decreased within the current year quarter as compared to the prior year quarter, the continued optimization of marketing spend contributed to the increase in revenue. New student enrollments for the University Group decreased 3.5% in the third quarter as compared to the prior year quarter. CTU’s relatively flat new student enrollment was more than offset with the decline in new student enrollments within AIU. The prior year quarter was impacted by a re-introduction of AIU’s television marketing campaign; this re-introduction represented the first time in several years that AIU utilized television marketing. Operating income for the University Group improved by 212.3% to $20.3 million due to increased revenue and continued cost containment execution.

The strength of our University offerings is evidenced by the growing number of corporations with whom we have developed partnerships that provide us opportunities to fill their unmet employment needs. As of the third quarter of 2015, we have more than 300 strategic relationships which provide us access to over five million potential students. Both AIU and CTU continue to work diligently with corporate partners about ways they can routinely engage and articulate the value of our educational services to their key employees.  We continue to re-invest the cost savings achieved through our restructuring activities to improve student outcomes through enhanced technology and during October, we introduced a new mobile application at CTU; we plan to scale this achievement for AIU.

As part of our quarterly impairment analysis, we completed an analysis of all indefinite-lived intangible assets to determine if a trigger was present which would necessitate the need to test for impairment. As a result of our assessment, we completed a fair value calculation for our AIU reporting unit due to identifying a triggering event associated with decreased projections compared to previously forecasted amounts. The result of the fair value calculation yielded no impairment. The fair value as a percent of carrying value of the AIU reporting unit was approximately 113%. As a result of the small gap between fair value and carrying value for this reporting unit, we will continue to closely monitor future projections to determine if further impairment analyses are warranted.

During October, we made several key leadership changes, including the addition of John Kline as Senior Vice President--AIU. Mr. Kline brings with him strong depth in terms of historical experience in the online education arena, including nearly 20 years of leadership experience with a strong track record of driving performance improvements within the organizations he has served. Additionally, Andrew Hurst, along with his role as President of CTU, was named Senior Vice President--CTU in recognition of the strong performance of CTU and Mr. Hurst’s extensive background in the industry. We are in the midst of interviewing potential candidates for the Chief Financial Officer position and expect to have the position filled by the end of the year.

The decision made in the prior quarter to teach-out or sell the remainder of our Career Colleges has put Career Education in a better position where we believe there is the greatest demand for high-quality education. Through the divestitures and teach-outs, we will be able to better prioritize our resources and focus on the growth of our online University institutions. Further, our offerings at both CTU and AIU are better aligned with the regulatory framework that will govern the long-term potential of this industry as we prioritize student outcomes, student retention and experiences. We continued to make progress with the teach-out of our Transitional campuses during the current year quarter and we have ceased operations at one additional campus during the current quarter. We expect the gradual discontinuation of operations at a majority of the remaining campuses to be complete by 2017 with any remaining teach-outs expected to be complete during 2018. While a campus is completing the teach-out process, we will focus on providing our students with a quality education and career placement services so that they have a reasonable opportunity to complete their education and to help them secure employment. Lastly, we completed the sale of Missouri College during the current quarter, resulting in a loss on sale of approximately $0.9 million recorded during the current quarter.

With respect to our LCB assets which are held for sale, we have entered into exclusive discussions with one buyer and we expect to enter into a definitive agreement by the end of the year and, pending regulatory approval, close the transaction in early 2016. Driven by the letter of intent received, we recorded a $33.4 million impairment during the current year quarter in connection with our fair value analysis of the LCB campuses held for sale.

At this point in time we continue to expect to end 2015 with approximately $190 million in total cash, cash equivalents, restricted cash and short-term and long-term investments, excluding the timing impact of outstanding checks, deposits and other transfers. The impacts of any LCB transaction on our balance sheet will occur during fiscal year 2016 and we currently expect to provide a payment to the buyer of LCB. We now expect to end 2016 with total cash, cash equivalents, restricted cash and short-term and long-term investments, excluding the timing impact of outstanding checks, deposits and other transfers, with less than $190 million, primarily driven by the timing of and potential payment for the pending LCB transaction. The projections regarding cash balances could be materially adversely affected by a change impacting the assumptions utilized in projecting this amount.(1)

We believe the use of an adjusted EBITDA measure allows us to compare our current operating results for our operations with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. Adjusted EBITDA for the current quarter as well as the previous four quarters is presented below.

Adjusted EBITDA	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014
($ in thousands)
University Group and Corporate:
Pre-tax loss from continuing operations	$(11,485)	$(10,218)	$(24,990)	$(7,747)	$(31,651)
Transitional Group pre-tax loss	23,724	32,624	30,470	23,788	40,764
Interest expense (income), net	7	(52)	2	(38)	(120)
Depreciation and amortization (1)	3,454	3,956	4,361	5,170	5,402
Stock-based compensation (1)	983	530	940	966	950
Legal settlements (1) (2)	—	—	—	—	—
Asset impairments (1)	—	—	—	—	73
Unused space charges (1) (3)	(385)	(348)	556	(373)	(368)
Insurance recovery	—	—	—	—	(8,588)
Adjustment related to revenue recognition (1) (5)	348	94	93	1,354	—
Adjusted EBITDA--University Group and Corporate	$16,646	$26,586	$11,432	$23,120	$6,462

Memo: Advertising Expenses	$46,194	$34,258	$50,587	$36,731	$50,410

Transitional Group and Discontinued Operations:
Pre-tax loss from discontinued operations	$(33,715)	$(11,252)	$(102)	$(17,195)	$(15,201)
Transitional Group pre-tax loss	(23,724)	(32,624)	(30,470)	(23,788)	(40,764)
Loss on sale of business (4)	715	917	—	—	—
Depreciation and amortization (4)	2,508	3,231	2,351	7,319	7,739
Legal settlements (4)	—	(166)	1,485	—	225
Asset impairments (4)	33,446	11,372	6,019	14,203	14,412
Unused space charges (3) (4)	7,174	(2,305)	(2,424)	(2,063)	(3,343)
Adjustment related to revenue recognition (4) (5)	173	13	(67)	1,029	—
Adjusted EBITDA--Transitional and Discontinued Operations	$(13,423)	$(30,814)	$(23,208)	$(20,495)	$(36,932)

Consolidated Adjusted EBITDA	$3,223	$(4,228)	$(11,776)	$2,625	$(30,470)

(1)	Quarterly amounts relate to the University Group and Corporate
(2)	Legal settlement amounts are net of insurance recoveries
(3)	Unused space charges include initial charge and subsequent accretion

(4)	Quarterly amounts relate to Transitional Group and discontinued operations
(5)	Q4 2014 amounts are cumulative for the full year 2014 recorded during the fourth quarter of 2014

Adjusted EBITDA for the University Group and Corporate improved $10.2 million or 157.6% for the third quarter of 2015 as compared to the third quarter last year as we continued to execute against our cost containment initiatives. We continue to expect positive Adjusted EBITDA from our University Group and Corporate for the full year 2015 as improvement in operating margins for our University Group continues throughout 2015, although quarterly operating margins will be impacted by seasonal marketing spend.

Adjusted EBITDA for the Transitional Group and Discontinued Operations was -$13.4 million, an improvement of $23.5 million as compared to -$36.9 million for the third quarter of 2014. This favorability was a result of the completion of teach-out operations at campuses that have now closed and continued focus on exiting and reducing real estate lease obligations once a teach-out is complete. These lease obligations are a large component of our cost structure and cash usage. In addition to real estate leases associated with our ongoing operations, campuses that have completed the teach-out process more often than not have ongoing lease obligations that continue for some time. We expect to see the negative Adjusted EBITDA associated with the Transitional Group and discontinued operations continue to improve as we complete the teach-outs with approximately -$85 million to -$90 million for 2015, approximately -$90 million for 2016, approximately -$70 million for 2017 and approximately -$45 million for 2018.(1)

As an organization, our focus continues to be to Enroll, Educate and Place our students into a better position to succeed professionally and to close the gap between students and employers. We have two quality University institutions, a strong leadership team and the right long-term platform which we believe will lead to our success in the education of our students and in the creation of value for our shareholders in the future.

________________

(1)

The estimates provided above for future Transitional Group and discontinued operations adjusted EBITDA and company-wide cash balances are based on the following key assumptions and factors, among others: (i) flat-to-modest total enrollment growth within the University Group over time, (ii) teach-outs and divestitures to occur as planned and performance consistent with historical experience, (iii) signed purchase agreement for LCB by year end and transaction closed in early 2016, (iv) achievement of rates of recovery for our real estate lease obligations which are consistent with historical experience, (v) right-sizing of our Corporate expense structure to serve primarily online institutions, (vi) no material changes in the legal or regulatory environment, and (vii) consistent working capital movements in line with historical operating trends. All projections for 2016 and beyond assume a completed sale of our LCB campuses. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that we may undertake in the future, actual results could differ materially from these estimates.

Regulatory Updates

SARA.  The National Council for State Authorization Reciprocity Agreements (“NC-SARA”) is an agreement among member states, districts and territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs.  Participation does not replace state authorization but rather centralizes it in an institution’s home state.  Participation in NC-SARA also allows member institutions to more efficiently offer new programs or enhance current programs to meet student and market needs because they are not required to seek additional approvals for program updates in fellow member states.  As of October 23, 2015, 29 states are NC-SARA participants.  In August 2015, AIU was approved to operate under NC-SARA, with Illinois as its home state. CTU was approved to operate under NC-SARA earlier this year, with Colorado as its home state.

Cohort Default Rates. In late September 2015, the U.S. Department of Education (“ED”) released the official three-year cohort default rates for the 2012 cohort. With one exception, these official rates were generally in line with our expectations. Across our institutions as a whole, our three-year rates for 2012 decreased (i.e., improved) from the three-year rates from the 2011, 2010 and 2009 cohorts, marking our third consecutive year of improvement from the initial 2009 official rates. One institution, LCB Austin, which includes five Culinary Arts campuses which are not in teach-out, had a three-year official rate for 2012 in excess of the applicable 30% standard, which we are appealing. Based on information received from both the initial draft rates and responses received from ED during the challenge process, we believe that the ultimate outcome of the appeal process will be that LCB Austin’s 2012 official cohort default rate will end up less than 30%. LCB Austin’s 2011 cohort default rates were under 30%; therefore if the 2012 rate remains unchanged following appeal, this would mark the first year that LCB Austin exceeds 30%.  Eligibility to participate in Tile IV Programs does not cease until an institution’s three-year cohort default rate exceeds 30% for three consecutive years.  See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and

Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information about cohort default rates, our prior year rates and ED’s related standards.

Recent Program Integrity Regulations.  On October 30, 2015, ED published program integrity and improvement final regulations on three items: cash management of Title IV federal student aid funds, which includes the use of stored value cards and issuing Title IV credit balances; clarification on the treatment of previously passed coursework for Title IV eligibility purposes; and simplification of the requirements for programs that must be treated like clock hour programs for the purposes of Title IV aid assessment. These new regulations remove the institutional authority to reserve, with student authorization, any Title IV credit balance for future allowable education related charges in the applicable award year for schools that are placed on Heightened Cash Monitoring.  In addition, the regulations require the institution to issue a Title IV credit balance to the student prior to drawdown of funding from ED.  As a result, the new regulations may result in an adverse impact on our overall bad debt expense and certain regulatory metrics; however, at this time, we are unable to predict the magnitude of the impact.  These regulations will be effective July 1, 2016.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2015 and 2014 (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2015	% of Total Revenue	2014	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
TOTAL REVENUE	$162,074		$182,825		$519,156		$567,151
OPERATING EXPENSES
Educational services and facilities (1)	54,201	33.4%	60,790	33.3%	163,101	31.4%	181,429	32.0%
General and administrative (2)
Advertising	46,790	28.9%	61,053	33.4%	147,535	28.4%	167,284	29.5%
Admissions	20,471	12.6%	26,305	14.4%	68,990	13.3%	81,228	14.3%
Administrative	39,917	24.6%	38,880	21.3%	142,748	27.5%	144,503	25.5%
Bad debt	5,527	3.4%	5,852	3.2%	13,945	2.7%	16,572	2.9%
Total general and administrative expense	112,705	69.5%	132,090	72.2%	373,218	71.9%	409,587	72.2%

Depreciation and amortization	5,962	3.7%	8,739	4.8%	19,860	3.8%	28,052	4.9%
Asset impairment	—	0.0%	12,938	7.1%	7,704	1.5%	13,015	2.3%

OPERATING LOSS	(10,794)	-6.7%	(31,732)	-17.4%	(44,727)	-8.6%	(64,932)	-11.4%

PRETAX LOSS	(11,485)	-7.1%	(31,651)	-17.3%	(46,693)	-9.0%	(64,757)	-11.4%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	35	0.0%	1,116	0.6%	(923)	-0.2%	3,190	0.6%
Effective tax rate	0.3%		3.5%		-2.0%		4.9%

LOSS FROM CONTINUING OPERATIONS	(11,520)	-7.1%	(32,767)	-17.9%	(45,770)	-8.8%	(67,947)	-12.0%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(33,715)	-20.8%	(15,201)	-8.3%	(45,069)	-8.7%	(84,728)	-14.9%

NET LOSS	$(45,235)	-27.9%	$(47,968)	-26.2%	$(90,839)	-17.5%	$(152,675)	-26.9%

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

Revenue

Current quarter and current year to date revenue decreased 11.4% and 8.5%, respectively, as compared to the prior periods, driven by the overall decline in total student enrollment. Excluding our Transitional Group campuses, which no longer enroll new students as they teach out the campus, revenue increased approximately 1.3% for the current quarter and 1.0% for the current year to date as compared to the respective prior periods. We experienced increases in revenue within both CTU and AIU for the year to date as compared to the prior year driven by an increase in total student enrollments within CTU and revenue per student within our AIU segment. AIU experienced a slight decline in revenue for the current year quarter as compared to the prior year quarter primarily due to a decline in new and total student enrollments, which more than offset the increase in revenue per student.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2015	% of Total Revenue	2014	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
Educational services and facilities:
Academics & student related	$31,244	19.3%	$40,755	22.3%	$106,845	20.6%	$125,798	22.2%
Occupancy	22,957	14.2%	20,035	11.0%	56,256	10.8%	55,631	9.8%
Total educational services and facilities	$54,201	33.4%	$60,790	33.3%	$163,101	31.4%	$181,429	32.0%

The decrease in educational services and facilities expense as compared to the prior year quarter and year to date is primarily driven by lower academic costs within our Transitional Group, most notably faculty and bookstore costs as a result of decreasing total student enrollments as well as decreased expenses within AIU. This decrease was offset with increases in occupancy expenses within the Transitional Group as we continue to exit space and record a charge upon exit for the future remaining lease obligations, net of any estimated sublease income. The University Group experienced improvement in occupancy and academic costs as a percentage of revenue as we continue to closely monitor the variable costs while maintaining optimal student-teacher ratios.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2015	% of Total Revenue	2014	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
General and administrative:
Advertising	$46,790	28.9%	$61,053	33.4%	$147,535	28.4%	$167,284	29.5%
Admissions	20,471	12.6%	26,305	14.4%	68,990	13.3%	81,228	14.3%
Administrative	39,917	24.6%	38,880	21.3%	142,748	27.5%	144,503	25.5%
Bad Debt	5,527	3.4%	5,852	3.2%	13,945	2.7%	16,572	2.9%
Total general and administrative expense	$112,705	69.5%	$132,090	72.2%	$373,218	71.9%	$409,587	72.2%

General and administrative expense has decreased for the current quarter and current year to date as compared to the respective prior year periods, primarily due to decreases within advertising, admissions and bad debt expenses, which were slightly offset with an increase in administrative expense during the current quarter. Administrative expenses increased during the current year quarter by $1.0 million primarily due to restructuring charges and compensation expenses incurred with the hiring of a new CEO. The decreased advertising expense is substantially related to the elimination of advertising on Career Colleges brands as a result of the strategic decision to teach-out Career Colleges as well as decreased expense within our University Group related to efficiencies developed within certain marketing channels. Admissions costs have decreased primarily in salary and related expenses due to headcount reductions made in response to decreasing enrollments as well as the Transitional Group no longer enrolling new students. Bad debt expense decreased as a percentage of revenue for the current year to date as compared to prior period, primarily due to a change in how we recognize revenue for students who have withdrawn prior to completing their course of study. Beginning in the fourth quarter of 2014, we recognize revenue on a cash-basis for these students after withdrawal. In the prior year to date, revenue was recognized immediately upon the withdrawal of a student with a corresponding charge to bad debt expense for the portion deemed uncollectible.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2015	% of Segment Revenue	2014	% of Segment Revenue	2015	% of Segment Revenue	2014	% of Segment Revenue
Bad debt expense:
CTU	$3,671	4.3%	$3,294	4.0%	$8,784	3.4%	$9,087	3.6%
AIU	1,620	3.2%	1,700	3.3%	3,662	2.4%	4,784	3.1%
Total University Group	5,291	3.9%	4,994	3.7%	12,446	3.0%	13,871	3.4%
Corporate and Other	(86)	NM	(229)	NM	(171)	NM	(315)	NM
Transitional Group	322	1.2%	1,087	2.2%	1,670	1.6%	3,016	1.9%
Total	$5,527	3.4%	$5,852	3.2%	$13,945	2.7%	$16,572	2.9%

Operating Loss

The operating loss reported for the current quarter and current year to date improved by $20.9 million and $20.2 million, respectively, as compared to the prior periods. Decreases in expenses during the current year quarter and year to date more than offset the decline in revenue. Initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions continue to drive improvements in operating margins.

Provision for (Benefit from) Income Taxes

As of December 31, 2014, we reported a total deferred tax valuation allowance of $150.4 million within our consolidated balance sheet. We have determined that it is necessary to continue to record this valuation allowance against our net deferred tax assets as of September 30, 2015. The effective tax provision and benefit for the current quarter and year to date ended September 30, 2015 was less than $0.1 million and $0.9 million, respectively, resulting primarily from adjustments for uncertain tax positions. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that may cause a change in judgment about the realizability of the deferred tax assets.

Loss from Discontinued Operations

The results of operations for campuses that have been taught out or sold prior to 2015, as well as our LCB campuses which are held for sale, are presented within discontinued operations. During the first quarter of 2015, the Company adopted new accounting guidance impacting the presentation of financial statements for discontinued operations, which limits the discontinued operations treatment if the group being sold or disposed of does not meet the definition of a strategic business shift. During the third quarter of 2015, the Company completed the teach-out of the Sanford-Brown Tyson’s Corner campus which continues to be reported as part of the Transitional Group within continuing operations as a result of this new guidance.

Asset Held For Sale – Le Cordon Bleu

During the fourth quarter of 2014, our Board of Directors approved a plan to sell our 16 Culinary Arts campuses (“LCB”). Our decision to pursue the divestiture of LCB was the result of an ongoing portfolio review undertaken to evaluate the strategic direction of the Company. As a result of the decision to sell LCB, the results of operations for the entities to be sold are classified within loss from discontinued operations as of September 30, 2015.

Revenue, operating expenses, loss from discontinued operations, new student enrollments and total student enrollments for our LCB asset held for sale for the quarters and years to date ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2015	2014	2015 vs 2014 % Change	2015	2014	2015 vs 2014 % Change
Revenue	$41,410	$44,499	-6.9%	$128,170	$129,312	-0.9%
Operating Expenses:
Educational services and facilities	20,687	21,750	-4.9%	59,745	61,055	-2.1%
General and administrative	20,473	29,546	-30.7%	68,804	96,894	-29.0%
Depreciation and amortization	—	4,282	-100.0%	1	12,860	-100.0%
Asset impairment	33,446	1,523	NM	43,133	8,923	NM
Total operating expenses	74,606	57,101	30.7%	171,683	179,732	-4.5%
Operating loss	$(33,196)	$(12,602)	163.4%	$(43,513)	$(50,420)	-13.7%

Loss from discontinued operations	$(33,171)	$(12,602)	163.2%	$(43,453)	$(50,395)	-13.8%

New student enrollments	3,290	4,180	-21.3%	6,780	8,370	-19.0%
Total student enrollments	9,200	10,100	-8.9%	9,200	10,100	-8.9%

Current quarter and current year to date revenue for LCB decreased by $3.1 million or 6.9% and $1.1 million or 0.9%, respectively, as compared to the prior year periods. This decrease in revenue was primarily a result of lower new and total student enrollments which slightly offset the positive impact from the reintroduction of the Associates degree program.

The loss from discontinued operations for LCB increased by $20.6 million for the current year quarter and improved by $6.9 million for the current year to date, as compared to respective prior year periods. The current quarter loss increased as a result of an increase in asset impairments of $31.9 million in the current quarter compared to the prior year quarter. The improvement in loss from discontinued operations for the year to date period is primarily a result of decreases in administrative expenses as well as the decrease due to no longer recording depreciation expense for held for sale assets in the current year which more than offset the increase in asset impairment charges. Administrative expenses decreased primarily due to higher legal settlements in the prior year period and management fee allocations in the prior year periods. In accordance with ASC Topic 205 – Presentation of Financial Statements, general corporate overhead cannot be allocated to discontinued operations.

As part of our quarterly accounting procedures, we assessed the fair value of our LCB campuses held for sale and recorded an impairment charge of approximately $33.4 million during the current year quarter. The fair value of our LCB assets held for sale was based upon indications of interest from external parties.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING (LOSS) INCOME			OPERATING MARGIN (LOSS)
	2015	2014	% Change	2015	2014	% Change	2015	2014
REVENUE:
CTU	$85,433	$82,410	3.7%	$18,616	$10,698	74.0%	21.8%	13.0%
AIU	50,688	51,889	-2.3%	1,695	(4,194)	NM	3.3%	-8.1%
Total University Group	136,121	134,299	1.4%	20,311	6,504	212.3%	14.9%	4.8%
Corporate and Other	39	52	-25.0%	(8,040)	2,528	NM	NM	NM
Transitional Group	25,914	48,474	-46.5%	(23,065)	(40,764)	43.4%	NM	NM
Total	$162,074	$182,825	-11.4%	$(10,794)	$(31,732)	66.0%	-6.7%	-17.4%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING (LOSS) INCOME			OPERATING MARGIN (LOSS)
	2015	2014	% Change	2015	2014	% Change	2015	2014
REVENUE:
CTU	$256,734	$254,371	0.9%	$57,495	$46,136	24.6%	22.4%	18.1%
AIU	155,778	154,147	1.1%	3,982	(9,108)	NM	2.6%	-5.9%
Total University Group	412,512	408,518	1.0%	61,477	37,028	66.0%	14.9%	9.1%
Corporate and Other	117	190	-38.4%	(20,936)	(14,121)	-48.3%	NM	NM
Transitional Group	106,527	158,443	-32.8%	(85,268)	(87,839)	2.9%	NM	NM
Total	$519,156	$567,151	-8.5%	$(44,727)	$(64,932)	31.1%	-8.6%	-11.4%

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended September 30,			For the Year to Date Ended September 30,			As of September 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
CTU	5,470	5,460	0.2%	16,180	15,560	4.0%	20,600	19,800	4.0%
AIU	2,980	3,300	-9.7%	10,350	11,210	-7.7%	10,800	11,500	-6.1%
Total University Group	8,450	8,760	-3.5%	26,530	26,770	-0.9%	31,400	31,300	0.3%

Transitional Group (1)	510	3,290	NM	3,170	7,950	NM	5,200	11,300	NM
Total	8,960	12,050	-25.6%	29,700	34,720	-14.5%	36,600	42,600	-14.1%

(1)	Teach-out campuses within the Transitional Group segment no longer enroll new students; students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter and year to date revenue increased by 1.4% and 1.0%, respectively, as a result of a slight increase in total student enrollments as compared to the prior year periods. New student enrollments remained relatively flat on a year to date basis as compared to the prior year period. A new student enrollment increase of 4.0% for CTU was offset with a 7.7% decrease within AIU in the current year to date. The decrease within AIU was due to decreased applications for this segment in the current year to date as compared to the prior year; the prior year included an increase in advertising spend. Current quarter revenue for CTU increased by 3.7% as compared to prior year quarter and AIU decreased by 2.3% as compared to the prior year quarter as a result of the increase and decrease in total student enrollment, respectively.

Current quarter and year to date operating income for the University Group increased $13.8 million or 212.3%, and $24.4 million or 66.0%, respectively, as compared to the respective prior year periods. The increase is primarily driven by an overall decrease in operating expenses and slight increase in overall revenue. Most expense categories were lower when compared to the prior year periods, including admission and advertising expenses. Efficiencies in the admissions processes and in certain marketing channels drove these improvements.

Transitional Group. This segment includes our campuses which are currently being taught out as of September 30, 2015. In addition, this group also includes campuses which have completed their teach-out activities or have been sold subsequent to January 1, 2015. The current quarter and year to date decline in revenue as compared to the prior year quarter and year to date resulted from a decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students once a teach-out is announced. We expect revenue to continue to decline as compared to prior periods as campuses continue to wind down their operations.

The operating loss within the Transitional Group decreased by $17.7 million for the current year quarter and $2.6 million for the current year to date as compared to the respective prior year periods. As we continue to wind down programs within our Transitional Group, certain fixed overhead expenses related to academics and administration will be able to be removed from the business.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs increased $10.6 million and $6.7 million for the current quarter and current year to date, respectively, as compared to the prior year periods. The increase in cost for the current quarter is primarily driven by restructuring charges related to the reorganization efforts across our campus and corporate functions, increased compensation costs related to the transition of a new CEO and the prior year expenses included a reduction to expense of $8.6 million related to an insurance recovery.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of September 30, 2015, cash, cash equivalents, restricted cash and short-term investments totaled $199.4 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We historically have financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent declines in operating performance have resulted in an increase in net cash used in operating activities. However, as we execute on our strategic imperatives, we expect continued improving cash trends in the business driven by continued reductions in cash usage related to our Transitional Group and discontinued operations, improved financial performance for our University Group, reduced expenses due to our right-sizing initiatives, reduced real estate obligations and reduced legal costs. As a result, we expect to maintain cash, cash equivalents, restricted cash and investments balances of approximately $190 million in 2015 excluding the timing impact of outstanding checks, deposits and other transfers. We expect those balances to decrease in 2016 as compared to 2015 and grow in 2017 and beyond. The expected decrease in 2016 is primarily a result of a change in expectation regarding both the timing of the sale of our LCB assets and the expected terms of any negotiated transaction. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Restricted cash balances as of September 30, 2015 approximate $13.7 million and are comprised of restricted cash balances for certificates of deposit to provide securitization for letters of credit.

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite score. Our composite score for the consolidated entity for each of the years ended December 31, 2013 and 2014 was 1.5, which are considered financially responsible without conditions or additional oversight. The Company continuously monitors compliance with ED’s standards of financial responsibility. In order to remain financially responsible for 2015 and 2016, as defined by ED, the Company is exploring additional steps which include further cost reductions, investing in new business technologies, long-term borrowing options, raising capital, acquisitions or divestitures and other organization changes. Additionally, our investment decisions, such as the use of our cash, will be impacted by the course of action we choose.

There can be no assurance that the Company’s actions will result in the Company remaining financially responsible as defined by ED. For example, a failure to successfully implement our plan to sell our Culinary Arts campuses would have a significant negative impact on our financial responsibility composite score. Additionally, our plans to reduce costs through closure of campuses may negatively impact our composite score in the short term. We believe that recent developments in the proprietary postsecondary education industry have negatively impacted the availability and cost of capital for companies in the industry, which may impact the course of action we choose, the terms of any transaction undertaken and our future compliance with ED’s financial responsibility standards. Further, there is some uncertainty regarding ED’s treatment of certain components of the financial responsibility composite score.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2015 and 2014, net cash flows used in operating activities totaled $21.0 million and $101.1 million, respectively. The current year operating cash usage included cash receipt of $14.0 million for an income tax refund offset with payments of $28.6 million of real estate payments for lease obligations of vacated facilities, of which $14.4 million was paid to exit facilities which reduced future lease obligations by $40.6 million, as well as $4.9 million of cash payments for legal settlements and separation payments for the previous CEO. The prior year to date cash usage included legal settlement payments of approximately $22.0 million.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For each of the years to date ended September 30, 2015 and 2014, approximately 77% of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the years to date ended September 30, 2015 and 2014, net cash used in investing activities totaled $4.4 million and $90.9 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $5.4 million net cash inflow and $79.9 million net cash outflow during the years to date ended September 30, 2015 and 2014, respectively.

Capital Expenditures. Capital expenditures decreased to $7.9 million for the year to date ended September 30, 2015 as compared to $10.6 million for the year to date ended September 30, 2014. Capital expenditures represented 1.2% and 1.5% of total revenue of continuing and discontinued operations during the years to date ended September 30, 2015 and 2014, respectively.

Proceeds on the sale of assets. The sale of property at one of our campuses resulted in net proceeds of approximately $2.3 million.

Payments of cash upon sale of businesses. In connection with the sale of our Brooks Institute and Missouri College campuses, we made payments of approximately $2.0 million and $2.1 million, respectively, to the buyers.

Financing Cash Flows

During the years to date ended September 30, 2015 and 2014, net cash flows provided by financing activities totaled $0.3 million and net cash used totaled $0.1 million, respectively.

Credit Agreement. On October 31, 2014, we entered into a $120.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on June 30, 2016 and replaced our previous credit agreement entered into on December 30, 2013. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the year to date of 2015, we repaid the $10.0 million which was borrowed under the Credit Agreement during the fourth quarter of 2014. As of September 30, 2015, we have no outstanding borrowing under the Credit Agreement and we remain in compliance with the covenants of the Credit Agreement.

Restricted Cash. As of September 30, 2015, we had approximately $13.7 million of restricted cash related to certificates of deposit to secure outstanding letters of credit. As of December 31, 2014, our restricted cash balances approximated $22.9 million related to collateralization of borrowings under our Credit Agreement and certificates of deposit to secure outstanding letters of credit.

Contractual Obligations

As of September 30, 2015, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2015 (4)	2016	2017	2018	2019	2020 & Thereafter	Total
Gross operating lease obligations (1)
CTU	$1,717	$1,538	$1,578	$1,627	$1,678	$2,417	$10,555
AIU	8,628	6,411	6,522	6,676	6,207	2,903	37,347
Total University Group	10,345	7,949	8,100	8,303	7,885	5,320	47,902
Corporate and Other	5,263	4,799	4,485	4,575	4,666	13,741	37,529
Subtotal	15,608	12,748	12,585	12,878	12,551	19,061	85,431
Transitional Group	25,706	21,420	18,642	17,759	12,574	16,822	112,923
Discontinued Operations (Excluding Culinary Arts)	15,994	14,972	13,536	6,734	1,438	620	53,294
Discontinued Operations (Culinary Arts)	22,235	21,631	17,248	16,004	12,067	12,079	101,264
Total gross operating lease obligations (2)	$79,543	$70,771	$62,011	$53,375	$38,630	$48,582	$352,912

Sublease income (3)
CTU	$12	$5	$—	$—	$—	$—	$17
AIU	1,407	113	—	—	—	—	1,520
Total University Group	1,419	118	—	—	—	—	1,537
Corporate and Other	129	345	58	58	5	—	595
Subtotal	1,548	463	58	58	5	—	2,132
Transitional Group	5,098	5,123	4,985	801	675	692	17,374
Discontinued Operations (Excluding Culinary Arts)	—	—	—	—	—	—	—
Discontinued Operations (Culinary Arts)	1,851	3,148	3,224	3,033	1,612	376	13,244
Total sublease income	$8,497	$8,734	$8,267	$3,892	$2,292	$1,068	$32,750

Net operating lease obligations
CTU	$1,705	$1,533	$1,578	$1,627	$1,678	$2,417	$10,538
AIU	7,221	6,298	6,522	6,676	6,207	2,903	35,827
Total University Group	8,926	7,831	8,100	8,303	7,885	5,320	46,365
Corporate and Other	5,134	4,454	4,427	4,517	4,661	13,741	36,934
Subtotal	14,060	12,285	12,527	12,820	12,546	19,061	83,299
Transitional Group	20,608	16,297	13,657	16,958	11,899	16,130	95,549
Discontinued Operations (Excluding Culinary Arts)	15,994	14,972	13,536	6,734	1,438	620	53,294
Discontinued Operations (Culinary Arts)	20,384	18,483	14,024	12,971	10,455	11,703	88,020
Total net contractual lease obligations (2)	$71,046	$62,037	$53,744	$49,483	$36,338	$47,514	$320,162

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

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of September 30, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of September 30, 2015 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of September 30, 2015, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of September 30, 2015 and December 31, 2014. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2014				$183,296,772
January 1, 2015—January 31, 2015	—	$—	—	183,296,772
February 1, 2015—February 28, 2015	—	—	—	183,296,772
March 1, 2015—March 31, 2015	75,987	5.48	—	183,296,772
April 1, 2015—April 30, 2015	—	—	—	183,296,772
May 1, 2015—May 31, 2015	441	4.13	—	183,296,772
June 1, 2015—June 30, 2015	1,138	4.01	—	183,296,772
July 1, 2015—July 31, 2015	-	-	—	183,296,772
August 1, 2015—August 31, 2015	-	-	—	183,296,772
September 1, 2015—September 30, 2015	-	-	—	183,296,772
Total	77,566		—

(1)

Includes 77,566 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares and restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

(2)

As of September 30, 2015, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

In connection with the appointment of Todd S. Nelson  as President and Chief Executive Officer, on August 12, 2015 he was issued 520,834 cash-settled restricted stock units (the “Non-Plan Award”) outside of the Company’s 2008 Incentive Compensation Plan, as amended (the “2008 Plan”), in addition to awards under the 2008 Plan. The terms of the Non-Plan Award, as well as the awards made under the 2008 Plan, are set forth in a Current Report on Form 8-K filed by the Company on July 31, 2015. The Non-Plan Award was granted in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act.

Item 5.Other Information

On October 26, 2015, the Board of Directors (the “Board”) of the Company appointed Thomas B. Lally to serve as Chairman of the Board, effective immediately. Mr. Lally has been an independent member of the Board since 1998.

On November 2, 2015, the Compensation Committee of the Board approved the Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015) (the “Amended Plan”).  The Amended Plan amends and restates the Career Education Corporation Executive Severance Plan (Amended and Restated as of January 1, 2015) (the “Prior Plan”).

The Amended Plan amends the Prior Plan by, among other things:

•

Continuing to include the Company’s executive officers subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, and any other executives who are elected officers of the Company, but no longer including other executives solely due to the fact that they report directly to the President and CEO

•

Updating language relating to the Worker Adjustment and Retraining Notification Act (“WARN Act”) to reflect the coordination of the payment of severance benefits with periods of paid administrative leave

The Amended Plan maintains a severance amount generally calculated as one times base pay plus target bonus.  The Amended Plan no longer provides for a severance amount calculated as two times the sum of base pay plus target bonus in instances where the Company requires a two year post-termination covenant not to compete as a result of an earlier amendment to the Prior Plan.

The foregoing description of the Amended Plan is qualified in its entirety by reference to the provisions of the Amended Plan attached as Exhibit 10.9 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 4, 2015	By:	/s/ Todd S. Nelson
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2015	By:	/s/ David Rawden
David Rawden Interim Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	Amended and Restated 2015 Annual Incentive Award Program pursuant to the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”)	Exhibit 10.1 to our Form 8-K filed July 20, 2015

*10.2	Amendment to Restricted Stock Unit Agreements between Career Education Corporation (the "Company") and Ronald McCray dated July 17, 2015	Exhibit 10.2 to our Form 8-K filed July 20, 2015

*10.3	Letter Agreement between the Company and Todd Nelson dated July 30, 2015	Exhibit 10.1 to our Form 8-K filed July 31, 2015

*10.4	Form of Cash-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson pursuant to the 2008 Plan	Exhibit 10.2 to our Form 8-K filed July 31, 2015

*10.5	Form of Cash-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson	Exhibit 10.3 to our Form 8-K filed July 31, 2015

*10.6	Form of Stock-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson pursuant to the 2008 Plan	Exhibit 10.4 to our Form 8-K filed July 31, 2015

*10.7	Form of Non-Qualified Stock Option Agreement between the Company and Todd Nelson pursuant to the 2008 Plan	Exhibit 10.5 to our Form 8-K filed July 31, 2015

*10.8	Form of Performance Unit Agreement between the Company and Todd Nelson pursuant to the 2008 Plan	Exhibit 10.6 to our Form 8-K filed July 31, 2015

+*10.9	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, filed with the SEC on November 4, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss for the quarter and year to date ended September 30, 2015 and September 30, 2014, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the year to date ended September 30, 2015 and September 30, 2014, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.