Form 10-K
period 2015-12-31
CAREER EDUCATION CORP
filed 2016-02-29
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $3.30 per share closing sale price of the Registrant’s common stock on June 30, 2015 (the last business day of the Registrant’s most recently completed second quarter), was approximately $217,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 19, 2016, the number of outstanding shares of Registrant’s common stock was 68,098,641.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate,” “trend,” ”will,” “continue to” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.	BUSINESS

Career Education Corporation (“CEC”) was incorporated in Delaware in 1994. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “college,” “institution” and “university” each refer to an individual, branded, for-profit educational institution owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our colleges, institutions or universities.

BUSINESS OVERVIEW

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform that allow students to more efficiently pursue earning a degree by receiving course credit for knowledge they can already demonstrate. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

In May 2015, we made the strategic decision to focus our resources and attention on our two universities. In accordance with that strategy, we are in the process of closing our remaining Career School campuses through a gradual teach-out process.

A listing of individual campus locations and web links to our colleges, institutions and universities can be found at www.careered.com.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan.

Our four reporting segments as of December 31, 2015 are described below.

University Group:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for employment and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences. Students pursue their degrees through fully-online programs through CTU Online, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2015, students enrolled at CTU represented approximately 49% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies. Students pursue their degrees through fully-

online programs through AIU Online, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2015, students enrolled at AIU represented approximately 25% of our total enrollments. Approximately 92% of AIU’s enrollments are fully online.

Career Schools Group:

Campuses included in our Career School segments include those which are currently being taught out or those which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, campuses which have closed or have been sold subsequent to January 1, 2015 no longer meet the criteria for discontinued operations and remain reported within continuing operations in our consolidated financial statements. Campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study; they no longer enroll new students.

♦

Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. LCB also provides online programs in culinary arts and hotel and restaurant management. These campuses are expected to complete their teach-out activities primarily during 2017. As of December 31, 2015, students enrolled at LCB represented approximately 18% of our total enrollments.

Our LCB campuses were previously recorded as an asset held for sale within discontinued operations as of December 31, 2014. As a result of the decision made during December 2015 to teach-out our LCB campuses, they are now reported as part of continuing operations within the Culinary Arts segment.

♦

Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs primarily in the career-oriented discipline of health education complemented by certain programs in business studies and information technology, as well as fashion design, film and video production, graphic design, interior design and visual communications. The campuses within the Transitional Group that have not yet ceased operations as of December 31, 2015 will complete their teach-outs on varying dates through 2018. As of December 31, 2015, students enrolled at the Transitional Group campuses represented approximately 8% of our total enrollments.

During 2015 we completed the sale of two colleges, Brooks Institute and Missouri College, and completed the teach-out of five campuses within our Transitional Group. The results of operations for these campuses will remain reported within the Transitional Group as part of continuing operations, in accordance with ASC Topic 360, which limits discontinued operations reporting effective January 1, 2015.

All prior period results have been recast to reflect our reporting segments on a comparable basis.

Revenues, operating income (loss) and total assets by reporting segment for each of the past three fiscal years are included in Note 18 “Segment Reporting” of the notes to our consolidated financial statements.

CAMPUS LOCATIONS

Our reporting segments, colleges and universities, and their campus locations, as of February 29, 2016 are summarized in the table below. Campuses that ceased operations prior to February 29, 2016 are not included.

Colleges and Universities, Campus Locations	Website
AMERICAN INTERCONTINENTAL UNIVERSITY ("AIU"):	www.aiuniv.edu
AIU Atlanta, Atlanta, GA
AIU Houston, Houston, TX
AIU Online, Schaumburg, IL
COLORADO TECHNICAL UNIVERSITY ("CTU"):	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs, CO
CTU Denver, Aurora, CO
CTU Online, Colorado Springs, CO
CULINARY ARTS:
Le Cordon Bleu College of Culinary Arts ("LCB")	www.chefs.edu
LCB Atlanta, Tucker, GA
LCB Austin, Austin, TX
LCB Boston, Cambridge, MA
LCB Chicago, Chicago, IL
LCB Dallas, Dallas, TX
LCB Las Vegas, Las Vegas, NV
LCB Los Angeles, Pasadena, CA
LCB Miami, Miramar, FL
LCB Minneapolis/St. Paul, Mendota Heights, MN
LCB Orlando, Orlando, FL
LCB Portland, Portland, OR
LCB Sacramento, Sacramento, CA
LCB San Francisco, San Francisco, CA
LCB Scottsdale (includes Online), Scottsdale, AZ
LCB Seattle, Tukwila, WA
LCB St. Louis, St. Peters, MO

Colleges and Universities, Campus Locations	Website
TRANSITIONAL GROUP:
Briarcliffe College	www.briarcliffe.edu
Briarcliffe College (includes Online), Bethpage, NY
Briarcliffe College, Patchogue, NY
Collins College, Phoenix, AZ	www.collinscollege.edu
Colorado Technical University	www.coloradotech.edu
CTU Sioux Falls, Sioux Falls, SD
Harrington College of Design, Chicago, IL	www.harrington.edu
International Academy of Design & Technology ("IADT")	www.iadt.edu
IADT Detroit, Troy, MI
IADT Sacramento, Sacramento, CA
Sanford-Brown College and Institute ("SBC" and "SBI"):	www.sanfordbrown.edu
SBC Atlanta, Atlanta, GA
SBC Brooklyn Center, Brooklyn Center, MN
SBC Chicago, Chicago, IL
SBC Dallas, Dallas, TX
SBC Fort Lauderdale, Fort Lauderdale, FL
SBC Houston, Houston, TX
SBC Jacksonville, Jacksonville, FL
SBC Las Vegas, Henderson, NV
SBC Mendota Heights, Mendota Heights, MN
SBC Online, Tampa, FL
SBC Orlando, Orlando, FL
SBC San Antonio, San Antonio, TX
SBC Seattle, Seattle, WA
SBC Tampa, Tampa, FL
SBI Garden City, Garden City, NJ
SBI Iselin, Iselin, NJ
SBI New York, New York City, NY
SBI Campus - an affiliate of Sanford-Brown, Melville, NY	www.sbmelville.edu

INDUSTRY BACKGROUND AND COMPETITION

The postsecondary education industry is highly fragmented and increasingly competitive, with no one provider controlling a significant market share. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, employment placement rates, reputation, recruiting effectiveness and cost. Such multi-faceted market fragmentation results in significant differentiation among various education providers.

The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 7,300 Title IV eligible postsecondary education institutions in the United States for the academic year 2014-15, including approximately 3,400 proprietary schools; approximately 2,000 public, non-profit schools; and approximately 1,900 private, non-profit schools. According to the U.S. Department of Education (“ED” or “the Department”), over the 12-month period July 1, 2013 through June 30, 2014 approximately 28 million students were attending institutions that participate in the various Title IV Programs.

Our primary public company competitors in the for-profit postsecondary education industry are: Apollo Education Group, Inc., Bridgepoint Education, Inc., Capella Education Company, DeVry Education Group Inc., Grand Canyon Education, Inc., ITT Educational Services, Inc., Kaplan, Inc. (a division of the Graham Holdings Company) and Strayer Education, Inc. We also compete with a number of privately held for-profit and non-profit postsecondary institutions, including community colleges. In addition, there is growing competition from online programs among postsecondary education institutions, including for-profit publicly traded and privately held institutions, as well as non-profit institutions who are increasing online offerings in response to the growing demand.

Our postsecondary institutions are subject to significant regulations which provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	The accrediting agencies recognized by ED;
•	The federal government through ED; and
•	State higher education regulatory bodies.

Extensive and increasingly complex ED regulations governing our institutions as well as others in the postsecondary education industry have been enacted. These regulations, coupled with the increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education, as well as the evolving needs and objectives of students and employers, economic constraints affecting educational institutions and increased focus on affordability and value may cause increased competition across the industry as well as contribute to changes in business operating strategies.

Although competition exists, for-profit educators serve a segment of the market for postsecondary education that we believe has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial resources to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings. In contrast, for-profit providers of postsecondary education offer potential students the greater flexibility and convenience of their institutions' programmatic offerings and learning structure and an emphasis on applied content. At the same time, the share of the postsecondary education market that has been captured by for-profit providers remains relatively small. As a result, we believe that in spite of recent regulatory changes and other challenges facing the industry, for-profit, postsecondary education providers continue to have significant opportunities to address the demand for postsecondary education.

Our Competitive Strengths

We believe that the following strengths differentiate our business:

Commitment to our students through focus on student experience, student retention and student outcomes. Our focus remains on strengthening academic outcomes through focus on the entire student life cycle from enrollment through completion of their program. As an education company, academic outcomes are the most relevant and critical measure of our success. We have been focused on putting the right leaders in our institutions to further our priority of strengthening our academic outcomes. Our campuses are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. We continue to invest and leverage technology to further enhance student learning and faculty engagement. We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates and we continue to work with our University accreditors to expand our program offerings to provide students with increased offerings.

Proprietary online instructional platform. Development of a virtual campus that engages online students with their instructor, their peers and the content is critical to the achievement of improved student learning outcomes. CEC’s online instructional delivery is accomplished utilizing an innovative, student-focused proprietary learning management system. While online content delivery is very common today, CEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. is a rich, engaging student experience that represents an innovative online method of delivering content that includes the following capabilities:

•	supports multiple learning styles, allowing students to choose their preferred method of engaging with the content;
•	enables students to choose the order of topics to study within a predetermined framework of learning objectives; and
•	provides search capability that allows students to interact with the content more efficiently and effectively.

In addition, CTU and AIU have each rolled out a mobile application during 2015 which was created to complement students’ mobile-centric lives. The mobile applications offer users the ability to connect with their university, track grades and degree progress in real-time and participate in courses from the palm of their hand. The student benefits of the mobile applications include motivating students, helping them connect with the university and remain on track with their course of study.

Innovative adaptive learning technology. Through our equity investment in CCKF, a Dublin-based educational technology company that provides intelligent, adaptive systems to power the delivery of individualized and personalized learning, we have strengthened our leadership position as an innovator in higher education and as a company dedicated to student success. Our adaptive learning content was developed by teams of our own instructors and has been integrated across many of our curricula. We have a perpetual license to this technology, which we refer to as intellipath.TM This academic and technological breakthrough has the potential to advance our understanding of the learning process and support improved student outcomes. Adaptive learning, supported by intellipath technology, allows us to visualize how each student learns through their interaction with the material.

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

Transformation Efforts. The strategic decisions made over the past several years to exit our Career Schools and International campuses and focus our resources and attention on our University institutions will enhance our financial and operating performance and enable us to focus more on student outcomes at our University institutions. Further, we have the capability to explore various options available to us to meet the challenges posed by various regulatory requirements that have been introduced within the industry and to continue to build upon our strong University platforms.

Seasonality

Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. However, we typically experience our lowest revenue levels during our third fiscal quarter as a result of those students who do follow a typical institution calendar and take summer breaks. While operating costs for our institutions generally do not fluctuate significantly on a quarterly basis, we do traditionally increase our advertising investments during the first and third fiscal quarters in relation to the back to school seasons. Revenues, operating loss and net income (loss) by quarter for each of the past two fiscal years are included in Note 19 “Quarterly Financial Summary” of the notes to our consolidated financial statements.

BUSINESS AND OPERATING STRATEGY

To compete successfully in today’s demanding economy, people benefit from higher education that provides a foundation of knowledge and skills they can use in the workplace and to build meaningful careers. We aim to provide effective, industry-relevant postsecondary education to a diverse population, providing our students the opportunity to use their education to advance personally and professionally.

Our strategic plan is aimed at addressing near-term demands for higher education with a career focus, while continuing to build the capabilities necessary to deliver sustainable long-term growth for our organization and its institutions. Within our University Group, we are focused on increasing the efficacy of our programs while seeking operational efficiencies in an effort to continually improve the student experience across the entire student lifecycle - for our campus-based students as well as our online students.

Promoting interest with prospective students and building excitement about our institutions and a career path that they can follow is key to the future success of our institutions. We continue to refine and reinvent the ways in which we identify, attract and enroll students. We have begun using enhanced new student orientation courses, which are conducted online for students planning to take courses online, as well as those enrolling at ground campuses. The online orientation courses, which include our innovative intellipath™ adaptive learning platform, aim to improve our incoming students’ experiences as they adjust to higher education, giving them resources and offering tips to help them hit the ground running so they have the right tools and are confident they can succeed. By offering a more enhanced and engaging orientation, this new approach offers students a better opportunity to become acclimated with their new school and determine whether it’s the right fit for them. This is in keeping with our desire to make sure students are comfortable they are making the right decision by enrolling in one of our institutions.

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

Lastly, creating a financially stable platform with which to grow our University institutions aligns student interests with stockholder value. Our recent and continued transformation efforts have given us the tools needed to focus our resources and attention on our University institutions. We are committed to investing in our University brands, technology and faculty, all of which contribute to positive student experiences and outcomes.

Student Enrollment and Education

Student Recruitment and Marketing

Our institutions seek highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our universities engages in a wide variety of marketing activities. We are concentrated on enhancing our brand perception by continuing to focus on building strong brand recognition. We also seek to differentiate our online institutions and brands through our innovative information technology architecture. Through our proprietary virtual campus, we have the ability to provide unique online and blended learning environments.

We seek to increase enrollment at our University Group through marketing programs designed to differentiate our brands in the marketplace and maximize each institution’s opportunity to serve a targeted section of the potential student population.

Within our University Group, we continue our focus on expanding strategic relationships with corporate partners. We expect these relationships to result in new student interest through increased awareness of our brands for the employees of our corporate partners.

Admissions

CEC has historically served a diverse student population. Our students represent a broad range of educational and employment experiences, contributing to their college-level readiness. Each of our University Group institutions has an admissions staff who is responsible for interacting with individuals interested in enrolling. Admissions advisors serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process.

The admissions and entrance processes for our institutions are intended to identify students who are interested in meeting the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher student retention and post-graduation employment rates, increased student and employer satisfaction, and lower default rates on government loans utilized by the student. Generally, to be qualified for admission to one of our institutions, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet other admissions requirements, such as obtaining certain minimum scores on assessment examinations.

Our orientation process encourages students to engage actively in preparatory activities which can include an adaptive learning module, a discussion board assignment and an individual project. This orientation program also provides the opportunity for students to understand our academic and support services. We believe completion of these activities will better prepare a student to make an informed decision about pursuing their education as well as to be more successful as it simulates their classroom experience both online and in a campus-based environment. Campus-based students have the opportunity to engage with faculty, staff and current students during orientation which builds confidence and a comfort level in their new learning environment. Orientation is free of charge and offered to all students prior to the start of the first course. Completion of orientation does not financially obligate students nor does it require students to continue their education with the university. Students have the opportunity to cancel their enrollment at any time during orientation without incurring a financial obligation.

Student Retention

We emphasize the importance of student retention at each of our institutions. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of academic, financial or personal reasons. We also employ student advisors that provide feedback and assistance to students during their course of study. We seek to improve retention rates by building a strong connection between our faculty and students and promoting instructional innovation, such as our M.U.S.E. instructional platform. These efforts, as well as our implementation of our intellipath adaptive learning technology, are designed to assist our students to remain in school and succeed.

Student Graduation and Employment

The employment of our students in their field of study is an important element of our educational mission. To this end, each of our institutions has a career services department whose primary responsibility is to help prepare students to conduct a successful job search and to help identify job opportunities with employers. In addition, our career services staff assists students in identifying employment to assist with financial support while our students pursue their education. Employer relationship development, part-time employment and internship opportunities are important parts of our overall employment success strategy, as they lead to future opportunities for our students and graduates in their chosen profession.

Student Enrollment Statistics

Our total student enrollment as of December 31, 2015 and 2014 was approximately 43,200 students and 50,200 students, respectively. Included in total student enrollment were approximately 31,900 students and 32,000 students, respectively, for our University institutions, with approximately 29,200 students and 28,900 students, respectively, enrolled in our University Group fully-

online academic programs. Related student enrollment demographic information for our University Group as of December 31, 2015 and 2014 was as follows:

University Group Student Enrollment by Age Group

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2015	2014
Over 30	63%	64%
21 to 30	35%	34%
Under 21	2%	2%

University Group Student Enrollment by Core Curricula

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2015	2014
Business Studies	73%	75%
Information Technology	14%	14%
Health Education	12%	10%
Visual Communications and Design Technologies	1%	1%

University Group Student Enrollment by Degree Granting Program

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2015	2014
Doctoral and Master's Degree	13%	13%
Bachelor's Degree	69%	67%
Associate Degree	18%	20%

Student Academics

We believe learning outcomes and career readiness are attained by our students as a result of the quality learning experience they are provided. Those learning experiences are facilitated by career-oriented curricula, engaging instructional delivery, qualified faculty and accessible student support services.

Curriculum

Our colleges, institutions and universities develop and deliver a variety of programs resulting in the award of credentials ranging from certificates and diplomas to master’s and doctoral degrees in career-oriented programs of study including business studies, information technologies, criminal justice, computer science and engineering, culinary arts, health science and health education.

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

Construction of a virtual campus that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. CEC’s online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, CEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. is a rich, engaging student experience that represents an innovative online method of delivering content that includes the following capabilities:

•	supports multiple learning styles, allowing students to choose their preferred method of engaging with the content;
•	enables students to choose the order of topics to study within a predetermined framework of learning objectives; and
•	provides search capability that allows students to interact with the content more efficiently and effectively.

CEC continues to invest in its methods for delivering online education. CEC has implemented the use of sophisticated adaptive learning technologies, referred to as intellipath, within our University institutions. Our roll-out of these technological tools is coupled with extensive faculty training. Continuous assessment facilitates the development of individualized, dynamic learning maps that both illustrate where student mastery has been achieved and where additional work is needed. Both the student and the instructor can see in real time where learning has taken place and where effort still needs to be applied.

CTU and AIU have each rolled out a mobile application during 2015 which was created to complement students’ mobile-centric lives. The mobile applications offer users the ability to connect with their university, track grades and degree progress in real-time and participate in courses from the palm of their hand. The student benefits of the mobile applications include motivating students, helping them connect with the university and remain on track with their course of study.

Library Services

Campus-based and online students have access to the Cybrary, a collection of electronic resources that has been developed to support the curricula offered by each CEC institution. All campus-based and online students have access to a team of reference librarians and students may request assistance through instant messaging, telephone or email. The online library resources and services exist to extend and enhance those resources and services that are provided on physical campuses as well as to support fully online students.

Faculty

CEC employs more than 3,250 credentialed, geographically disbursed, full-time and adjunct faculty who facilitate learning in our classrooms, kitchens, labs, studios and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in compliance with current accepted higher education practice and in compliance with state, institutional accreditation and programmatic accreditation standards. Generally, all colleges and universities require the instructor to have a degree at least one level higher than the level of course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General education faculty members must possess at least a master’s degree. The average tenure of a CEC faculty member is greater than four years. We believe the longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms.

Although faculty members will always serve as the primary point of contact, students may also engage the assistance of tutors and academic advisors. Students have access to technical support 24 hours a day, seven days a week.

Faculty Competencies

With the input of faculty and academic leadership across each of our institutions, we have developed a set of instructor competencies that are critical to student success and institutional effectiveness. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation and development. The competencies apply to all instructors, regardless of content area, instructional platform (campus-based or online) and employment status (full-time, part-time, adjunct). Faculty hired by any CEC institution must demonstrate proficiency in each of the following competencies:

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

In 2015, certain of our campuses participated in an Educator of the Year recognition program. The program is designed to showcase faculty members who developed and implemented creative and innovative approaches to meet the needs of their students as well as participated in building notable community relationship/partnerships. This year, the focus of the recognition programs were: influencing student success, teaching excellence and innovation and community service/partnership.

CEC’s recognition of outstanding faculty acknowledges our belief that the quality of the interaction between the instructor and the student is central to providing our student with a high quality learning experience.

Employees

As of December 31, 2015, we had a total of 6,687 employees, including 564 students employed on a part-time basis at certain of our institutions, as follows:

	Full-time	Part-time	Part-time
	Non-student	Non-student	Student	Full-time	Part-time
	Employees	Employees	Employees	Faculty	Faculty	Total
CTU	630	6	64	41	1,204	1,945
AIU	552	8	67	54	594	1,275
Total University Group	1,182	14	131	95	1,798	3,220
Corporate and Other	850	20	-	-	-	870
Culinary Arts	497	2	219	292	219	1,229
Transitional Group	290	10	214	108	746	1,368
Total employees	2,819	46	564	495	2,763	6,687

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

Pursuant to provisions of the Higher Education Act, ED relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in Title IV Programs. The Higher Education Act and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of our campuses are accredited by accrediting agencies recognized by ED.

Campuses in our University Group are accredited by The Higher Learning Commission (www.hlcommission.org). American InterContinental University’s next re-affirmation of accreditation is scheduled for 2023-24, with its next comprehensive evaluation in

2017-18. Colorado Technical University’s next re-affirmation of accreditation is scheduled for 2022-23, with its next comprehensive evaluation in 2016-17.

Our Transitional Group and Culinary Arts campuses, which are in teach-out, are also institutionally accredited as listed below through their expected closure date. Many are subject to supplemental reporting requirements so that the relevant accrediting agency may monitor student achievement outcomes and the financial position of these campuses. Any regulator sanctions regarding outcomes for these campuses will not take effect since the programs are already in teach-out, which is typically the required action for failure to achieve a minimum standard within the specific time period.

Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	Accreditor (1)
Briarcliffe College
Bethpage, NY (includes Online) (Patchogue, NY)	MSCHE
Harrington College of Design
Chicago, IL	HLC
Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO)	ACICS
Pasadena, CA	ACICS
Portland, OR (Tucker, GA and Mendota Heights, MN)	ACICS
San Francisco, CA	ACCSC/ACICS
Scottsdale, AZ (includes Online) (Cambridge, MA; Las Vegas, NV; and Miramar and Orlando, FL)	ACCSC/ACICS
Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	HLC
Sanford-Brown College
Atlanta, GA (Ft. Lauderdale, FL; Houston, TX; and Sanford-Brown Institute, New York, NY)	ACICS
Chicago, IL (IADT Detroit, Troy, MI and Collins College, Phoenix, AZ)	ACICS
Dallas, TX (Sanford-Brown Institute, Garden City, NY)	ACICS
Jacksonville, FL (Sanford-Brown Institute, Iselin, NJ)	ACICS
Mendota Heights, MN (Brooklyn Center, MN)	ACICS
Tampa, FL (Orlando, FL; Henderson, NV; San Antonio, TX; Seattle, WA; Online; and IADT Sacramento, Sacramento, CA)	ACICS
SBI Campus—an Affiliate of Sanford-Brown
Melville, NY	ACICS

___________

(1)	Below is a key to the accreditation abbreviations used in the table above:
a.	ACCSC – Accrediting Commission of Career Schools and Colleges
b.	ACICS – Accrediting Council for Independent Colleges and Schools
c.	MSCHE – Middle States Association Commission on Higher Education
d.	HLC – Higher Learning Commission

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

Programmatic accreditation has been granted by the following accrediting agencies for the following individual programs offered by our University Group institutions. Programmatic accreditation is also held by certain programs offered by campuses in the Transitional Group and Culinary Arts (all of which are in teach-out), but is not included in the table below.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Accredited

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Accreditation Council for Business Schools and Programs	American InterContinental University: Atlanta, Houston and Online; Colorado Technical University: Colorado Springs, Denver, Online and Sioux Falls	Business

Commission on Collegiate Nursing Education	Colorado Technical University Online	Nursing

Council for the Accreditation of Educator Preparation	American InterContinental University Online	Education

Council for Interior Design Accreditation	American InterContinental University, Atlanta	Interior design

Project Management Institute Global Accreditation Center	Colorado Technical University: Colorado Springs, Denver, Online and Sioux Falls	Project management

_____________________

(1)	Status as of February 15, 2016.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees, diplomas or certificates to its students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to regulation in the states where our physical campuses are located, and our online institutions are also subject to regulation in certain other states in which they enroll and/or recruit students. Currently, each of our ground-based campuses is authorized by the state in which it is located. Additionally, our online institutions have sought confirmation of an exemption, separate state approval or recognition from the relevant state agency via participation in a consortia program called the State Authorization Reciprocity Agreement (“SARA”) in the states in which they enroll and/or recruit students.

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by state legislators) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). As of January 1, 2016, 36 states are SARA participants with additional states moving towards applying for membership (www.nc-sara.org). During 2015, AIU and CTU were approved to participate in SARA by their home states (Illinois and Colorado, respectively). For those states that have not adopted laws to participate in SARA, local rules and thresholds for licensure apply.

In the past, ED has sought to increase state oversight imposed on Title IV participating institutions providing distance learning by conditioning Title IV participation for students residing in a state on whether that state maintained acceptable oversight of each institution. The enforceability of these regulations was successfully challenged in court and ED has subsequently delayed plans for re-issuing revised regulations addressing multi-state approval of distance learning programs.

Additional State Regulatory Matters

Over the past several years, states have increased their focus on the private, postsecondary education sector. This includes increased activity by state attorneys general in their review of the sector. In this regard, we have several pending inquiries by state attorneys general. See Note 13 “Contingencies – State Investigations” to our consolidated financial statements for more information about these inquiries.

Additionally, on August 19, 2013, the Company entered into an Assurance of Discontinuance with the New York Attorney General. Under the terms of this agreement, without admitting or denying any findings by the New York Attorney General, the Company agreed to, among other things: calculate and disclose placement rates according to agreed upon procedures and retain an independent consultant or audit firm to independently verify and report on such placement rates and to teach out programs going forward that do not achieve a 47.5% minimum placement rate. The Company’s Transitional Group campuses in New York as well as AIU Online and CTU Online have each reported and published this additional agreed upon placement rate which, in the case of AIU Online and CTU Online, only includes New York resident graduates. For the 2015 reporting year, none of the rates required to be calculated for AIU Online and CTU Online were below the minimum threshold required by the Assurance of Discontinuance. The Company’s Transitional Group campuses in New York are all in teach-out and therefore no further action should be necessary with respect to programs which report rates below the minimum threshold.

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

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain education related expenses at any institution that has been approved to participate by ED. These federal programs are authorized by the Higher Education Act. While most students are eligible for a Title IV loan, more generally, financial aid administered under Title IV is awarded on the basis of financial need, which is generally defined under the Higher Education Act as the difference between the costs associated with attending an institution and the amount a student’s family can reasonably be expected to contribute based on a federally determined formula. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under the Title IV Programs described in the sections below. In addition, some students at our institutions receive education related benefits pursuant to certain programs for veterans and military personnel, the most significant of which are described further below.

Federal Student and Parent Loans

ED’s major form of aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“Direct Loan”) Program. Direct Loans are loans made directly by the U.S. Government to students or their parents. The Direct Loan program offers Federal Direct Stafford, Federal Direct PLUS (which provides loans to parents of dependent students and to graduate or professional students, known as Parent PLUS and Grad PLUS) and Federal Direct Consolidation Loans.

Direct Loans are loans made to our students directly from the federal government. Undergraduate students who have demonstrated financial need may be eligible to receive a Direct Subsidized Loan, with ED paying the interest on this loan while the student is enrolled at least half-time in school. Graduate and undergraduate students who do not demonstrate financial need may be eligible to receive a Direct Unsubsidized Loan. Graduate/professional students may only receive Direct Unsubsidized Loans. With Direct Unsubsidized Loans the student is responsible for the interest while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a Direct Subsidized Loan may also be eligible to receive a Direct Unsubsidized Loan.

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

The Direct PLUS Loan Program provides loans to either the parents of dependent students (Direct Parent PLUS) or to graduate students (Direct Grad PLUS). Parents and graduate students who have an acceptable credit history may borrow a Direct PLUS Loan to pay the education related expenses of a child who is a dependent (Direct Parent PLUS) or a graduate student (Direct Grad PLUS) enrolled at least half-time at our eligible institutions. The amount of a Direct PLUS Loan cannot exceed the student’s cost of attendance less all other financial aid received.

The Federal Perkins Loan Program (“Perkins Loans”) is made from a revolving institutional Federal Perkins Fund account. The federal and institutional percentages of that account were determined by legislation in place at the time the institution received federal allocations. The educational institution’s contribution was at least one-third of the Federal Capital Contribution from ED. Each institution is responsible for award determination, disbursements, collections and servicing of the Federal Perkins Loans. Currently, only CTU participates in the Federal Perkins Loan program. This program initially sunset on September 30, 2015; however, President Obama recently signed legislation extending the life of the program. This program is now scheduled to end by September 30, 2017.

Federal Pell Grant and Federal Supplemental Education Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2015-16 maximum annual Pell Grant is $5,775. The FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per academic year for the neediest students. Our institutions are required to provide matching funding for FSEOG awards that represent not less than 25% of the total FSEOG award to be received by eligible students. The matching may be accomplished through institutional, private and/or state funds.

Federal Work-Study Program

Generally, under the federal work-study program, federal funds are used to pay 75% of the cost of part-time employment of eligible students to perform work for the institution or certain off-campus organizations. The remaining 25% is paid by the institution or the student’s employer. In select cases, these federal funds under the federal work-study program are used to pay up to 100% of the cost of part-time employment of eligible students.

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

On January 4, 2011, President Obama signed the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) which amends the Post-9/11 GI Bill in several pertinent respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution, and it replaces the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2015 is $21,085. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs. In March 2012, the Department of Veteran Affairs changed the Yellow Ribbon Agreement to an open ended agreement.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The MOU increases oversight of educational programs offered to active duty service members and conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Institutions were required to sign the MOU by March 30, 2012. After March 1, 2013 institutions without a signed DoD MOU cannot enroll service members under the tuition assistance program until they have signed the MOU. Our institutions utilizing tuition assistance have signed DoD’s standard MOU.

In August 2013, DoD began incorporating the Principles of Excellence outlined in the President’s 2012 Executive Order into their current MOU. Refer to the section below for more information on the Principles of Excellence.

In May 2014, DoD released a final version of its revised MOU and its changes include efforts to enhance departmental oversight of voluntary education programs as well as incorporate the remaining requirements as stated in the President's Executive Order 13607. The new provisions apply to all educational institutions providing education programs through the DoD tuition assistance program. Among other things, the MOU requests that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. The revised MOU also implemented rules to strengthen existing procedures for access to DoD installations by educational institutions, a DoD postsecondary education complaint system for service members, spouses, and adult family members to register student complaints and established authorization for the military departments to establish service-specific tuition assistance eligibility criteria and management controls. In September 2014, our institutions utilizing tuition assistance signed DoD’s revised MOU.

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

Alternative Student Financial Aid Sources

A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. The student, or the student and a co-borrower, must meet the credit criteria established by the financial institution to receive these loans. Each financial institution establishes its own credit criteria and loan limits. Students and co-borrowers generally can borrow an amount equal to the student’s cost of attendance less all other financial aid received. Currently, with the exception of a few regional markets, non-recourse loans are not available to students attending our institutions. In addition, CEC does not participate in any recourse loan programs. In November of 2012, Sallie Mae discontinued offering new non-recourse private student loans to students attending our institutions. Sallie Mae has committed, however, to providing access to private loans for students actively attending such that they could continue to receive funding through the remainder of their program. Less than 0.1% of our 2015 cash receipts came from private lending sources. We anticipate a similar amount of our 2016 cash receipts will come from these sources.

Due to tightening lending standards, in 2008 we started offering funding alternatives for eligible students in place of a recourse program that had previously been provided by Sallie Mae. We decided to provide extended payment plans directly to certain students to ensure that they could finish their current educational programs with us and to allow new students the opportunity to attend our institutions. In early 2011, we discontinued our internal extended financing program. As of December 31, 2015, we have approximately $2.2 million outstanding related to our extended payment plan programs as reflected in our current and non-current student receivables, net of allowance for doubtful accounts, on our consolidated balance sheet.

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

Institutions approved to participate in Title IV sign a program participation agreement provided by ED that describes the terms of participation and includes a number of certifications and assurances made by the chief executive officer. As long as an institution has submitted an application for re-certification prior to the expiration of its current program participation agreement, the institution’s eligibility to participate in Title IV Programs continues on a month-to-month basis until ED completes its review. ED may issue full certification to an institution, it may deny certification or it may elect to issue provisional certification, in which case the program participation agreement outlines additional requirements that the institution must meet.

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

All of our institutions, including AIU and CTU, are in the recertification process and are, therefore, operating on month-to-month continuing program participation agreements. Many have been operating on a month-to-month basis for some time, pending ED taking action on timely submitted recertification applications. In addition, several of our Career School institutions which are in teach-out are currently on provisional certification. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – If ED denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

Increased Scrutiny of the For-Profit, Postsecondary Education Sector

In recent years, Congress, ED, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), state attorneys general and the media have increased their scrutiny of the for-profit, postsecondary education sector. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports have been issued that are highly critical of for-profit colleges and universities and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the Higher Education Act. A group of influential U.S. senators has strongly and repeatedly encouraged ED and the Departments of Defense and Veterans Affairs to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs.

In addition, ED has formed an inter-agency task force focused on the private, postsecondary education sector involving multiple federal agencies and departments, including the FTC, the U.S. Departments of Justice, Treasury and Veterans Affairs, the CFPB, the Securities and Exchange Commission, and numerous state attorneys general, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices.

We expect that this challenging regulatory environment will continue for the foreseeable future. Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Increased scrutiny of the for-profit postsecondary education sector by Congress, the President and various state and federal governmental agencies have resulted in adverse publicity and increased regulatory burdens and costs, and this trend may continue or intensify.”

Legislative Action and Recent ED Regulatory Initiatives

The U.S. Congress must periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program.

The Higher Education Opportunity Act (“HEOA”) was the most recent reauthorization of the Higher Education Act and was signed into law on August 14, 2008. It was immediately effective for many items with others effective in subsequent years. The HEOA authorized increases in the Federal Pell Grants, changed certain grant eligibility requirements, expanded Stafford Loan deferment options, provided changes to needs analysis, changed treatment of Veterans Administration benefits effective with the 2010-11 award year and revised many of the regulations governing an institution’s eligibility to participate in Title IV Programs.

By law, the Higher Education Act must be reauthorized by Congress every five years. The last full reauthorization took place in 2008, which means that the next reauthorization was due in 2013. Congress failed to pass an on-time reauthorization bill; therefore an automatic one-year extension to December 2014 was established. In late 2014, Congress passed an extension to further delay reauthorization. Congress must continue to pass legislation to extend the Act until a reauthorization can occur. We anticipate that Congress will work to either reauthorize the Higher Education Act in its entirety or pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs. Already we have seen legislation introduced that is focused on simplifying both access to and repayment of Title IV funds. Simplifying the federal student aid programs and reducing the complexity of repayment should be of benefit to our students. However, increased scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically.

Program Integrity and Improvement

In recent years, ED has engaged in rulemaking discussions intended to develop new regulations focused on various topics. The negotiated rulemaking committee established to address program integrity and improvement issues for the federal student aid programs met four times from February through May 2014. Topics for discussion included clock-to-credit-hour conversion, state authorization (distance education and foreign institutions), cash management, retaking coursework and the definition of adverse credit for Direct PLUS loan eligibility. At their final meeting in May of 2014, the taskforce agreed on only four out of six topics negotiated. Because the team failed to reach consensus on all items, ED had discretion to develop its own regulatory language for comment.

On August 8, 2014, ED published proposed regulations to update eligibility standards and improve access for student and parent borrowers under the Federal Direct PLUS Loan Program. Final rules were published on October 23, 2014 updating the standard for determining if a potential parent or student borrower has an adverse credit history for purposes of eligibility for a Direct PLUS Loan. These regulations also require parents and students who have an adverse credit history, but who are approved for a Direct PLUS loan on the basis that extenuating circumstances exist or by obtaining an endorser for the loan, to receive loan counseling before receiving the loan. These rules went into effect July 1, 2015; however, ED allowed early implementation of the new criteria as early as March 29, 2015. The increase in administrative burden under these new regulations has not had a material effect on our business.

On October 30, 2015, ED published program integrity and improvement final regulations on three items: cash management of Title IV federal student aid funds, which includes the use of stored value cards and issuing Title IV credit balances; clarification on the treatment of previously passed coursework for Title IV eligibility purposes; and simplification of the requirements for programs that must be treated like clock hour programs for the purposes of Title IV aid assessment. These new regulations remove the institutional authority to reserve, with student authorization, any Title IV credit balance for future allowable education related charges in the applicable award year for schools that are placed on Heightened Cash Monitoring. In addition, the regulations require the institution to issue a Title IV credit balance to the student prior to drawdown of funding from ED. As a result, the new regulations may result in an adverse impact on our overall bad debt expense and certain regulatory metrics; however, at this time, we are unable to predict the magnitude of the impact. The new rules also define arrangements between an institution and a third-party servicer or financial institution when performing functions associated with processing direct payments of Title IV funds. The rules prohibit an institution from requiring students to obtain an access device into which their credit balances must be deposited and provides strict guidance on the marketing practices and methods in which students are presented choices to receive direct payments of Title IV funds if issued through an access device. These regulations will require CEC to adjust the method in which we provide refund options to our students. In addition, ED provides clarification on specific instances where schools may include (or bundle) the cost of books and supplies with tuition charges. To continue this practice, institutions must have a cost effective arrangement with a publisher for students to receive books and supplies at or below market cost, provide a way for students to obtain books and supplies by the seventh day of the term and include a way for a student to ‘opt out’ of the institution’s method for receiving books and supplies. We are reviewing our current bundling practices and evaluating whether they meet these criteria. Any required changes may impact our reported revenue; however, at this time, we are unable to quantify the potential impact. These regulations will be effective July 1, 2016.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

To be eligible to participate in Title IV Programs, an institution must comply with the Higher Education Act and regulations thereunder that are administered by ED. We and our institutions are subject to audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by ED and federal and state regulatory agencies, accrediting agencies, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards or other regulatory requirements applicable to us or our institutions. If the results of any such audits, reviews, investigations, claims or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, provisional certification or other civil or criminal penalties. In addition, if ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or ED’s regulations, that institution could be required to repay such funds, and could be assessed an administrative fine.

We have several such matters pending at one or more of our institutions. See Note 13 “Contingencies” to our consolidated financial statements for further discussion of certain of these matters, including that in December 2011 ED moved all of our institutions from what is called the Advance Method of Payment of Title IV funds to what is called Heightened Cash Monitoring 1, or HCM1, status. Although our prior practices substantially conformed to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the Higher Education Act or related regulations, ED may impose monetary or program level sanctions, or transfer our institutions to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) method of payment of Title IV Program funds, which would result in a significant delay in receiving those funds.

In July 2015, ED conducted an ordinary course on-site program review of AIU’s administration of Title IV Programs in which the institution participates. The review covered the 2014-2015 award year with a specific focus on the programs the institution offers via distance education. We have remained responsive to any information requests from ED in this regard; however, we have not yet received the initial program review report.

In November 2015, we were notified by ED that, with the assistance of an external accounting firm, it was going to conduct an assessment of CEC’s compliance with the Student Right to Know Act. The review generally covers all CEC institutions with active OPEIDs and several institutions with OPEIDS for schools that we have closed or sold, but that had graduates and reported placement rates for the cohort under review. The notification included a request for an extensive volume of information related to placement and graduation rates for the cohort of students graduating between July 1, 2013 and June 30, 2014, together with supporting documentation for reported placements, policies and procedures for collecting and reporting placement information, required website program disclosures, information related to student complaints, employees responsible for placement tracking and reporting and advertising materials. We have provided ED and its accounting firm with the requested information and believe its review is ongoing. We believe this type of compliance assessment is a new type of review ED is performing on institutions and therefore we cannot predict the scope, duration or process that will be followed for the review.

The Higher Education Act also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to ED for review.

Gainful Employment

CEC institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” During 2013 ED established negotiated rulemaking committees, one specifically to address gainful employment in a recognized occupation, and on October 30, 2014, ED published a new complex final regulation, effective July 1, 2015, to define “gainful employment,” a term used in the Higher Education Act which historically has not been defined by Congress or ED. The new definition establishes a formula by which ED will determine if a program is eligible to participate in Title IV Programs. The regulation requires graduates of programs within three years (or less) beyond graduation to, on average, have debt with annual loan payments that are less than 8% of their annual earnings or 20% of their discretionary income. Programs whose graduates have debt with annual loan payments that accounts for between 8% and 12% of their annual earnings, or between 20% and 30% of their discretionary income, will be considered to be in the “zone” for meeting the gainful employment standard. Programs whose graduates have debt with annual loan payments that are greater than 12% of annual earnings or 30% of discretionary income will fail the gainful employment test. Institutions with a program that fails to meet the gainful employment test for two out of three years, or that either fail or are in the zone for three out of four years, lose eligibility for that program to participate in Title IV Programs for at least three years. Institutions with a program that is within a year of potentially disqualifying for participation must notify current and prospective students of the program of its potential loss of access to Title IV Program funds and the plan for continuation of the program or refunding tuition to students should the program fail to pass the gainful employment threshold in the subsequent year.

Under the new regulation, debt is calculated based on the lesser of actual median or mean debt, or the cost of tuition, fees, books, supplies and equipment. For the first five to seven years after ED begins to report gainful employment results, depending upon the length of the academic program, ED will substitute for the average debt of the measurement cohort the average debt of the most recent graduating cohort. Earnings are based on data to be provided by the Social Security Administration. Institutions will have an opportunity to review and correct the list of students who will be submitted to the Social Security Administration for the earnings query, but will not have an opportunity to inspect, review, question or appeal the results provided.

The gainful employment regulation includes a requirement that institutions disclose program level cohort default rates if directed to do so by ED.

The new regulation includes significant new disclosure requirements and creates additional certifications to which the chief executive officer must attest, including that the programs offered by the institution meet the requirements of states or professional licensing bodies in order for graduates to practice in the field.

We believe that certain of our culinary arts and art & design programs that are in teach-out have the greatest risk of losing Title IV eligibility under the new gainful employment eligibility test, and that our programs within our University segments are more likely to pass. However, we are closely monitoring a few programs within our University Group that we believe will be close to the regulatory thresholds for passing and we are working to launch new programs within our University business that we believe are likely to have positive gainful employment outcomes. There can be no assurance that our actions will result in compliance and the regulation could adversely affect the eligibility of the programs we offer. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ED’s gainful employment regulations may limit the programs we can offer students and increase our cost of operations,” for more information about risks associated with the gainful employment regulation.

“90-10 Rule”

Under a provision of the Higher Education Act commonly referred to as the “90-10 Rule,” any of our institutions that, on modified cash basis accounting, derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. If an institution does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in Title IV Programs for at least two fiscal years. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. If an institution violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED could require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

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

For our 2015 fiscal year, our preliminary review of our institutions’ 90-10 Rule percentages results in none of our institutions exceeding the 90% limit.

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

Under the current three year measurement period if an educational institution’s cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, all of our institutions have implemented a 30-day delay for such disbursements.

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
•

Three consecutive years test. If the institution’s three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV Programs.

We have student loan default management initiatives at all of our institutions that participate in Title IV Programs aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for loan counseling and communication with students after they cease enrollment.

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

In September 2015, ED released the official three-year cohort default rates for the 2012 cohort. For the 2012 cohort, no CEC institution had official rates in excess of the 30% threshold, including our Career Schools which are in teach-out. A listing of the official 2012, 2011 and 2010 three-year cohort default rates, for our universities is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2012	2011	2010
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA and Houston, TX)	17.7%	21.0%	23.2%
Colorado Technical University
Colorado Springs, CO (Denver, CO; Sioux Falls, SD; and Online)	17.7%	19.4%	22.8%

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. ED also may apply the tests to the parent company of our institutions, and to other related entities. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite scores. Our composite score for the consolidated entity for the year ended December 31, 2014 was 1.5, and our preliminary calculation for the year ended December 31, 2015 is 1.7, which are considered financially responsible without conditions or additional oversight. Our financial responsibility ratio for 2015 benefits from the partial reversal during the year ended December 31, 2015 of the valuation allowance recorded against our deferred tax assets. Future profitability declines as compared to projected amounts, as well as changes in estimates regarding expectations of future taxable income or the timing of future taxable income, could impact our valuation allowance for deferred tax assets or goodwill balances in future periods, which could negatively impact our financial responsibility ratio. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

The portion of tuition and registration fee payments received from students but not yet earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheets, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that we are not entitled to retain, pursuant to applicable federal and state law and accrediting agency standards and our refund policy. The amount of funds to be refunded on behalf of a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of the student’s withdrawal date. Such refunds typically result in a reduction to deferred tuition revenue and cash on our consolidated balance sheets, because generally, we do not recognize tuition revenue in our consolidated statements of income (loss) and comprehensive income (loss) until related refund provisions have lapsed.

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2015, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

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

Opening New Institutions, Start-up Campuses and Adding Educational Programs

The Higher Education Act generally requires that for-profit institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus or location and participate in Title IV Programs at the start-up campus without reference to the two-year requirement if the start-up campus has received all of the necessary state and accrediting agency approvals, has been reported to ED, and meets certain other criteria as defined by ED. Nevertheless, under certain circumstances, a start-up branch campus may also be required to obtain approval from ED to be able to participate in Title IV Programs.

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

Substantial Misrepresentation

The Higher Education Act prohibits an institution participating in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with ED. Under ED’s rules, a "misrepresentation" is any statement (made in writing, visually, orally or otherwise) made by the institution, any of its representatives or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive, and a "substantial misrepresentation" is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. In addition, ED’s gainful employment regulation requires the disclosure of select student outcome metrics and includes disclosure of a number of new metrics on institutional websites and during enrollment to all new students. Errors or omissions in these metrics may be used by ED as the basis for a finding of “substantial misrepresentation.” If ED determines that one of our institutions has engaged in substantial misrepresentation, ED may revoke the institution’s program participation agreement, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV Programs; the institution could also be exposed to increased risk of action under the federal False Claims Act.

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

We and other for-profit postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State attorneys general, ED, the President, members and committees of Congress, the CFPB, the FTC, various advocacy and lobbying groups and other parties have increasingly focused on various aspects of the education industry, including accreditation matters, student debt, student recruiting, student success and outcomes and other matters. This increased scrutiny has led to negative publicity about these topics and we expect this to continue.

Congress, ED and certain states have adopted and proposed legislation directed at the for-profit education sector, and the reauthorization of the Higher Education Act is pending. The increased scrutiny of the for-profit postsecondary education sector and the focus on U.S. debt levels and deficit spending could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act or otherwise, and many of these changes are likely to be adverse to postsecondary institutions generally or for-profit institutions specifically. Various groups continue to actively lobby state and federal regulators to adopt stringent rules selectively targeting for-profit institutions. Further, these circumstances could also lead to additional federal or other investigations of the sector and third-party litigation alleging statutory violations, regulatory infractions or common law causes of action.

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

We are subject to extensive federal and state regulation as a provider of postsecondary education. The applicable regulatory requirements cover virtually all phases of the operations of our institutions, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions or openings of new institutions, additions of new educational programs, closure or relocation of existing locations and changes in corporate structure and ownership. ED is our primary federal regulator pursuant to the Higher Education Act.

A significant portion of our U.S.-based students rely on Title IV Programs, and we derive a substantial portion of our revenue and cash flows from Title IV Programs. For example, for the fiscal year ended December 31, 2015, approximately 90% of our U.S.-based students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts recorded by the Company of approximately $622 million.

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

If we are found to have violated any applicable regulations, standards or policies, we may be subject to the following sanctions, among others, imposed by any one or more of the relevant regulatory agencies or other government bodies:

•	imposition of monetary fines or penalties;

•	repayment of funds received under Title IV or other federal programs or state financial aid programs;
•	restrictions on, or termination of, our institutions' eligibility to participate in Title IV or other federal programs or state financial aid programs;
•	limits on, or termination of, our institutions' operations or ability to grant degrees, diplomas and certificates;
•	restrictions on, or revocation of, our institutions' accreditations;
•	limitations on our ability to open new institutions or offer new programs;
•	costly investigations, litigation or other adversarial proceedings; and
•	civil or criminal penalties being levied against us or our institutions.

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

In addition to the new gainful employment regulation discussed in a risk factor below, the U.S. Department of Education has promulgated a substantial number of new regulations in recent years that impact our business, including but not limited to compensation rules for persons engaged in certain aspects of admissions and financial aid, state authorization, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation” which became effective on July 1, 2011. These new regulations and subsequent regulations, known as the program integrity rules, have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs.

Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes. As mentioned above, the increased scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically.

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

ED may adopt debt forgiveness regulations that could lead to liability for amounts based on borrower defenses or affect ED’s assessment of our institutional capability.

ED has received claims from current and former students of for-profit education institutions seeking loan forgiveness. These students claim that they are legally entitled to such relief based on, among other things, allegations that their school engaged in unlawful conduct with respect to its administration of Title IV Programs. On August 20, 2015, ED announced its intention to establish a negotiated rulemaking committee to develop proposed regulations (collectively, the “Debt Forgiveness Regulations”) for determining the criteria ED will use to identify acts or omissions of an institution that constitute defenses to repayment of Direct Loans, and standards and procedures to determine liability of an institution for amounts based on borrower defenses. The committee will also propose rules to determine the effect that borrower defenses to loan repayment may have on ED’s assessment of institutional capability. We cannot predict the timing or outcome of this rulemaking process or how any such resulting rules would be enforced. Should ED adopt rules proposed by the negotiated rulemaking committee, or rules in furtherance of the objectives of the rulemaking committee, they may include rules that serve as a basis for recovery of losses arising from loan forgiveness from Title IV participating institutions. Depending on the processes and standards that may be adopted by ED in the Debt Forgiveness Regulations, which we cannot predict at this time, the outcome of any legal proceeding instituted by a private party or governmental authority or the facts asserted therein could collaterally serve as the basis for liability for amounts based on borrower defenses or the termination of eligibility to participate in Title IV Programs based on ED’s institutional capability assessment. Such liability or termination of eligibility could have a material adverse effect on our business and financial condition and result in the imposition of significant restrictions on us and our ability to operate.

ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations.

Under the Higher Education Act, for-profit institutions are generally eligible to participate in Title IV Programs only in respect of educational programs that “prepare students for gainful employment in a recognized occupation.” On October 30, 2014, ED published a new complex final regulation to define “gainful employment,” a term used in the Higher Education Act which historically has not been defined by Congress or ED. In addition to significant new disclosure requirements, the new regulation establishes debt to earnings ratio thresholds a program’s students must achieve for the program to remain eligible to participate in Title IV Programs. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Gainful Employment,” for more information about the new gainful employment regulation.

There can be no assurance that the Company’s efforts to mitigate the impact of the regulation will be successful or result in compliance with the new regulation. In particular, the continuing eligibility of our educational programs for Title IV Programs is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, the Affordable Care Act’s incentive for businesses to reduce employee work schedules, pending immigration reform proposals and labor supply impacts on starting wages generally, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business. In addition, the disclosure and reporting requirements of the new regulation increase our costs of operations and could adversely impact student enrollment, persistence and retention. We are closely monitoring a few programs within our University Group that we believe will be close to the regulatory thresholds for passing.

If a particular program ceased to be eligible for Title IV Programs, in most cases it would not be practical to continue offering that program under our current business model, which could reduce our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition.

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

Several factors such as the increase in Title IV Program aid availability and budget-related reductions in state grant and workforce training programs and other alternative funding sources have adversely affected our institutions' 90-10 Rule percentages in recent years, and we expect this negative impact to continue. We have implemented various measures intended to reduce the percentage of our institution's cash basis revenue attributable to Title IV Program funds, but they have had only limited impact to date and there is no assurance that they will be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90% in the future. One such measure is delaying the disbursement and subsequent receipt of Title IV Program funds. Another is adjusting tuition, which could adversely affect our enrollment and our cohort default rates. The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by ED involving us could require a significant amount of resources.

ED has broad discretion to impose additional sanctions on institutions that fail the 90-10 Rule limit, but there is only limited precedent available to predict what those additional sanctions might be in the future, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as part of the provisional certification and the institutions' continued participation in Title IV Programs. These conditions may include, among other things, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - ‘90-10 Rule,’” for more information about the 90-10 Rule and the measures we have implemented to improve our compliance.

If any of our institutions lose eligibility to participate in Title IV Programs due to violation of the 90-10 Rule, such institutions' operating and financial results would be materially adversely affected. Efforts to reduce the 90-10 Rule percentage for our institutions have and may in the future involve taking measures that involve interpretations of the 90-10 Rule that are without clear precedent, reduce our revenue or increase our operating expenses (or all of the foregoing, in each case perhaps significantly). If the 90-10 Rule is not changed to provide relief for for-profit institutions, we may be required to make structural changes to our business to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

A failure to demonstrate "financial responsibility" or "administrative capability" would have negative impacts on our operations.

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

Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility scores over the past few years. Our financial responsibility ratio for 2015 benefits from the partial reversal during the year ended December 31, 2015 of the valuation allowance recorded against our deferred tax assets. Future profitability declines as compared to projected amounts, as well as changes in estimates regarding expectations of future taxable income or the timing of future taxable income, could impact our valuation allowance for deferred tax assets or goodwill balances in future periods, which could negatively impact our financial responsibility ratio. Further, there is some uncertainty regarding ED’s treatment of certain components of the financial responsibility composite score. There can be no assurance that the Company will remain financially responsible as defined by ED. For example, our plans to reduce costs through closure of campuses may negatively impact our composite score in the short term. We believe that recent developments in the for-profit postsecondary education industry have negatively impacted the availability and cost of capital for companies in the industry, which may impact our ability to take actions to, or the terms of any transaction undertaken to, benefit our future compliance with ED’s financial responsibility standards. If in the future we are required to satisfy ED's standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

Accreditor and state regulatory requirements also address financial responsibility, and these requirements vary among agencies and also are different from the ED requirements. Any developments relating to our satisfaction of ED's financial responsibility requirements may lead to additional focus or review by our accreditors or applicable state agencies regarding their respective financial responsibility requirements.

If our institutions fail to maintain financial responsibility or administrative capability, they could lose their eligibility to participate in Title IV Programs, have that eligibility adversely conditioned or be subject to similar negative consequences under accreditor and state regulatory requirements, which would have a material adverse effect on our business. In particular, limitations on, or termination of, participation in Title IV Programs as a result of the failure to demonstrate financial responsibility or administrative capability would limit students' access to Title IV Program funds, which would materially and adversely reduce the enrollments and revenues of our institutions.

Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if their student loan cohort default rates are greater than the standards set by ED.

To remain eligible to participate in Title IV Programs, our institutions must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The applicable cohort default rate for each cohort is now the percentage of the students in the cohort who default on their student loans prior to the end of the two following federal fiscal years, which represents a three-year measuring period. If an educational institution’s cohort default rate exceeds the applicable standards, it may be required to delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers, establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate, be subject to provisional certification imposing various additional requirements for participating in Title IV Programs or, depending on the duration or magnitude of the compliance failure, cease participation in Title IV Programs.

We believe maintaining cohort default rates in compliance with the standards will remain challenging due to the economic climate and changes in the manner in which student loans are serviced. All federal student loans have migrated to the Federal Direct Loan Program under which the federal government lends directly to students. This could adversely impact loan repayment rates and our institutions’ cohort default rates if the federal government is not effective in promoting timely repayment of federal student loans.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates,” for more information about cohort default rates, ED’s standards and penalties applicable thereto as well as the Company’s rates for its institutions.

If our student loan default rates approach applicable limits, we may be required to increase our efforts and resources dedicated to improving these default rates. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, we may not be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV Programs if we experience an increase in our student loan default rates.

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

          Under the provisions of the Higher Education Act, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Each institution is assigned an identification number by ED known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and additional locations assigned to the main campus’ OPEID. All of our remaining OPEIDs are currently in the process of seeking recertification from ED. We have submitted necessary documentation for recertification and eligibility of these institutions continues on a month-to-month basis until ED issues its decision on the applications. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. It is not unusual to be continued on a month-to-month basis until ED completes its review; however, it can be challenging to start new programs at institutions currently in recertification, which could negatively impact our ability to start new programs.

          Any new program participation agreements may contain additional conditions on our institutions’ participation in Title IV Programs, such as additional disclosure obligations to new students or reporting of additional information to ED on regular intervals. In addition, given the number of institutions that are winding down as part of announced teach-outs, ED may elect to issue provisional certification for certain of our institutions.

          ED is conducting an inquiry concerning possible violations of ED misrepresentation regulations. See Note 13 “Contingencies – Regulatory Matters – ED Inquiry and HCM1 Status” to our consolidated financial statements. In addition, several of our institutions that are seeking recertification are subject to provisional certification. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Eligibility and Certification by ED.” It is uncertain what impact, if any, ED’s inquiry or provisional certification may have on the recertification process.

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

Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. In this regard, we have several pending audits, inquiries and claims against us, including ED’s Office of Inspector General audit of CTU and inquiries from ED and various other regulators. See Note 13 "Contingencies" to our consolidated financial statements and Item I, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” for discussion of certain of these pending matters.

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

Our institutions are subject to regulation in the states where our physical campuses are located, and our online institutions are also subject to regulation in certain other states in which they enroll and/or recruit students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs.

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

If we are unable to comply with current or future state licensing, authorization or other requirements, or determine that we are unable to cost effectively comply with new or changed requirements, we could lose enrollments, eligibility to participate in Title IV Programs and revenues in any affected states, which could materially affect our result of operations and our growth opportunities. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of authority in other states, which would further impact our business.

If one or more of our institutions fails to maintain institutional accreditation, if one or more of our accrediting agencies loses recognition by ED, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish and our business would suffer.

Institutional Accreditation. In the U.S., accrediting agencies periodically review the academic quality of an institution's instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution's educational programs qualify the institution to participate in Title IV Programs. See Item 1, “Business – Accreditation and Jurisdictional Authorizations – Institutional Accreditation.”

The failure to comply with accreditation standards will subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution's application for a new grant of accreditation or an action to suspend an institution's accreditation or a program's approval. If our institutions or programs are subject to accreditation actions or are placed on probationary accreditation status, we may experience additional adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status.

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

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may improve employment opportunities for program graduates in their chosen field. Those of our programs that do not have such programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have become a focus of attention by the Office of Inspector General and ED over recent years. This focus may make the accreditation review process longer and potentially more challenging for all of our institutions when they undergo their normal accreditation review processes. It may also be making the process by which ED evaluates and recognizes accreditors as appropriate Title IV gatekeepers similarly longer and more challenging. If an accreditor loses recognition by ED as an approved Title IV accreditor, the institutions it accredits would have only 18 months to become accredited by another accreditor in order to maintain Title IV eligibility. If an institution loses accreditation, or its accreditor loses ED recognition, it could experience increased operational costs and reduced enrollments, and each has the potential to materially adversely affect our business and results of operations.

We need timely approval by applicable regulatory agencies to offer new programs or make substantive changes to existing programs.

          We are facing a period of extremely heightened regulatory scrutiny as discussed in other risk factors above. We believe regulatory agencies are generally seeing significant increases in the volume of requests as a result of the industry adjusting to the significant volume of new regulations and challenging economic circumstances which have affected students and institutions. Regulatory capacity constraints have resulted in delays to various approvals our institutions are requesting. To establish a new educational program or substantive changes to existing programs, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally. Also, the threat of any adverse action by ED regarding its recognition of any of our accrediting agencies may impact the timing of our accrediting agencies' review and decision whether to grant approval of our various requests, in particular in areas of current focus by ED.

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

We and certain of our current and former directors and executive officers have been named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our institutions. Current claims include qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government. See Note 13 "Contingencies" to our consolidated financial statements for discussion of these and certain other current matters. Additional actions may arise in the future.

We and our institutions also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our institutions. For example, we have received inquiries from attorneys general in 21 states plus the District of Columbia, including a collective inquiry by 18 attorneys general relating to potential non-compliance with applicable state laws and regulations by certain of our institutions. See Note 13 "Contingencies" to our consolidated financial statements and Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” for additional discussion of these and certain other current matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects. For example, Congressional hearings and the continuing state attorneys general, CFPB and FTC investigations affecting for-profit institutions may spur plaintiffs’ law firms or others to initiate additional litigation against us and other for-profit education providers.

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

We cannot predict the ultimate outcome of these and future matters and expect to continue to incur significant defense costs and other expenses in connection with them. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations, including the pending state attorneys general investigations in which we are involved, and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees, or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions. Any such costs and expenses could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

We compete with a variety of educational institutions, especially in the online education market, and if we are unable to compete effectively, our total student enrollment and revenue could be adversely impacted.

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at our institutions. Legislation has also been introduced in Congress that would pay for two years of community and technical colleges for first-time students who enroll on at least a half-time basis and maintain satisfactory academic progress. Our competitors may have substantially greater brand recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to experience increased competition as more postsecondary education providers increase their online program offerings, including traditional and community colleges that had not previously offered online education programs, and increase their use of adaptive learning technologies. An increase in competition could affect the success of our recruiting efforts, or cause us to reduce our tuition rates and increase our marketing and other recruiting expenses, which could adversely impact our profitability and cash flows.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our institutions and programs among high school graduates and working adults in a cost effective manner.

If our institutions are unable to successfully market and advertise their educational programs, our institutions' ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing and advertising our institutions and the programs that they offer include, but are not limited to: student or employer dissatisfaction with educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; FTC or Federal Communications Commission restrictions on contacting prospective students, Internet, mobile phone and other advertising and marketing media; costs and effectiveness of Internet, mobile phone and other advertising programs; and changing media preferences of our target audiences. In addition, we use third-party lead aggregators to help us identify potential students. The practices of some lead aggregators have been questioned by various regulatory bodies, which could lead to changes in the quality and number of the leads provided by these lead aggregators as well as the cost thereof, which could in turn result in a reduction in the number of students we enroll.

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, including long-lived assets, deferred tax assets and goodwill and intangible assets, such as our trade names.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we may be required to record an impairment charge in the consolidated statements of income (loss) and comprehensive income (loss). We determine the fair value of our trade names using a relief from royalty method which is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. To the extent the fair value of the trade name is less than its carrying amount, we record an impairment charge in the consolidated statements of income (loss) and comprehensive income (loss). During 2015 and 2014, we recorded asset impairment charges of $60.5 million and $36.1 million, respectively, for our continuing operations (see Note 10 "Goodwill and Other Intangible Assets" and Note 8 “Property and Equipment” to our consolidated financial statements). Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. However, should we encounter unexpected economic conditions or operational results or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other long-lived assets which could materially adversely affect our financial condition and results of operations.

Furthermore, we believe that our evaluation of deferred tax assets and the need for a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income. These estimates are susceptible to change and are dependent on events that may or may not occur. Our assessment of the need for or release of a valuation allowance is material to the assets reported on our consolidated balance sheets and changes in any of the assumptions utilized in this assessment could result in an increase or decrease to the valuation allowance recorded as of December 31, 2015. As of December 31, 2015, we have recorded a partial valuation allowance in the amount of $47.5 million related to that portion of our deferred tax assets which we determined were not more likely than not to be realized based upon the existing positive and negative evidence. Future changes in circumstances that cause a change in judgment about the realizability of the deferred tax asset could result in an increase or decrease to the valuation allowance recorded within the consolidated balance sheet in future periods and could cause our income tax provision to vary significantly among financial reporting periods.

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our institutions' ability to attract and retain qualified faculty members and administrators. Many leadership positions within the Company have been transitioned over recent years. This includes several changes in the offices of Chief Executive Officer and Chief Financial Officer, and a search for a permanent Chief Financial Officer is underway. These transitions and loss of key personnel in the future could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management's attention to operations. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. Cost reduction measures due to declining enrollments, our recent operating losses and the negative publicity surrounding our industry make it difficult and more expensive to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us after any period they are contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract, integrate and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

Our credit facility and letters of credit are cash-collateralized and therefore may impact our liquidity.

The loans and letter of credit obligations under our credit facility are secured by 100% cash collateral. Cash generated by operations may continue to decrease due to lower student enrollments and operating losses. Further, any negative decisions in regulatory proceedings or other legal actions against us may reduce existing available cash balances. We therefore may have liquidity needs in the future which the credit facility will not meet. For example, we may not have the capacity to post required letters of credit we may need in the future for state licensing requirements, if we are required to satisfy ED's standards of financial responsibility on an alternative basis or for other purposes due to insufficient cash available to provide security. If cash generated by operations and existing cash balances are insufficient in the future to support our cash requirements, we would need to pursue other sources of liquidity, if available, such as additional sources of credit which may be more expensive, issuance of stock to new investors or a sale of assets.

We may be compelled to terminate programs or teach out additional campuses due to regulatory considerations or declining enrollments and may incur additional costs and expenses associated with past or future exit activities.

We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms. We have in the past decided to teach out and cap enrollments in certain programs due to existing regulatory considerations such as minimum placement rate standards, the 90-10 Rule and other factors, and we may need to cease offering additional programs as a result of the gainful employment or other regulations. We have also made the decision to teach out numerous campuses. Changes in the economy, regulatory environment or unavailability of Title IV Program funds may cause us to terminate additional programs or teach out additional campuses. Closing facilities or other exit activities involve costs and expenses which can be significant. Actual costs and expenses involved in closing facilities or other exit activities may be higher than expected and the benefits anticipated may be less due to a number of factors including unanticipated expenses in teaching out campuses and higher than expected lease costs.

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

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our students may be vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks could evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. Because our services can be accessed globally via the Internet, we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and/or require changes in our operating procedures or systems. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

System disruptions and vulnerability from security risks to our online technology infrastructure could have a material adverse effect on our ability to attract and retain students.

For our online and ground-based campuses, the performance and reliability of program infrastructure is critical to their operations, reputation and ability to attract and retain students. Any computer system error or failure, significant increase in traffic on our computer networks, or any significant failure or unavailability of our computer networks, including but not limited to those as a result of natural disasters and network and telecommunications failures could materially disrupt our delivery of these programs. Any interruption to our institutions’ computer systems or operations could have a material adverse effect on our total student enrollment, our business, financial condition, results of operations and cash flows.

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

Our stock price has declined substantially since mid-2011. The trading price of our common stock has and may fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors include:

•	general conditions in the postsecondary education field, including declining enrollments;
•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;
•	negative media coverage of the for-profit education industry;
•

the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews, inquiries and investigations, including the pending state attorneys general investigations in which we are involved, and any related adverse publicity;

•	failure of certain of our institutions or programs to maintain compliance under the gainful employment regulation, 90-10 Rule or with financial responsibility standards;

•	loss of key personnel;

•	our ability to meet or exceed, or changes in, expectations of analysts or investors, or the extent of analyst coverage of our company;

•	decisions by any significant investors to reduce their investment in us;
•	quarterly variations in our operating results;

•	price and volume fluctuations in the overall stock market, which may cause the market price for our common stock to fluctuate significantly more than the market as a whole; and

•	general economic conditions.

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

Our campuses are located throughout the United States. Each of our campuses contains admissions and administrative offices and for our ground-based campuses, teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include cafeteria facilities, and utilize leased space to operate restaurants in conjunction with their culinary arts programs. Additionally, we have administrative facilities located primarily within the Chicagoland area.

Almost all of our campus and administrative facilities are leased. As of December 31, 2015 we leased approximately 3.1 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to eight years. As of December 31, 2015, we leased approximately 0.8 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from one to five years. As of December 31, 2015, we owned less than 0.1 million square feet of real property utilized by American InterContinental University and Sanford-Brown College, located in Houston, TX.

See Item 1, “Business,” for a listing of our campus locations. The listing excludes institutions that have been sold and campuses that have ceased operations.

We actively monitor our real estate needs in light of our current utilization and projected student enrollment growth. A key goal is to mitigate overall operating expenses by disposing of excess properties as student enrollments shrink at campuses that are in teach-out. In addition we are completing campus reconfigurations and consolidations to continue to provide facilities and services that will effectively serve out students. The Company vacated approximately 1.0 million square feet of space during the year ended December 31, 2015 and during the past two years the Company has entered into sublease arrangements or early lease termination agreements which will result in future cash savings of approximately $80 million, net of cash payments.

ITEM 3.	LEGAL PROCEEDINGS

Note 13 “Contingencies” to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of
	Common Stock
	High	Low
2015
First quarter	$7.10	$4.90
Second quarter	5.19	3.28
Third quarter	4.82	2.76
Fourth quarter	4.94	3.32

	High	Low
2014
First quarter	$7.93	$5.28
Second quarter	7.85	4.32
Third quarter	5.81	4.53
Fourth quarter	7.10	4.75

The closing price of our common stock as reported on the NASDAQ on February 19, 2016 was $2.45 per share. As of February 19, 2016, there were approximately 116 holders of record of our common stock.

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

We did not repurchase any shares of our common stock during the year to date ended December 31, 2015 except for shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares or units. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of December 31, 2015, approximately $183.3 million was available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2014				$183,296,772
January 1, 2015—January 31, 2015	—	$—	—	183,296,772
February 1, 2015—February 28, 2015	—	—	—	183,296,772
March 1, 2015—March 31, 2015	75,987	5.48	—	183,296,772
April 1, 2015—April 30, 2015	—	—	—	183,296,772
May 1, 2015—May 31, 2015	441	4.13	—	183,296,772
June 1, 2015—June 30, 2015	1,138	4.01	—	183,296,772
July 1, 2015—July 31, 2015	—	—	—	183,296,772
August 1, 2015—August 31, 2015	—	—	—	183,296,772
September 1, 2015—September 30, 2015	—	—	—	183,296,772
October 1, 2015—October 31, 2015	4,560	3.94	—	183,296,772
November 1, 2015—November 30, 2015	154	3.76	—	183,296,772
December 1, 2015—December 31, 2015	—	—	—	183,296,772
Total	82,280		—

(1)

Includes 82,280 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares or units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2015, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for CEC, the Standard & Poor’s 500 Index and an index of peer companies selected by CEC. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education, including: Apollo Education Group, Inc., Bridgepoint Education Inc., DeVry Education Group Inc., ITT Educational Services, Inc., and Strayer Education, Inc. Bridgepoint Education Inc. was added to the peer index for the current year in replacement of Corinthian Colleges, Inc. which was included in the prior year. The reason for the change is due to the delisting of Corinthian Colleges Inc. from NASDAQ during 2015. Bridgepoint Education Group is a similarly related competitor. The performance graph begins with CEC’s $20.73 per share closing price on December 31, 2010.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2010 and assumes the reinvestment of all dividends.)

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as both are amended from time to time, except to the extent specifically incorporated by reference into such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of income (loss) and comprehensive income (loss) and statement of cash flows data set forth below for each of the five years ended December 31, 2015, 2014, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011, are derived from our audited consolidated financial statements. Prior period financial results have been recast to be comparable to current period reporting.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Selected Statements of Income (Loss) and Comprehensive Income (Loss) Data
Total revenue	$847,273	$913,964	$1,017,230	$1,244,745	$1,570,431
Operating expenses:
Educational services and facilities	289,777	323,259	361,067	422,647	478,799
General and administrative	564,211	640,454	734,338	764,795	795,781
Depreciation and amortization	24,938	53,382	62,237	66,022	68,464
Goodwill and asset impairment (1)	60,515	36,141	21,647	94,825	191,026
Total operating expenses	939,441	1,053,236	1,179,289	1,348,289	1,534,070
Operating (loss) income	(92,168)	(139,272)	(162,059)	(103,544)	36,361
Operating margin percentage	-10.9%	-15.2%	-15.9%	-8.3%	2.3%
Total other (expense) income	(2,270)	446	(6,764)	890	2,516
Pretax (loss) income	(94,438)	(138,826)	(168,823)	(102,654)	38,877
(Benefit from) provision for income taxes	(147,454)	3,736	456	(16,394)	49,988
Income (loss) from continuing operations	53,016	(142,562)	(169,279)	(86,260)	(11,111)
(Loss) income from discontinued operations, net of tax (2)	(1,131)	(35,601)	5,016	(56,536)	29,684
Net income (loss)	$51,885	$(178,163)	$(164,263)	$(142,796)	$18,573
Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.78	$(2.12)	$(2.54)	$(1.30)	$(0.15)
(Loss) income from discontinued operations	(0.02)	(0.53)	0.08	(0.85)	0.40
Net income (loss)	$0.76	$(2.65)	$(2.46)	$(2.15)	$0.25
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$0.78	$(2.12)	$(2.54)	$(1.30)	$(0.15)
(Loss) income from discontinued operations	(0.02)	(0.53)	0.08	(0.85)	0.40
Net income (loss)	$0.76	$(2.65)	$(2.46)	$(2.15)	$0.25

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents, restricted cash and short-term investments	$231,641	$239,628	$362,624	$274,174	$331,062
Student receivables, net (3)	$35,576	$35,317	$38,620	$55,451	$56,397
Total current assets	$288,963	$318,107	$460,017	$543,561	$610,478
Total assets	$610,915	$573,534	$805,045	$1,122,703	$1,316,119
Liabilities:
Deferred tuition revenue	$40,112	$54,573	$59,609	$61,847	$92,658
Total current liabilities	$192,805	$180,237	$207,432	$352,715	$329,443
Total liabilities	$273,305	$291,601	$349,661	$510,913	$510,028
Working capital	$96,158	$137,870	$252,585	$190,846	$281,035
Total stockholders' equity	$337,610	$281,933	$455,384	$611,790	$806,091

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(21,686)	$(118,624)	$(85,804)	$(16,798)	$230,450
Net cash (used in) provided by investing activities	$(7,991)	$(107,623)	$166,866	$58,355	$(66,231)
Net cash provided by (used in) financing activities	$2,518	$980	$6,103	$(79,690)	$(163,043)
Capital expenditures	$(11,695)	$(13,156)	$(19,636)	$(37,944)	$(78,333)

(1)	See Note 8 “Property and Equipment” and Note 10 “Goodwill and Other Intangible Assets” to our consolidated financial statements for further discussion of these impairment charges.
(2)	See Note 5 “Discontinued Operations” to our consolidated financial statements for further discussion.
(3)	Student receivables, net includes both current and non-current balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “will,” “continue to” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “college,” “institution” and “university” each refer to an individual, branded, for-profit educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our colleges, institutions or universities.

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

OVERVIEW

Our academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform that allow students to more efficiently pursue earning a degree by receiving course credit for knowledge they can already demonstrate. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

During 2015, we made the decision to teach-out all our remaining Sanford-Brown, Briarcliffe College, Harrington College and Culinary Arts campuses (“LCB”). Accordingly, the results of operations for all our Sanford-Brown, Briarcliffe College and Harrington College campuses are now reported within the Transitional Group, as part of continuing operations as of December 31, 2015. Our LCB campuses were previously recorded as an asset held for sale within discontinued operations as of December 31, 2014. As a result of the decision made during December 2015 to teach-out our LCB campuses, they are reported as part of continuing operations within the Culinary Arts segment as of December 31, 2015. In addition, during 2015 we completed the sale of two colleges, Brooks Institute and Missouri College, and completed the teach-out of five campuses within the Transitional Group. The results of operations for these campuses will remain reported within the Transitional Group as part of continuing operations, in accordance with ASC Topic 360, which limits discontinued operations reporting effective January 1, 2015. All prior period results have been recast to reflect our reporting segments on a comparable basis.

Regulatory Environment

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, there has been substantial and increasing focus by various members of the U.S. Congress and federal agencies, including the Department of Education, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that for-profit educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of for-profit institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the Higher Education Act. A group of influential U.S. senators has strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Career Education Corporation, in existing tuition assistance programs.

In addition, the Department of Education has formed an inter-agency task force focused on the for-profit sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We believe that the recent actions by the Federal Trade Commission and the multiple Attorney Generals’ offices may be related to or coordinated with this task force. We expect that this challenging regulatory environment will continue for for-profit educational institutions, including Career Education Corporation, for the foreseeable future and we cannot predict what legislation, if any, may emanate from Congressional committee hearings or what impact such legislation or the investigations involving us, might have on for-profit institutions and our business in particular.

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” to learn more about our highly regulated industry and related risks and uncertainties.

Note Regarding Non-GAAP measures

We believe it is useful to present non-GAAP financial measures which exclude certain significant items as a means to understand the performance of our core business. As a general matter, we use non-GAAP financial measures in conjunction with results presented in accordance with GAAP to help analyze the performance of our core business, assist with preparing the annual operating plan, and measure performance for some forms of compensation. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance and that failure to report non-GAAP measures could result in a misplaced perception that our results have underperformed or exceeded expectations.

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

2015 Review

Despite a challenging regulatory environment, we believe for-profit postsecondary education providers remain an integral solution to educate students. We are proud to serve and educate more than 43,000 students as of December 31, 2015. Over the course of the past year, we have made consistent progress to position the Company for long-term financial stability and success amidst some difficult challenges facing the for-profit postsecondary education industry. We have made strategic decisions during 2015 to address the changing industry dynamics and the regulatory challenges, including decisions made to teach-out and sell campuses and to focus our resources on our University Group. These actions will position the Company for long-term financial stability, which will enable us to focus on student retention and outcomes, by investing in our core university institutions.

In May 2015, we made the decision to teach-out the remainder of the Sanford-Brown campuses, and sell or teach-out our Brooks Institute, Missouri College and Briarcliffe College, based on several factors, including the inability of those campuses to stay competitive in a challenging regulatory environment and historical financial losses. Additionally, during December 2015, we made the decision to teach out our LCB campuses which were previously held for sale. Discussions with several interested parties through the sale process did not ultimately lead to an agreement we felt was suitable to complete a transfer of ownership that would protect student, faculty and stockholder interests. As a result, we made the decision to teach-out these campuses which was in line with previous decisions announced to focus our resources on the University Group. Lastly, we began adjusting our staffing and right-sizing our corporate structure to be in-line with these teach-out decisions.

The result of these actions allows us to focus our resources around our CTU and AIU institutions. We believe CTU and AIU serve an important need in education for prospective students looking to increase their skills and expand their opportunities. We are focusing on improving the strength and breadth of the faculty, program offerings and resources at these universities with the goal of producing better student retention and outcomes, with improved financial stability and long-term prospects for growth and success. CTU and AIU are both strong universities with recognized brand names and multiple areas of study that provide us with a foundation and competitive position to build upon into the future.

During 2015 we launched four new degree programs across our AIU and CTU institutions in the areas of education (AIU), business administration (AIU), nursing (CTU) and healthcare management (CTU), as we see strong opportunities for our institutions to provide value to students seeking new career opportunities in these fields. Lastly, we invested in technology and other program enhancements to help drive improvements in student retention and outcomes in the future, including the rollout of our mobile application for both institutions. These achievements highlight the strength of these two institutions and provide a solid platform from which to succeed in the future.

Financial Highlights

Revenue from continuing operations declined $66.7 million or 7.3% due to an overall 13.9% decrease in total student enrollments, primarily as a result of our decision to divest or teach out our Career Schools. Excluding our Transitional Group and Culinary Arts campuses which are in teach-out, revenue increased $14.3 million or 2.7% for the current year as compared to the prior year. For the current year, we reported an operating loss from continuing operations of $92.2 million as compared to an operating loss of $139.3 million for the prior year. This improvement in operating loss was primarily due to increased revenue within our University Group, elimination of costs within our Transitional Group and efficiency initiatives within our University Group and Corporate, partially offset with increased expenses related to restructuring charges. Lastly, we reported cash usage from operations for 2015 of $21.7 million, an improvement of $96.9 million from the prior year’s cash usage of $118.6 million. We expect our future operating cash flow to remain subject to typical seasonal trends.

For our University Group, revenue increased $14.4 million or 2.7% as compared to the prior year, primarily driven by increased total enrollment at CTU. Total enrollment for the University Group remained relatively flat for 2015 as compared to the prior year as CTU’s increase of 4.4% was offset with a decrease for AIU’s total enrollments of 8.6%. New student enrollments for the University Group decreased 1.5% for 2015 as compared to the prior year. CTU’s increase of 3.1% was more than offset with the decline in new student enrollments within AIU. Revenue is primarily driven by total student enrollments. As a result, we believe trends in total student enrollments are a more accurate reflection of our ongoing focus on student retention and outcomes. Operating income for the University Group improved by $32.9 million or 54.8% to $93.0 million due to increased revenue and continued cost containment execution.

  As a result of the decisions taken during 2015 to exit the Career Schools, in particular the decision to teach-out the LCB campuses made in the fourth quarter of 2015, actions taken related to these announcements and revised projections of taxable income for future periods, the Company revisited its conclusion regarding the valuation allowance recorded against its deferred tax assets and considered both negative and positive evidence to determine the appropriate accounting for its deferred taxes. Although the Company remains in a cumulative loss position for the trailing three years ended December 31, 2015, there was sufficient positive evidence leading to the partial reversal of the valuation allowance which primarily consisted of the following: (1) historical positive earnings for the University Group exclusive of the losses for the Transitional Group and Culinary Arts, which businesses are being exited (see Note 18 “Segment Reporting” for specific segment details), (2) favorable projections of taxable income, particularly in periods subsequent to the completion of the Transitional Group and Culinary Arts teach-outs, which will be sufficient to absorb the reversal of existing deductible temporary differences (including net operating losses), and (3) the Company analyzed the net revenue remaining from the University Group and the cost savings which will occur by eliminating the Transitional Group and Culinary Arts campuses. The Company concluded that the net operating loss carryforward would be utilized in 2018, 2019 and 2020.

  As a result of our assessment, we reversed approximately $109.8 million of the valuation allowance recorded against our deferred tax assets, which represents the amount we determined was more likely than not to be realized for these assets. We continue to record a valuation allowance against approximately $47.5 million of deferred tax assets as these assets are not more likely than not to be realized based upon the timeline associated with our future projections of taxable income. The $109.8 million of tax benefit was recorded within income from continuing operations for the year ended December 31, 2015. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

Our preliminary calculation of the Department of Education’s financial responsibility composite score for the consolidated entity for the year ended December 31, 2015 is 1.7, which is considered financially responsible without conditions or additional oversight. Our financial responsibility ratio for 2015 benefits from the partial reversal of the valuation allowance recorded against our deferred tax assets discussed above. Future profitability declines as compared to projected amounts, as well as changes in estimates regarding expectations of future taxable income or the timing of future taxable income, could impact our valuation allowance for deferred tax assets or goodwill balances in future periods, which could negatively impact our financial responsibility ratio in the future. However, we believe the successful implementation of our transformation strategy will allow us to remain financially responsible as defined by the Department for 2016. This belief is based upon, and subject to, the key assumptions and factors discussed below under the heading “Outlook.” For more information about the Department’s standards of financial responsibility, see Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Financial Responsibility Standards.”

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

Adjusted EBITDA
($ in thousands)	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014
University Group and Corporate:
Pre-tax loss from continuing operations	$(4,292)	$(44,656)	$(20,750)	$(24,740)	$(23,674)
Transitional Group pre-tax loss	15,182	23,724	32,624	30,470	23,788
Culinary Arts pre-tax loss (gain)	14,065	33,171	10,532	(250)	15,927
Interest expense (income), net	87	7	(52)	2	(38)
Depreciation and amortization (1)	3,318	3,454	3,956	4,361	5,170
Legal settlements (1) (2)	200	-	-	-	-
Stock-based compensation (1)	404	983	530	940	966
Asset impairments (1)	507	-	-	-	-
Unused space charges (1) (3)	114	(385)	(348)	556	(373)
Adjustment related to revenue recognition (1) (4)	101	348	94	93	1,354
Adjusted EBITDA--University Group and Corporate	$29,686	$16,646	$26,586	$11,432	$23,120
Memo: Advertising Expenses (1)	$33,431	$46,194	$34,258	$50,587	$36,731
Transitional Group, Culinary Arts and Discontinued Operations:
Pre-tax loss from discontinued operations	$(512)	$(544)	$(720)	$(352)	$(1,268)
Transitional Group pre-tax loss	(15,182)	(23,724)	(32,624)	(30,470)	(23,788)
Culinary Arts pre-tax (loss) gain	(14,065)	(33,171)	(10,532)	250	(15,927)
Loss on sale of business (5)	161	715	917	-	-
Depreciation and amortization (5)	1,759	2,508	3,231	2,351	7,319
Legal settlements (2) (5)	-	-	(166)	1,485	-
Asset impairments (5)	9,171	33,446	11,372	6,019	14,203
Unused space charges (3) (5)	(2,002)	7,174	(2,305)	(2,424)	(2,063)
Adjustment related to revenue recognition (4) (5)	(188)	173	13	(67)	1,029
Adjusted EBITDA--Transitional, Culinary Arts and Discontinued Operations	$(20,858)	$(13,423)	$(30,814)	$(23,208)	$(20,495)
Consolidated Adjusted EBITDA	$8,828	$3,223	$(4,228)	$(11,776)	$2,625

___________________________

(1)	Quarterly amounts relate to ongoing operations, excluding the Transitional Group, Culinary Arts and discontinued operations
(2)	Legal settlement amounts are net of insurance recoveries
(3)	Unused space charges represent the net present value of remaining lease obligations less an estimated amount for sublease income as well as the subsequent accretion of these charges
(4)	Q4 2014 amounts are cumulative for the full year 2014 recorded during the fourth quarter of 2014
(5)	Quarterly amounts relate to the Transitional Group, Culinary Arts and discontinued operations

Adjusted EBITDA for the University Group and Corporate improved $6.6 million or 28.4% for the fourth quarter of 2015 as compared to the prior year quarter primarily driven by increased revenues. Adjusted EBITDA for the Transitional Group, Culinary Arts and discontinued operations remained relatively flat for the fourth quarter of 2015 as compared to the prior year quarter as a result of the positive impact of the wind-down of our Transitional Group campuses being offset with the impacts of the restructuring costs for the current year teach-out decisions. Within the Transitional Group, we closed five campuses during 2015 and sold two campuses. We have 26 campuses remaining within the Transitional Group and 17 campuses within the Culinary Arts segment, which will complete their teach-out at varying dates through 2018 with the majority being complete by the end of 2017.

Outlook

Our priority for 2016 continues to be to further improve our student retention and outcomes by strengthening the breadth of the program offerings, faculty and technology with the goal of driving strong academic outcomes for our students. We intend to continue to focus on strengthening and further leveraging our relationships with employer partners, while focusing on quality by working diligently with our corporate partners to identify ways to engage and articulate the value of our educational services to their key employees. Additionally, we will continue to expand our innovative intellipath offering and technological advancements. These initiatives are aimed at furthering improvements in student retention and outcomes.

In addition to our focus on our University Group, we continue to responsibly manage the teach-out of our remaining Transitional Group and Culinary Arts campuses to provide each student with a reasonable opportunity to complete their course of study. Our teach-out efforts remain on schedule.

We expect the following results from our transformation efforts, subject to the key assumptions identified below:

•	Adjusted EBITDA from University Group and Corporate is expected to stay relatively flat in 2016 as compared to 2015 and then increase modestly in 2017 and 2018
•

As compared to 2015, we expect negative adjusted EBITDA from Transitional Group, Culinary Arts and discontinued operations to improve slightly in 2016, then to worsen in 2017 due to the completion of the LCB teach-outs, and then to start improving in 2018

•

End of year cash, cash equivalents, restricted cash and available-for-sale short-term and long-term investments, net of any borrowings, as reported on the consolidated balance sheets of approximately $150 million to $160 million for the year ending December 31, 2016 and approximately $140 million to $150 million for the year ending December 31, 2017, and to generate cash during 2018

The estimates provided above for 2016 and beyond are based on the following key assumptions and factors, among others: (i) flat-to-modest total enrollment growth within the University Group while achieving the intended University Group efficiencies, (ii) teach-outs to occur as planned and performance consistent with historical experience, (iii) achievement of recovery rates for our real estate lease obligations and timing of any associated lease termination payments consistent with our historical experiences, (iv) right-sizing of our Corporate expense structure to serve primarily online institutions, (v) no material changes in the legal or regulatory environment and excludes legal or regulatory settlements, and (vi) consistent working capital movements in line with historical operating trends and potential impacts of teach-out campuses on working capital in line with expectations. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that we may undertake in the future, actual results could differ materially from these estimates.

As discussed above in this MD&A, the U.S. higher education industry continues to experience rapidly developing changes, including increased scrutiny and negative publicity regarding the for-profit sector, significant and increasing competition from public and private colleges and universities as these institutions continue to increase their online education programs as well as recent regulations governing the industry, in particular the gainful employment regulations. These developments have contributed to the decline in student enrollments and increased inquiries and legal proceedings over the past several years, impacting the overall for-profit postsecondary education sector, including CEC. We are focused on adapting our business to meet these rapidly evolving developments, which includes our transformation efforts and our focus on our University Group as we become a more stream-lined and efficient organization. However, we cannot be certain how these factors and pending inquiries and claims against us may impact our business in the future.

As an organization, 2015 was a transition year for the Company during which strategic decisions were made to provide us with the financial flexibility to invest in initiatives designed to improve student retention and outcomes, and ultimately contribute to the growth of our University Group. We also continue to focus on responsibly managing our remaining teach-outs. We believe our focus and efforts will enable us to be successful in the education of our students and in the creation of value for our stockholders.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2015, 2014 and 2013. Results related to our LCB campuses for the prior periods have been reclassified to continuing operations, to be comparable to the current year presentation (dollars in thousands):

	For the Year Ended December 31,
	2015	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
TOTAL REVENUE	$847,273		$913,964		$1,017,230
OPERATING EXPENSES
Educational services and facilities (1)	289,777	34.2%	323,259	35.4%	361,067	35.5%
General and administrative (2):
Advertising	220,518	26.0%	252,995	27.7%	269,037	26.4%
Admissions	107,854	12.7%	122,784	13.4%	133,554	13.1%
Administrative	213,627	25.2%	249,811	27.3%	305,808	30.1%
Bad debt	22,212	2.6%	14,864	1.6%	25,939	2.5%
Total general and administrative expense	564,211	66.6%	640,454	70.1%	734,338	72.2%
Depreciation and amortization	24,938	2.9%	53,382	5.8%	62,237	6.1%
Asset impairment	60,515	7.1%	36,141	4.0%	21,647	2.1%
OPERATING LOSS	(92,168)	-10.9%	(139,272)	-15.2%	(162,059)	-15.9%
PRETAX LOSS	(94,438)	-11.1%	(138,826)	-15.2%	(168,823)	-16.6%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(147,454)	-17.4%	3,736	0.4%	456	0.0%
Effective tax rate	-156.1%		2.7%		0.3%
INCOME (LOSS) FROM CONTINUING OPERATIONS	53,016	6.3%	(142,562)	-15.6%	(169,279)	-16.6%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(1,131)	-0.1%	(35,601)	-3.9%	5,016	0.5%
NET INCOME (LOSS)	$51,885	6.1%	$(178,163)	-19.5%	$(164,263)	-16.1%

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

Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

Revenue

Current year revenue decreased 7.3% or $66.7 million driven by an overall 13.9% decline in total student enrollments. Excluding the Transitional Group and Culinary Arts, which are currently in teach-out, revenue for our ongoing operations increased approximately 2.7% or $14.3 million primarily driven by an increase in new and total student enrollments for CTU. CTU experienced an increase in new and total student enrollments of 3.1% and 4.4%, respectively, due to optimization of marketing spend and investments in technology that focuses on student outcomes and retention.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2015	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
Educational services and facilities:
Academics & student related	$185,404	21.9%	$207,683	22.7%	$240,308	23.6%
Occupancy	104,373	12.3%	115,576	12.6%	120,759	11.9%
Total educational services and facilities	$289,777	34.2%	$323,259	35.4%	$361,067	35.5%

The decrease in educational services and facilities expense as compared to the prior year was primarily driven by lower academic costs within our Transitional Group, most notably faculty and bookstore costs as well as increased operational efficiencies. The decrease in occupancy expenses was driven by the decreased number of closures of campuses in the current year versus prior year. As campuses cease operations, a charge is recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. The University Group experienced improvement in occupancy and academic costs as a percentage of revenue as we continue to closely monitor the variable costs while maintaining appropriate student-teacher ratios.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2015	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
General and administrative:
Advertising	$220,518	26.0%	$252,995	27.7%	$269,037	26.4%
Admissions	107,854	12.7%	122,784	13.4%	133,554	13.1%
Administrative	213,627	25.2%	249,811	27.3%	305,808	30.1%
Bad Debt	22,212	2.6%	14,864	1.6%	25,939	2.5%
Total general and administrative expense	$564,211	66.6%	$640,454	70.1%	$734,338	72.2%

General and administrative expenses have decreased as compared to the prior year primarily due to decreases within administrative, advertising and admissions expenses. Administrative expense was lower as compared to the prior year primarily due to reductions associated with the teach-out of campuses and our continued focus to reduce costs throughout the organization. The lower advertising expense was driven by elimination of advertising on Career Colleges brands as a result of the strategic decision to teach-out our Career Colleges as well as decreased expense within our University Group related to efficiencies developed within certain marketing channels. Admissions costs have decreased primarily in salary and related expenses due to staffing adjustments made in response to the Transitional Group no longer enrolling new students.

Bad debt expense incurred by each of our segments during the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2015	As a % of Segment Revenue	2014	As a % of Segment Revenue	2013	As a % of Segment Revenue
Bad debt expense by segment:
CTU	$13,697	3.9%	$9,587	2.8%	$10,749	3.1%
AIU	5,186	2.6%	4,726	2.4%	6,366	2.7%
Total University Group	18,883	3.4%	14,313	2.7%	17,115	3.0%
Corporate and Other	(686)	NM	(731)	NM	(1,646)	NM
Subtotal	18,197	3.3%	13,582	2.5%	15,469	2.7%
Culinary Arts	1,640	1.0%	(986)	-0.6%	5,521	3.1%
Transitional Group	2,375	1.9%	2,268	1.1%	4,949	1.9%
Total bad debt expense	$22,212	2.6%	$14,864	1.6%	$25,939	2.5%

The increase in bad debt expense was primarily driven by an increase in the number of payment plans for students within our University segments, a decrease in the prior year related to reserve rate adjustments for our LCB extended payment plans as well as a slight increase in our reserve rates due to historical performance. The 2015 and 2014 bad debt expense amounts included an adjustment for a change in how we account for withdrawn students. This change resulted in a decrease of $11.6 million and $9.9 million for the years ended December 31, 2015 and 2014, respectively.

Asset Impairment

During 2015, we recorded approximately $41.7 million and $18.8 million of long-lived asset and trade name impairment charges, respectively. The $41.7 million of long-lived asset impairment charges were primarily recorded within the Culinary Arts and Transitional Group segments to record these assets at their fair market value upon the announcement of teach-out. Approximately $17.0 million of trade name impairment was recorded within Culinary Arts related to the Le Cordon Bleu trade name and a $1.8 million trade name impairment was recorded within the Transitional Group. See Note 8 “Property and Equipment” and Note 10 “Goodwill and Other Intangible Assets” to our consolidated financial statements for additional information.

Operating Loss

The operating loss reported for the current year improved by $47.1 million or 33.8% as compared to the prior year. Decreases within operating expenses, primarily due to the teach-out of Transitional Group campuses, initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions instituted across the organization within academics, advertising and admissions have contributed to improvement in operating margins. The current year included increased asset impairment charges related to trade name and fixed asset impairments within our Culinary Arts and Transitional Group segments as a result of the strategic decisions to teach-out all Career Schools.

(Benefit from) Provision for Income Taxes

For the year ended December 31, 2015, we recorded a tax benefit of $147.5 million, primarily related to the reversal of $109.8 million related to a valuation allowance previously recorded against our deferred tax asset balances. An analysis was conducted during the fourth quarter of 2015 related to the realizability of the deferred tax assets and it was determined that it was more likely than not that these assets would be realized and therefore the valuation allowance recorded against those assets considered realizable was released. Additionally, we recorded a tax benefit related to the current year losses. The prior year tax provision of $3.7 million primarily related to discrete items for the recent closure of a federal tax audit for the years 2008 through 2012. As the Company determined that its deferred tax assets were not realizable as of the prior year, a tax benefit was not recorded against the 2014 pretax losses. We will continue to evaluate our valuation allowance in future periods for any change in circumstances that may cause a change in judgment about the realizability of the deferred tax assets.

(Loss) Income from Discontinued Operations

The results of operations for campuses that have been taught out or sold prior to 2015 are presented within discontinued operations. During the first quarter of 2015, the Company adopted new accounting guidance impacting the presentation of financial statements for discontinued operations, which limits the discontinued operations treatment if the group being sold or disposed of does not meet the definition of a strategic business shift. During 2015, we completed the teach-out of five Transitional Group campuses and sold Brooks Institute and Missouri College. These campuses do not meet the criteria to be reported as discontinued operations and as such they continue to be reported as part of the Transitional Group within continuing operations. The current year loss improved significantly from the prior year due to the teach-out of campuses being completed in prior years. Current year expenses primarily relate to occupancy costs for lease contracts that continue to exist for closed campuses.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

Revenue

Total revenue for 2014 decreased 10.2% or $103.3 million as compared to 2013 driven by an overall 5.1% decline in total student enrollments. Excluding the Transitional Group and Culinary Arts, which are currently being taught-out, revenue decreased 7.3% or $42.0 million as compared to 2013, driven by a 1.2% decrease in total student enrollments. Revenue was negatively impacted by approximately $12.3 million due to a cumulative adjustment related to revenue recognition for students who withdraw from one of our institutions prior to completion of their program. The decline in revenue was partially offset with a $9.9 million decrease in bad debt expense for the amount we previously had deemed uncollectible related to the revenue earnings for these students. The cumulative adjustment was recorded during the fourth quarter of 2014.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense for 2014 as compared to 2013 is primarily driven by lower academic costs, most notably faculty and bookstore costs. The decrease in faculty and bookstore costs is caused by a combination of factors, including lower student enrollment across all of our institutions, particularly those campuses who are in teach-out, our initiative to implement self-published textbooks and procurement renegotiations for books and supplies.

General and Administrative Expense

General and administrative expenses for 2014 had decreased as compared to 2013 due to decreases across all expense categories. Administration expense was lower as compared to the prior year primarily due to both an $8.6 million insurance recovery recorded in 2014 and approximately $27.3 million of legal settlements recorded in 2013 as compared to approximately $7.5 million during 2014 as well as our continued focus to reduce costs throughout the organization. Admissions costs had decreased primarily in salary and related expenses due to staffing adjustments made in response to decreasing enrollments as well as the Transitional Group no longer enrolling new students for campuses in teach-out during 2014. The lower advertising expense was driven by operational changes within marketing to continue to improve overall efficiency.

Asset Impairment

During 2014 the following impairment charges were recorded: asset impairment charges of approximately $25.0 million to reflect long lived assets at their fair value as of December 31, 2014 as well as $8.9 million and $2.2 million of trade name impairment charges recorded for Le Cordon Bleu and Sanford-Brown, respectively. During 2013, we recorded $6.9 million of asset impairment charges and $14.7 million of trade name impairment charges.

Operating Loss

The $139.3 million operating loss for 2014 resulted principally from the decline in revenues across all of our segments being partially offset by lower operating expenses. Initiatives to align expenses with the declining student enrollment, changes in marketing strategies and implementation of efficiencies in our support functions continued to partially offset the impact of declining revenues and deleveraging of the business. In addition, the $36.1 million of trade name and asset impairment charges negatively impacted our 2014 operating results. The 2013 operating loss of $162.1 million included $21.6 million of trade name and asset impairment charges as well as $27.3 million of expenses related to legal settlements.

(Benefit from) Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 2.7% for the year ended December 31, 2014, as compared to 0.3% for the year ended December 31, 2013. The 2014 and 2013 provisions included $51.6 million and $77.0 million, respectively, of valuation allowance charges which decreased our negative effective tax rate by approximately 37.0% and 44.8%, respectively, for the years then ended. The 2013 effective tax rate also benefited from the settlement of various state income tax audits and the reversal of one of our foreign operations as a disregarded entity which increased the effective tax rate by 6.8%.

(Loss) Income from Discontinued Operations

The results of operations for campuses that have been taught out or sold prior to 2015, are presented within discontinued operations. During 2014, we completed the teach-out of 20 Transitional Group campuses and one CTU campus as well as sold two campuses. During 2013, we completed the sale and transfer of control of our International segment and recorded a pretax gain of $130.1 million. The income tax expense associated with the gain approximated $87.9 million.

SEGMENT RESULTS OF OPERATIONS

Management assesses results of operations for ongoing operations separately from the Transitional Group and Culinary Arts. As a result, management’s long-term operational strategies and initiatives are primarily focused on the University Group.

The following tables present segment results for the reported periods (dollars in thousands). Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Year Ended December 31,
	2015	2014	2013	2015 vs 2014 % Change	2014 vs 2013 % Change
REVENUE:
CTU	$348,215	$336,573	$346,086	3.5%	-2.7%
AIU	201,649	198,896	231,606	1.4%	-14.1%
Total University Group	549,864	535,469	577,692	2.7%	-7.3%
Corporate and Other	157	230	-	NM	NM
Subtotal	550,021	535,699	577,692	2.7%	-7.3%
Culinary Arts	170,190	172,606	177,549	-1.4%	-2.8%
Transitional Group	127,062	205,659	261,989	-38.2%	-21.5%
Total	$847,273	$913,964	$1,017,230	-7.3%	-10.2%

OPERATING (LOSS) INCOME:
CTU	$87,496	$69,492	$65,078	25.9%	6.8%
AIU	5,520	(9,412)	(5,556)	158.6%	-69.4%
Total University Group	93,016	60,080	59,522	54.8%	0.9%
Corporate and Other	(27,267)	(21,169)	(33,600)	-28.8%	37.0%
Subtotal	65,749	38,911	25,922	69.0%	50.1%
Culinary Arts	(57,577)	(66,556)	(81,218)	13.5%	18.1%
Transitional Group	(100,340)	(111,627)	(106,763)	10.1%	-4.6%
Total	$(92,168)	$(139,272)	$(162,059)	33.8%	14.1%

OPERATING (LOSS) MARGIN:
CTU	25.1%	20.6%	18.8%
AIU	2.7%	-4.7%	-2.4%
Total University Group	16.9%	11.2%	10.3%
Corporate and Other	NM	NM	NM
Subtotal	12.0%	7.3%	4.5%
Culinary Arts	-33.8%	-38.6%	-45.7%
Transitional Group	-79.0%	-54.3%	-40.8%
Total	-10.9%	-15.2%	-15.9%

	As of December 31,
				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
TOTAL STUDENT ENROLLMENTS:
CTU	21,300	20,400	20,800	4.4%	-1.9%
AIU	10,600	11,600	11,600	-8.6%	0.0%
Total University Group	31,900	32,000	32,400	-0.3%	-1.2%
Culinary Arts	7,800	8,800	7,900	-11.4%	11.4%
Transitional Group	3,500	9,400	12,600	-62.8%	-25.4%
Total	43,200	50,200	52,900	-13.9%	-5.1%

	For the Year Ended December 31,
				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
NEW STUDENT ENROLLMENTS:
CTU	21,890	21,230	18,970	3.1%	11.9%
AIU	13,400	14,580	12,120	-8.1%	20.3%
Total University Group	35,290	35,810	31,090	-1.5%	15.2%
Culinary Arts (1)	7,470	9,350	10,730	-20.1%	-12.9%
Transitional Group (1)	3,260	9,100	11,250	-64.2%	-19.1%
Total	46,020	54,260	53,070	-15.2%	2.2%

(1)

Teach-out campuses within the Transitional Group and Culinary Arts segments no longer enroll new students upon teach out effective date. For Culinary Arts, teach-outs announced in December 2015 were effective beginning after the January 2016 new enrollment. Students who re-enter after 365 days are reported as new student enrollments.

Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

University Group. Current year revenue increased approximately 2.7% driven by an increase in total student enrollments for CTU. Current year revenue for our CTU segment was positively impacted by an increase in total student enrollment as compared to the prior year primarily due to optimization of marketing spend. AIU experienced a decline of 8.6% in total student enrollments as compared to 2014. The decrease within AIU was due to operating changes in marketing and admissions strategies introduced early in the year. Subsequently, AIU continues to refine these strategies based upon initial results which were not in line with expectations.

Current year operating income for the CTU segment increased $18.0 million or 25.9% as compared to the prior year. The increase in revenue for the current year as well as reductions in operating expenses, particularly within advertising and admissions expenses, drove operating margin improvement for the CTU segment. Advertising expenses at CTU were lower as compared to the prior year period due to increased optimization of marketing expenditures.

Current year operating income for the AIU segment improved $14.9 million or 158.6% as compared to the prior year operating loss of $9.4 million. The increase is primarily driven by an overall decrease in operating expenses and a slight increase in revenue. Most expense categories were lower when compared to the prior year periods, including administration, academics and occupancy expenses.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. See the “Campus Locations” table within Item 1, “Business,” for a listing of campuses. The slight decline in revenue as compared to 2014 is primarily a result of the decrease in total student enrollments. We expect revenue to continue to decline as compared to prior periods as campuses wind down their operations through 2017.

The operating loss improved by $9.0 million for the current year as compared to the prior year primarily due to increased impairment charges being more than offset with reductions in administrative, depreciation and occupancy expenses. Administrative expense for the current year did not include corporate overhead allocations while these campuses were reported within discontinued operations through the twelve months of 2015. Occupancy expenses were lower in the current year versus the prior year due to continued optimization of leased facilities. Additionally, depreciation expense was not recorded during the current year to date as a result of the asset held for sale classification and in accordance with ASC Topic 360, which states that upon reclassification to be held and used, these assets were impaired to reflect their fair value at the date of reclassification. Asset impairment charges of $52.1 million in the current year were recorded as a result of the decrease in fair value for these campuses. The decision, made during December 2015, to teach-out these campuses triggered the requirement to test for long-lived asset impairment upon the reclassification of these campuses to continuing operations. Prior year asset impairment charges of $19.2 million relate to $10.3 million and $8.9 million of long-lived asset and trade name impairment charges, respectively.

Transitional Group. This segment includes our non-LCB campuses that are currently being taught-out. The current year decline in revenue as compared to the prior year resulted from a decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students once a teach-out is announced. We expect revenue to continue to decline compared to prior periods as campuses wind down their operations through 2018.

The operating loss within the Transitional Group improved $11.3 million or 10.1% in the current year as compared to the prior year. Decreases across most expense categories as a result of the wind down of operations were partially offset with additional occupancy costs as a result of lease obligations recorded at teach-out completion and early termination agreements signed during the current year. As we continue to wind down programs within our Transitional Group, certain fixed overhead expenses related to academics and administration will be able to be removed from the business.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs increased $6.1 million as compared to the prior year. The increase in cost for the current year is primarily driven by increased compensation costs related to the transition of a new CEO and the prior year expenses included a reduction of expense of $8.6 million related to an insurance recovery.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

University Group. 2014 revenue decreased approximately 7.3% due to lower total student enrollments during 2014 as compared to 2013 as well as a $6.9 million decrease in revenue for a change related to revenue recognition for students who withdraw from one of our institutions prior to completion of their program. The rate of decline in revenue as compared to 2013 has been steadily improving as new student enrollments increased approximately 15.2% as compared to 2013. 2014 revenue for our CTU segment was positively impacted by an increase in revenue per student due to an increase in the average credit load, which was more than offset with the decrease in average total student enrollment as compared to 2013.

2014 operating income for the CTU segment increased $4.4 million or 6.8% as compared to 2013. The decrease in revenue for 2014 was more than offset with reductions in operating expenses, particularly within advertising and occupancy expenses, and thus drove operating margin improvement for the CTU segment. Advertising expenses at CTU were lower as compared to 2013 due to increased efficiency within certain marketing channels.

2014 operating loss for the AIU segment increased $3.9 million as compared to 2013. AIU’s decline in revenue as compared to 2013 was only partially offset with decreases across most operating expense categories, including admissions, academics and occupancy expenses. The decrease in admissions expense within AIU resulted from enhancements made to streamline the admissions processes.

Within both University segments, occupancy expenses have benefitted from a favorable lease buyout at a shared location. Academic expenses for both segments are favorable as compared to the prior year period primarily due to our continued focus on driving operational efficiencies and the lower total student enrollments through the current year to date.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. The decline in revenue as compared to 2013 is primarily a result of decreased new student enrollments.

The operating loss for 2014 improved approximately $14.7 million as compared to 2013. Administrative and bad debt expense improvements during 2014 were partially offset with increased asset impairment charges during 2014 as compared to 2013.

Transitional Group. This segment includes our institutions that are currently being taught out. The decline in revenue as compared to 2013 is primarily a result of the decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students. We expect revenue to continue to decline as compared to prior periods as campuses continue to wind down their operations.

Operating losses are reported for both 2014 and 2013 as the lower revenue exceeds reductions in operating expenses. In addition, 2014 asset impairment charges increased by approximately $9.1 million as compared to 2013.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss decreased $12.4 million as compared to 2013. 2014 expenses benefitted from an $8.6 million insurance recovery. Additionally, 2013 expenses included increased compensation costs related to changes in executive leadership and outside services expenses related to the reorganization efforts across our campus and corporate functions.

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

If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of income (loss) and comprehensive income (loss) until the related refund provisions have lapsed. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting which was adopted beginning in the fourth quarter of fiscal year 2014 did not have a material effect on the consolidated financial statements.

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

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2015 would have resulted in a change in pretax loss from continuing operations of $0.6 million during the year then ended.

Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, would likely have a material adverse effect on our business, results of operations, cash flows and financial condition, including the realizability of our receivables.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and/or comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes do reflect improvements relative to recent historical periods with respect to, among other things, modest revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Indefinite-lived intangible assets include our CTU trade name and accreditation rights, which were recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our institutions to participate in Title IV Programs.

We did not record any goodwill impairment charges during the year ended December 31, 2015. The reporting units with remaining goodwill as of December 31, 2015 are AIU and CTU which together had $87.4 million of goodwill remaining. The fair values of our AIU and CTU reporting units exceeded their carrying values by $5.6 million and $254.9 million (fair value as a percentage of carrying value for these reporting units of 115% and 563%), respectively, and thus did not indicate a risk of goodwill impairment based on current projections and valuations.

See Note 10 “Goodwill and Other Intangible Assets” to our consolidated financial statements for further discussion.

Impairment of Long-Lived Assets

We review property and equipment, definite-lived intangible assets and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related assets. The impairment loss would reduce the carrying value of the assets to their estimated fair value.

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the estimated fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets and definite-lived intangible assets. See Note 8 “Property and Equipment” to our consolidated financial statements for further discussion of long-lived asset impairment considerations and related charges.

Contingencies

During the ordinary course of business, we are subject to various claims and contingencies. In accordance with FASB ASC Topic 450 – Contingencies, when we become aware of a claim or potential claim, we assess the likelihood of any related loss or exposure. The probability of whether an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated, is analyzed, and if the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. For all matters that are currently being reviewed, we expense legal fees, including defense costs, as they are incurred. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters, and our assessment of exposure requires subjective and judgmental assessment. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change or contingencies are resolved. See Note 13 “Contingencies” for additional information.

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

In assessing the need for a valuation allowance and/or release of valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits, expected future taxable income and earnings history exclusive of the loss that created the future deductible amount, coupled with evidence indicating the loss is not a continuing condition. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance, or release all or a portion of the valuation allowance if it is more likely than not the deferred tax assets are expected to be realized. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2015, cash, cash equivalents, restricted cash and available-for-sale short-term and long-term investments totaled $239.0 million, or $201.0 million, net of borrowings. Restricted cash balances consist of approximately $49.8 million, which is comprised of $38.0 million of restricted cash balances to provide collateral for cash-collateralized credit facility borrowings and $11.8 million of certificates of deposit to provide securitization for letters of credit. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent losses from our Transitional Group and Culinary Arts campuses have driven a net cash usage in recent years. However, as we execute on our transformation strategy and execute the wind-down of our teach-out campuses, we expect continued improving cash trends in the business driven by continued reductions in cash usage related to our Transitional Group, Culinary Arts and discontinued operations, improved financial performance for our University Group, reduced expenses due to our right-sizing initiatives and reduced real estate obligations. As a result, we expect to maintain year end cash, cash equivalents, restricted cash and available-for-sale short-term and long-term investments balances as reflected on the consolidated balance sheets and net of borrowings of approximately $150 million - $160 million in 2016. Further, we expect year end balances to be approximately $140 million to $150 million for the year ending December 31, 2017 and we expect to generate cash during 2018. These expectations are based upon, and subject to the key assumptions and factors discussed above in this MD&A under the heading “Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We continue to focus on our transformation strategy which we believe will position CEC for a return to sustainable growth and optimize our capital structure. Our new credit facility allows us to borrow up to a maximum amount of $95 million and is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 13 “Contingencies” to our consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors.”

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2015 and 2014, net cash flows used in operating activities totaled $21.7 million and $118.6 million, respectively. The decrease in the use of our operating cash is driven primarily by the improvement in operating loss for the current year and the wind-down of our teach-out campuses. The operating cash flow usage in the current year included cash receipt of $14.0 million for an income tax refund. Payments totaling $14.7 million were paid to exit facilities which reduced future lease obligations by $55.6 million, as well as $4.9 million of cash payments for legal settlements and separation payments for the previous CEO. The prior year cash usage included legal settlement payments of approximately $22.0 million.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2015, 2014 and 2013, approximately 77%, 78% and 78%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation.”

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the year ended December 31, 2015, net cash used in investing activities totaled $8.0 million as compared to net cash used in investing activities of $107.6 million for the year ended December 31, 2014.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $6.8 million net cash inflow and a $92.5 million net cash outflow during the years ended December 31, 2015 and 2014, respectively.

Capital Expenditures. Capital expenditures decreased to $11.7 million for the year ended December 31, 2015 as compared to $13.2 million for the year ended December 31, 2014. Capital expenditures represented 1.4% of total revenue of continuing and discontinued operations during the years ended December 31, 2015 and 2014. The $1.5 million decrease in capital expenditures as compared to the prior year is primarily due to elimination of capital expenditures at campuses which are in teach-out. We expect similar capital expenditures during 2016 as compared to 2015.

Proceeds on the sale of assets. The sale of property at one of our campuses resulted in net proceeds of approximately $2.3 million for the year ended December 31, 2015.

Payments of cash upon sale of assets. In connection with the sale of our Brooks Institute and Missouri College campuses, we made payments of approximately $1.9 million and $2.1 million, respectively, to the buyers during the year ended December 31, 2015.

Equity Investment. During 2015, our interest in CCKF affiliate equated to 30.7% ownership through cash payments of $1.4 million made during 2015 and $1.6 million paid during 2014. See Note 6 “Investments” to our consolidated financial statements for further discussion.

Financing Cash Flows

During the years ended December 31, 2015 and 2014, net cash flows provided by financing activities totaled $2.5 million and $1.0 million respectively.

Credit Agreement. On December 11, 2015, we entered into a $95.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018 and amended our previous credit agreement entered into on October 31, 2014. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. As of December 31, 2015, we borrowed $38.0 million under the Credit Agreement. See Note 12 “Credit Agreement” to our consolidated financial statements for additional information.

Restricted Cash. As of December 31, 2015 and 2014, we had approximately $49.8 million and $22.9 million, respectively, of restricted cash related to collaterization of borrowings under our Credit Agreement and certificates of deposit to secure outstanding letters of credit.

Contractual Obligations

As of December 31, 2015, future minimum cash payments due under contractual obligations, for our non-cancelable operating lease arrangements, were as follows (dollars in thousands):

	2016	2017	2018	2019	2020	2021 & Thereafter	Total
Gross operating lease obligations (1)
CTU	$1,546	$1,580	$1,627	$1,678	$1,738	$679	$8,848
AIU	6,430	6,527	6,677	6,207	2,904	-	28,745
Total University Group	7,976	8,107	8,304	7,885	4,642	679	37,593
Corporate and Other	4,893	4,525	4,577	4,666	4,758	8,982	32,401
Subtotal	12,869	12,632	12,881	12,551	9,400	9,661	69,994
Culinary Arts	22,248	18,345	17,091	13,181	8,872	4,937	84,674
Transitional Group	19,750	16,766	15,510	10,151	7,316	4,806	74,299
Discontinued Operations	14,974	13,536	6,734	1,438	620	-	37,302
Total gross operating lease obligations (2)	$69,841	$61,279	$52,216	$37,321	$26,208	$19,404	$266,269

Sublease income (3)
CTU	$5	$-	$-	$-	$-	$-	$5
AIU	113	-	-	-	-	-	113
Total University Group	118	-	-	-	-	-	118
Corporate and Other	-	-	-	-	-	-	-
Subtotal	118	-	-	-	-	-	118
Culinary Arts	2,453	2,544	2,354	1,610	322	55	9,338
Transitional Group	649	276	58	6	-	-	989
Discontinued Operations	5,560	5,507	1,481	674	691	-	13,913
Total sublease income	$8,780	$8,327	$3,893	$2,290	$1,013	$55	$24,358

Net operating lease obligations
CTU	$1,541	$1,580	$1,627	$1,678	$1,738	$679	$8,843
AIU	6,317	6,527	6,677	6,207	2,904	-	28,632
Total University Group	7,858	8,107	8,304	7,885	4,642	679	37,475
Corporate and Other	4,893	4,525	4,577	4,666	4,758	8,982	32,401
Subtotal	12,751	12,632	12,881	12,551	9,400	9,661	69,876
Culinary Arts	19,795	15,801	14,737	11,571	8,550	4,882	75,336
Transitional Group	19,101	16,490	15,452	10,145	7,316	4,806	73,310
Discontinued Operations	9,414	8,029	5,253	764	(71)	-	23,389
Total net contractual lease obligations (2)	$61,061	$52,952	$48,323	$35,031	$25,195	$19,349	$241,911

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e. “CAM”), operating expenses including utilities, maintenance and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

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

Credit Agreement. We have outstanding borrowings under our Credit Agreement of $38.0 million as of December 31, 2015, which are fully cash-collateralized. Per our Credit Agreement as amended during December 31, 2015, all outstanding borrowings are obligated to be paid as of the maturity date of December 31, 2018. We intend to repay the amount borrowed during 2016.

Off-Balance Sheet Arrangements. As of December 31, 2015, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2015 compared to December 31, 2014

Selected consolidated balance sheet account changes from December 31, 2014 to December 31, 2015 were as follows (dollars in thousands):

	As of December 31,
	2015	2014	% Change
ASSETS
CURRENT ASSETS:
Receivables, other, net	5,194	19,401	-73%
NON-CURRENT ASSETS:
Property and equipment	58,249	115,604	-50%
Other intangible assets	9,300	28,219	-67%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	38,000	10,000	280%
Deferred tuition	40,112	54,573	-26%
NON-CURRENT LIABILITIES:
Deferred rent	45,927	67,433	-32%
Liabilities of discontinued operations	9,376	22,859	-59%

Receivables, other, net: The decrease is primarily due to approximately $14.0 million of income tax refunds received during the current year.

Property and equipment: The decrease is due primarily to $41.7 million of asset impairment charges recorded during 2015.

Other intangible assets: The decrease is due primarily to $18.8 million of trade name impairment charges recorded during 2015.

Short-term borrowings: The $10.0 million borrowing as of December 31, 2014 was repaid during the first quarter of 2015. The Company borrowed $38.0 million under its Credit Agreement during the fourth quarter of 2015.

Deferred tuition: The decrease primarily relates to the wind-down of student enrollment for the Transitional Group campuses as they progress through their teach-out.

Deferred rent: The decrease relates to both the wind-down of the Transitional Group and the continued optimization of real estate leases through termination and consolidation of space.

Liabilities of discontinued operations: The decrease primarily relates to the termination of exited lease space and execution of sublease agreements.

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

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of December 31, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of December 31, 2015 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate and Foreign Currency Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of December 31, 2015, we had $38.0 million of outstanding borrowings under this facility. The weighted average interest rate of borrowings under our credit agreement was 1.92% as of December 31, 2015.

During 2015 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro or British pound versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of December 31, 2015 and 2014. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency exposure is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 69 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors:

Executive Officers:	Board of Directors:

Todd S. Nelson	Thomas B. Lally - Chairman of the Board
President and Chief Executive Officer	Former President of Heller Equity Capital Corporation

David A. Rawden	Dennis H. Chookaszian
Interim Chief Financial Officer	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Jeffrey D. Ayers	Patrick W. Gross
Senior Vice President, General Counsel and Corporate Secretary	Chairman of the Lovell Group

Jeffrey R. Cooper	Gregory L. Jackson
Senior Vice President and Chief Compliance Officer	Managing Partner, Jackson Park Capital, LLC

Andrew H. Hurst	Ronald D. McCray
Senior Vice President - Colorado Technical University	Former Interim President and Chief Executive Officer of Career Education Corporation, Former Chief Administrative Officer of Nike, Inc. and Former Chief Legal Officer of Kimberly-Clark Corporation

John R. Kline	Todd S. Nelson
Senior Vice President - American InterContinental University	President and Chief Executive Officer

Michele A. Peppers	Leslie T. Thornton
Vice President and Chief Accounting Officer	Vice President and General Counsel of WGL Holdings, Inc.

Richard D. Wang
Director of Research and Managing Member of Tenzing Global Investors LLC

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,657,723	(1)	$14.27	6,564,331	(2)
Total	2,657,723		$14.27	6,564,331

(1)

Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan and 2008 Incentive Compensation Plan (the “2008 Plan”).

(2)

Includes shares available for future issuance under the 2008 Plan in addition to the number of shares issuable upon exercise of outstanding options set forth in column (a). In addition to stock options, the 2008 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) does not reflect 0.7 million shares underlying restricted stock units and deferred stock units outstanding as of December 31, 2015, which upon vesting will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan. Cash-settled awards are not included in, and do not affect, shares remaining available for future issuances under the 2008 Plan.

We also entered into individual compensation arrangements in 2015 with Ronald McCray, our former President and Chief Executive Officer, and Todd Nelson, our current President and Chief Executive Officer, which included the issuance of cash-settled restricted stock units that were not issued under the 2008 Plan. These awards are not included in the table above.

See Note 15 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The financial statements listed in the Index to Financial Statements on page 66 are filed as part of this Annual Report.

2.	Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page 66 is filed as part of this Annual Report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 109 - 113 are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2016.

CAREER EDUCATION CORPORATION

By:	/s/ DAVID A. RAWDEN
David A. Rawden,
Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 29, 2016
Todd S. Nelson

/s/ DAVID A. RAWDEN	Interim Chief Financial Officer	February 29, 2016
David A. Rawden	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President and Chief Accounting Officer	February 29, 2016
Michele A. Peppers	(Principal Accounting Officer)

/s/ THOMAS B. LALLY	Chairman of the Board	February 29, 2016
Thomas B. Lally

/s/ DENNIS H. CHOOKASZIAN	Director	February 29, 2016
Dennis H. Chookaszian

/s/ PATRICK W. GROSS	Director	February 29, 2016
Patrick W. Gross

/s/ GREGORY L. JACKSON	Director	February 29, 2016
Gregory L. Jackson

/s/ RONALD D. McCRAY	Director	February 29, 2016
Ronald D. McCray

/s/ LESLIE T. THORNTON	Director	February 29, 2016
Leslie T. Thornton

/s/ RICHARD D. WANG	Director	February 29, 2016
Richard D. Wang

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Career Education Corporation

We have audited the accompanying consolidated balance sheet of Career Education Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for year ended December 31, 2015. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Career Education Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of Career Education Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 3, 2015, except for the recasting of the LCB campuses described in Note 5, as to which the date is

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Career Education Corporation

We have audited the internal control over financial reporting of Career Education Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 29, 2016

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$66,919	$93,832
Restricted cash	49,821	22,938
Short-term investments	114,901	122,858
Total cash and cash equivalents, restricted cash and short-term investments	231,641	239,628
Student receivables, net of allowance for doubtful accounts of $18,013 and $14,842 as of December 31, 2015 and 2014, respectively	31,618	31,401
Receivables, other, net	5,194	19,401
Prepaid expenses	14,380	17,453
Inventories	3,353	5,022
Other current assets	2,523	4,729
Assets of discontinued operations	254	473
Total current assets	288,963	318,107
NON-CURRENT ASSETS:
Property and equipment, net	58,249	115,604
Goodwill	87,356	87,356
Intangible assets, net	9,300	28,219
Student receivables, net of allowance for doubtful accounts of $2,216 and $4,255 as of December 31, 2015 and 2014, respectively	3,958	3,916
Deferred income tax assets, net	137,716	-
Other assets	16,562	19,357
Assets of discontinued operations	8,811	975
TOTAL ASSETS	$610,915	$573,534
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$38,000	$10,000
Accounts payable	25,906	23,808
Accrued expenses:
Payroll and related benefits	38,789	30,481
Advertising and marketing costs	11,788	15,379
Income taxes	1,061	1,633
Other	24,082	28,857
Deferred tuition revenue	40,112	54,573
Liabilities of discontinued operations	13,067	15,506
Total current liabilities	192,805	180,237
NON-CURRENT LIABILITIES:
Deferred rent obligations	45,927	67,433
Other liabilities	25,197	21,072
Liabilities of discontinued operations	9,376	22,859
Total non-current liabilities	80,500	111,364
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,996,585 and 82,336,689 shares issued, 68,098,654 and 67,521,038 shares outstanding as of December 31, 2015 and 2014, respectively	830	823
Additional paid-in capital	610,784	606,531
Accumulated other comprehensive loss	(880)	(853)
Accumulated deficit	(57,518)	(109,403)
Cost of 14,897,931 and 14,815,651 shares in treasury as of December 31, 2015 and 2014, respectively	(215,606)	(215,165)
Total stockholders' equity	337,610	281,933
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$610,915	$573,534

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
REVENUE:
Tuition and registration fees	$842,062	$905,482	$1,004,091
Other	5,211	8,482	13,139
Total revenue	847,273	913,964	1,017,230
OPERATING EXPENSES:
Educational services and facilities	289,777	323,259	361,067
General and administrative	564,211	640,454	734,338
Depreciation and amortization	24,938	53,382	62,237
Asset impairment	60,515	36,141	21,647
Total operating expenses	939,441	1,053,236	1,179,289
Operating loss	(92,168)	(139,272)	(162,059)
OTHER INCOME (EXPENSE):
Interest income	794	851	1,361
Interest expense	(835)	(491)	(1,354)
Loss on sale of business	(1,793)	-	(6,905)
Miscellaneous (expense) income	(436)	86	134
Total other (expense) income	(2,270)	446	(6,764)
PRETAX LOSS	(94,438)	(138,826)	(168,823)
(Benefit from) provision for income taxes	(147,454)	3,736	456
INCOME (LOSS) FROM CONTINUING OPERATIONS	53,016	(142,562)	(169,279)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(1,131)	(35,601)	5,016
NET INCOME (LOSS)	51,885	(178,163)	(164,263)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	-	-	4,295
Unrealized losses on investments	(27)	(350)	(13)
Total other comprehensive (loss) income	(27)	(350)	4,282
COMPREHENSIVE INCOME (LOSS)	$51,858	$(178,513)	$(159,981)
NET INCOME (LOSS) PER SHARE - BASIC:
Income (loss) from continuing operations	$0.78	$(2.12)	$(2.54)
(Loss) income from discontinued operations	(0.02)	(0.53)	0.08
Net income (loss) per share	$0.76	$(2.65)	$(2.46)
NET INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) from continuing operations	$0.78	$(2.12)	$(2.54)
(Loss) income from discontinued operations	(0.02)	(0.53)	0.08
Net income (loss) per share	$0.76	$(2.65)	$(2.46)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,860	67,173	66,738
Diluted	68,328	67,173	66,738

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other	Retained Earnings
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	(Accumulated Deficit)	Total
BALANCE, December 31, 2012	81,617	$816	(14,547)	$(213,988)	$596,826	$(4,785)	$232,921	$611,790
Net loss	-	-	-	-	-	-	(164,263)	(164,263)
Foreign currency translation gain	-	-	-	-	-	4,295	-	4,295
Unrealized loss on investments	-	-	-	-	-	(13)	-	(13)
Total comprehensive loss								(159,981)
Share-based compensation expense:
Stock option plan	-	-	-	-	2,308	-	-	2,308
Restricted stock award plan	-	-	-	-	4,339	-	-	4,339
Employee stock purchase plan	-	-	-	-	52	-	-	52
Common stock issued under:
Stock option plan	1	-	-	-	4	-	-	4
Restricted stock award plan	(131)	(1)	(172)	(506)	1	-	-	(506)
Employee stock purchase plan	403	4	-	-	990	-	-	994
Tax effect of options exercised and stock settlements	-	-	-	-	(3,616)	-	-	(3,616)
BALANCE, December 31, 2013	81,890	$819	(14,719)	$(214,494)	$600,904	$(503)	$68,658	$455,384
Net loss	-	-	-	-	-	-	(178,163)	(178,163)
Unrealized loss on investments	-	-	-	-	-	(350)	-	(350)
Total comprehensive loss								(178,513)
Share-based compensation expense:
Stock option plan	-	-	-	-	1,372	-	-	1,372
Restricted stock award plan	-	-	-	-	2,865	-	-	2,865
Employee stock purchase plan	-	-	-	-	40	-	-	40
Common stock issued under:
Stock option plan	225	2	-	-	610	-	-	612
Restricted stock award plan	95	1	(97)	(671)	(1)	-	-	(671)
Employee stock purchase plan	127	1	-	-	741	-	-	742
Cumulative adjustment for change from cost method investment to equity method investment	-	-	-	-	-	-	102	102
BALANCE, December 31, 2014	82,337	$823	(14,816)	$(215,165)	$606,531	$(853)	$(109,403)	$281,933
Net income	-	-	-	-	-	-	51,885	51,885
Unrealized loss on investments	-	-	-	-	-	(27)	-	(27)
Total comprehensive income								51,858
Share-based compensation expense:
Stock option plan	-	-	-	-	442	-	-	442
Restricted stock award plan	-	-	-	-	2,385	-	-	2,385
Employee stock purchase plan	-	-	-	-	30	-	-	30
Common stock issued under:
Stock option plan	303	3	-	-	825	-	-	828
Restricted stock award plan	214	2	(82)	(441)	-	-	-	(439)
Employee stock purchase plan	143	2	-	-	571	-	-	573
BALANCE, December 31, 2015	82,997	$830	(14,898)	$(215,606)	$610,784	$(880)	$(57,518)	$337,610

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,885	$(178,163)	$(164,263)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Asset impairment	60,515	36,209	22,691
Depreciation and amortization expense	24,938	55,455	73,150
Bad debt expense	21,980	14,841	28,892
Compensation expense related to share-based awards	2,857	4,277	6,699
Loss (gain) on sale of businesses, net	1,793	311	(123,204)
Loss on disposition of property and equipment	663	32	118
Deferred income taxes	(145,807)	14,250	58,087
Changes in operating assets and liabilities:
Student receivables, gross	(1,517)	13,281	56,072
Allowance for doubtful accounts	(20,960)	(23,812)	(39,766)
Other receivables, net	14,311	7,854	(29,526)
Inventories, prepaid expenses, and other current assets	6,160	(1,877)	40,257
Deposits and other non-current assets	2,711	(1,166)	12,244
Accounts payable	2,539	(830)	(8,463)
Accrued expenses and deferred rent obligations	(31,104)	(52,972)	(4,885)
Deferred tuition revenue	(12,650)	(6,314)	(13,907)
Net cash used in operating activities	(21,686)	(118,624)	(85,804)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(93,360)	(157,425)	(40,842)
Sales of available-for-sale investments	100,173	64,920	73,070
Purchases of property and equipment	(11,695)	(13,156)	(19,636)
Proceeds on the sale of assets	2,272	-	156,816
Payments of cash upon sale of businesses, net of cash divested	(4,013)	(387)	(2,525)
Purchase of equity method investment	(1,368)	(1,575)	-
Other	-	-	(17)
Net cash (used in) provided by investing activities	(7,991)	(107,623)	166,866
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,401	1,354	998
Tax benefit associated with stock option exercises	-	-	1
Borrowings from credit facility	38,000	10,000	-
Payments on borrowings	(10,000)	-	(80,000)
Change in restricted cash	(26,883)	(10,374)	85,314
Payments of capital lease obligations	-	-	(210)
Net cash provided by financing activities	2,518	980	6,103
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	246	156	(8,844)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,913)	(225,111)	78,321
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the year	-	475	128,202
Less: Cash balance of discontinued operations, end of the year	-	-	475
CASH AND CASH EQUIVALENTS, beginning of the year	93,832	318,468	112,420
CASH AND CASH EQUIVALENTS, end of the year	$66,919	$93,832	$318,468
Supplemental Cash Flow Information:
Interest paid	$33	$54	$517
Income taxes paid	$580	$17,528	$5,106

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform that allow students to more efficiently pursue earning a degree by receiving course credit for knowledge they can already demonstrate. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Additionally, CEC is in the process of teaching out campuses within our Transitional Group and Culinary Arts segments. Students enrolled at these campuses are afforded the reasonable opportunity to complete their program of study prior to the final teach-out date.

A listing of individual campus locations and web links to Career Education’s colleges, institutions and universities can be found at www.careered.com.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “college,” “institution” and “university” refer to an individual, branded, for-profit educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our colleges, institutions or universities.

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

We organize our business across four reporting segments: CTU, AIU (comprises University Group); Culinary Arts and Transitional Group (comprises Career Schools Group). Campuses included in our Transitional Group and Culinary Arts segments are currently being taught out and no longer enroll new students. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study.

b. Reclassifications

During 2015, we announced the teach-out of all remaining 15 Sanford-Brown campuses, two Briarcliffe College campuses, Harrington College of Design and 17 Culinary Arts (“LCB”) campuses. The Sanford-Brown, Briarcliffe College and Harrington College campuses are now included in the Transitional Group segment and the LCB campuses are reported within the Culinary Arts segment, as part of our continuing operations. The LCB campuses were previously recorded as held for sale within discontinued operations and during December 2015 the decision was made to teach-out the LCB campuses, which required these campuses to be re-classified to continuing operations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360. During 2015, we also completed the teach-out of five Transitional Group campuses and the sale of two Transitional Group campuses (Brooks Institute and Missouri College). These campuses continue to be reported as part of the Transitional Group within continuing operations, as a result of a change in accounting guidance effective January 1, 2015 with respect to ASC Topic 360, which limits discontinued operations reporting.

All prior period results have been recast to reflect our reporting segments on a comparable basis. See Note 18 “Segment Reporting” for further information regarding our segments.

c. Management’s Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the assumptions surrounding sublease income utilized in determining the fair value of remaining lease obligations, assumptions utilized in calculating income tax related matters including our deferred tax balances and any respective valuation allowance, fair values used in asset impairment evaluations including goodwill, intangible assets and long-lived assets and the assumptions used in determining the fair value of accruals for severance and related costs. Although these estimates are based upon management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

d. Concentration of Credit Risk

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2015, 2014 and 2013, approximately 77%, 78% and 78%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

f. Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, restricted cash, short-term investments, short-term borrowings and the current portion of accounts receivables and accounts payable reported in our consolidated balance sheets approximate fair value because of the nature of these financial instruments, as they generally have short maturity periods.

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

Our investment in auction rate securities (“ARS”) is presented within other non-current assets on the consolidated balance sheets. As of December 31, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of income (loss) and comprehensive income (loss) until the related refund provisions have lapsed. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting which was adopted beginning in the fourth quarter of fiscal year 2014 did not have a material effect on the consolidated financial statements.

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

h. Cash and Cash Equivalents

Cash equivalents include short-term investments with a term to maturity of less than 90 days at the date of purchase. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. Loans which are disbursed under our current credit agreement are secured by 100% cash collateral. The Company has funds which are restricted in use under our credit agreement and additional restricted funds which provide collateral for letters of credit. See Note 12 “Credit Agreement” for further details of our current credit agreement.

Restricted cash balances as of December 31, 2015 and 2014 total $49.8 million and $22.9 million, respectively. Restricted cash balances were comprised of $11.8 million and $12.9 million of certificates of deposit to provide securitization of our letters of credit as of December 31, 2015 and 2014, respectively. Additionally, $38.0 million and $10.0 million of restricted cash to provide securitization of borrowings under our credit agreement was included in restricted cash balances as of December 31, 2015 and 2014, respectively.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings. Students may authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2015, we held $12.3 million of these funds on behalf of students within our cash, cash equivalents, restricted cash and short term investments on our consolidated balance sheet.

i. Student Receivables

Student receivables represent funds owed to us in exchange for the educational services that we provided to a student. Student receivables are reported net of an allowance for doubtful accounts and net of deferred tuition revenue, as determined on a student-by-student basis as of the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheets. Student receivables which are due to be paid at dates ranging from one to five years from the balance sheet date are reported as non-current assets within our consolidated balance sheets.

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

j. Discontinued Operations

Discontinued operations are accounted for in accordance with FASB ASC Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheets at estimated fair value. The results of operations of discontinued operations are segregated from continuing operations and reported separately as discontinued operations in our consolidated statements of income (loss) and comprehensive income (loss). See Note 5 “Discontinued Operations” for further discussion.

Effective January 1, 2015, ASC Topic 360 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift upon disposal that have or will have a major effect on an entity’s operations and financial results. We did not have any disposals during the current year which met the revised definition of discontinued operations and accordingly all disposals during 2015 continue to be reported within continuing operations for all periods presented.

k. Investments

Our investments, which primarily consist of non-governmental debt securities, treasury and federal agencies, and municipal bonds are classified as “available-for-sale” and recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our consolidated statements of income (loss) and comprehensive income (loss). Our investment in a municipal auction rate security has a stated term to maturity of greater than one year. As such, we classify this investment as non-current on our consolidated balance sheets within other assets.

We use the equity method to account for our investment in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. We include our proportionate share of earnings and/or losses of our equity method investee in other (expense) income within our consolidated statements of income (loss) and comprehensive income (loss). The carrying value of our equity investment is reported within other non-current assets on our consolidated balance sheets.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and/or comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes do reflect improvements relative to recent historical periods with respect to, among other things, modest revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Intangible assets include both indefinite and definite-lived assets. Indefinite-lived assets include our CTU trade name and accreditation rights, which are recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our institutions to participate in Title IV Programs.

Our definite-lived intangible assets include courseware and our LCB trade name. Courseware represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired courseware balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Trade names which have been determined to have a definite life are amortized over their expected useful life and for our LCB trade name through its latest teach-out date. Other definite-lived intangible assets represent ownership related to renewable internet domain names and are amortized on a straight-line basis over the applicable renewal periods.

See Note 10 “Goodwill and Other Intangible Assets” for further discussion.

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

See Note 8 “Property and Equipment” for further discussion.

p. Contingencies

During the ordinary course of business, we are subject to various claims and contingencies. In accordance with FASB ASC Topic 450 – Contingencies, when we become aware of a claim or potential claim, we assess the likelihood of any related loss or exposure. The probability of whether an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated, is analyzed, and if the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. For all matters that are currently being reviewed, we expense legal fees, including defense costs, as they are incurred. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters, and our assessment of exposure requires subjective and judgmental assessment. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Note 13 “Contingencies” for additional information.

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

In assessing the need for a valuation allowance and/or release of a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits, expected future taxable income and earnings history exclusive of the loss that created the future deductible amount, coupled with evidence indicating the loss is not a continuing condition. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance, or release all or a portion of the valuation allowance if it is more likely than not the deferred tax assets are expected to be realized. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

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

We record tenant improvement allowances as a deferred rent obligation on our consolidated balance sheets and as a cash inflow from operating activities on our consolidated statements of cash flows. We record capital expenditures funded by tenant improvement allowances received as a leasehold improvement on our consolidated balance sheets and as an investing activity within our consolidated statements of cash flows.

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

See Note 15 “Share-Based Compensation” for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

t. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activities of our institutions, including: (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on institution leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, and (3) costs of other goods and services provided by our institutions, including costs of textbooks, laptop computers, restaurant services and contract training. Costs of such other goods and services for continuing operations, included in educational services and facilities expense on our consolidated statements of income (loss) and comprehensive income (loss), were approximately $20.0 million, $26.0 million and $37.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

u. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses on our consolidated statements of income (loss) and comprehensive income (loss), were $220.5 million, $253.0 million and $269.0 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period-Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This amendment requires that the acquirer record in the same period financial statements, the effects on earnings, as a result of any change in provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for annual periods and interim periods beginning after December 15, 2015. For all other entities, the amendments are effective for annual periods and interim periods beginning after December 15, 2016. We have evaluated this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure in-scope inventory at the lower of cost and net realizable value, further clarifying consideration for net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). For public business entities, ASU 2015-11 is effective for annual periods and interim periods beginning after December 15, 2016. The amendment in this ASU is prospectively applied with earlier adoption permitted. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. This ASU represents changes to clarify the FASB Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create significant administrative cost to most entities. The amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies by providing needed clarifications and improving the presentation of guidance. For all entities, ASU 2015-10 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We have evaluated the applicable guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance to an organization’s management, intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide guidance regarding related disclosure. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. For all entities, ASU 2014-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2014-15 will have on our financial condition, results of operations and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU standardizes the reporting for these awards by requiring that entities treat these performance targets as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We have evaluated the guidance and do not believe the adoption of ASU 2014-12 will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

During 2015, we have evaluated and adopted the guidance of the following ASU issued by the FASB in 2015; adopting this ASU did not materially impact the presentation of our financial condition, results of operations and disclosures:

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendment in this ASU simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets should be classified as noncurrent in a classified statement of financial position. This amendment eliminates the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into current and noncurrent amounts and more closely aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The standard will be effective for public business entities for annual reporting periods beginning after December 15, 2016 and interim periods therein; early adoption permitted. As of December 31, 2015, we evaluated the impact ASU 2015-17 will have on our presentation of financial condition, results of operation and disclosures and believe the impact to be immaterial; accordingly, the Company early adopted this ASU amendment effective with the 2015 reporting year and elected to prospectively apply the change to simplify the presentation of deferred tax liabilities and assets in our consolidated balance sheet.

During 2015, we have evaluated and adopted the guidance of the following ASU issued by the FASB in 2014; adopting this ASU did materially impact the presentation of our financial condition, results of operations and disclosures:

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts upon disposal that have (or will have) a major effect on an entity’s operations and financial results. In addition, the amendments in this ASU require expanded disclosures for discontinued operations as well as for disposals that do not qualify as discontinued operations. This ASU was effective for us as of January 1, 2015 with prospective application. We evaluated the impact that the adoption of ASU 2014-08 has on our financial condition, results of operations and disclosures and believe the impact to be material. Previously, campuses within our Transitional Group would be reclassified as discontinued operations upon the teach-out date. Under the new guidance, campuses that complete their teach-out do not meet the definition of discontinued operations, with the exception of those that meet the definition of a “strategic shift” upon disposal. Therefore, revenues and any respective operating losses associated with these campuses that do not meet the definition of a “strategic shift” upon disposal remain within continuing operations for all periods presented. Additionally, we have provided increased disclosures surrounding discontinued operations as well as increased disclosures surrounding our campuses that have ceased operations but do not meet the requirements to be classified as discontinued operations.

4. DISPOSITIONS

During 2015, we completed the sale of our Brooks Institute and Missouri College campuses. The Brooks Institute, located in Ventura, California, was sold to Gphomestay, a global leader in providing international education opportunities for students, and Missouri College, located in Brentwood, Missouri, was sold to Weston Education Group, a postsecondary education school providing a variety of certificate and degree programs to students for thirty-four years. These sales reflect our strategy to focus our resources and attention on our universities – CTU and AIU, where we see continued opportunities to improve growth and continue to provide quality higher education to the adult student market. The sales do not meet the definition of a strategic shift under ASC Topic 360 and are therefore reported within continuing operations in accordance with FASB ASC Topic 205 – Presentation of Financial Statements.

We received no consideration for the sale of Brooks Institute and Missouri College and recorded a loss on sale of $0.9 million each for the year ended December 31, 2015. The terms of the agreements provided that we make certain working capital payments to the buyers; accordingly these amounts were included in the loss calculations. The loss on sale is included within other (expense) income on our consolidated statements of income (loss) and comprehensive income (loss) for the year ended December 31, 2015.

5. DISCONTINUED OPERATIONS

As of December 31, 2015, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. During 2015, we did not have any campuses that met the criteria to be considered as discontinued operations under the new guidance.

Additionally, during December 2015 the decision was made to teach-out the LCB campuses which were previously held for sale within discontinued operations. As a result of this decision, the results of operations for these campuses have been recast to be reflected as part of continuing operations for all periods presented.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013 (1)
Revenue	$(20)	$4,708	$177,791
Operating expenses:
Educational services and facilities	$1,211	$25,152	$139,479
General and administrative	910	13,282	83,096
Depreciation and amortization	-	2,073	10,913
Asset impairment	-	68	1,044
Total operating expenses	$2,121	$40,575	$234,532

Pretax (loss) income	$(2,128)	$(35,601)	$73,493
Income tax (benefit) provision	(997)	-	68,477
(Loss) income from discontinued operations, net of tax	$(1,131)	$(35,601)	$5,016
Net (loss) income per diluted share	$(0.02)	$(0.53)	$0.08
Capital expenditures	$-	$-	$6,128

(1)	The income tax expense associated with the gain on sale of our International Segment approximates $87.9 million.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2015 and 2014 include the following (dollars in thousands):

	As of December 31,
	2015	2014
Assets:
Current assets:
Receivables, net	$254	$473
Total current assets	254	473
Non-current assets:
Other assets, net	720	975
Deferred income tax assets, net	8,091	-
Total assets of discontinued operations	$9,065	$1,448
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$528	$579
Remaining lease obligations	12,539	14,927
Total current liabilities	13,067	15,506
Non-current liabilities:
Remaining lease obligations	9,212	22,689
Other	164	170
Total liabilities of discontinued operations	$22,443	$38,365

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments (2)	Other (3)	Balance, End of Period
For the twelve months ended December 31, 2015	$37,616	$(342)	$(15,523)	$-	$21,751
For the twelve months ended December 31, 2014	$44,084	$13,676	$(24,854)	$4,710	$37,616
For the twelve months ended December 31, 2013	$46,298	$11,181	$(13,700)	$305	$44,084

(1)

Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	See Note 9 “Leases” for the future minimum lease payments under operating leases for discontinued operations as of December 31, 2015.
(3)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

6. INVESTMENTS

Investments of our continuing operations consist of the following as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,500	$-	$(11)	$1,489
Non-governmental debt securities	76,999	-	(242)	76,757
Treasury and federal agencies	36,779	3	(127)	36,655
Total short-term investments	115,278	3	(380)	114,901
Long-term investments (available for sale):
Municipal bond	7,850	-	(476)	7,374
Total investments (available for sale)	$123,128	$3	$(856)	$122,275

	December 31, 2014
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$6,880	$1	$(56)	$6,825
Non-governmental debt securities	98,400	1	(271)	98,130
Treasury and federal agencies	17,928	6	(31)	17,903
Total short-term investments	123,208	8	(358)	122,858
Long-term investments (available for sale):
Municipal bond	7,850	-	(476)	7,374
Total investments (available for sale)	$131,058	$8	$(834)	$130,232

In the table above, unrealized holding losses as of December 31, 2015 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes an unrealized holding loss, greater than one year, which relates to our long-term investment in a municipal bond, which is an auction rate security (“ARS”).

Our ARS is comprised of debt obligations issued by states, cities, counties and other governmental entities, which earn federally tax-exempt interest. Our ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of December 31, 2015, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of December 31, 2015 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Our non-governmental debt securities primarily consist of corporate bonds and commercial paper. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities. We do not intend to sell our investments in these securities and it is not likely that we will be required to sell these investments before recovery of the amortized cost basis.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2015	$71,000	$43,552	$-	$7,723	$122,275
Original stated term to maturity of available-for-sale- investments as of December 31, 2014	$77,177	$44,182	$211	$8,662	$130,232

Realized gains or losses resulting from sales of investments during the years ended December 31, 2015, 2014 and 2013 were not significant.

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

As of December 31, 2015, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, treasury and federal agencies and municipal bonds that are publicly traded and our investment in an ARS. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investment in an ARS is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of December 31, 2015 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the time of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our ARS investment has failed for multiple years. The security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,489	$7,374	$8,863
Non-governmental debt securities	-	76,757	-	76,757
Treasury and federal agencies	-	36,655	-	36,655
Totals	$-	$114,901	$7,374	$122,275

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$6,825	$7,374	$14,199
Non-governmental debt securities	-	98,130	-	$98,130
Treasury and federal agencies	-	17,903	-	17,903
Totals	$-	$122,858	$7,374	$130,232

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year ended December 31, 2015 (dollars in thousands):

Balance at December 31, 2014	$7,374
Unrealized loss	-
Balance at December 31, 2015	$7,374

See Note 8 “Property and Equipment” and Note 10 “Goodwill and Other Intangible Assets” for further information regarding non-recurring fair value measurements.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheet, represents an international investment in a private company. As of December 31, 2015, our investment in an equity affiliate equated to a 30.7%, or $3.9 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning. For the years ended December 31, 2015 and 2014, we recorded approximately $0.3 million of loss and less than $0.1 million of income, respectively, related to our proportionate investment in CCKF within miscellaneous (expense) income on our consolidated statements of income (loss) and comprehensive income (loss).

7. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue as determined on a student-by-

student basis at the end of the reporting period. Student receivables, net are reflected on our consolidated balance sheets as components of both current and non-current assets. We do not accrue interest on past due student receivables; interest is recorded only upon collection.

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

As of December 31, 2015 and 2014, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $4.0 million and $3.9 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the year ended December 31, 2015	$19,097	$22,212	$(21,080)	$20,229
For the year ended December 31, 2014	$27,504	$14,864	$(23,271)	$19,097
For the year ended December 31, 2013	$37,938	$25,939	$(36,373)	$27,504

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $6.7 million, $8.5 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	December 31,
	2015	2014	Life
Leasehold improvements	$264,282	$331,867	Shorter of Life of Lease or Useful Life
Computer hardware and software	124,899	126,694	3 years
Furniture, fixtures and equipment	88,776	107,645	5-10 years
Culinary equipment and library materials	17,822	20,404	10 years
Building and improvements	8,657	10,966	15-35 years
Vehicles	533	791	5 years
Construction in progress	2,196	418
	507,165	598,785
Less-accumulated depreciation	(448,916)	(483,181)
Total property and equipment, net	$58,249	$115,604

Depreciation expense for continuing operations for the years ended December 31, 2015, 2014 and 2013 was $24.8 million, $52.6 million and $61.1 million, respectively. Depreciation expense for discontinued operations, included in (loss) income from discontinued operations, was zero for the year ended December 31, 2015 and $2.0 million and $10.7 million for the years ended December 31, 2014 and 2013, respectively.

Property and equipment was affected by asset impairment charges of approximately $41.7 million for the year ended December 31, 2015 and $25.0 million for the year ended December 31, 2014, primarily as a result of the reduction in carrying values for campuses that are being taught out, decisions made to exit certain leased facilities, and for certain long-lived assets which were expected to generate negative cash flows through the respective lease end dates and as such the carrying values were not recoverable. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820.

For assets with remaining fair value existing at our teach-out campuses, depreciation expense will be recorded over the shorter of the remaining useful life or the teach-out date for the campus.

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

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $64.3 million, $68.6 million and $75.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is reflected in educational services and facilities expense in our consolidated statements of income (loss) and comprehensive income (loss). Rent expense for discontinued operations, which is included in (loss) income from discontinued operations, was approximately $14.4 million and $34.2 million for the years ended December 31, 2014 and 2013, respectively. Rent expense for discontinued operations recorded during the year ended December 31, 2015 was a negative $2.4 million. This gain resulted from a change in estimate for remaining lease obligations recorded upon cease use date for certain real estate facilities related to expected terms of leases and estimated income from sublease arrangements.

Remaining Lease Obligations of Continuing Operations

We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our consolidated statements of income (loss) and comprehensive income (loss). The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for exited space related to our continuing operations for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the year ended December 31, 2015	$7,094	$20,552	$(18,817)	$4,063	$12,892
For the year ended December 31, 2014	$7,259	$4,496	$(5,475)	$814	$7,094
For the year ended December 31, 2013	$9,241	$2,579	$(7,825)	$3,264	$7,259

(1)

Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2015, future minimum lease payments under operating leases for continuing and discontinued operations are as follows (dollars in thousands):

	Operating Leases
	Continuing	Discontinued
	Operations	Operations	Total
2016	$54,867	$14,974	$69,841
2017	47,743	13,536	61,279
2018	45,482	6,734	52,216
2019	35,883	1,438	37,321
2020	25,588	620	26,208
2021 and thereafter	19,404	-	19,404
Total	$228,967	$37,302	$266,269

Of the remaining $229.0 million of lease payments for continuing operations, $74.3 million relates to our Transitional Group leases and $84.7 million relates to Culinary Arts leases. See Note 5 “Discontinued Operations” and Note 11 “Restructuring Charges” for further discussion.

As of December 31, 2015, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, for continuing and discontinued operations is as follows (dollars in thousands):

	Operating Subleases
	Continuing	Discontinued
	Operations	Operations	Total
2016	$3,220	$5,560	$8,780
2017	2,820	5,507	8,327
2018	2,412	1,481	3,893
2019	1,616	674	2,290
2020	322	691	1,013
2021 and thereafter	55	—	55
Total	$10,445	$13,913	$24,358

10. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for continuing operations as of December 31, 2015 and 2014. The carrying value of goodwill for CTU and AIU were $45.9 million and $41.4 million, respectively, for the years ended December 31, 2015 and 2014.

We performed our annual impairment testing of goodwill as of October 1, 2015 and determined that none of our reporting units were at risk of failing the first step of the goodwill impairment test as of October 1, 2015.

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

As of December 31, 2015 and 2014, the cost basis, accumulated amortization and net book value of intangible assets for continuing operations are as follows (dollars in thousands):

	December 31, 2015			December 31, 2014
			Net			Net
		Accumulated	Book		Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value
Amortizable intangible assets:
Courseware	$7,782	$(7,782)	$-	$9,671	$(9,671)	$-
LCB trade name, net of impairment (1)	1,400	-	1,400	-	-	-
Missouri College trade name, net of impairment	-	-	-	438	(219)	219
Amortizable intangible assets, net	$9,182	$(7,782)	$1,400	$10,109	$(9,890)	$219

Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights			$1,000			$1,000
Trade names (1)			6,900			27,000
Non-amortizable intangible assets			7,900			28,000
Intangible assets, net			$9,300			$28,219

___________________

(1)

The current year amount relates to our CTU trade name. The prior year amount relates to our CTU trade name as well as our LCB and Sanford-Brown trade names which were impaired during the current year and, for our LCB trade name, the remaining fair value of which was reclassified as definite-lived.

Amortizable intangible assets are fully amortized on a straight-line basis over their estimated useful lives as of December 31, 2015. Our definite-lived trade name of $1.4 million has a remaining useful life of 21 months. Amortization expense from continuing operations was $0.1 million, $0.8 million and $1.1 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, net intangible assets include certain accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

During December 2015, the decision was made to teach out the Culinary Arts campuses. Prior to the teach-out announcement, these campuses had been reported as an asset held for sale within discontinued operations in accordance with ASC Topic 360. Upon the decision to teach-out these campuses, the results of operations and financial position for these campuses were reclassified to continuing operations to be held and used through their teach-out date. In accordance with ASC Topic 360, the fair value of the assets and liabilities for these campuses was determined at their reclassification date. As a result of the fair value calculation, we recorded an impairment charge of $17.0 million for the LCB trade name, resulting in a remaining fair value of $1.4 million. The remaining trade name fair value will be amortized over the teach-out period for these campuses, or approximately 21 months.

During the first half of 2015, we identified indicators of asset impairment related to our Missouri College and Sanford Brown trade names as a result of the decisions made to sell or teach-out these campuses and as such recorded impairments of $1.8 million related to these trade names.

Additionally, we performed our annual impairment testing of indefinite-lived intangible asset balances as of October 1, 2015 and concluded that no indicators existed that would suggest that it is more likely than not that the remaining assets would be impaired. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to test the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. We continue to monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible further declines in estimated fair value.

11. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments and made decisions to teach out or sell a number of campuses, meaning gradually close the campuses through an orderly process. As part of the process to wind down these teach-out campuses, the Company also announced that it will align its corporate overhead to support a more streamlined and focused operating entity. Most notably, we have recorded charges within our Transitional Group and Culinary Arts segments and our corporate functions as we continue to align our overall management structure. Each of our teach-out campuses offer current students the reasonable opportunity to complete their course of study. The majority of these teach-out campuses are expected to cease operations by 2017 with the remainder expected to cease operations in 2018.

The following table details the changes in our accrual for severance and related costs associated with all of these restructuring events for our continuing operations during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Balance, Beginning of Period	Severance and related charges (1)	Payments	Non-cash adjustments (2)	Balance, End of Period
For the year ended December 31, 2015	$2,712	$24,085	$(7,518)	$(294)	$18,985
For the year ended December 31, 2014	$3,256	$3,979	$(3,120)	$(1,403)	$2,712
For the year ended December 31, 2013	$6,045	$5,556	$(7,412)	$(933)	$3,256

(1)	Includes payments related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the years ended December 31, 2015, 2014 and 2013 by reporting segment is as follows (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
CTU	$405	$544	$-
AIU	673	103	213
Total University Group	1,078	647	213
Corporate and Other	4,631	1,087	2,088
Subtotal	5,709	1,734	2,301
Culinary Arts	8,229	455	472
Transitional Group	10,147	1,790	2,783
Total	$24,085	$3,979	$5,556

The current portion of the accrual for severance and related charges was $11.5 million and $1.7 million, respectively, as of December 31, 2015 and 2014, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $7.5 million and $1.0 million is recorded within other non-current liabilities on our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

In addition, as of December 31, 2015, we have an accrual of approximately $1.8 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

In addition to the severance charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of December 31, 2015, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $50 million - $60 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $20.6 million of charges related to remaining obligations which were recorded during 2015.

12. CREDIT AGREEMENT

On December 11, 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement to, among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The Credit Agreement requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. Any borrowings bear interest at fluctuating interest rates based on either the base rate or the London Interbank Offered Rate (LIBOR), plus the applicable rate based on the type of loan.

We may prepay amounts outstanding, or terminate or reduce the commitments, under the Credit Agreement upon three or five business days’ prior notice, respectively, in each case without premium or penalty. The Credit Agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and permitted investments in our domestic accounts of at least $110.0 million at all times, subject to adjustment for cash maintained in collateral accounts to secure letter of credit obligations. The loans and letter of credit obligations under the Credit Agreement are secured by 100% cash collateral. The agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default, including rights to accelerate the loans, terminate the commitments and rights to realize upon the collateral securing the obligations under the Credit Agreement.

We have $38.0 million outstanding as of December 31, 2015 pursuant to the revolving credit facility under the Credit Agreement. The full amount borrowed as of December 31, 2015 is classified as short-term borrowings on our consolidated balance sheet.

Selected details of our credit agreements as of and for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Credit Agreement:
Credit facility remaining availability	$46,554	$98,437
Credit facility borrowings	$38,000	$10,000
Outstanding letters of credit (1)(2)	$10,446	$11,563
Availability of additional letters of credit (3)	$49,554	$8,437
Weighted average daily revolving credit borrowings for the year ended	$3	$9
Weighted average annual interest rate	1.92%	1.67%
Commitment fee rate	0.25%	0.25%
Letter of credit fee rate	0.75%	0.75%

(1)	Represents letters of credit which are fully collateralized with $10.4 million and $11.6 million of restricted cash as of December 31, 2015 and 2014, respectively.

(2)

As of December 31, 2015 and 2014, outstanding letters of credit not related to the Credit Agreement totaled $1.4 million and $1.3 million, respectively, which amount is fully collateralized with restricted cash, which is in addition to the $10.4 million and $11.6 million, respectively, referenced in the preceding note.

(3)	The letters of credit sublimit of $60.0 million under the Credit Agreement is part of, not in addition to, the $95.0 million aggregate commitments.

13. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.7 million and $4.4 million at December 31, 2015 and December 31, 2014, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Student Litigation

Enea, et al. v. Career Education Corporation, California Culinary Academy, Inc., SLM Corporation, and Sallie Mae, Inc. Plaintiffs filed this putative class action in the Superior Court State of California, County of San Francisco, on or about June 27, 2013. Plaintiffs allege that California Culinary Academy (“CCA”) materially misrepresented the placement rates of its graduates, falsely stated that admission to the culinary school was competitive and that the school had an excellent reputation among restaurants and other food service providers, represented that the culinary schools were well-regarded institutions producing skilled graduates who employers eagerly hired, and lied by telling students that the school provided graduates with career placement services for life. The class purports to consist of persons who executed Parent Plus loans or co-signed loans for students who attended CCA at any time between January 1, 2003 and December 31, 2008. Plaintiffs seek restitution, damages, civil penalties and attorneys’ fees.

Defendants filed a motion to dismiss and to strike class action allegations on October 31, 2013. A hearing on the motions was conducted on March 14, 2014. Thereafter, the Court issued two separate orders granting the motion to strike the class allegations and the motion to dismiss without leave to amend. Plaintiffs filed a motion seeking leave to file a third amended complaint and/or for reconsideration of the Court’s orders. On May 9, 2014, the Court denied plaintiffs’ motion to reconsider its order striking the class allegations and granted plaintiffs leave to file a third amended complaint as to some, but not all, of plaintiffs’ claims. On May 15, 2014, plaintiffs appealed the Court’s ruling with respect to the motion to strike the class allegations. On February 4, 2016, the appellate court affirmed the trial court’s order striking the class allegations.

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

On May 23, 2012, WCI filed a motion to compel arbitration of claims by 1,062 individual class members who signed enrollment agreements containing express class action waivers. The Court issued an Order denying the motion on July 27, 2012. On August 6, 2012, WCI filed an appeal from the Court’s Order and on August 30, 2012, the Court of Appeals issued an Order granting WCI’s motion to compel the trial court to cease exercising jurisdiction in the case. The oral argument on the appeal was heard on May 9, 2014 and on January 21, 2016, the appellate court reversed the trial court and held that the claims by the 1,062 individual class members referenced above should be compelled to arbitration.

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

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he would receive a portion of the federal government’s recovery. An amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The Court ruled on that motion, dismissing CEC from the case and dismissing several of the relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of the relator’s alleged claims. On March 17, 2014, the Court granted this motion in part, limiting the timeframe and geographical scope of the relator’s claims. On June 13, 2014, the Court granted the remaining Company defendants’ motion for summary judgment and entered judgment in their favor. On July 9, 2014, relator filed a notice of appeal. On June 8, 2015, the appellate court affirmed the district court. On July 2, 2015, relator filed a petition for rehearing, which was denied on August 4, 2015. On December 2, 2015, relator filed his petition for certiorari to the United States Supreme Court. Defendants filed their opposition to the petition on February 3, 2016.

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

The case now is on remand to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. The parties have completed fact discovery as to the issue of liability. On March 24, 2015, we filed a motion for summary judgment which the court granted on December 18, 2015. Plaintiff filed his notice of appeal on January 16, 2016.

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

Federal Trade Commission Inquiry

On August 20, 2015, the Company received a request for information pursuant to a Civil Investigative Demand from the U.S. Federal Trade Commission (“FTC”). The request was made pursuant to a November 2013 resolution by the FTC directing an investigation to determine whether unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The information request requires the Company to provide documents and information regarding a broad spectrum of the business and practices of its subsidiaries and institutions for the time period of January 1, 2010 to the present. The Company is cooperating with the FTC with a view towards resolving these inquiries as promptly as possible.

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

In December 2011, ED also moved all of the Company’s institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). Although the Company’s prior practices substantially conformed to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the Higher Education Act or related regulations, ED may impose monetary or program level sanctions, impose some period of delay in the Company’s receipt of Title IV funds or transfer the Company’s schools to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment of Title IV Program funds. While on HCM2 status, an institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which results in a significant delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances. If our existing cash balances are insufficient to sustain us through this transition period, we would need to pursue other sources of liquidity, which may not be available or may be costly.

OIG Audit

Our schools and universities are subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG's proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU's response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU's response to the draft report, was forwarded to ED's Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. As of December 31, 2015, the Company has a $0.8 million reserve recorded related to this matter.

14. INCOME TAXES

The components of pretax loss from continuing operations for the years ended December 31, 2015, 2014 and 2013 are as follows (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
U.S	$(94,438)	$(138,826)	$(169,345)
Foreign	-	-	522
Total	$(94,438)	$(138,826)	$(168,823)

The (benefit from) provision for income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Current benefit
Federal	$(364)	$(10,168)	$(22,904)
State and local	(2,279)	(346)	(4,140)
Total current benefit	(2,643)	(10,514)	(27,044)
Deferred (benefit) provision
Federal	(126,465)	13,445	27,716
State and local	(18,346)	805	(216)
Total deferred (benefit) provision	(144,811)	14,250	27,500
Total (benefit from) provision for income taxes	$(147,454)	$3,736	$456

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes	(2.7)	(2.6)	(4.0)
Nondeductible goodwill	-	0.6	1.8
Valuation allowance	0.6	37.0	44.8
Valuation allowance release	(116.3)	-	-
Federal audit settlement	-	2.4	-
Tax credits	(0.2)	-	(3.2)
Other	(2.5)	0.3	(4.1)
Effective income tax rate	(156.1)%	2.7%	0.3%

The effective tax rate for the year ended December 31, 2015 benefitted by 116.3% due to a valuation allowance release of $109.8 million. The effective tax rates for the years ended December 31, 2014 and 2013 were negatively impacted by 37.0% and 44.8%, respectively, due to valuation allowances of $51.6 million and $77.0 million, respectively. The 2014 effective tax rate was negatively impacted by the settlement of a federal income tax audit covering the years ended December 31, 2008 through December 31, 2012, the impact of which was 2.4%. The 2013 effective tax rate benefited from the settlement of various state income tax audits and reversal of one of our foreign operations as a disregarded entity which increased the effective tax rate by 6.8%

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2015, 2014 and 2013 is as follows (dollars in thousands):

	2015	2014	2013
Gross unrecognized tax benefits, beginning of the year	$9,318	$13,900	$24,479
Additions for tax positions of prior years	19	129	3,582
Reductions for tax positions of prior years	(20)	-	-
Additions for tax positions related to the current year	864	931	813
Reductions due to settlements	-	(4,064)	(13,707)
Reductions due to lapse of applicable statute of limitations	(2,444)	(1,578)	(1,267)
Subtotal	7,737	9,318	13,900
Interest and penalties	1,986	2,820	3,107
Total gross unrecognized tax benefits, end of the year	$9,723	$12,138	$17,007

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $6.4 million and $8.0 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $0.6 million and $7.1 million, respectively. We record interest and penalties related to unrecognized tax benefits within (benefit from) provision for income taxes on our consolidated statements of income (loss) and comprehensive income (loss). The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $2.0 million and $2.8 million as of the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014, and 2013, we recognized less than $0.7 million of benefit, $0.1 million of benefit and $0.7 million of benefit, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

CEC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2015, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2012 and an examination of the tax years ending December 31, 2013 and December 31, 2014 is in progress. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $ 1.0 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	December 31,
	2015	2014
Deferred income tax assets:
Accrued occupancy	$4,191	$2,024
Deferred rent obligations	9,281	13,757
Foreign tax credits	32,998	32,998
Valuation allowance foreign tax credits	(32,998)	(6,264)
Compensation and employee benefits	12,751	14,405
Tax net operating loss carry forwards	61,982	34,067
Valuation allowance	(8,196)	(34,067)
Allowance for doubtful accounts	3,967	3,610
Covenant not-to-compete	11	58
Accrued settlements and legal	938	1,631
Deferred compensation	520	1,777
Accrued restructuring and severance	6,014	1,072
Equity method for investments	256	19
General business tax credits	699	450
Illinois edge credits	6,351	6,351
Valuation allowance edge credits	(6,351)	(6,351)
Depreciation and amortization	47,453	32,846
Other	712	1,059
Valuation allowance deferred tax assets	-	(96,061)
Total deferred income tax assets	140,579	3,381
Deferred income tax liabilities:
Other	2,863	3,381
Total deferred income tax liabilities	2,863	3,381
Net deferred income tax assets	$137,716	$-

The Company is electing to early adopt Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities be classified as noncurrent on our consolidated balance sheet.

As of December 31, 2015, we have federal net operating loss carry forwards of approximately $134.8 million, available to offset future taxable income, which do not begin expiring until 2034 and 2035. During 2015, we utilized a federal net operating loss carryback from 2014 of approximately $97.5 million to recover taxes paid from the prior year of approximately $14.0 million. Additionally, we have $33.0 million of foreign tax credits which expire between 2022 and 2023, and we continue to maintain a full valuation allowance against the foreign tax credits deferred tax balance. Additionally, we have state net operating loss (“NOL”) carry forwards of approximately $319.7 million, which expire between 2016 and 2035. Of this amount, approximately $166.0 million relates to separate state NOL carryforwards. We also have Illinois edge credits of $9.8 million available to offset future Illinois state income tax, which expire between 2016 and 2019. Valuation allowances have been established against the full amounts of the separate state NOL and Illinois edge credit deferred tax balances.

In assessing the continued need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been a strong earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback years, the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits and expected future taxable income. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance, or release all or a portion of the valuation allowance if it is more likely than not the deferred tax assets are expected to be realized. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. Based on the Company’s evaluation through September 30, 2015, the Company continued to maintain a valuation allowance against the full amount of its net deferred tax assets due to uncertainty of their realization and dependence on future taxable income. A significant piece of objective negative evidence evaluated at that time was the significant losses incurred in recent years, as well as a three-year cumulative pre-tax loss position for the consolidated entity as projected through the period ended December 31, 2015.

  During the fourth quarter of 2015, the Company re-evaluated the need for the valuation allowance against its net deferred tax assets as of December 31, 2015 and determined it was more likely than not that a significant portion of the deferred tax assets would be realized. Accordingly, the Company released $109.8 million of the valuation allowance in the fourth quarter of 2015, the full amount of which was recorded within income from continuing operations on our statement of income (loss) and comprehensive income (loss). The Company determined that the decision made in December 2015 to teach-out the LCB campuses was a triggering event related to the analysis of the valuation allowance recorded against the deferred tax asset balances. The LCB teach-out announcement during the fourth quarter of 2015, coupled with the previous teach-out announcements, clearly identified which businesses would remain as an ongoing operation. Ongoing operations is defined by the Company as those businesses that the Company will remain operating for the long-term. While the teach-out of a campus requires the Company to continue to operate the campus, the operations for those campuses have a finite end date with predictable close-out operations. Although the decision made in May 2015 to teach-out the remaining Career Colleges indicated that these campuses would not remain within ongoing operations, the Company did not believe this announcement on its own to be a trigger as a final decision for LCB had not been made earlier in the year. As the LCB campuses contributed a significant portion of operating losses in prior years, coupled with future impacts related to regulatory changes that could negatively impact the LCB campuses, the Company felt that a trigger would not result until an event occurred signaling the exit of the LCB campuses. The decision to teach-out these campuses was announced in December 2015. Once the Career College and LCB teach-outs are completed, the remaining businesses will only include the University Group, which exhibit a strong earnings history.

As a result of the decisions taken during 2015 to exit the Career Schools, in particular the decision to teach-out the LCB campuses made in the fourth quarter of 2015, actions taken related to these announcements and revised projections of taxable income for future periods, the Company revisited its conclusion regarding the valuation allowance recorded against its deferred tax assets and considered both negative and positive evidence to determine the appropriate accounting for its deferred taxes. Although the Company remains in a cumulative loss position for the trailing three years ended December 31, 2015, there was sufficient positive evidence leading to the partial reversal of the valuation allowance which primarily consisted of the following: 1) historical positive earnings for the University Group exclusive of the losses for the Transitional Group and LCB, which businesses are being exited (See Note 18 “Segment Reporting” for specific segment details), 2) favorable projections of taxable income, particularly in periods subsequent to the completion of the Transitional Group and LCB teach-outs, which will be sufficient to absorb the reversal of existing deductible temporary differences (including NOL’s), and 3) the Company analyzed the net revenue remaining from the University Group and the cost savings which will occur by eliminating the Transitional Group and LCB campuses. The Company concluded that the net operating loss carryforward would be utilized in 2018, 2019 and 2020.

  As of December 31, 2015, we continue to maintain a partial valuation allowance against our deferred tax assets of $47.5 million, which relates to the foreign tax credits, separate state NOLs and Illinois edge credits discussed above. The Company concluded it was not more likely than not for the deferred tax assets related to foreign tax credits to be realized and maintained the valuation allowance with respect to these assets. The separate state NOLs can generally only be used by the originating entity and relate to entities announced for teach-out. Since the future operating income (loss) of these entities is restricted to the teach-out period, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. The Illinois edge credits expire between 2016 and 2019. Given the limited life of these credits and the need to first exhaust an available NOL carryforward, the valuation allowance pertaining to this item was also not released. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

15. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2015, there were approximately 6.6 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of 2.7 million shares issuable upon exercise of outstanding options. This amount does not reflect 0.6 million and 0.1 million shares underlying restricted stock units and deferred stock units, respectively, as of December 31, 2015, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested, multiplied by the applicable factor under the plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of December 31, 2015, we estimate that compensation expense of approximately $3.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

Stock Options. The exercise price of stock options and stock appreciation rights granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become exercisable as follows: 100% after the first anniversary of the grant date or one-fourth on the grant date and one-fourth for each of the first through third anniversary of the grant date. Grants of stock options are generally only subject to the service conditions discussed previously.

Stock option activity during the years ended December 31, 2015, 2014 and 2013 under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	2,591,887	$25.96
Granted	1,934,005	2.58
Exercised	(1,275)	3.08		$3
Forfeited	(261,366)	5.19
Cancelled	(362,816)	31.60
Outstanding as of December 31, 2013	3,900,435	$15.15
Granted	746,318	6.89
Exercised	(225,000)	2.72		$721
Forfeited	(299,577)	4.94
Cancelled	(340,212)	39.49
Outstanding as of December 31, 2014	3,781,964	$12.88
Granted	848,705	4.83
Exercised	(303,035)	2.73		$620
Forfeited	(1,278,150)	4.60
Cancelled	(391,761)	20.87
Outstanding as of December 31, 2015	2,657,723	$14.27	4.9 years	$254
Exercisable as of December 31, 2015	1,819,466	$18.71	3.1 years	$154

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2015:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$2.65	$2.82	285,416	$2.74	7.13	176,708	$2.76
$3.93	$4.15	467,364	$4.06	9.56	-	$-
$5.00	$6.51	269,474	$6.04	7.87	101,701	$6.43
$7.33	$7.33	151,230	$7.33	6.37	62,874	$7.33
$8.63	$8.63	291,563	$8.63	1.64	285,507	$8.63
$13.32	$21.80	335,112	$17.66	2.59	335,112	$17.66
$22.04	$22.13	276,000	$22.08	3.52	276,000	$22.08
$26.15	$30.67	305,564	$29.50	3.27	305,564	$29.50
$30.80	$33.96	258,000	$32.30	0.83	258,000	$32.30
$34.86	$34.86	18,000	$34.86	0.12	18,000	$34.86
		2,657,723	$14.27	4.94	1,819,466	$18.71

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2015, 2014 and 2013:

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2012	854,291	$24.74	1,143,933	$8.27	1,998,224
Granted	—	—	43,313	2.72	43,313
Vested	(208,461)	23.10	(306,605)	8.60	(515,066)
Forfeited	(424,268)	27.01	(342,020)	7.22	(766,288)
Outstanding as of December 31, 2013	221,562	$22.19	538,621	$8.30	760,183
Granted	—	—	318,940	6.57	318,940
Vested	(136,133)	22.94	(135,645)	8.61	(271,778)
Forfeited	(42,677)	20.87	(165,776)	7.90	(208,453)
Outstanding as of December 31, 2014	42,752	$21.63	556,140	$7.35	598,892
Granted	—	—	645,332	5.62	645,332
Vested	(39,969)	21.62	(197,609)	7.94	(237,578)
Forfeited	(2,783)	21.80	(409,558)	6.33	(412,341)
Outstanding as of December 31, 2015	-	$—	594,305	$5.98	594,305

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

The following table summarizes information with respect to all deferred stock units during the years ended December 31, 2015 and 2014:

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2013	—	$—
Granted	116,952	4.39
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2014	116,952	$4.39
Granted	2,928	5.73
Vested (1)	(19,492)	4.39
Forfeited	(9,746)	4.39
Outstanding as of December 31, 2015	90,642	$4.43

(1)	The total vested awards exclude 0.3 thousand of vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally become fully vested 25% per year over a four-year service period beginning on the date of grant. Certain awards granted to our newly hired Chief Executive Officer outside of the 2008 Plan vest 50% per year over a two-year service period. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of income (loss) and comprehensive income (loss) in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2008 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units for the years ended December 31, 2015, 2014 and 2013:

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2012	—
Granted	2,938,283
Vested	—
Forfeited	(649,368)
Outstanding as of December 31, 2013	2,288,915
Granted	981,136
Vested	(755,656)
Forfeited	(671,940)
Outstanding as of December 31, 2014	1,842,455
Granted	1,036,720
Vested	(444,499)
Forfeited	(696,060)
Outstanding as of December 31, 2015	1,738,616

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $1.4 million, $4.8 million and $3.6 million of expense for the years ended December 31, 2015, 2014 and 2013, respectively, for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2015 (1)	2014	2013
Stock Options	$761	$1,372	$2,308
Restricted stock or units settled in stock	2,532	2,865	4,339
Restricted stock units settled in cash	1,447	4,514	3,452
Stock appreciation rights settled in cash	—	295	149
Total stock-based compensation expense	$4,740	$9,046	$10,248

(1)

Stock-based compensation expense for 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2013, 2014 and 2015 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2015, 2016 and 2017, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of income (loss) and comprehensive income (loss) in the current period. We recorded $2.1 million, $3.5 million and $1.1 million for expense related to these awards for the years ended December 31, 2015, 2014 and 2013, respectively.

Share-Based Awards Assumptions

In accordance with FASB ASC Topic 718, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We recognize the value of share-based compensation as expense in our consolidated statements of income (loss) and comprehensive income (loss) during the vesting periods of the underlying share-based awards using the straight-line method. FASB ASC Topic 718 requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections.

The fair value of each stock option award granted during the years ended December 31, 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2015, 2014 and 2013, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Dividend yield	—	—	—
Risk-free interest rate	1.6%	1.4%	1.1%
Weighted average volatility	73.2%	73.0%	64.6%
Expected life (in years)	5.1	4.3	5.6
Weighted average grant date fair value per share of options granted	$2.86	$3.89	$1.47

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2015, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 65.3% to 76.4%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of restricted stock and restricted stock units to be settled in stock is equal to the fair market value of our common stock as of the date of grant, which is the closing price per share of our common stock on NASDAQ.

16. WEIGHTED AVERAGE COMMON SHARES

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period.

The weighted average number of common shares used to compute basic and diluted net income (loss) per share for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2015	2014 (1)	2013 (1)
Basic common shares outstanding	67,860	67,173	66,738
Common stock equivalents	468	-	-
Diluted common shares outstanding	68,328	67,173	66,738

_________________

(1)Due to the fact that we reported a loss from continuing operations for the years ended December 31, 2014 and 2013, potential common stock equivalents were excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the years ended December 31, 2014 and 2013.

For the year ended December 31, 2015, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 2.4 million shares for the year ended December 31, 2015.

In addition to the common stock issued upon the exercise of employee stock options, the granting of restricted stock and the vesting of restricted stock units to be settled in stock, we issued approximately 0.1 million, 0.1 million and 0.4 million shares for the years ended December 31, 2015, 2014 and 2013, respectively, upon the purchase of common stock pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who work greater than 1,000 hours in a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2015, 2014 and 2013, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay. Effective May 6, 2015, any participant who was actively employed becomes 100% vested in our matching contributions and immediate vested going forward. Prior to this change, employees became 100% vested in the company match after two years of credited service. During the years ended December 31, 2015, 2014 and 2013, we recorded expense for continuing and discontinued operations under this plan of approximately $3.6 million, $3.8 million, and $4.6 million, respectively, net of any forfeited employer matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2015, 3.2 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2015, 2014 and 2013, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

18. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan.

During 2015, we announced the teach-out of all remaining 15 Sanford-Brown campuses, two Briarcliffe College campuses, Harrington College of Design campus and 17 Culinary Arts (“LCB”) campuses. The Sanford-Brown, Briarcliffe and Harrington College campuses are now included in the Transitional Group segment and the LCB campuses are reported within the Culinary Arts segment, as part of our continuing operations. The LCB campuses were previously recorded as held for sale within discontinued operations and during December 2015 the decision made to teach-out the LCB campuses, which required these campuses to be reclassified to continuing operations in accordance with ASC Topic 360. During 2015, we also completed the teach-out of five Transitional Group campuses and the sale of two Transitional Group campuses (Brooks Institute and Missouri College). These campuses continue to be reported as part of the Transitional Group within continuing operations, as a result of a change in accounting guidance effective January 1, 2015 with respect to ASC Topic 360, which limits discontinued operations reporting.

All prior period results have been recast to reflect our reporting segments on a comparable basis. Our four reporting segments are described below.

University Group:

♦

     Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for employment and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences. Students pursue their degrees through fully-online programs through CTU Online, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2015, students enrolled at CTU represented approximately 49% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

♦

     American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies. Students pursue their degrees through fully-online programs through AIU Online, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2015, students enrolled at AIU represented approximately 25% of our total enrollments. Approximately 92% of AIU’s enrollments are fully online.

Career Schools Group:

Campuses included in our Career School segments include those which are currently being taught out or those which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, campuses which have closed or have been sold subsequent to January 1, 2015 no longer meet the criteria for discontinued operations and remain reported within continuing operations on our consolidated financial statements. Campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study; they no longer enroll new students.

♦

     Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. LCB also provides online programs in culinary arts and hotel and restaurant management. These campuses are all expected to complete their teach-out activities during 2017. As of December 31, 2015, students enrolled at LCB represented approximately 18% of our total enrollments.

Our LCB campuses were previously recorded as an asset held for sale within discontinued operations as of December 31, 2014. As a result of the decision made during December 2015 to teach-out our LCB campuses, they will now be reported as part of continuing operations within the Culinary Arts segment.

♦

     Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs primarily in the career-oriented discipline of health education complemented by certain programs in business studies and information technology, as well as fashion design, film and video production, graphic design, interior design and visual communications. The campuses within the Transitional Group that have not yet ceased operations as of December 31, 2015 will complete their teach-outs on varying dates through 2018. As of December 31, 2015, students enrolled at the Transitional Group campuses represented approximately 8% of our total enrollments.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating (Loss) Income	Depreciation and Amortization	Capital Expenditures	Total Assets
For the Year Ended December 31, 2015 (1)
CTU	$348,215	$87,496	$2,281	$1,084	$76,577
AIU	201,649	5,520	1,636	2,406	53,087
Total University Group	549,864	93,016	3,917	3,490	129,664
Corporate and Other	157	(27,267)	11,173	4,873	372,405
Subtotal	550,021	65,749	15,090	8,363	502,069
Culinary Arts (2)	170,190	(57,577)	1	2,352	71,197
Transitional Group (3)	127,062	(100,340)	9,847	980	28,584
Discontinued Operations					9,065
Total	$847,273	$(92,168)	$24,938	$11,695	$610,915
For the Year Ended December 31, 2014 (1)
CTU	$336,573	$69,492	$2,627	$628	$73,458
AIU	198,896	(9,412)	2,329	916	51,755
Total University Group	535,469	60,080	4,956	1,544	125,213
Corporate and Other (4)	230	(21,169)	17,455	4,545	332,672
Subtotal	535,699	38,911	22,411	6,089	457,885
Culinary Arts (5)	172,606	(66,556)	17,363	2,292	76,846
Transitional Group (6)	205,659	(111,627)	13,608	4,775	37,355
Discontinued Operations				-	1,448
Total	$913,964	$(139,272)	$53,382	$13,156	$573,534
For the Year Ended December 31, 2013 (1)
CTU	$346,086	$65,078	$2,828	$158
AIU	231,606	(5,556)	3,069	122
Total University Group	577,692	59,522	5,897	280
Corporate and Other	—	(33,600)	22,574	6,272
Subtotal	577,692	25,922	28,471	6,552
Culinary Arts (7)	177,549	(81,218)	17,082	705
Transitional Group (8)	261,989	(106,763)	16,684	6,251
Discontinued Operations				6,128
Total	$1,017,230	$(162,059)	$62,237	$19,636

(1)

The statement of income (loss) and comprehensive income (loss) balances including revenue, operating (loss) income and depreciation and amortization are presented above on a continuing operations basis. Total assets and capital expenditures are presented on a consolidated basis including continuing and discontinued operations.

For the year ended December 31, 2015, segment results included:

(2)	Culinary Arts: $35.1 million related to long-lived asset impairment and a $17.0 million trade name impairment charge.
(3)	Transitional Group: $6.1 million related to long-lived asset impairment and a $1.8 million trade name impairment charge.

For the year ended December 31, 2014, segment results included:

(4)	Corporate and Other: $8.6 million of income related to an insurance recovery.
(5)	Culinary Arts: $10.3 million related to long-lived asset impairment and a $8.9 million trade name impairment charge.
(6)	Transitional Group: $14.5 million related to long-lived asset impairment and a $2.2 million trade name impairment charge.

For the year ended December 31, 2013, segment results included:

(7)	Culinary Arts: $15.5 million related to a pending legal settlement and a $13.0 million trade name impairment charge.
(8)	Transitional Group: $7.7 million of trade name and asset impairment charges and $10.5 million related to the settlement of legal matters.

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Summary financial information by quarter is as follows (dollars in thousands, except per share data):

	Quarter				Total
2015	First (2)	Second (3)	Third (4)	Fourth (5)	Year
Revenue	$227,014	$216,828	$203,484	$199,947	$847,273
Operating loss	(24,358)	(19,892)	(43,989)	(3,929)	$(92,168)
Net (loss) income	(24,881)	(20,723)	(45,235)	142,724	$51,885
Net (loss) income per share (1)
Basic	$(0.37)	$(0.31)	$(0.67)	$2.10	$0.76
Diluted	$(0.37)	$(0.31)	$(0.67)	$2.08	$0.76

	Quarter				Total
2014	First	Second (6)	Third (7)	Fourth (8)	Year
Revenue	$240,401	$228,738	$227,324	$217,501	$913,964
Operating loss	(39,995)	(31,023)	(44,334)	(23,920)	$(139,272)
Net loss	(58,143)	(46,564)	(47,968)	(25,488)	$(178,163)
Net loss per share (1)
Basic and Diluted	$(0.87)	$(0.69)	$(0.71)	$(0.38)	$(2.65)

(1)

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.

For the year ended December 31, 2015, quarterly results included:

(2)	First quarter of 2015 net loss included $6.0 million of impairment charges related to the Transitional Group.
(3)	Second quarter of 2015 net loss included $9.7 million of impairment charges related to Culinary Arts and $1.7 million of impairment charges related to the Transitional Group.
(4)	Third quarter of 2015 net losses included $33.4 million of impairment charges related to Culinary Arts.
(5)

Fourth quarter of 2015 net income included $9.7 million of impairment charges, of which $9.0 million was related to Culinary Arts. Furthermore, fourth quarter of 2015 net income included a $109.8 million benefit related to the partial release of our valuation allowance recorded against our deferred tax assets.

For the year ended December 31, 2014, quarterly results included:

(6)	Second quarter of 2014 net loss included $7.4 million of trade name impairment charges related to Culinary Arts.
(7)	Third quarter of 2014 net loss included $3.0 million of trade name impairments, $11.5 million of asset impairment charges and $8.6 million of income related to an insurance recovery.
(8)

Fourth quarter of 2014 net loss included $14.2 million of trade name and asset impairment charges, of which $10.3 million was related to Culinary Arts. Additionally, the fourth quarter of 2014 included a decrease of $12.3 million of revenue, a decrease of $9.9 million of bad debt expense for a cumulative adjustment related to revenue recognition for withdrawn students.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(Dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets (1):
For the year ended December 31, 2015	$150,384	$(109,805)	$6,966	$47,545
For the year ended December 31, 2014	$82,876	$71,826	$(4,318)	$150,384
For the year ended December 31, 2013	$6,057	$80,536	$(3,717)	$82,876
Valuation allowance for accounts receivable:
For the year ended December 31, 2015	$19,097	$22,212	$(21,080)	$20,229
For the year ended December 31, 2014	$27,504	$14,864	$(23,271)	$19,097
For the year ended December 31, 2013	$37,938	$25,939	$(36,373)	$27,504

(1)	Amounts include both continuing and discontinued operations gross deferred tax balances.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Incorporated by Reference to:

2.1	Securities Purchase Agreement dated October 22, 2013 between CEC Europe, LLC & Investors, S.C.S., Career Education Corporation and Insignis	Exhibit 2.1 to our Current Report on Form 8-K filed on December 4, 2013

3.1	Restated Certificate of Incorporation of Career Education Corporation and Amendment thereto (originally incorporated on January 5, 1994)	Exhibit 3.1 to our Form 10-Q for the period ended June 30, 2012

3.2	Sixth Amended and Restated By-laws of Career Education Corporation (as amended as of October 24, 2013)	Exhibit 3.2 to our Form 10-Q for the period ended September 30, 2013

4.1	Form of specimen stock certificate representing Common Stock	Exhibit 4.1 to our Registration Statement on Form S-1, effective as of January 28, 1998

4.2

Amended and Restated Credit Agreement dated as of December 30, 2013 among Career Education Corporation, CEC Educational Services, LLC, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and BMO Harris Bank N.A., as administrative agent and letter of credit issuer (“Credit Agreement”)

Exhibit 99.1 to our Form 8-K filed January 2, 2014

4.3	First Amendment to Credit Agreement dated as of October 31, 2014	Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2014

4.4	Second Amendment to Credit Agreement dated as of January 30, 2015	Exhibit 4.4 to our Form 10-K for the year ended December 31, 2014

4.5	Third Amendment to Credit Agreement dated as of June 25, 2015	Exhibit 4.1 to our Form 10-Q for the period ended June 30, 2015

4.6	Fourth Amendment to Credit Agreement dated as of December 11, 2015	Exhibit 99.1 to our Form 8-K filed on December 16, 2015

*10.1	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan (“1998 Directors Plan”)	Exhibit 10.5 to our Registration Statement on Form S-1, effective as of January 28, 1998

*10.2	First Amendment to the 1998 Directors Plan	Exhibit 10.13 to our Form 10-Q for the period ended September 30, 2002 (File No. 000-23245)

*10.3	Second Amendment to the 1998 Directors Plan	Exhibit 10.5 to our Form 10-K for the year ended December 31, 2008 (File No. 000-23245)

*10.4	Form of Non-Employee Director’s Stock Option Agreement under the 1998 Directors’ Plan	Exhibit 10.6 to our Registration Statement on Form S-1, effective as of January 28, 1998

*10.5	Career Education Corporation 1998 Employee Incentive Compensation Plan (“1998 Plan”) and the First, Second, Third, Fourth and Fifth Amendments thereto	Exhibit B to our Proxy Statement dated April 16, 2004 (File No. 000-23245)

*10.6	Sixth Amendment to the 1998 Plan	Exhibit 10.14 to our Form 10-Q for the period ended June 30, 2004 (File No. 000-23245)

*10.7	Seventh Amendment to the 1998 Plan	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2005 (File No. 000-23245)

*10.8	Form of Incentive Stock Option Agreement under the 1998 Plan	Exhibit 10.4 to our Registration Statement on Form S-1, effective as of January 28, 1998

*10.9	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008 (File No. 000-23245)

*10.10	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008 (File No. 000-23245)

*10.11	Non-Employee Director Share Accumulation Program pursuant to the 2008 Plan	Exhibit 10.36 to our Form 10-K for the year ended December 31, 2009 (File No. 000-23245)

*10.12	2015 Annual Incentive Award Program for Key Executives pursuant to the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2015

*10.13	2015 Annual Incentive Award Program pursuant to the 2008 Plan	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2015

*10.14	Amended and Restated 2015 Annual Incentive Award Program pursuant to the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on July 20, 2015

*10.15	Form of 2008 Non-Qualified Stock Option Grant Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on May 16, 2008 (File No. 000-23245)

*10.16	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.17	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on February 27, 2009 (File No. 000-23245)

*10.18	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009 (File No. 000-23245)

*10.19

Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: Dennis H. Chookaszian, Patrick W. Gross, Thomas B. Lally and Leslie T. Thornton

Exhibit 10.1 to our Form 8-K filed on February 20, 2009 (File No. 000-23245

*10.20	Form of Option Extension Agreement dated February 20, 2009 between the Company and Gregory L. Jackson	Exhibit 10.3 to our Form 8-K filed on February 20, 2009 (File No. 000-23245)

*10.21	Form of Option and Restricted Stock Amendment Agreements dated February 20, 2009 between the Company and its Section 16 reporting officers at that time	Exhibit 10.4 to our Form 8-K filed on February 20, 2009 (File No. 000-23245)

*10.22	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.23	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.24	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.25	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.26	Form of Restricted Stock Agreement under the 2008 Plan	Exhibit 10.4 to our Form 8-K filed on February 27, 2009 (File No. 000-23245)

*10.27	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.28	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards in 2012)	Exhibit 10.1 to our Form 8-K filed on March 6, 2012

*10.29	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards in 2013)	Exhibit 10.4 to our Form 8-K filed on March 8, 2013

*10.30	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.3 to our Form 8-K filed on March 10, 2014

*10.31	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards commencing in 2014)	Exhibit 10.1 to our Form 8-K filed on March 19, 2014

*10.32	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards in 2013)	Exhibit 10.1 to our Form 8-K filed on March 8, 2013

*10.33	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.4 to our Form 8-K filed on March 10, 2014

*10.34	Form of Cash-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.2 to our Form 8-K filed on July 31, 2015

*10.35	Form of Cash-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson (used in 2015)	Exhibit 10.3 to our Form 8-K filed on July 31, 2015

*10.36	Form of Stock-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.4 to our Form 8-K filed on July 31, 2015

*10.37	Form of Non-Qualified Stock Option Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.5 to our Form 8-K filed on July 31, 2015

+*10.38	Restricted Stock Unit Agreement under the 2008 Plan dated June 12, 2015 between Career Education Corporation and Andrew Hurst

*10.39	Form of Restricted Stock Unit Agreement under the 2008 Plan dated March 6, 2015 between Career Education Corporation and Ronald McCray (Performance-Based)	Exhibit 10.2 to our Form 8-K filed on March 6, 2015

*10.40	Form of Cash-Settled Restricted Stock Unit Agreement dated March 6, 2015 between Career Education Corporation and Ronald McCray (non-plan (Performance-Based)	Exhibit 10.3 to our Form 8-K filed on March 6, 2015

*10.41	Amendment to Restricted Stock Unit Agreements between Career Education Corporation and Ronald McCray dated July 17, 2015	Exhibit 10.2 to our Form 8-K filed on July 20, 2015

*10.42	Form of 2013 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 8, 2013

*10.43	Form of 2014 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on March 10, 2014

*10.44	Form of 2015 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on March 6, 2015

*10.45	Form of Performance Unit Agreement between the Company and Todd Nelson pursuant to the 2008 Plan (used in 2015)	Exhibit 10.6 to our Form 8-K filed on July 31, 2015

*10.46	Letter Agreement between Career Education Corporation and Jeffrey R. Cooper dated January 10, 2014	Exhibit 10.6 to our Form 10-Q for the period ended March 31, 2014

+*10.47	Letter Agreement between Career Education Corporation and Andrew Hurst dated March 7, 2014

+*10.48	Retention Letter Agreement between Career Education Corporation and Andrew Hurst dated June 15, 2015

+*10.49	Letter Agreement between Career Education Corporation and John Kline dated October 12, 2015

*10.50	Letter Agreement between Career Education Corporation and Todd Nelson dated July 30, 2015	Exhibit 10.1 to our Form 8-K filed on July 31, 2015

*10.51	Retention Award Agreement between Career Education Corporation and Michele Peppers dated March 27, 2015	Exhibit 10.8 to our Form 10-Q for the period ended March 31, 2015

*10.52	Agreement between Career Education Corporation and AP Services LLC dated March 23, 2015 (interim CFO services)	Exhibit 10.7 to our Form 10-Q for the period ended March 31, 2015

*10.53	Letter Agreement between Career Education Corporation and Lysa Clemens dated June 11, 2013	Exhibit 10.5 to our Form 10-Q for the period ended June 30, 2013

*10.54	Letter Agreement between Career Education Corporation and Lysa Clemens dated May 6, 2015	Exhibit 10.3 to our Form 10-Q for the period ended June 30, 2015

+*10.55	Separation Agreement and General Release between Career Education Corporation and Lysa Clemens dated October 17, 2015

+*10.56	Separation Agreement and General Release between Career Education Corporation and Jason Friesen dated October 16, 2015

*10.57	Letter Agreement between Career Education Corporation and Reid Simpson dated May 21, 2014	Exhibit 10.1 to our Form 8-K filed on May 22, 2014

*10.58	Transition and Separation Agreement and General Release between Career Education Corporation and Colleen O’Sullivan dated June 10, 2014	Exhibit 10.1 to our Form 8-K filed on June 13, 2014

*10.59	Letter Agreement between Career Education Corporation and Scott Steffey dated April 1, 2013	Exhibit 10.1 to our Form 8-K filed on April 8, 2013

*10.60	Separation and Release Agreement between the Career Education Corporation and Scott Steffey dated February 12, 2015	Exhibit 10.1 to our Form 8-K filed on February 12, 2015

10.61	Agreement, by and among Career Education Corporation, Tenzing Global Management LLC, Tenzing Global Investors LLC, Tenzing Global Investors Fund I LP and Richard Wang, dated March 10, 2015	Exhibit 10.1 to our Form 8-K filed on March 11, 2015

*10.62	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.1 to our Form 8-K filed June 25, 2008 (File No. 000-23245)

*10.63	Career Education Corporation Executive Severance Plan (Amended and Restated as of January 1, 2015)	Exhibit 10.1 to our Form 8-K filed December 18, 2014

*10.64	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+23.2	Consent of Ernst & Young LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Annual Report on Form 10-K for the twelve months ended December 31, 2015, filed with the SEC on February 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, and (v) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+	Filed herewith.