Form 10-Q
period 2016-03-31
CAREER EDUCATION CORP
filed 2016-05-04
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 28, 2016: 68,348,632

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$47,536	$66,919
Restricted cash	11,735	49,821
Short-term investments	122,859	114,901
Total cash and cash equivalents, restricted cash and short-term investments	182,130	231,641
Student receivables, net of allowance for doubtful accounts of $20,686 and $18,013 as of March 31, 2016 and December 31, 2015, respectively	27,746	31,618
Receivables, other, net	4,375	5,194
Prepaid expenses	14,167	14,380
Inventories	2,505	3,353
Other current assets	2,331	2,523
Assets of discontinued operations	225	254
Total current assets	233,479	288,963

NON-CURRENT ASSETS:
Property and equipment, net	52,596	58,249
Goodwill	87,356	87,356
Intangible assets, net	9,100	9,300
Student receivables, net of allowance for doubtful accounts of $2,082 and $2,216 as of March 31, 2016 and December 31, 2015, respectively	3,686	3,958
Deferred income tax assets, net	137,716	137,716
Other assets	17,552	16,562
Assets of discontinued operations	8,751	8,811
TOTAL ASSETS	$550,236	$610,915
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$38,000
Accounts payable	18,579	25,906
Accrued expenses:
Payroll and related benefits	30,139	38,789
Advertising and marketing costs	14,308	11,788
Income taxes	5,146	1,061
Other	21,966	24,082
Deferred tuition revenue	35,077	40,112
Liabilities of discontinued operations	9,784	13,067
Total current liabilities	134,999	192,805

NON-CURRENT LIABILITIES:
Deferred rent obligations	43,244	45,927
Other liabilities	22,508	25,197
Liabilities of discontinued operations	8,075	9,376
Total non-current liabilities	73,827	80,500

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 83,332,387 and 82,996,585 shares issued, 68,337,190 and 68,098,654 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	833	830
Additional paid-in capital	611,472	610,784
Accumulated other comprehensive loss	(364)	(880)
Accumulated deficit	(54,507)	(57,518)
Cost of 14,995,197 and 14,897,931 shares in treasury as of March 31, 2016 and December 31, 2015, respectively	(216,024)	(215,606)
Total stockholders' equity	341,410	337,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$550,236	$610,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE   INCOME (LOSS)

(In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2016	2015
REVENUE:
Tuition and registration fees	$197,785	$225,691
Other	1,101	1,323
Total revenue	198,886	227,014

OPERATING EXPENSES:
Educational services and facilities	61,538	74,894
General and administrative	123,563	163,673
Depreciation and amortization	6,569	6,786
Asset impairment	237	6,019
Total operating expenses	191,907	251,372
Operating income (loss)	6,979	(24,358)

OTHER INCOME (EXPENSE):
Interest income	265	160
Interest expense	(236)	(162)
Miscellaneous income (expense)	217	(380)
Total other income (expense)	246	(382)

PRETAX INCOME (LOSS)	7,225	(24,740)
Provision for (benefit from) income taxes	4,135	(211)
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,090	(24,529)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(79)	(352)

NET INCOME (LOSS)	3,011	(24,881)

OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	193	-
Unrealized gains on investments	323	195
Total other comprehensive income	516	195
COMPREHENSIVE INCOME (LOSS)	$3,527	$(24,686)

NET INCOME (LOSS) PER SHARE - BASIC and DILUTED:
Income (loss) from continuing operations	$0.04	$(0.36)
Loss from discontinued operations	—	(0.01)
Net income (loss) per share	$0.04	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,155	67,534
Diluted	68,798	67,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,011	$(24,881)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Asset impairment	237	6,019
Depreciation and amortization expense	6,569	6,712
Bad debt expense	9,552	4,275
Compensation expense related to share-based awards	544	940
Loss on disposition of property and equipment	-	3
Changes in operating assets and liabilities	(30,523)	(13,244)
Net cash used in operating activities	(10,610)	(20,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(36,004)	(15,259)
Sales of available-for-sale investments	28,189	14,754
Purchases of property and equipment	(876)	(3,369)
Payments of cash upon sale of businesses	(62)	-
Net cash used in investing activities	(8,753)	(3,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	147	174
Payment on borrowings	(38,000)	(10,000)
Change in restricted cash	38,086	9,000
Net cash provided by (used in) financing activities	233	(826)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(253)	288

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,383)	(24,588)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	-	-
Less: Cash balance of discontinued operations, end of the period	-	-
CASH AND CASH EQUIVALENTS, beginning of the period	66,919	93,832
CASH AND CASH EQUIVALENTS, end of the period	$47,536	$69,244

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries (collectively, “CEC”). All intercompany transactions and balances have been eliminated.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and make decisions. We organize our business across four reporting segments: CTU, AIU (comprises University Group); Culinary Arts and Transitional Group (comprises Career Schools Group). Campuses included in our Transitional Group and Culinary Arts are currently being taught out and no longer enroll new students. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study. All prior periods have been recast to reflect our segments on a comparable basis.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplified several aspects of accounting for share-based payment award transactions including income tax consequences, classification of excess tax benefits on the statement of cash flows, classification of employee taxes paid on the statement of cash flows when the employer withholds shares, forfeiture policy election and payroll minimum statutory tax withholding. For all public business entities, ASU 2016-09 is effective for annual periods and interim periods beginning after December 15, 2016. We are currently evaluating this guidance and believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investments, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method was in effect during all previous periods. The amendments require an equity method investor to add the cost of acquisition and requires available-for-sale equity securities that qualify for the equity method of accounting to recognize earnings as unrealized holding gain or loss in accumulated other comprehensive income. For all entities, ASU 2016-07 is effective for annual periods and interim periods beginning after December 15, 2016. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right to use asset at the commencement date. For all public entities, ASU 2016-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period-Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This amendment requires that the acquirer record in the same period financial statements, the effects on earnings, as a result of any change in provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for annual periods and interim periods beginning after December 15, 2015. For all other entities, the amendments are effective for annual periods and interim periods beginning after December 15, 2016. We have evaluated this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. This ASU represents changes to clarify the FASB Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create significant administrative cost to most entities. The amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies by providing needed clarifications and improving the presentation of guidance. For all entities, ASU 2015-10 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We have evaluated the changes to the applicable Codifications and these changes did not impact the presentation of our financial condition, results of operations and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU is intended to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 clarifying that there is no objection to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangements, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The amendments in ASU 2015-03 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We have adopted ASU 2015-03; adopting this ASU did not materially impact the presentation of our financial condition, results of operations and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from GAAP the concept of extraordinary items. Subtopic 225-20 previously required that an entity separately classify, present, and disclose extraordinary events and transactions from the results of ordinary operations and show the items separately. The amendments in this ASU are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted. We have adopted ASU 2015-01; adopting this ASU did not materially impact the presentation of our financial condition, results of operations and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance to an organization’s management, intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide guidance regarding related footnote disclosure. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. For all entities, ASU 2014-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2014-15 will have on the presentation of our financial condition, results of operations and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU standardizes the reporting for these awards by requiring that entities treat these performance targets as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. We have adopted ASU 2014-12; adopting this ASU did not materially impact the presentation of our financial condition, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. In August 2015, the FASB issued ASU 2015-14 approving a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under US GAAP. Furthermore, in March 2016, the FASB issued ASU 2016-08, providing clarity to improve operability and understandability of the implementation guidance on principal versus agent considerations. The standard will be effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Nonpublic entities would be required to adopt the new standard for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Additionally, the FASB approved the option to early adopt prior to the original effective date (fiscal years beginning after December 15, 2016). We are currently evaluating the impact that the adoption of ASU 2014-09 will have on the presentation of our financial condition, results of operations and disclosures.

4. DISCONTINUED OPERATIONS

As of March 31, 2016, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Commencing January 1, 2015, in accordance with new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. During the first quarter of 2016, we did not have any campuses that met the criteria to be considered as a discontinued operation under the new guidance.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2016	2015
Revenue	$-	$32
Total expenses	$126	$384
Loss before income tax	$(126)	$(352)
Benefit from income tax	(47)	-
Loss from discontinued operations, net of tax	$(79)	$(352)
Net loss per share - Basic	$-	$(0.01)
Net loss per share - Diluted	$-	$(0.01)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 include the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Assets:
Current assets:
Receivables, net	$225	$254
Total current assets	225	254
Non-current assets:
Other assets, net	660	720
Deferred income tax assets, net	8,091	8,091
Total assets of discontinued operations	$8,976	$9,065
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$26	$528
Remaining lease obligations	9,758	12,539
Total current liabilities	9,784	13,067
Non-current liabilities:
Remaining lease obligations	7,911	9,212
Other	164	164
Total liabilities of discontinued operations	$17,859	$22,443

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other	Balance, End of Period
For the quarter ended March 31, 2016	$21,751	$(342)	$(3,740)	$-	$17,669
For the quarter ended March 31, 2015	$37,616	$(570)	$(5,441)	$-	$31,605

(1)

Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

5. INVESTMENTS

Investments consist of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$930	$-	$(8)	$922
Non-governmental debt securities	84,965	38	(97)	84,906
Treasury and federal agencies	37,020	28	(17)	37,031
Total short-term investments	122,915	66	(122)	122,859
Long-term investments (available for sale):
Municipal bond	7,850	-	(476)	7,374
Total investments (available for sale)	$130,765	$66	$(598)	$130,233

	December 31, 2015
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,500	$-	$(11)	$1,489
Non-governmental debt securities	76,999	-	(242)	76,757
Treasury and federal agencies	36,779	3	(127)	36,655
Total short-term investments	115,278	3	(380)	114,901
Long-term investments (available for sale):
Municipal bond	7,850	-	(476)	7,374
Total investments (available for sale)	$123,128	$3	$(856)	$122,275

In the table above, unrealized holding gains (losses) as of March 31, 2016 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year. The table also includes an unrealized holding loss, greater than one year, which relates to our long-term investment in a municipal bond, which is an auction rate security (“ARS”).

Our ARS is comprised of debt obligations issued by states, cities, counties and other governmental entities, which earn federally tax-exempt interest. Our ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of March 31, 2016, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of March 31, 2016 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

As of March 31, 2016, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, treasury and federal agencies and municipal bonds that are publicly traded and our investment in an ARS. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investment in an ARS is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of March 31, 2016 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the time of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our ARS investment has failed for multiple years. The security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$922	$7,374	$8,296
Non-governmental debt securities	-	84,906	-	84,906
Treasury and federal agencies	-	37,031	-	37,031
Totals	$-	$122,859	$7,374	$130,233

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,489	$7,374	$8,863
Non-governmental debt securities	-	76,757	-	76,757
Treasury and federal agencies	-	36,655	-	36,655
Totals	$-	$114,901	$7,374	$122,275

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the quarter ended March 31, 2016 (dollars in thousands):

Balance at December 31, 2015	$7,374
Unrealized gain (loss)	-
Balance at March 31, 2016	$7,374

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2016, our investment in an equity affiliate equated to a 30.7%, or $4.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning. During the quarters ended March 31, 2016 and 2015, we recorded approximately $0.1 million of loss related to our proportionate investment in CCKF within miscellaneous income (expense) on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

We make periodic operating maintenance payments for our use of intellipathTM. The total fees paid to CCKF for the quarters ended March 31, 2016 and 2015, were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2016	$342
For the quarter ended March 31, 2015	$356

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of March 31, 2016, there were no outstanding borrowings under the revolving credit facility.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue as determined on a student-by-student basis at the end of the reporting period. Student receivables, net are reflected on our condensed consolidated balance sheets as components of both current and non-current assets. We do not accrue interest on past due student receivables; interest is recorded only upon collection.

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

As of March 31, 2016 and December 31, 2015, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $3.7 million and $4.0 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended March 31, 2016	$20,229	$9,607	$(7,068)	$22,768
For the quarter ended March 31, 2015	$19,097	$4,269	$(5,117)	$18,249

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.0 million for each of the quarters ended March 31, 2016 and 2015.

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

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters ended March 31, 2016 and 2015 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1) (2)	Payments	Non-cash Adjustments (3)	Balance, End of Period
For the quarter ended March 31, 2016	$18,985	$215	$(5,325)	$478	$14,353
For the quarter ended March 31, 2015	$2,712	$884	$(771)	$(229)	$2,596

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance payments will result in future cash expenditures through 2018.
(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the quarters ended March 31, 2016 and 2015 by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2016	2015
CTU	$18	$13
AIU	66	-
Total University Group	84	13
Corporate and Other	96	-
Subtotal	180	13
Culinary Arts	5	140
Transitional Group	30	731
Total	$215	$884

The current portion of the accrual for severance and related charges was $7.8 million and $1.6 million as of March 31, 2016 and March 31, 2015, respectively, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $6.6 million and $1.0 million, respectively, is recorded within other non-current liabilities on our condensed consolidated balance sheet. In addition, as of March 31, 2016, we have accrued approximately $1.8 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained.

In addition to the severance charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of March 31, 2016, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $50 million - $60 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $23.6 million of charges related to remaining obligations that were recorded during 2015 through the first quarter of 2016.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.9 million and $2.7 million at March 31, 2016 and December 31, 2015, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

Defendants filed a motion to dismiss and to strike class action allegations on October 31, 2013. A hearing on the motions was conducted on March 14, 2014. Thereafter, the Court issued two separate orders granting the motion to strike the class allegations and the motion to dismiss without leave to amend. Plaintiffs filed a motion seeking leave to file a third amended complaint and/or for reconsideration of the Court’s orders. On May 9, 2014, the Court denied plaintiffs’ motion to reconsider its order striking the class allegations and granted plaintiffs leave to file a third amended complaint as to some, but not all, of plaintiffs’ claims. On May 15, 2014, plaintiffs appealed the Court’s ruling with respect to the motion to strike the class allegations. On February 4, 2016, the appellate court affirmed the trial court’s order striking the class allegations and the case has since been remitted back to the trial court for further proceedings as to the seven named plaintiffs.

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

We cannot predict the scope, duration or outcome of these attorney general investigations. At the conclusion of any of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties and/or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. In addition, all of the Company’s institutions have been issued provisional program participation agreements that extend through December 31, 2016.  Each of our institutions will need to apply for recertification by September 30, 2016 in order to continue its eligibility to participate in Title IV Programs. We cannot predict whether, or to what extent, any of these inquiries or future resolutions of these inquiries might impact our Title IV eligibility. Depending on the circumstances of any resolution of these inquiries, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions’ Title IV eligibility, or impose fines. If any of the foregoing occurs, our business, reputation, financial position, cash flows and results of operations could be materially adversely affected. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

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

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, the U.S. Department of Education (“ED”) advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s previous Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication or reporting of placement rates or other disclosures to students or prospective students or finds any other basis in the materials we are providing, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions Title IV eligibility, or impose fines. In addition, all of the Company’s institutions have been issued provisional program participation agreements that extend through December 31, 2016. Each of our institutions will need to apply for recertification by September 30, 2016 in order to continue its eligibility to participate in Title IV Programs. We cannot predict whether, or to what extent, ED’s inquiry might impact this recertification process.

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

OIG Audit

         Our schools and universities are subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”), to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG's proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU's response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU's response to the draft report, was forwarded to ED's Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews covering the Audit Period to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011. ED also requested an additional file review related to whether CTU appropriately performed calculations regarding any required return of Title IV Program funds for students that failed to earn passing grades within a term. This additional file review covers the period from July 5, 2009 to June 30, 2011 and is a review of whether students should be deemed to have unofficially withdrawn from the institution based on each student’s last known academically-related activity. Due to the preliminary nature of the additional reviews requested by ED on April 29, 2016, we cannot reasonably assess any potential additional liability at this time. As of March 31, 2016, the Company has a $0.8 million reserve recorded related to this matter.

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

The following is a summary of our provision for (benefit from) income taxes and effective tax rate from continuing operations:

	For the Quarter Ended March 31,
	2016	2015
Pretax income (loss)	$7,225	$(24,740)
Provision for (benefit from) income taxes	$4,135	$(211)
Effective rate	57.2%	-0.9%

As of December 31, 2015, we determined that it was more likely than not that we will realize most of our deferred tax assets and, as a result, reversed a significant portion of our valuation allowance previously recorded during the fourth quarter of 2015. As of

December 31, 2015, a valuation allowance of $47.5 million was maintained with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets we have determined that it is necessary to continue to record the valuation allowance against these credits and separate state net operating losses as of March 31, 2016.

The higher effective tax rate for the quarter ended March 31, 2016 was impacted by tax reserves recorded in the quarter which on a relative basis are a higher percentage of projected full-year earnings. Additionally, the rate increased for separate state net operating loss valuation allowances. The effective rate for the quarter ended March 31, 2015 was primarily driven by maintaining a full valuation allowance against our deferred tax assets. For the quarter ended March 31, 2015, the effect of federal and state valuation losses reduced the effective tax rate benefit by 40.8%.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.3 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2016 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2016, we had accrued $1.9 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2012 and an examination of the tax years ending December 31, 2013 and December 31, 2014 is in progress.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.67 shares for each share issued for purposes of the aggregate share limit. As of March 31, 2016, there were approximately 2.1 million shares of common stock available for future share-based awards under the 2008 Plan, which is net of (i) 3.2 million shares issuable upon exercise of outstanding options and (ii) 2.0 million shares underlying restricted stock units and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested. These shares have been multiplied by the applicable factor under the plan to determine the remaining shares available as of March 31, 2016. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

We are seeking stockholder approval of the Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) which was approved by the Company’s Board of Directors on March 24, 2016. If this proposal is approved at our 2016 Annual Meeting of Stockholders, 4.2 million shares will be authorized for issuance under the 2016 Plan and no future awards will be granted under the 2008 Plan. See our 2016 Notice of Annual Meeting and Proxy Statement for further details.

As of March 31, 2016, we estimate that compensation expense of approximately $6.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the quarter ended March 31, 2016 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	2,658	$14.27
Granted	722	4.49
Exercised	(15)	2.65
Forfeited	(40)	4.30
Cancelled	(113)	19.36
Outstanding as of March 31, 2016	3,212	$12.07
Exercisable as of March 31, 2016	1,780	$18.17

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock generally become fully vested as follows: 25% per year over a four-year service period or one-third for each of the first through third anniversary of the grant date. Certain awards granted in 2016 vest 20% after the first year, 50% after the second year and 30% after the third year and are “performance-based” awards which are subject to performance conditions that, even if the requisite service period is met, may reduce the number of units of restricted stock that vest at the end of the requisite service period or result in all units being forfeited. Also, certain awards granted in the second quarter of 2015 for retention purposes are subject to accelerated vesting and cash settlement in the event of an involuntary not-for-cause termination of employment by the Company.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the quarter ended March 31, 2016 (units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015 (1)	758	$5.55
Granted	1,546	4.57
Vested (2)	(307)	6.43
Forfeited	(45)	6.43
Outstanding as of March 31, 2016	1,952	$4.62

_____________

(1) The outstanding balance as of December 31, 2015 includes an adjustment of approximately 0.2 million restricted stock units. These units were previously recorded in the summary table of restricted stock units settled in cash due to the potential for cash settlement upon an involuntary, not for cause termination.

(2) The total vested awards include 9.2 thousand of vested stock settled in cash. As a result of the termination provision for certain awards, certain termination scenarios allow for cash-settlement.

Deferred Stock Units to be Settled in Stock. During 2014, we granted deferred stock units to our non-employee directors. The deferred stock units are to be settled in shares of stock and generally vest one-third per year over a three-year service period beginning on the date of grant. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participants does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant.

The following table summarizes information with respect to all deferred stock units during the quarter ended March 31, 2016 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015 (1)	91	$4.43
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2016 (1)	91	$4.43

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally become fully vested 25% per year over a four-year service period beginning on the date of grant. Certain awards granted to our Chief Executive Officer outside of the 2008 Plan vest 50% per year over a two-year service period. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2008 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units during the quarter ended March 31, 2016 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2015 (1)	1,575
Granted	451
Vested	(328)
Forfeited	(125)
Outstanding as of March 31, 2016	1,573

____________________

(1)  The outstanding balance as of December 31, 2015 includes an adjustment of approximately 0.2 million restricted stock units. These units were previously recorded in the summary table of restricted stock units settled in cash due to the potential for cash settlement upon an involuntary, not for cause termination and are now included in the summary table of restricted stock units settled in stock.

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $0.9 million of expense for the first quarter of 2016 for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters ended March 31, 2016 and 2015 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2016	2015 (1)
Stock options	$241	$270
Restricted stock or units settled in stock	297	1,288
Restricted stock units settled in cash	933	288
Total stock-based compensation expense	$1,471	$1,846

(1)

Stock-based compensation expense for the first quarter of 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2014, 2015 and 2016 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2016, 2017 and 2018, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) in the current period. We recorded $0.3 million of expense and $0.4 million of credit related to these awards for the quarters ended March 31, 2016 and March 31, 2015, respectively.

11. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income (loss) per share for the quarters ended March 31, 2016 and March 31, 2015, were as follows:

	For the Quarter Ended March 31,
	2016	2015 (1)
Basic common shares outstanding	68,155	67,534
Common stock equivalents	643	-
Diluted common shares outstanding	68,798	67,534

___________________

(1)    Due to the fact that we reported a loss from continuing operations for the quarter ended March 31, 2015, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarter ended March 31, 2015.

For the quarter ended March 31, 2016, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 2.5 million shares for the quarter ended March 31, 2016.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of March 31, 2016, our four segments are:

University Group:

♦

     Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for employment and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences. Students pursue their degrees through fully-online programs through CTU Online, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2016, students enrolled at CTU represented approximately 49% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

♦

     American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies. Students pursue their degrees through fully-online programs through AIU Online, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2016, students enrolled at AIU represented approximately 29% of our total enrollments. Approximately 91% of AIU’s enrollments are fully online.

Career Schools Group:

Campuses included in our Career School segments include those which are currently being taught out or those which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, campuses which have closed or have been sold subsequent to January 1, 2015 no longer meet the criteria for discontinued operations and remain reported within continuing operations on our unaudited condensed consolidated financial statements. Campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study; they no longer enroll new students

♦

     Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. LCB also provides online programs in culinary arts and hotel and restaurant management. These campuses are all expected to complete their teach-out activities during 2017. As of March 31, 2016, students enrolled at LCB represented approximately 16% of our total enrollments.

♦

     Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs primarily in the career-oriented discipline of health education complemented by certain programs in business studies and information technology, as well as fashion design, film and video production, graphic design, interior design and visual communications. The campuses within the Transitional Group that have not yet ceased operations as of March 31, 2016 will complete their teach-outs on varying dates through 2018. As of March 31, 2016, students enrolled at the Transitional Group campuses represented approximately 6% of our total enrollments. During the first quarter of 2016, the Company completed the teach-out of one Transitional Group campus, CTU Sioux Falls, which continues to be reported as part of the Transitional Group as of March 31, 2016.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
CTU (1)	$91,966	46.2%	$85,127	37.5%	$19,237	$14,616
AIU	52,973	26.6%	53,066	23.4%	1,907	(2,887)
Total University Group	144,939	72.9%	138,193	60.9%	21,144	11,729
Corporate and Other	-	0.0%	39	0.0%	(5,812)	(5,860)
Subtotal	144,939	72.9%	138,232	60.9%	15,332	5,869
Culinary Arts	38,623	19.4%	44,712	19.7%	3,106	243
Transitional Group	15,324	7.7%	44,070	19.4%	(11,459)	(30,470)
Total	$198,886	100.0%	$227,014	100.0%	$6,979	$(24,358)

	Total Assets as of (2)
	March 31, 2016	December 31, 2015
CTU	$72,164	$76,577
AIU	55,247	53,087
Total University Group	127,411	129,664
Corporate and Other	320,554	372,405
Subtotal	447,965	502,069
Culinary Arts	67,948	71,197
Transitional Group	25,347	28,584
Discontinued Operations	8,976	9,065
Total	$550,236	$610,915

(1)     First quarter of 2016 operating income included an adjustment of $2.4 million related to increased bad debt expense for a specific group of students. These students are experiencing greater time lags while completing the financial aid application process due to increased verification procedures implemented by ED, thus management updated its estimates regarding collectability.

(2)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “plan,” “continue to,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•	declines in enrollment;
•	negative trends in the real estate market which could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations;
•	our ability to achieve anticipated cost savings and business efficiencies;
•	rulemaking by the U.S. Department of Education (“ED”) or any state and increased focus by Congress, the President and governmental agencies on for-profit education institutions;
•

our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the gainful employment and financial responsibility standards prescribed by ED), as well as national and regional accreditation standards and state regulatory requirements;

•	the impact of management changes;
•	our ability to successfully defend litigation and other claims brought against us; and
•	changes in the overall U.S. or global economy.

Readers are also directed to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and its subsequent filings with the Securities and Exchange Commission for information about other risks and uncertainties, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

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

Regulatory Environment

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, there has been substantial and increasing focus by various members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that for-profit educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry, and reports have been issued that are highly critical of for-profit institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the Higher Education Act. A group of influential U.S. senators has strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Career Education Corporation, in existing tuition assistance programs.

In addition, ED has formed an inter-agency task force focused on the for-profit sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We believe that the recent actions by the Federal Trade Commission and the multiple Attorney Generals’ offices may be related to or coordinated with this task force. We expect that this challenging regulatory environment will continue for for-profit educational institutions, including Career Education Corporation, for the foreseeable future and we cannot predict what legislation, if any, may emanate from Congressional committee hearings or what impact such legislation or the investigations involving us, might have on for-profit institutions and our business in particular.

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties.

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

2016 First Quarter Overview

During the first quarter of 2016, we remained focused on key objectives, including successful completion of our teach-out campuses, reduction of costs throughout the organization, developing efficiencies within our University operations and enhancing student retention and outcomes. Our first quarter results were in-line with our expectations and reflect the dedication that our team has towards creating value for our students, employees and shareholders. Additionally, Andrew J. Cederoth joined the organization as our Chief Financial Officer effective April 1, 2016. Andrew’s extensive career in both private and public companies provides additional expertise and value to our strong leadership team.

Revenue from continuing operations declined $28.1 million or 12.4% due to an overall 16.9% decrease in total student enrollments, primarily as a result of our decision to divest or teach out our Career Schools. Excluding our Transitional Group and Culinary Arts campuses which are in teach-out, revenue increased $6.7 million or 4.9% for the current year quarter as compared to the prior year quarter. For the current year quarter, we reported operating income of $7.0 million as compared to an operating loss of $24.4 million for the prior year quarter. This improvement was driven by increased revenues within our University Group, efficiency in operations and decreased admissions and marketing expenses for our campuses in teach-out. Lastly, we reported cash usage from operations for the current year quarter of $10.6 million, an improvement of $9.6 million from the prior year quarter’s cash usage of $20.2 million. We expect our future operating cash flow to remain subject to typical seasonal trends.

For our University Group, revenue increased $6.7 million or 4.9% as compared to the prior year quarter, primarily driven by an increase in total student enrollments for CTU. Total enrollment for the University Group increased slightly for the current year quarter as compared to the prior year quarter as CTU’s increase of 4.9% was offset with a decrease for AIU’s total enrollments of 6.7%. New student enrollments for the University Group decreased 4.9% for the current year quarter as compared to the prior year quarter. We believe we maintained relatively flat total student enrollments for the quarter despite a decline in new student enrollments as a result of our continued focus on student retention and outcomes. Our investments in technology, increased faculty interaction with students and progressive curriculum updates are designed to contribute to supporting student success. We are also working on improving our enrollment operations to make the student onboarding process more efficient and effective. Operating income for the University Group improved by $9.4 million to $21.1 million for the current year quarter driven by improved efficiency in operations, while maintaining overall University Group total enrollment.

We are focused on improving the efficiency of operations and quality of our program offerings at both our Universities. The changes we are making at the University level are focused on improving student experiences, which we believe will generate stronger long-term results. Through 2015, we have been able to invest approximately $5.0 million in developing and enhancing proprietary technology such as our virtual learning platform, intellipathTM and our mobile platform which we believe will help students realize the full potential of our program offerings and academic platforms. Within AIU, we have implemented a new student cohort advising model which provides dedicated personal instruction and coaching to new students during their first four academic sessions. We believe this initiative is resulting in better student engagement, which should translate into improved retention. Within our CTU segment, we launched a third doctorate level program. Additionally, CTU recently received reaffirmation of the accreditation status for six of its business programs with Project Management concentrations from the Global Accreditation Center for Project Management Education Programs (GAC). These accreditations last for a seven-year period through July 31, 2022.

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

Adjusted EBITDA	Q1 2016	Q4 2015 (5)	Q3 2015 (5)	Q2 2015 (5)	Q1 2015 (5)
($ in thousands)
University Group and Corporate:
Pre-tax income (loss) from continuing operations	$7,225	$(4,292)	$(44,656)	$(20,750)	$(24,740)
Transitional Group pre-tax loss	11,316	15,182	23,724	32,624	30,470
Culinary Arts pre-tax (income) loss	(3,107)	14,065	33,171	10,532	(250)
Interest (income) expense, net (1)	(28)	87	7	(52)	2
Depreciation and amortization (1)	3,103	3,318	3,454	3,956	4,361
Legal settlements (1) (2)	—	200	—	—	—
Stock-based compensation (1)	544	404	983	530	940
Asset impairments (1)	237	507	—	—	—
Unused space charges (1) (3)	909	114	(385)	(348)	556
Adjusted EBITDA--University Group and Corporate	$20,199	$29,585	$16,298	$26,492	$11,339

Memo: Advertising Expenses (1)	$43,966	$33,431	$46,194	$34,258	$50,587

Transitional Group, Culinary Arts and Discontinued Operations:
Pre-tax loss from discontinued operations	$(126)	$(512)	$(544)	$(720)	$(352)
Transitional Group pre-tax loss	(11,316)	(15,182)	(23,724)	(32,624)	(30,470)
Culinary Arts pre-tax income (loss)	3,107	(14,065)	(33,171)	(10,532)	250
Interest income, net (4)	(1)	—	—	—	—
Loss on sale of business (4)	—	161	715	917	—
Depreciation and amortization (4)	3,466	1,759	2,508	3,231	2,351
Legal settlements (2) (4)	—	—	—	(166)	1,485
Asset impairments (4)	—	9,171	33,446	11,372	6,019
Unused space charges (3) (4)	(2,108)	(2,002)	7,174	(2,305)	(2,424)
Adjusted EBITDA--Transitional, Culinary Arts and Discontinued Operations	$(6,978)	$(20,670)	$(13,596)	$(30,827)	$(23,141)

Consolidated Adjusted EBITDA	$13,221	$8,915	$2,702	$(4,335)	$(11,802)

_____________________

(1)	Quarterly amounts relate to ongoing operations, excluding the Transitional Group, Culinary Arts and discontinued operations
(2)	Legal settlement amounts are net of insurance recoveries
(3)	Unused space charges represent the net present value of remaining lease obligations less an estimated amount for sublease income as well as the subsequent accretion of these charges
(4)	Quarterly amounts relate to the Transitional Group, Culinary Arts and discontinued operations
(5)

Previously disclosed adjusted EBITDA included an adjustment related to revenue recognition as a result of a cumulative adjustment which was recorded during the fourth quarter of 2014. This adjustment was removed because all periods presented are now comparable in this regard and therefore management no longer views it as a material adjustment.

Consolidated adjusted EBITDA was $13.2 million for the current year quarter as compared to a negative consolidated adjusted EBITDA of $11.8 million in the prior year quarter, reflecting an improvement of $25.0 million. Adjusted EBITDA for the University Group and Corporate improved $8.9 million or 78.1% for the current year quarter as compared to the prior year quarter driven by improved efficiency in operations.

          Adjusted EBITDA for the Transitional Group, Culinary Arts and discontinued operations improved to negative $7.0 million for the current year quarter as compared to negative $23.1 million in the prior year quarter as a result of the positive impact of the wind-down of our Transitional Group and Culinary Arts campuses. During the current year quarter we experienced improved financial performance within Culinary Arts as a result of the removal of admissions and marketing expenses at the onset of the teach-out announcement as well as $6.0 million of impairment expense included in the prior year quarter. As the teach-outs progress, we expect to see downward performance trends continue through the end of the teach-outs as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate. We have 25 campuses remaining within the Transitional Group and 17 campuses within the Culinary Arts segment, which will complete their teach-out at varying dates through 2018 with the majority being complete by the end of 2017.

For the remainder of 2016, our goals and priorities remain the same as previously disclosed. We are focused on continuing to improve the market position of our Universities by strengthening the breadth of program offerings, faculty and technology, with the goal of continuing to enhance student retention and outcomes as well as continuing to responsibly manage the teach-outs of our Career School campuses to provide each student with the attention and resources needed to be successful in their chosen fields of study.

          We expect year over year quarterly performance to start to become more normalized in the second half of the year as we begin to anniversary some of our strategic initiatives that were implemented in the prior year. We continue to invest in our University Group to help them achieve their full potential and produce improved student outcomes and believe they are well-positioned as we progress through the year. We continue to remain confident in the outlook we provided last quarter as a result of continued execution of our strategy.

Regulatory Updates

         Program Participation Agreements.  All of our institutions, including AIU and CTU, are in the recertification process with ED and are, therefore, operating on month-to-month continuing program participation agreements. Many have been operating on a month-to-month basis for some time, pending ED taking action on timely submitted recertification applications. On April 27, 2016, ED distributed new provisional program participation agreements that would be effective through December 31, 2016. The new program participation agreements, when fully signed and countersigned by ED, will take our institutions off of the current month to month approval status, but will require that we submit new recertification applications to ED by September 30, 2016 which will then be subject to ED review and approval.   The program participation agreements provide that they are provisional because of matters relating to the Assurance of Discontinuance the Company entered into in August 2013 with the New York Attorney General (see Item 1, “Business—Accreditation and Jurisdictional Authorizations—Additional State Regulatory Matters” in our Annual Report on Form 10-K), inquiries from various state attorneys general (see Note 8 “Contingencies—State Investigations” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q) and ED’s ongoing review of the Company’s compliance with the Student Right to Know Act (see Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” in our Annual Report on Form 10-K).  During the period of provisional certification, our institutions must obtain prior ED approval to add an educational program, open a new location or make any other significant change.

         Debt Forgiveness Rulemaking Initiatives. On August 20, 2015, ED announced its intention to establish a negotiated rulemaking committee to develop proposed regulations (collectively, the “Debt Forgiveness Regulations”) for determining the criteria ED will use to identify acts or omissions of an institution that constitute defenses to repayment of Direct Loans, the standards and procedures to determine liability of an institution for amounts based on borrower defenses and the effect that borrower defenses to loan repayment may have on ED’s assessment of institutional capability. The committee held negotiated rulemaking sessions in January, February and March 2016, but failed to reach consensus. As a result, ED may now propose its own version of the Debt Forgiveness Regulations. In addition, there has been discussion that the Debt Forgiveness Regulations proposed by ED may include provisions requiring letters of credit in expanded circumstances. The effective date of any new regulations cannot be determined at this time, but it is likely that the regulations, if adopted, would be effective on or after July 1, 2017. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2016/index.html.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2016 and 2015 (dollars in thousands):

	For the Quarter Ended March 31,
	2016	% of Total Revenue	2015	% of Total Revenue
TOTAL REVENUE	$198,886		$227,014
OPERATING EXPENSES
Educational services and facilities (1)	61,538	30.9%	74,894	33.0%
General and administrative (2):
Advertising	44,175	22.2%	72,562	32.0%
Admissions	23,026	11.6%	29,070	12.8%
Administrative	46,755	23.5%	57,772	25.4%
Bad debt	9,607	4.8%	4,269	1.9%
Total general and administrative expense	123,563	62.1%	163,673	72.1%

Depreciation and amortization	6,569	3.3%	6,786	3.0%
Asset impairment	237	0.1%	6,019	2.7%

OPERATING INCOME (LOSS)	6,979	3.5%	(24,358)	-10.7%

PRETAX INCOME (LOSS)	7,225	3.6%	(24,740)	-10.9%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	4,135	2.1%	(211)	-0.1%
Effective tax rate	57.2%		-0.9%

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,090	1.6%	(24,529)	-10.8%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(79)	0.0%	(352)	-0.2%

NET INCOME (LOSS)	$3,011	1.5%	$(24,881)	-11.0%

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

Revenue

Current quarter revenue decreased 12.4% as compared to the prior year quarter driven by the overall decline in total student enrollment. Excluding the Transitional Group and Culinary Arts, which no longer enroll new students as they teach out each campus, revenue increased approximately 4.9% for the current quarter as compared to the prior year quarter, driven by an increase in total student enrollments for CTU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2016	% of Total Revenue	2015	% of Total Revenue
Educational services and facilities:
Academics & student related	$39,571	19.9%	$49,198	21.7%
Occupancy	21,967	11.0%	25,696	11.3%
Total educational services and facilities	$61,538	30.9%	$74,894	33.0%

The decrease in educational services and facilities expense as compared to the prior year quarter is primarily driven by lower academic costs within our teach-out campuses, most notably faculty and bookstore costs, partially offset with a slight increase within CTU as a result of the increase in total student enrollment. The decrease in occupancy expenses was driven by the continued focus over the past several quarters to exit or sublease facilities as campuses complete their teach-out. The University Group experienced improvement in occupancy and academic costs as a percentage of revenue as we continue to closely monitor the variable costs while maintaining optimal student-teacher ratios.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2016	% of Total Revenue	2015	% of Total Revenue
General and administrative:
Advertising	$44,175	22.2%	$72,562	32.0%
Admissions	23,026	11.6%	29,070	12.8%
Administrative	46,755	23.5%	57,772	25.4%
Bad Debt	9,607	4.8%	4,269	1.9%
Total general and administrative expense	$123,563	62.1%	$163,673	72.1%

General and administrative expenses have decreased as compared to the prior year quarter primarily due to decreases within advertising, administrative and admissions expenses. The lower advertising expense is substantially related to elimination of advertising on Career Schools brands as a result of campus teach-outs as well as decreased expense within our University Group related to efficiencies developed within certain marketing channels. Administrative expenses was lower as compared to the prior year quarter due to reductions associated with the teach-out of campuses and our continued focus to reduce costs throughout the organization. Admissions costs have decreased primarily in salary and related expenses due to headcount reductions made in response to decreasing enrollments as well as the Transitional Group and Culinary Arts no longer enrolling new students.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2016 and 2015 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2016	% of Segment Revenue	2015	% of Segment Revenue
Bad debt expense:
CTU	$6,544	7.1%	$2,264	2.7%
AIU	2,289	4.3%	1,262	2.4%
Total University Group	8,833	6.1%	3,526	2.6%
Corporate and Other	124	NM	140	NM
Sub Total	8,957	6.2%	3,666	2.7%
Culinary Arts	593	1.5%	247	0.6%
Transitional Group	57	0.4%	356	0.8%
Total bad debt expense	$9,607	4.8%	$4,269	1.9%

          The current quarter increase in bad debt expense as compared to the prior year quarter, was primarily driven by an increase in reserve rates due to historical performance as well as an increase in reserve rates related to students who are experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by ED.

Operating Income(Loss)

The operating income reported for the current quarter improved by $31.3 million as compared to the prior year quarter’s operating loss of $24.4 million. Decreases in revenue during the current quarter were more than offset by the decline in expenses. Initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions continue to drive improvements in operating margins within our University segments.

Provision for (Benefit from) Income Taxes

For the quarter ended March 31, 2016, we recorded a provision for income taxes of $4.1 million or 57.2% as compared to a benefit from income taxes of $0.2 million or 0.9% for the prior year quarter. The higher effective tax rate for the quarter ended March 31, 2016 was impacted by tax reserves recorded in the quarter which on a relative basis are a higher percentage of projected full-year earnings as well as it included a rate increase for separate state net operating loss valuation allowances. The effective rate for the quarter ended March 31, 2015 was primarily driven by maintaining a full valuation allowance against our deferred tax assets. For the quarter ended March 31, 2015, the effect of federal and state valuation losses reduced the effective tax rate benefit by 40.8%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING (LOSS) INCOME			OPERATING MARGIN (LOSS)
	2016	2015	% Change	2016	2015	% Change	2016	2015
REVENUE:
CTU	$91,966	$85,127	8.0%	$19,237	$14,616	31.6%	20.9%	17.2%
AIU	52,973	53,066	-0.2%	1,907	(2,887)	166.1%	3.6%	-5.4%
Total University Group	144,939	138,193	4.9%	21,144	11,729	80.3%	14.6%	8.5%
Corporate and Other	-	39	-100.0%	(5,812)	(5,860)	0.8%	NM	NM
Subtotal	144,939	138,232	4.9%	15,332	5,869	161.2%	10.6%	4.2%
Culinary Arts	38,623	44,712	-13.6%	3,106	243	NM	8.0%	0.5%
Transitional Group	15,324	44,070	-65.2%	(11,459)	(30,470)	62.4%	-74.8%	-69.1%
Total	$198,886	$227,014	-12.4%	$6,979	$(24,358)	128.7%	3.5%	-10.7%

	NEW STUDENT ENROLLMENTS			TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended March 31,			As of March 31,
	2016	2015	% Change	2016	2015	% Change
CTU	4,770	5,040	-5.4%	21,300	20,300	4.9%
AIU	4,860	5,090	-4.5%	12,600	13,500	-6.7%
Total University Group	9,630	10,130	-4.9%	33,900	33,800	0.3%
Culinary Arts (1)	930	2,040	-54.4%	6,900	8,800	-21.6%
Transitional Group (1)	60	1,830	-96.7%	2,500	9,500	-73.7%
Total	10,620	14,000	-24.1%	43,300	52,100	-16.9%

(1)

Teach-out campuses within the Transitional Group and Culinary Arts segments no longer enroll new students upon teach out effective date. For Culinary Arts, teach-outs announced in December 2015 were effective beginning after the January 2016 new enrollment. Students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter revenue increased by $6.7 million or 4.9% as compared to the prior year quarter. This increase in revenue was driven by an increase in total student enrollments for CTU which drove an increase of $6.8 million or 8.0% for this segment as compared to the prior year. AIU experienced a decline of 6.7% in total student enrollments as compared to the prior year quarter, yet revenue remained relatively flat due to an increase in revenue per student.

Current quarter operating income for the University Group increased $9.4 million to $21.1 million for the current year quarter. Operating income increased within both of our segments with AIU contributing $4.8 million of the increase and CTU contributing $4.6 million of the increase as compared to the prior year quarter. These increases were primarily driven by an overall decrease in operating expenses and an increase in revenue for CTU. Most expense categories were lower when compared to the prior year periods, including advertising and administrative expenses.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. The decline in revenue as compared to prior year quarter is primarily a result of the decision to teach-out the campuses. We expect revenue and operating expenses to continue to decline as compared to prior periods as campuses wind down their operations through 2017.

Transitional Group. This segment includes our non-LCB campuses that are currently being taught-out. The current quarter decline in revenue as compared to the prior year quarter resulted from a decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students once a teach-out is announced. We expect revenue and operating expenses to continue to decline compared to prior periods as campuses wind down their operations through 2018.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs decreased slightly as compared to the prior year quarter. The slight decrease in cost for the current quarter is primarily driven by reduced staff.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2016, cash, cash equivalents, restricted cash and available-for-sale short-term and long-term investments totaled $189.5 million. Restricted cash balances as of March 31, 2016 approximate $11.7 million and are comprised of restricted cash balances for certificates of deposits to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent losses from our Transitional Group and Culinary Arts campuses have driven a net cash usage in recent years. However, as we execute on our transformation strategy and execute the wind-down of our teach-out campuses, we expect continued improving cash trends in the business driven by continued reductions in cash usage related to our Transitional Group, Culinary Arts and discontinued operations, improved financial performance for our University Group, reduced expenses due to our right-sizing initiatives and reduced real estate obligations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We continue to focus on our transformation strategy which we believe will position CEC for a return to sustainable growth and optimize our capital structure. Our new credit facility allows us to borrow up to a maximum amount of $95 million and is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 8 “Contingencies” to our unaudited condensed consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2016 and 2015, net cash flows used in operating activities totaled $10.6 million and $20.2 million, respectively. The improvement in cash usage from operations as compared to the prior year is primarily driven by improved operating performance within the University Group and the wind-down of our teach-out campuses.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2016 and 2015, approximately 76% of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2016 and 2015, net cash used in investing activities totaled $8.8 million and $3.9 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $7.8 million and $0.5 million, respectively, during the quarters ended March 31, 2016 and 2015.

Capital Expenditures. Capital expenditures decreased to $0.9 million for the quarter ended March 31, 2016 as compared to $3.4 million for the quarter ended March 31, 2015. Capital expenditures represented less than 1.0% and 1.5% of total revenue of continuing and discontinued operations during the quarters ended March 31, 2016 and 2015, respectively.

Financing Cash Flows

During the quarters ended March 31, 2016 and 2015, net cash flows provided by financing activities totaled $0.2 million and net cash used totaled $0.8 million, respectively.

Credit Agreement. On December 11, 2015, we entered into an amendment to our Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement which, among other things, decreased the revolving credit facility to $95.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2016, we repaid the $38.0 million which was borrowed under the Credit Agreement during the fourth quarter of 2015. As of March 31, 2016, we have no outstanding borrowing under the Credit Agreement and we remain in compliance with the covenants of the Credit Agreement.

Restricted Cash. As of March 31, 2016, we had approximately $11.7 million of restricted cash related to certificates of deposit to secure outstanding letters of credit. As of December 31, 2015, our restricted cash balances approximated $49.8 million related to collateralization of borrowings under our Credit Agreement and certificates of deposit to secure outstanding letters of credit.

Contractual Obligations

As of March 31, 2016, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2016 (4)	2017	2018	2019	2020	2021 & Thereafter	Total
Gross operating lease obligations (1)
CTU	$1,538	$1,578	$1,627	$1,678	$1,738	$679	$8,838
AIU	6,235	6,070	6,209	5,725	2,407	-	26,646
Total University Group	7,773	7,648	7,836	7,403	4,145	679	35,484
Corporate and Other	4,799	4,485	4,575	4,666	4,759	8,982	32,266
Subtotal	12,572	12,133	12,411	12,069	8,904	9,661	67,750
Culinary Arts	22,166	19,095	17,085	13,181	8,871	4,937	85,335
Transitional Group	19,907	16,398	14,355	8,965	6,094	4,704	70,423
Discontinued Operations	14,972	12,691	6,734	1,438	620	-	36,455
Total gross operating lease obligations (2)	$69,617	$60,317	$50,585	$35,653	$24,489	$19,302	$259,963

Sublease income (3)
CTU	$5	$-	$-	$-	$-	$-	$5
AIU	117	-	-	-	-	-	117
Total University Group	122	-	-	-	-	-	122
Corporate and Other	168	232	237	241	104	-	982
Subtotal	290	232	237	241	104	-	1,104
Culinary Arts	2,463	2,547	2,354	1,612	322	55	9,353
Transitional Group	1,057	735	530	246	-	-	2,568
Discontinued Operations	5,564	5,507	1,481	675	691	-	13,918
Total sublease income	$9,374	$9,021	$4,602	$2,774	$1,117	$55	$26,943

Net operating lease obligations
CTU	$1,533	$1,578	$1,627	$1,678	$1,738	$679	$8,833
AIU	6,118	6,070	6,209	5,725	2,407	-	26,529
Total University Group	7,651	7,648	7,836	7,403	4,145	679	35,362
Corporate and Other	4,631	4,253	4,338	4,425	4,655	8,982	31,284
Subtotal	12,282	11,901	12,174	11,828	8,800	9,661	66,646
Culinary Arts	19,703	16,548	14,731	11,569	8,549	4,882	75,982
Transitional Group	18,850	15,663	13,825	8,719	6,094	4,704	67,855
Discontinued Operations	9,408	7,184	5,253	763	(71)	-	22,537
Total net contractual lease obligations (2)	$60,243	$51,296	$45,983	$32,879	$23,372	$19,247	$233,020

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Certain real estate properties are shared by campuses within multiple segments. The lease obligations for shared locations are reported under the segment which holds the legal title to the lease.
(3)	Amounts provided are for executed sublease arrangements.
(4)	Amounts provided are for the full year 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of March 31, 2016, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of March 31, 2016 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate and Foreign Currency Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of March 31, 2016, we had no outstanding borrowings under this facility.

During 2016 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro or British pound versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of March 31, 2016 and December 31, 2015. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 8 “Contingencies” to our unaudited condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2015				$183,296,772
January 1, 2016—January 31, 2016	-	$-	-	183,296,772
February 1, 2016—February 29, 2016	-	-	-	183,296,772
March 1, 2016—March 31, 2016	97,266	4.29	-	183,296,772
Total	97,266		-

(1)

Includes 97,266 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

(2)

As of March 31, 2016, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 4, 2016	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016	By:	/s/ ANDREW J. CEDEROTH
Andrew J. Cederoth Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+*10.1	2016 Annual Incentive Award Program for Key Executives pursuant to the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”)

+*10.2	2016 Annual Incentive Award Program pursuant to the 2008 Plan

*10.3	Form of Cash-Settled Restricted Stock Unit Agreement under the 2008 Plan (Performance-Based)	Exhibit 10.1 to our Form 8-K filed March 7, 2016

*10.4	Form of 2016 Performance Unit Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed March 7, 2016

*10.5	Form of 2016 Restricted Stock Unit Ownership Equity Award Agreement under the 2008 Plan (Performance-Based)	Exhibit 10.1 to our Form 8-K filed March 18, 2016

*10.6	Letter Agreement between Career Education Corporation and Andrew J. Cederoth dated March 24, 2016	Exhibit 10.1 to our Form 8-K filed March 29, 2016

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on May 4, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.