Form 10-Q
period 2016-06-30
CAREER EDUCATION CORP
filed 2016-08-03
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 29, 2016: 68,458,130

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$49,663	$66,919
Restricted cash	1,375	49,821
Restricted short-term investments	9,610	-
Short-term investments	140,812	114,901
Total cash and cash equivalents, restricted cash and short-term investments	201,460	231,641
Student receivables, net of allowance for doubtful accounts of $19,233 and $18,013 as of June 30, 2016 and December 31, 2015, respectively	27,502	31,618
Receivables, other, net	781	5,194
Prepaid expenses	16,160	14,380
Inventories	2,107	3,353
Other current assets	1,537	2,523
Assets of discontinued operations	159	254
Total current assets	249,706	288,963

NON-CURRENT ASSETS:
Property and equipment, net	48,574	58,249
Goodwill	87,356	87,356
Intangible assets, net	8,900	9,300
Student receivables, net of allowance for doubtful accounts of $1,775 and $2,216 as of June 30, 2016 and December 31, 2015, respectively	3,333	3,958
Deferred income tax assets, net	130,188	137,716
Other assets	16,043	16,562
Assets of discontinued operations	8,694	8,811
TOTAL ASSETS	$552,794	$610,915
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$-	$38,000
Accounts payable	13,831	25,906
Accrued expenses:
Payroll and related benefits	32,120	38,789
Advertising and marketing costs	10,325	11,788
Income taxes	1,600	1,061
Other	24,701	24,082
Deferred tuition revenue	37,398	40,112
Liabilities of discontinued operations	9,376	13,067
Total current liabilities	129,351	192,805

NON-CURRENT LIABILITIES:
Deferred rent obligations	39,152	45,927
Other liabilities	23,192	25,197
Liabilities of discontinued operations	6,940	9,376
Total non-current liabilities	69,284	80,500

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 83,431,251 and 82,996,585 shares issued, 68,418,122 and 68,098,654 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	834	830
Additional paid-in capital	612,449	610,784
Accumulated other comprehensive loss	(330)	(880)
Accumulated deficit	(42,668)	(57,518)
Cost of 15,013,129 and 14,897,931 shares in treasury as of June 30, 2016 and December 31, 2015, respectively	(216,126)	(215,606)
Total stockholders' equity	354,159	337,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$552,794	$610,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE   INCOME (LOSS)

(In thousands, except per share amounts)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2016	2015	2016	2015
REVENUE:
Tuition and registration fees	$181,432	$215,747	$379,217	$441,438
Other	1,194	1,081	2,295	2,404
Total revenue	182,626	216,828	381,512	443,842

OPERATING EXPENSES:
Educational services and facilities	58,062	73,064	119,600	147,958
General and administrative	102,072	145,171	225,635	308,844
Depreciation and amortization	5,202	7,113	11,771	13,899
Asset impairment	-	11,372	237	17,391
Total operating expenses	165,336	236,720	357,243	488,092
Operating income (loss)	17,290	(19,892)	24,269	(44,250)

OTHER INCOME (EXPENSE):
Interest income	301	224	566	384
Interest expense	(116)	(170)	(352)	(332)
Loss on sale of business	-	(917)	-	(917)
Miscellaneous (expense) income	(231)	5	(14)	(375)
Total other (expense) income	(46)	(858)	200	(1,240)

PRETAX INCOME (LOSS)	17,244	(20,750)	24,469	(45,490)
Provision for (benefit from) income taxes	4,620	(747)	8,755	(958)
INCOME (LOSS) FROM CONTINUING OPERATIONS	12,624	(20,003)	15,714	(44,532)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(785)	(720)	(864)	(1,072)

NET INCOME (LOSS)	11,839	(20,723)	14,850	(45,604)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(97)	-	96	-
Unrealized gains (losses) on investments	131	(43)	454	152
Total other comprehensive income (loss)	34	(43)	550	152
COMPREHENSIVE INCOME (LOSS)	$11,873	$(20,766)	$15,400	$(45,452)

NET INCOME (LOSS) PER SHARE - BASIC and DILUTED:
Income (loss) from continuing operations	$0.18	$(0.29)	$0.23	$(0.66)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)
Net income (loss) per share	$0.17	$(0.31)	$0.22	$(0.67)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,368	67,893	68,261	67,714
Diluted	69,015	67,893	68,627	67,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,850	$(45,604)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Asset impairment	237	17,391
Depreciation and amortization expense	11,771	13,899
Bad debt expense	14,769	9,138
Compensation expense related to share-based awards	1,391	1,470
Loss on sale of businesses, net	-	917
(Gain) loss on disposition of property and equipment	(238)	3
Changes in operating assets and liabilities	(36,733)	(23,809)
Net cash provided by (used in) operating activities	6,047	(26,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(93,689)	(33,707)
Sales of available-for-sale investments	58,330	36,051
Purchases of property and equipment	(1,970)	(4,994)
Proceeds on the sale of assets	3,400	-
Payments of cash upon sale of businesses	(62)	(2,018)
Net cash used in investing activities	(33,991)	(4,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	278	939
Payment on borrowings	(38,000)	(10,000)
Change in restricted cash	48,446	9,500
Net cash provided by financing activities	10,724	439

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(36)	258

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,256)	(30,566)
CASH AND CASH EQUIVALENTS, beginning of the period	66,919	93,832
CASH AND CASH EQUIVALENTS, end of the period	$49,663	$63,266

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

During the second quarter of 2016, the Company completed the teach-out of three Transitional Group campuses: Collins College, International Academy of Design & Technology Sacramento and Sanford-Brown Institute New York, which continue to be reported within the Transitional Group as of June 30, 2016 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. For all public business entities, ASU 2016-13 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted for all organizations for annual periods and interim periods beginning after December 15, 2018. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right to use asset at the commencement date. For all public business entities, ASU 2016-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. Subsequently, FASB issued four additional Updates to the guidance as follows: In August 2015, the FASB issued ASU 2015-14 approving a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under US GAAP. In March 2016, the FASB issued ASU 2016-08, providing clarity to improve operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, to add further guidance on identifying performance obligations and the licensing implementation while retaining the related core principles for those areas. In May 2016, the FASB issued ASU 2016-12, amendments to provide clarity on the objective of the collectability criterion, permit an entity to exclude amounts collected from customers for all sales taxes from the transaction price, specify a measurement date for non-cash consideration, provide a practical expedient permitting an entity to reflect the aggregate effect of all modifications, clarify a completed contract during transition and clarify disclosure requirements for retrospectively applied guidance in Topic 606. The standard will be effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Nonpublic entities would be required to adopt the new standard for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Additionally, the FASB approved the option to early adopt prior to the original effective date (fiscal years beginning after December 15, 2016). We are currently evaluating the impact that the adoption of ASU 2014-09 will have on the presentation of our financial condition, results of operations and disclosures.

4. DISCONTINUED OPERATIONS

As of June 30, 2016, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Commencing January 1, 2015, in accordance with new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$(29)	$-	$3
Total operating expenses	$1,255	$698	$1,381	$1,089
Loss before income tax	$(1,255)	$(720)	$(1,381)	$(1,072)
Benefit from income tax	(470)	-	(517)	-
Loss from discontinued operations, net of tax	$(785)	$(720)	$(864)	$(1,072)
Net loss per share - Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 include the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Assets:
Current assets:
Receivables, net	$159	$254
Total current assets	159	254
Non-current assets:
Other assets, net	603	720
Deferred income tax assets, net	8,091	8,091
Total assets of discontinued operations	$8,853	$9,065
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$2	$528
Remaining lease obligations	9,374	12,539
Total current liabilities	9,376	13,067
Non-current liabilities:
Remaining lease obligations	6,775	9,212
Other	165	164
Total liabilities of discontinued operations	$16,316	$22,443

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters and years to date ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other	Balance, End of Period
For the quarter ended June 30, 2016	$17,669	$743	$(2,263)	$-	$16,149
For the quarter ended June 30, 2015	$31,605	$157	$(3,769)	$-	$27,993
For the year to date ended June 30, 2016	$21,751	$401	$(6,003)	$-	$16,149
For the year to date ended June 30, 2015	$37,616	$(413)	$(9,210)	$-	$27,993

(1)

Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$105,475	$69	$(33)	$105,511
Treasury and federal agencies	35,260	47	(6)	35,301
Total short-term investments	140,735	116	(39)	140,812
Restricted short-term investments (available for sale):
Non-governmental debt securities	9,610	-	-	9,610
Long-term investments (available for sale):
Municipal bond	7,850	-	(476)	7,374
Total investments (available for sale)	$158,195	$116	$(515)	$157,796

	December 31, 2015
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,500	$-	$(11)	$1,489
Non-governmental debt securities	76,999	-	(242)	76,757
Treasury and federal agencies	36,779	3	(127)	36,655
Total short-term investments	115,278	3	(380)	114,901
Long-term investments (available for sale):
Municipal bond	7,850	-	(476)	7,374
Total investments (available for sale)	$123,128	$3	$(856)	$122,275

In the table above, unrealized holding gains (losses) as of June 30, 2016 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year. The table also includes an unrealized holding loss, greater than one year, which relates to our long-term investment in a municipal bond, which is an auction rate security (“ARS”).

Our unrestricted non-governmental debt securities primarily consist of corporate bonds and commercial paper. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities. We do not intend to sell our investments in these securities and it is not likely that we will be required to sell these investments before recovery of the amortized cost basis.

Our restricted short-term investments are comprised entirely of certificates of deposit, which secure our letters of credit. Prior to the second quarter of 2016, these funds were held as cash by the letter of credit issuer and reported by the Company as restricted cash on our condensed consolidated balance sheets.

Our ARS is comprised of debt obligations issued by states, cities, counties and other governmental entities, which earn federally tax-exempt interest. Our ARS has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of June 30, 2016, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of June 30, 2016 amount to $ 0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

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

As of June 30, 2016, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, treasury and federal agencies and municipal bonds that are publicly traded and our investment in an ARS. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our investment in an ARS is categorized as Level 3 and fair value is estimated utilizing a discounted cash flow analysis as of June 30, 2016 which considers, among other items, the collateralization underlying the security investment, the credit worthiness of the counterparty, the time of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction event for our ARS investment has failed for multiple years. The security was also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$-	$7,374	$7,374
Non-governmental debt securities	35,368	79,753	-	115,121
Treasury and federal agencies	-	35,301	-	35,301
Totals	$35,368	$115,054	$7,374	$157,796

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,489	$7,374	$8,863
Non-governmental debt securities	-	76,757	-	76,757
Treasury and federal agencies	-	36,655	-	36,655
Totals	$-	$114,901	$7,374	$122,275

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended June 30, 2016 (dollars in thousands):

Balance at December 31, 2015	$7,374
Unrealized gain (loss)	-
Balance at June 30, 2016	$7,374

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of June 30, 2016, our investment in an equity affiliate equated to a 30.7%, or $3.5 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning.

During the quarters ended June 30, 2016 and 2015, we recorded approximately $0.7 million and less than $0.1 million of loss, respectively, and during the years to date ended June 30, 2016 and June 30, 2015, we recorded approximately $0.8 million and $0.2 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income (expense) on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

We make periodic operating maintenance payments for our use of intellipathTM. The total fees paid to CCKF for the quarters and years to date ended June 30, 2016 and 2015 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2016	$345
For the quarter ended June 30, 2015	$343
For the year to date ended June 30, 2016	$687
For the year to date ended June 30, 2015	$699

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of June 30, 2016, there were no outstanding borrowings under the revolving credit facility.

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

Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for doubtful accounts. These factors include, but are not limited to: internal repayment history, repayment practices of previous extended payment programs, changes in the current economic, legislative or regulatory environments and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

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

As of June 30, 2016 and December 31, 2015, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $3.3 million and $4.0 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended June 30, 2016	$22,768	$5,268	$(7,028)	$21,008
For the quarter ended June 30, 2015	$18,249	$4,956	$(4,702)	$18,503
For the year to date ended June 30, 2016	$20,229	$14,875	$(14,096)	$21,008
For the year to date ended June 30, 2015	$19,097	$9,225	$(9,819)	$18,503

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $1.6 million and $1.7 million for the quarters ended June 30, 2016 and 2015, respectively, and $3.6 million and $3.7 million for the years to date ended June 30, 2016 and 2015, respectively.

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

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters and years to date ended June 30, 2016 and 2015 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1) (2)	Payments	Non-cash Adjustments (3)	Balance, End of Period
For the quarter ended June 30, 2016	$14,353	$57	$(2,305)	$(815)	$11,290
For the quarter ended June 30, 2015	$2,596	$12,761	$(2,293)	$(201)	$12,863
For the year to date ended June 30, 2016	$18,985	$272	$(7,630)	$(337)	$11,290
For the year to date ended June 30, 2015	$2,712	$13,645	$(3,064)	$(430)	$12,863

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance payments will result in future cash expenditures through 2018.

(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the quarters and years to date ended June 30, 2016 and 2015 by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2016	2015	2016	2015
CTU	$-	$275	$18	$288
AIU	-	339	66	339
Total University Group	-	614	84	627
Corporate and Other	57	4,318	153	4,318
Subtotal	57	4,932	237	4,945
Culinary Arts	-	125	5	265
Transitional Group	-	7,704	30	8,435
Total	$57	$12,761	$272	$13,645

The current portion of the accrual for severance and related charges was $6.9 million as of June 30, 2016, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $4.4 million is recorded within other non-current liabilities on our condensed consolidated balance sheet. In addition, as of June 30, 2016, we have accrued approximately $1.5 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained.

In addition to the severance charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of June 30, 2016, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $50 million - $60 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $26.5 million of charges related to remaining obligations that were recorded during 2015 through the second quarter of 2016.

Remaining Lease Obligations of Continuing Operations

         We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our condensed consolidated balance sheets. Changes in our future minimum lease obligations for exited space related to our continuing operations for the quarters and years to date ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other	Balance, End of Period
For the quarter ended June 30, 2016	$11,618	$5,984	$(2,723)	$2,261	$17,140
For the quarter ended June 30, 2015	$3,609	$2,171	$(1,619)	$1,319	$5,480
For the year to date ended June 30, 2016	$12,892	$9,082	$(8,000)	$3,166	$17,140
For the year to date ended June 30, 2015	$7,094	$6,420	$(9,713)	$1,679	$5,480

_____________

(1)Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.2 million and $2.7 million at June 30, 2016 and December 31, 2015, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

On May 23, 2012, WCI filed a motion to compel arbitration of claims by 1,062 individual class members who signed enrollment agreements containing express class action waivers. The Court issued an Order denying the motion on July 27, 2012. On August 6, 2012, WCI filed an appeal from the Court’s Order and on August 30, 2012, the Court of Appeals issued an Order granting WCI’s motion to compel the trial court to cease exercising jurisdiction in the case. The oral argument on the appeal was heard on May 9, 2014 and on January 21, 2016, the appellate court reversed the trial court and held that the claims by the 1,062 individual class members referenced above should be compelled to arbitration. The case has been remanded back to the trial court for further proceedings.

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

On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remained pending against defendants was based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process. On December 16, 2013, we filed a motion for summary judgment on a variety of substantive grounds. On September 29, 2014, the Court granted our motion for summary judgment and entered judgment in our favor. On October 2, 2014, relators filed a notice of appeal. The appeal was stayed pending the United States Supreme Court’s decision in Kellogg Brown & Root Servs., Inc. v. U.S. ex rel. Carter, No. 12-1497. The Supreme Court issued its decision and the case was remanded to the district court. After considering additional arguments regarding whether it has jurisdiction over relators’ remaining claims, on June 8, 2016, the district court issued an order finding that it does not have jurisdiction over the relators’ proof of graduation claim. The Court additionally found that it does not have jurisdiction over the incentive compensation claim as to three of the four relators, but that it does have jurisdiction over that claim with respect to the fourth relator. The Court ordered, and the parties submitted further briefing as to whether and to what extent the Court’s June 8, 2016 order affected its September 29, 2014 order granting summary judgment to defendants on the accreditation claim.

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

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he would receive a portion of the federal government’s recovery. An amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The Court ruled on that motion, dismissing CEC from the case and dismissing several of the relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of the relator’s alleged claims. On March 17, 2014, the Court granted this motion in part, limiting the timeframe and geographical scope of the relator’s claims. On June 13, 2014, the Court granted the remaining Company defendants’ motion for summary judgment and entered judgment in their favor. On July 9, 2014, relator filed a notice of appeal. On June 8, 2015, the appellate court affirmed the district court. On July 2, 2015, relator filed a petition for rehearing, which was denied on August 4, 2015. On December 2, 2015, relator filed his petition for certiorari to the United States Supreme Court. Defendants filed their opposition to the petition on February 3, 2016. On June 27, 2016, the Supreme Court entered an order granting the petition, vacating the appellate court’s judgment and remanding the case back to the appellate court for further consideration.

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

United States of America, ex rel. Ann Marie Rega v. Career Education Corporation, et al. On May 16, 2014, Relator Ann Marie Rega, a former employee of Sanford-Brown Iselin, filed an action in the U.S. District Court for the District of New Jersey against the Company and almost all of the Company’s individual schools on behalf of herself and the federal government. She alleges claims under the False Claims Act, including that the defendants allegedly provided false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. Relator failed to comply with the statutory requirement that all False Claims Act cases be filed under seal. On June 16, 2014, defendants filed a motion to dismiss the complaint with prejudice as to relator for failure to file her complaint under seal in accordance with the requirements of the False Claims Act.

The Company has been contacted by the Civil Division of the U.S. Department of Justice (“DOJ”) with a request for certain documents and information relating to relator’s claims. The Company is cooperating with the DOJ.

Because it is in the early stages and because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated, if we were to be found liable. Moreover, the case presents novel legal issues. Accordingly, we have not recognized any liability associated with this action.

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

The case was remanded to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. The parties completed fact discovery as to the issue of liability. On March 24, 2015, we filed a motion for summary judgment which the Court granted on December 18, 2015. Plaintiff filed his notice of appeal on January 16, 2016.

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

SEC Inquiry

          As previously disclosed, on June 21, 2016, the Company received a request for documents and information from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) regarding the Company’s fourth quarter 2014 classification of the Company’s Le Cordon Bleu Culinary Arts campuses as held for sale within discontinued operations, subsequent sales process and CEC’s related public disclosures. The Company is cooperating with the SEC’s inquiry. Because the inquiry is in the early stages, we cannot predict its outcome or estimate the nature or amount of possible remedies, if any, the SEC might ultimately seek in connection with this inquiry.

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

OIG Audit

Our schools and universities are subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”), to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG's proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU's response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU's response to the draft report, was forwarded to ED's Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews covering the Audit Period to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011, which CTU has completed and submitted to ED. On April 29, 2016, ED also requested an additional file review related to whether CTU appropriately performed calculations regarding any required return of Title IV Program funds for students that failed to earn passing grades within a term. This additional file review covers the period from July 5, 2009 to June 30, 2011 and is a review of whether students should be deemed to have unofficially withdrawn from the institution based on each student’s last known academically-related activity. CTU is seeking reconsideration of the request for this additional file review. As of June 30, 2016, the Company has a $1.0 million reserve recorded related to this matter. This reserve does not include any amount relating to the additional file review requested by ED on April 29, 2016 because it is uncertain.

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

The following is a summary of our provision for (benefit from) income taxes and effective tax rate from continuing operations:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2016	2015	2016	2015
Pretax income (loss)	$17,244	$(20,750)	$24,469	$(45,490)
Provision for (benefit from) income taxes	$4,620	$(747)	$8,755	$(958)
Effective rate	26.8%	-3.6%	35.8%	-2.1%

As of December 31, 2015, we determined that it was more likely than not that we will realize most of our deferred tax assets and, as a result, reversed a significant portion of our valuation allowance during the fourth quarter of 2015. As of December 31, 2015, a valuation allowance of $47.5 million was maintained with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets we have determined that it is necessary to continue to record the valuation allowance against these credits and separate state net operating losses as of June 30, 2016.

The effective tax rate for the quarter and year to date ended June 30, 2016 includes a $2.1 million favorable tax adjustment related to the recent closure of a federal tax audit for the tax years 2013 and 2014. The effect of this discrete item was to decrease the quarter and year to date effective rate by 12.2% and 8.6%, respectively. The effective rate for the quarter and year to date ended June 30, 2015, was primarily driven by maintaining a full valuation allowance against our deferred tax assets. For the quarter and year to date ended June 30, 2015, the effect of federal and state valuation losses reduced the effective tax rate benefit by 28.0% and 37.1%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.3 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2016 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2016, we had accrued $1.8 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service recently completed its examination of our U.S. income tax returns for the 2013 and 2014 tax years.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders on May 24, 2016. The 2016 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of June 30, 2016, there were approximately 4.1 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.2 million shares issuable upon exercise of outstanding options and (ii) less than 0.1 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of June 30, 2016. Additionally, as of June 30, 2016, there were approximately 3.0 million shares issuable upon exercise of outstanding options and 1.8 million shares underlying restricted and deferred stock units outstanding, which will be settled in shares of our common stock if the vesting conditions are met under the previous Career Education Corporation 2008 Incentive Compensation Plan. This plan was replaced by the 2016 Plan and effective May 24, 2016, all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of June 30, 2016, we estimate that compensation expense of approximately $6.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the year to date ended June 30, 2016 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	2,658	$14.27
Granted	906	4.79
Exercised	(26)	2.65
Forfeited	(41)	4.30
Cancelled	(263)	25.36
Outstanding as of June 30, 2016	3,234	$10.93
Exercisable as of June 30, 2016	1,810	$15.78

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the year to date ended June 30, 2016 (units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015	758	$5.55
Granted	1,556	4.58
Vested (1)	(363)	6.07
Forfeited	(124)	5.25
Outstanding as of June 30, 2016	1,827	$4.64

_____________

(1) The total vested awards include 9.2 thousand of vested stock settled in cash. As a result of the termination provision for certain awards, certain termination scenarios allow for cash-settlement.

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

The following table summarizes information with respect to all deferred stock units during the year to date ended June 30, 2016 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015 (1)	91	$4.43
Granted	-	-
Vested	(15)	4.39
Forfeited	-	-
Outstanding as of June 30, 2016 (1)	76	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally become fully vested 25% per year over a four-year service period beginning on the date of grant. Certain awards granted to our Chief Executive Officer in 2015 outside of the 2008 Plan vest 50% per year over a two-year service period. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2016 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended June 30, 2016 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2015	1,575
Granted	461
Vested	(331)
Forfeited	(181)
Outstanding as of June 30, 2016	1,524

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $2.0 million of expense for the year to date 2016 for all cash-settled restricted stock units, of which $1.1 million was recorded during the quarter ended June 30, 2016.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended June 30, 2016 and 2015 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2016	2015 (1)	2016	2015 (1)
Stock options	$348	$124	$589	$394
Restricted stock or units settled in stock	494	239	791	1,527
Restricted stock units settled in cash	1,088	256	2,021	544
Total stock-based compensation expense	$1,930	$619	$3,401	$2,465

(1)

Stock-based compensation expense for the year to date 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2014, 2015 and 2016 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2016, 2017 and 2018, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) in the current period. We recorded $0.9 million of expense and $0.3 million of credit related to these awards for the years to date ended June 30, 2016 and June 30, 2015, respectively, with $0.6 million and $0.1 million of expense for the quarters ended June 30, 2016 and June 30, 2015, respectively.

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

The weighted average number of common shares used to compute basic and diluted net income (loss) per share for the quarters and years to date ended June 30, 2016 and 2015 were as follows:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Basic common shares outstanding	68,368	67,893	68,261	67,714
Common stock equivalents	647	-	366	-
Diluted common shares outstanding	69,015	67,893	68,627	67,714

___________________

(1)    Due to the fact that we reported a loss from continuing operations for the quarter and year to date ended June 30, 2015, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarter and year to date ended June 30, 2015.

For the quarter and year to date ended June 30, 2016, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 2.8 million and 2.6 million shares for the quarter and year to date ended June 30, 2016, respectively.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of June 30, 2016, our four segments are:

University Group:

♦

     Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for employment and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences. Students pursue their degrees through fully-online programs through CTU Online, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2016, students enrolled at CTU represented approximately 56% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

♦

     American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies. Students pursue their degrees through fully-online programs through AIU Online, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2016, students enrolled at AIU represented approximately 27% of our total enrollments. Approximately 99% of AIU’s enrollments are fully online.

Career Schools Group:

          Campuses included in our Career Schools segments include those which are currently being taught out or those which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, campuses which have closed or have been sold subsequent to January 1, 2015 no longer meet the criteria for discontinued operations and remain reported within continuing operations on our unaudited condensed consolidated financial statements. Campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study; they no longer enroll new students.

♦

     Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. LCB also provides online programs in culinary arts and hotel and restaurant management. These campuses are all expected to complete their teach-out activities during 2017. As of June 30, 2016, students enrolled at LCB represented approximately 13% of our total enrollments.

♦

     Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs primarily in the career-oriented discipline of health education complemented by certain programs in business studies and information technology, as well as fashion design, film and video production, graphic design, interior design and visual communications. The campuses within the Transitional Group that have not yet ceased operations as of June 30, 2016 will complete their teach-outs on varying dates through 2018. As of June 30, 2016, students enrolled at the Transitional Group campuses represented approximately 4% of our total enrollments. During the second quarter of 2016, the Company completed the teach-out of three Transitional Group campuses: Collins College, International Academy of Design & Technology Sacramento and Sanford-Brown Institute New York, which continue to be reported as part of the Transitional Group as of June 30, 2016.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
CTU (1)	$91,736	50.2%	$86,174	39.7%	$29,970	$24,263
AIU (2)	50,608	27.7%	52,024	24.0%	6,838	5,174
Total University Group	142,344	77.9%	138,198	63.7%	36,808	29,437
Corporate and Other	-	0.0%	39	0.0%	(5,761)	(7,036)
Subtotal	142,344	77.9%	138,237	63.8%	31,047	22,401
Culinary Arts	29,998	16.4%	42,048	19.4%	361	(10,560)
Transitional Group	10,284	5.6%	36,543	16.9%	(14,118)	(31,733)
Total	$182,626	100.0%	$216,828	100.0%	$17,290	$(19,892)

	For the Year to Date Ended June 30,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
CTU (1)	$183,702	48.2%	$171,301	38.6%	$49,207	$38,879
AIU (2)	103,581	27.2%	105,090	23.7%	8,745	2,287
Total University Group	287,283	75.3%	276,391	62.3%	57,952	41,166
Corporate and Other	-	NM	78	0.0%	(11,573)	(12,896)
Subtotal	287,283	75.3%	276,469	62.3%	46,379	28,270
Culinary Arts	68,621	18.0%	86,760	19.5%	3,467	(10,317)
Transitional Group	25,608	6.7%	80,613	18.2%	(25,577)	(62,203)
Total	$381,512	100.0%	$443,842	100.0%	$24,269	$(44,250)

	Total Assets as of (3)
	June 30, 2016	December 31, 2015
CTU	$75,469	$76,577
AIU	53,404	53,087
Total University Group	128,873	129,664
Corporate and Other	327,345	372,405
Subtotal	456,218	502,069
Culinary Arts	64,554	71,197
Transitional Group	23,169	28,584
Discontinued Operations	8,853	9,065
Total	$552,794	$610,915

(1)

Bad debt increased approximately 0.3% and 2.4% as a percentage of revenue for the quarter and year to date ended June 30, 2016 as compared to the respective prior periods, primarily driven by students who are experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by ED.

(2)

Bad debt increased approximately 1.4% and 1.7% as a percentage of revenue for the quarter and year to date ended June 30, 2016 as compared to the respective prior periods, primarily driven by students who are experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by ED.

(3)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “estimate,” “believe,” “expect,” “trend,” “will,” “focused on,” “continue to,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent filings with the Securities and Exchange Commission that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•	declines in enrollment;
•	increased competition;
•	negative trends in the real estate market which could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations;
•	our ability to achieve anticipated cost savings and business efficiencies;
•	rulemaking by the U.S. Department of Education (“ED”) or any state or accreditor and increased focus by Congress, the President and governmental agencies on for-profit education institutions;
•

our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the gainful employment, 90-10, financial responsibility and administrative capability standards prescribed by ED), as well as applicable accreditation standards and state regulatory requirements;

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

Regulatory Environment

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, there has been substantial and increasing focus by various members of the U.S. Congress and federal agencies, including ED, the Consumer Financial Protection Bureau and the Federal Trade Commission, on the role that for-profit educational institutions play in higher education. Congressional hearings and roundtable discussions have been held regarding various aspects of the education industry and reports have been issued that are highly critical of for-profit institutions and include a number of recommendations to be considered by Congress in connection with the upcoming reauthorization of the Higher Education Act. A group of influential U.S. senators has strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Career Education Corporation, in existing tuition assistance programs.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2016 Quarterly Reports on Form 10-Q.

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

2016 Second Quarter Overview

During the second quarter of 2016, we have continued to focus on and invest in our University platforms with the goal of further enhancing student retention and outcomes. Our second quarter results reflect the dedication that our team has towards creating value for our students, employees and stockholders. As a result of our recent performance trends, we have updated our outlook for the full year 2016 and 2017.

Revenue from continuing operations declined $34.2 million or 15.8% due to an overall 17.1% decrease in total student enrollments for the second quarter of 2016 as compared to the prior year quarter, primarily as a result of our decision to divest or teach out our Career Schools. Excluding our Transitional Group and Culinary Arts campuses which are in teach-out, revenue increased $4.1 million or 3.0% for the current year quarter as compared to the prior year quarter. For the current year quarter, we reported operating income of $17.3 million as compared to an operating loss of $19.9 million for the prior year quarter. This improvement was driven by increased revenues and operational efficiencies within our University Group, as well as decreased admissions and marketing expenses for our campuses in teach-out. Additionally, the prior year quarter included $12.8 million of severance and related costs primarily related to our May 2015 restructuring decisions. Lastly, we reported cash generated from operations for the current year to date of $6.0 million, an improvement of $32.6 million from the prior year to date’s cash usage of $26.6 million. We expect our future operating cash flow to remain subject to typical seasonal trends.

For our University Group, revenue increased $4.1 million or 3.0% as compared to the prior year quarter, primarily driven by an increase in total student enrollments for CTU. Total enrollments for the University Group increased slightly as of June 30, 2016 as compared to June 30, 2015 as CTU’s increase of 2.9% was partially offset with a decrease for AIU’s total enrollments of 2.8%. We believe we maintained relatively flat total student enrollments as of the quarter end despite a decline in new student enrollments as a result of our continued focus on student retention and outcomes and providing our students with positive experiences. We have continued to enhance our mobile platform with added functionality and have further leveraged and integrated technologies like intellipathTM into our course offerings, leveraged technology to optimize our student in-take processes to improve the onboarding experience for students, increased faculty interaction with students, refocused orientation processes for new students and made progressive updates to curriculum and course sequencing. We have committed incremental investments in various student-serving areas to further improve overall student experience.

New student enrollments for the University Group decreased 4.0% for the current year quarter as compared to the prior year quarter. AIU’s increase of 11.8% for new student enrollments was more than offset with CTU’s decline of 10.4%. We believe AIU’s new student enrollment increase for the quarter was due, in part, to changes within our operating and management structure at AIU. Additionally, the implementation of a new student advising model, which provides dedicated personal instruction and coaching to new students, should continue to help improve student engagement and translate into improvements in retention. New student enrollments for CTU decreased 10.4% for the current quarter as compared to the prior year quarter. We believe this decrease was due, in part, to execution in various front-end, student onboarding processes. We are currently analyzing the relevant processes to address any issues prospectively. Operating income for the University Group improved by $7.4 million to $36.8 million for the current year quarter driven by increased revenue and improved efficiency in operations.

Our efforts surrounding improving our enrollment operations to make the student onboarding process more effective and efficient are ongoing within both our universities. Improving the student experience both before and after a student is enrolled in one of our programs will help provide stronger engagement by incoming students. We believe stronger student engagement will further enhance student retention and student outcomes and ultimately increase the long-term academic value of our University platforms.

We believe the use of an adjusted EBITDA measure allows us to compare our current operating results for our operations with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. As the Transitional Group and Culinary Arts segments have been announced for teach-out, we view these operations as not reflective of the ongoing business. As a result, management views adjusted EBITDA from the University Group and Corporate separately from the remainder of the organization, to assess results and make decisions. Adjusted EBITDA for the current quarter and year to date as compared to the respective prior periods is presented below.

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted EBITDA ($ in thousands)	2016	2015	2016	2015
University Group and Corporate:
Income (loss) from continuing operations (1)	$12,624	$(20,003)	$15,714	$(44,532)
Provision for (benefit from) income taxes	4,620	(747)	8,755	(958)
Transitional Group pre-tax loss	14,014	32,624	25,330	63,094
Culinary Arts pre-tax (income) loss	(362)	10,532	(3,469)	10,282
Interest income, net (2)	(184)	(52)	(212)	(50)
Depreciation and amortization (2)	2,777	3,956	5,880	8,317
Stock-based compensation (2)	847	530	1,391	1,470
Asset impairments (2)	-	-	237	-
Unused space charges (2) (3)	(54)	(348)	855	208
Adjusted EBITDA--University Group and Corporate	$34,282	$26,492	$54,481	$37,831

Memo: Advertising Expenses (2)	$32,585	$34,258	$76,551	$84,845

Transitional Group, Culinary Arts and Discontinued Operations:
Income (loss) from continuing operations (1)	$(785)	$(720)	$(864)	$(1,072)
Benefit from income taxes from discontinued operations	(470)	-	(517)	-
Transitional Group pre-tax loss	(14,014)	(32,624)	(25,330)	(63,094)
Culinary Arts pre-tax income (loss)	362	(10,532)	3,469	(10,282)
Interest income, net (4)	(1)	-	(2)	-
Loss on sale of business (4)	-	917	-	917
Depreciation and amortization (4)	2,425	3,231	5,891	5,582
Legal settlements (4) (5)	-	(166)	-	1,319
Asset impairments (4)	-	11,372	-	17,391
Unused space charges (3) (4)	3,802	(2,305)	1,694	(4,729)
Adjusted EBITDA--Transitional, Culinary Arts and Discontinued Operations	$(8,681)	$(30,827)	$(15,659)	$(53,968)
Consolidated Adjusted EBITDA	$25,601	$(4,335)	$38,822	$(16,137)

_____________________

(1)

Income (loss) from continuing operations and loss from discontinued operations make up the components of net income (loss). A reconciliation of these components for the quarters and years to to date ended June 30, 2016 and June 30, 2015 is presented below:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$12,624	$(20,003)	$15,714	$(44,532)
Loss from discontinued operations	(785)	(720)	(864)	(1,072)
Net income (loss)	$11,839	$(20,723)	$14,850	$(45,604)
(2)	Amounts relate to ongoing operations, excluding the Transitional Group, Culinary Arts and discontinued operations.
(3)

Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income as well as the subsequent accretion of these charges. These charges relate to exiting leased space as the Company continues to right-size the organization and therefore are not considered representative of ongoing operations.

(4)	Amounts relate to the Transitional Group, Culinary Arts and discontinued operations.
(5)	Legal settlement amounts are net of insurance recoveries.

Net income was $11.8 million for the current year quarter as compared to a net loss of $20.7 million in the prior year quarter. Consolidated adjusted EBITDA was $25.6 million for the current year quarter as compared to a negative consolidated adjusted EBITDA of $4.3 million in the prior year quarter, reflecting an improvement of $29.9 million. Adjusted EBITDA for the University Group and Corporate improved $7.8 million or 29.4% for the current year quarter as compared to the prior year quarter driven by increased revenue and improved efficiency in operations.

Within our teach-out segments, we are experiencing better than estimated total student enrollment as the campuses wind-down operations. Operating income for Culinary Arts improved by $10.9 million for the current quarter as compared to the prior year quarter and operating loss for the Transitional Group improved by $17.6 million for the same period. Adjusted EBITDA for the Transitional Group, Culinary Arts and discontinued operations improved to negative $8.7 million for the current year quarter as compared to negative $30.8 million in the prior year quarter as a result of the inherent economics of the wind-down of our Transitional Group and Culinary Arts campuses. As the teach-outs progress, we expect to see increased operating losses through the end of the teach-outs as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate. We have 22 campuses remaining within the Transitional Group and 17 campuses within the Culinary Arts segment at the end of the second quarter of 2016, which will complete their teach-out at varying dates through 2018 with the majority being complete by the end of 2017.

For the second half of 2016, our goals and priorities remain the same as previously disclosed. We are focused on continuing to improve the market position of our Universities by strengthening the breadth of program offerings, and leveraging faculty and technology, with the goal of continuing to enhance student retention and outcomes as well as continuing to responsibly manage the teach-outs of our Career School campuses to provide each student with the attention and resources needed to complete their chosen field of study.

          We expect year-over-year quarterly performance to start to become more normalized in the second half of the year as we begin to anniversary some of our strategic initiatives that were implemented in the prior year. As our teach-out strategy progresses, revenue will continue to decline while we maintain our commitments to students which will drive operating losses in future quarters as we maintain sufficient staffing and facilities to support our students. We continue to invest in our University Group to help them achieve their full potential and produce improved student outcomes and believe they are well-positioned as we progress through the year. As a result of the improvement in our retention trends, the continued efficiency and stability within the University Group and better than estimated total student enrollment at our teach-out campuses, we are increasing the outlook that we provided last quarter.

          Previously we disclosed expectations for 2016 adjusted EBITDA for consolidated operations to be a flat to modest increase as compared to 2015; we now expect 2016 adjusted EBITDA to improve for consolidated operations as compared to 2015 and to be positive. In line with this improvement we are raising our expectations surrounding our ending cash, cash equivalents, restricted cash and available-for-sale short-term and long-term investments, net of borrowings, to now be approximately $160 million to $170 million as of December 2016 as compared to the previous guidance of $150 million to $160 million. Additionally, we now expect 2017 adjusted EBITDA for consolidated operations to be flat as compared to 2016 and ending cash, cash equivalents, restricted cash and available-for-sale short-term and long-term investments, net of borrowings, to be $140 million to $155 million.

          Forward looking adjusted EBITDA expectations are estimated on a basis consistent with adjusted EBITDA calculations presented in the reconciliation of GAAP to non-GAAP items above. Net income, which is the most directly comparable GAAP measure to consolidated adjusted EBITDA, may not follow the same trends as discussed in our outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as income taxes, depreciation, amortization, asset impairment charges, interest income, interest expense and stock compensation. The expectations provided in the paragraph above for 2016 and beyond are based on the following updated key assumptions and factors, among others: (i) flat-to-modest total enrollment growth within the University Group while achieving the intended University Group efficiencies, (ii) teach-outs to progress as expected and performance consistent with current trends, (iii) achievement of recovery rates for the Company’s real estate obligations and timing of any associated lease termination payments consistent with the Company’s historical experiences, (iv) right-sizing of the Company’s corporate expense structure to serve primarily online institutions, (v) no material changes in the legal or regulatory environment and excludes legal settlements, regulatory settlements and any impact of new or proposed regulations, and (vi) consistent working capital movements in line with historical operating trends and potential impacts of teach-out campuses on working capital in line with expectations. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

          Overall, our improved operating and financial stability continues to give us confidence to invest in our future. Our University Group continues to perform well despite industry challenges and we continue to make investments in the business and in improving the quality and depth of our curriculum. Our University Group remains well-positioned, with talented leadership, strong brands and excellent programs. We continue to responsibly manage our teach-outs as we support our students through the completion of their programs. With this improved stability and operating profile, we are investing more time, intellectual capital and dollars to help achieve our full potential and produce strong student retention and outcomes.

Regulatory Updates

          Debt Forgiveness Rulemaking Initiatives. Earlier this year, a committee established by ED failed to reach consensus on proposed regulations for determining the criteria ED will use to identify acts or omissions of an institution that constitute defenses to repayment of Direct Loans, the standards and procedures to determine liability of an institution for amounts based on borrower defenses and the effect that borrower defenses to loan repayment may have on ED’s assessment of institutional capability. In June 2016, ED issued proposed regulations regarding these topics, which are commonly referred to as “defense to repayment.”

          If adopted in the proposed form, the proposed regulations would provide repayment relief to students in respect of student loans first disbursed after July 1, 2017 where a school breaches contractual promises to a student; certain judgments are entered against a school related to the loan or the educational services after a contested proceeding; or the school makes substantial misrepresentations about the nature of its educational programs, financial charges or employability of graduates, or insubstantial misrepresentations where other factors are present, such as pressure to enroll quickly or taking advantage of students’ distress or lack of knowledge or sophistication. The proposed regulations also would allow ED to identify and grant relief to groups of students where there are common facts, including students who have not requested relief.

          As proposed, ED would be entitled to seek reimbursement from the school in most cases in respect of loans discharged under the new procedure, although certain questions may exist regarding its authority in this regard.

          In addition, the proposed regulations specify triggers regarding an institution’s financial responsibility and administrative capacity that would automatically require a school to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements. These triggers include: the commencement of a major lawsuit by a state or federal government entity, such as state Attorneys General, the Consumer Financial Protection Bureau or the Federal Trade Commission; the filing of a substantial number of borrower defense claims; default by the school on its debt obligations; failure of the school to satisfy the 90/10 Rule; and/or action by the school’s accreditor that could result in the school losing its accreditation. If a school experiences any of these triggers, the school would be required to warn prospective and current students that it has been required to provide enhanced financial protection to ED.

          The proposed regulations also would require disclosures by for-profit institutions if student loan repayment rates fall below specified levels. Student loan repayment rates for these purposes would be measured by ED as the percentage change in the original outstanding balance for a borrower upon entering repayment (including any accrued interest) and the current outstanding balance for the cohort of borrowers whose Title IV Program loans entered repayment during the fifth fiscal year preceding the most recently completed fiscal year. For each borrower in the cohort, ED would calculate the five-year change in those outstanding balances and then determine the median change for the cohort. Any for-profit institution with a rate that is negative, reflecting negative amortization for the cohort, or which is 0%, would be required to include warning language on its website and in all advertising and promotional materials, as well as provide the warning to prospective and enrolled students.

          The proposed regulations, if adopted, could result in significant potential risks for our business, since the precise standards for student loan discharge may be unclear or subject to interpretation in a manner that is adverse to us and not fully known or predictable in advance, and certain of the potential adverse consequences could arise from the mere commencement of enforcement actions by state or federal government entities, or the filing of student claims for debt relief, even if these actions and claims ultimately are found to lack merit. Furthermore, the potential significant discretion vested in ED to administer the regulations, including fact-finding, may result in unexpected outcomes that materially and adversely affect our business. If we are required to post letters of credit, we may not have the capacity to do so. In order to reduce the risk associated with these proposed regulations, if adopted, we may need to modify our practices or strategies and incur costs of compliance and of developing and implementing changes in operations, which in each case may be material. In addition, our flexibility in responding to state or federal and certain private lawsuits may be materially reduced because of the possible significant ancillary consequences of an adverse judgment or finding.

          The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2016/index.html.

HLC Rulemaking Initiatives. In April 2016, ED issued a “Dear Colleague Letter” to federally recognized accrediting agencies regarding the flexibility those agencies have in differentiating their reviews of institutions and programs. ED’s letter encourages accrediting agencies to use that flexibility to focus monitoring and resources on student achievement and problematic institutions or programs. ED also encourages regional accreditors, such as The Higher Learning Commission (“HLC”), to consider adding the use of quantitative measures, in addition to the qualitative measures of student achievement already utilized, in reviewing institutions’ processes for evaluating and validating student learning, and to consider licensing and placement rates in its accreditation of institutions that offer applied, professional and occupational programs.

We were notified on July 14, 2016 that the Board of HLC, at its June 30 – July 1, 2016 meeting, approved potential changes to its Special Monitoring Policy. The HLC Board has indicated it will take final action on these proposed changes at its late summer meeting after considering any comments it receives from an abbreviated comment period ending on August 1, 2016.

The proposed revisions to the Special Monitoring Policy, if adopted in their present form, would allow the President of HLC to publicly designate an institution as a school “in financial distress” or “under governmental investigation.” The financial distress designation could be triggered under various circumstances including several that may not constitute actual financial distress. The factors listed in the proposal include: diminished financial contribution from a state; escalation in institutional indebtedness; placement by ED on Heightened Cash Monitoring; formal declaration by the institution of financial exigency or emergency; or other similar financial situation. The governmental investigation designation could be triggered by any of the following: an investigation by one or more state attorneys general, the Federal Trade Commission, the U.S. Department of Justice or other federal agency; a notice of intended limitation, suspension or termination action by ED; or other significant investigations, litigation or enforcement action related to institutional or academic operations or activities. The proposal calls for additional monitoring and quarterly financial reporting by the institution and, most significantly, a restriction on HLC’s consideration of any requests for substantive change at the institution, unless the institution can demonstrate that the change is necessary to remedy its issues and that it has sufficient resources to support the change.

The breadth of conditions in the proposal that could result in the public designation of an institution as “in financial distress” or “under governmental investigation” would likely cause our HLC-accredited institutions, AIU and CTU, to be labeled with one or both of these designations. See Note 8 “Contingencies” to our unaudited condensed consolidated financial statements for information regarding the current Heightened Cash Monitoring status imposed on our institutions and certain current pending governmental inquiries. The status and timing of certain investigations and other actions that could result in one of these designations may be unknown and open-ended and, in some cases, we are not informed when they are closed or completed. Therefore, it would be difficult to predict if and when our institutions would be in a position to remove these designations by HLC should they be applied in the manner described in the proposal. The imposition of these public designations and the potential restrictions on our ability to implement substantive changes at our HLC-accredited institutions could have a material adverse impact on our business, results of operations, cash flows and financial condition.

State Authorization Proposed Regulations. On July 25, 2016, ED released proposed regulations regarding state authorization of distance education, correspondence and foreign programs. These proposed regulations would require an institution offering distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV Program financial aid to those students. An institution could obtain such authorization directly from the state or through a state authorization reciprocity agreement. In 2015, AIU and CTU were approved to participate in a consortia program called the State Authorization Reciprocity Agreement (“SARA”) by their home states (Illinois and Colorado, respectively), which we believe will meet ED’s new proposed definition of “state authorization reciprocity agreement." As of July 30, 2016, 39 states and the District of Columbia are SARA participants with additional states moving towards applying for membership (www.nc-sara.org). For those states that have not adopted laws to participate in SARA, AIU and CTU have sought confirmation of an exemption or separate state approval. Included in the proposed regulations are a number of general and individualized disclosures for prospective students including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, and prerequisites for licensure or certification for certain programs. Comments are due by August 24, 2016. The Company cannot predict the impact, if any, that these proposed regulations would have if adopted.

ACICS Recognition by ED. In order to participate in Title IV Programs, an institution must be accredited by an accrediting agency recognized by ED. All accrediting agencies that are recognized by ED are subject to periodic review by ED, at which time ED determines whether the agency continues to meet ED’s recognition criteria. The current approval for the Accrediting Council for Independent Colleges and Schools (“ACICS”) expires in 2016 and ED staff has recommended denial of ACICS’ request for renewal. There are several additional steps in the review process before this decision becomes final, and there is an opportunity for ACICS to appeal any negative decision. If ACICS loses recognition by ED as an approved Title IV accreditor, the institutions it accredits would have 18 months to become accredited by a different eligible agency in order to maintain Title IV eligibility. All of our ACICS-accredited campuses are in teach-out and we believe those teach-outs will be substantially complete prior to the expiration of this 18 month period of continued Title IV eligibility. Any remaining campuses are not expected to have a material impact to the Company.  Therefore, we do not plan to seek other institutional accreditation for our ACICS-accredited campuses. However, although Title IV eligibility continues during this 18 month period, there could be some impact regarding state licensure where it is linked to accreditation. We expect that ED and various states will provide additional information to ACICS-accredited institutions as this situation develops.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2016 and 2015 (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2016	% of Total Revenue	2015	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
TOTAL REVENUE	$182,626		$216,828		$381,512		$443,842
OPERATING EXPENSES
Educational services and facilities (1)	58,062	31.8%	73,064	33.7%	119,600	31.3%	147,958	33.3%
General and administrative: (2)
Advertising	32,641	17.9%	50,878	23.5%	76,816	20.1%	123,440	27.8%
Admissions	20,484	11.2%	28,085	13.0%	43,510	11.4%	57,155	12.9%
Administrative	43,679	23.9%	61,252	28.2%	90,434	23.7%	119,024	26.8%
Bad debt	5,268	2.9%	4,956	2.3%	14,875	3.9%	9,225	2.1%
Total general and administrative expense	102,072	55.9%	145,171	67.0%	225,635	59.1%	308,844	69.6%
Depreciation and amortization	5,202	2.8%	7,113	3.3%	11,771	3.1%	13,899	3.1%
Asset impairment	-	0.0%	11,372	5.2%	237	0.1%	17,391	3.9%
OPERATING INCOME (LOSS)	17,290	9.5%	(19,892)	-9.2%	24,269	6.4%	(44,250)	-10.0%

PRETAX INCOME (LOSS)	17,244	9.4%	(20,750)	-9.6%	24,469	6.4%	(45,490)	-10.2%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	4,620	2.5%	(747)	-0.3%	8,755	2.3%	(958)	-0.2%
Effective tax rate	26.8%		-3.6%		35.8%		-2.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,624	6.9%	(20,003)	-9.2%	15,714	4.1%	(44,532)	-10.0%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(785)	-0.4%	(720)	-0.3%	(864)	-0.2%	(1,072)	-0.2%

NET INCOME (LOSS)	$11,839	6.5%	$(20,723)	-9.6%	$14,850	3.9%	$(45,604)	-10.3%

(1)

Educational services and facilities expense includes costs directly attributable to the educational activities of our institutions, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, including rents on campus leases, certain costs of establishing and maintaining computer laboratories and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our campuses, including costs of textbooks and laptop computers.

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

Current quarter and current year to date revenue decreased 15.8% and 14.0%, respectively, as compared to the prior periods driven by the overall decline in total student enrollment. Excluding the Transitional Group and Culinary Arts, which no longer enroll new students as they teach out each campus, revenue increased approximately 3.0% for the current quarter and 3.9% for the current year to date as compared to the respective prior periods, driven by an increase in total student enrollments within CTU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2016	% of Total Revenue	2015	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
Educational services and facilities:
Academics & student related	$34,140	18.7%	$49,187	22.7%	$73,711	19.3%	$98,385	22.2%
Occupancy	23,922	13.1%	23,877	11.0%	45,889	12.0%	49,573	11.2%
Total educational services and facilities	$58,062	31.8%	$73,064	33.7%	$119,600	31.3%	$147,958	33.3%

The decrease in educational services and facilities expense as compared to the prior year quarter and year to date is primarily driven by lower academic costs within our teach-out campuses, most notably faculty and bookstore costs, partially offset with a slight increase within CTU as a result of the increase in total student enrollment. Additionally, the prior year quarter included severance charges related to the May 2015 restructuring decisions. The decrease in occupancy expenses for the current year to date was driven by the continued focus over the past several quarters to exit or sublease facilities as campuses complete their teach-out. The current quarter occupancy expense was impacted by approximately $6.0 million of real estate charges related to our teach-out campuses. The University Group experienced improvement in occupancy and academic costs as a percentage of revenue as we continue to closely monitor the variable costs while maintaining optimal student-teacher ratios.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2016	% of Total Revenue	2015	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
General and administrative:
Advertising	$32,641	17.9%	$50,878	23.5%	$76,816	20.1%	$123,440	27.8%
Admissions	20,484	11.2%	28,085	13.0%	43,510	11.4%	57,155	12.9%
Administrative	43,679	23.9%	61,252	28.2%	90,434	23.7%	119,024	26.8%
Bad Debt	5,268	2.9%	4,956	2.3%	14,875	3.9%	9,225	2.1%
Total general and administrative expense	$102,072	55.9%	$145,171	67.0%	$225,635	59.1%	$308,844	69.6%

General and administrative expense has decreased for the current quarter and current year to date as compared to the respective prior periods, primarily due to decreases within advertising, administrative and admissions expenses. The lower advertising expense is substantially related to the elimination of advertising on Career Schools brands as a result of campus teach-outs as well as decreased expense within our University Group related to efficiencies developed within certain marketing channels. Administrative expenses were lower for the current quarter and current year to date as compared to the respective prior periods due to reductions associated with the teach-out of campuses and our continued focus to reduce costs throughout the organization. Additionally, the prior year quarter included severance charges related to the May 2015 restructuring decisions. Admissions costs have decreased primarily in salary and related expenses due to efficiencies developed within the student enrollment process as well as the Transitional Group and Culinary Arts campuses no longer enrolling new students.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2016	% of Segment Revenue	2015	% of Segment Revenue	2016	% of Segment Revenue	2015	% of Segment Revenue
Bad debt expense:
CTU	$3,297	3.6%	$2,849	3.3%	$9,841	5.4%	$5,113	3.0%
AIU	1,473	2.9%	780	1.5%	3,762	3.6%	2,042	1.9%
Total University Group	4,770	3.4%	3,629	2.6%	13,603	4.7%	7,155	2.6%
Corporate and Other	(70)	NM	(225)	NM	54	NM	(85)	NM
Sub Total	4,700	3.3%	3,404	2.5%	13,657	4.8%	7,070	2.6%
Culinary Arts	406	1.4%	560	1.3%	999	1.5%	807	0.9%
Transitional Group	162	1.6%	992	2.7%	219	0.9%	1,348	1.7%
Total bad debt expense	$5,268	2.9%	$4,956	2.3%	$14,875	3.9%	$9,225	2.1%

          The current quarter and current year to date increase in bad debt expense as compared to the respective prior periods was primarily driven by an increase in reserve rates due to historical performance as well as an increase in reserve rates related to students who are experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by ED. We expect an additional adverse impact to bad debt expense as a result of ED program integrity and improvement regulations regarding cash management of Title IV federal student aid funds, in particular issuing Title IV credit balances, which became effective July 1, 2016.

Operating Income (Loss)

The operating income reported for the current quarter and current year to date improved by $37.2 million and $68.5 million as compared to the prior year quarter and year to date operating loss of $19.9 million and $44.3 million, respectively. Decreases in revenue during the current quarter and current year to date were more than offset by the decline in expenses for corresponding periods. Initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions continue to drive improvements in operating margins within our University segments as well as ongoing completion of teach-out campuses.

Provision for (Benefit from) Income Taxes

For the quarter ended June 30, 2016, we recorded a provision for income taxes of $4.6 million or 26.8% as compared to a benefit from income taxes of $0.7 million or 3.6% for the prior year quarter. We recorded $8.8 million or 35.8% of provision for income taxes for the year to date ended June 30, 2016 as compared to a benefit of $1.0 million or 2.1% for the year to date ended June 30, 2015. The effective tax rate for the quarter and year to date ended June 30, 2016 was reduced by 12.2% and 8.6%, respectively, due to a $2.1 million favorable tax adjustment upon completion of a federal tax audit. The effective rate for the quarter and year to date ended June 30, 2015 was primarily driven by maintaining a full valuation allowance against our deferred tax assets. For the quarter and year to date ended June 30, 2015, the effect of federal and state valuation losses reduced the effective tax rate benefit by 28.0% and 37.1%, respectively.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2016	2015	% Change	2016	2015	% Change	2016	2015
REVENUE:
CTU	$91,736	$86,174	6.5%	$29,970	$24,263	23.5%	32.7%	28.2%
AIU	50,608	52,024	-2.7%	6,838	5,174	32.2%	13.5%	9.9%
Total University Group	142,344	138,198	3.0%	36,808	29,437	25.0%	25.9%	21.3%
Corporate and Other	-	39	-100.0%	(5,761)	(7,036)	18.1%	NM	NM
Subtotal	142,344	138,237	3.0%	31,047	22,401	38.6%	21.8%	16.2%
Culinary Arts	29,998	42,048	-28.7%	361	(10,560)	NM	1.2%	-25.1%
Transitional Group	10,284	36,543	-71.9%	(14,118)	(31,733)	55.5%	-137.3%	-86.8%
Total	$182,626	$216,828	-15.8%	$17,290	$(19,892)	186.9%	9.5%	-9.2%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2016	2015	% Change	2016	2015	% Change	2016	2015
REVENUE:
CTU	$183,702	$171,301	7.2%	$49,207	$38,879	26.6%	26.8%	22.7%
AIU	103,581	105,090	-1.4%	8,745	2,287	282.4%	8.4%	2.2%
Total University Group	287,283	276,391	3.9%	57,952	41,166	40.8%	20.2%	14.9%
Corporate and Other	-	78	-100.0%	(11,573)	(12,896)	10.3%	NM	NM
Subtotal	287,283	276,469	3.9%	46,379	28,270	64.1%	16.1%	10.2%
Culinary Arts	68,621	86,760	-20.9%	3,467	(10,317)	133.6%	5.1%	-11.9%
Transitional Group	25,608	80,613	-68.2%	(25,577)	(62,203)	58.9%	-99.9%	-77.2%
Total	$381,512	$443,842	-14.0%	$24,269	$(44,250)	154.8%	6.4%	-10.0%

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended June 30,			For the Year to Date Ended June 30,			As of June 30,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
CTU	5,080	5,670	-10.4%	9,850	10,710	-8.0%	21,200	20,600	2.9%
AIU	2,550	2,280	11.8%	7,410	7,370	0.5%	10,400	10,700	-2.8%
Total University Group	7,630	7,950	-4.0%	17,260	18,080	-4.5%	31,600	31,300	1.0%
Culinary Arts (1)	60	1,450	-95.9%	990	3,490	-71.6%	5,000	7,800	-35.9%
Transitional Group (1)	20	830	-97.6%	80	2,660	-97.0%	1,600	7,000	-77.1%
Total	7,710	10,230	-24.6%	18,330	24,230	-24.3%	38,200	46,100	-17.1%

(1)

Teach-out campuses within the Transitional Group and Culinary Arts segments no longer enroll new students upon teach out effective date. For Culinary Arts, teach-outs announced in December 2015 were effective beginning after the January 2016 new enrollment. Students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter and year to date revenue increased by $4.1 million or 3.0% and $10.9 million or 3.9%, respectively, as compared to the respective prior periods. This increase in revenue was primarily driven by an increase in total student enrollments for CTU. The revenue for CTU for the current quarter and year to date increased by $5.6 million or 6.5% and $12.4 million or 7.2%, as compared to the corresponding prior periods. AIU experienced a current quarter and year to date decline of 2.7% and 1.4%, respectively, as compared to prior periods, primarily due to a slight decline in total enrollments of 2.8%. New enrollments increased within AIU for the current quarter and year to date compared to prior periods. This increase was driven by increased efficiencies and optimization within AIU’s enrollment processes. New enrollments decreased within CTU for the current quarter and year to date compared to prior periods. We believe this decrease was due, in part, to execution in various front-end, student onboarding processes, which we are currently analyzing to address any issues prospectively.

Current quarter and year to date operating income for the University Group increased $7.4 million or 25.0%, and $16.8 million or 40.8%, respectively, as compared to the respective prior year periods. The increase is primarily driven by an overall decrease in operating expenses and increases in revenue for CTU. The current quarter and year to date operating income increased within both of our segments with CTU contributing $5.7 million and $10.3 million of the increase, respectively, and AIU contributing $1.7 million and $6.5 million of the increase, respectively, as compared to the prior periods. Most expense categories were lower when compared to the prior year periods, except for bad debt expense which reflected an increase due to increased reserve rates.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. The current quarter and year to date declines in revenue as compared to respective prior year periods is primarily a result of the decision to teach-out the campuses. The current quarter occupancy expense included $3.3 million of charges related to reduction of space at certain of our campuses. We expect revenue and operating expenses to continue to decline as compared to prior periods as campuses wind down their operations through 2017. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

Transitional Group. This segment includes our non-LCB campuses that are currently being taught-out. The current quarter and year to date decline in revenue as compared to the corresponding prior periods resulted from the decision to teach-out the campuses. The current quarter occupancy expense included $2.7 million of charges related to campus closures as well as reduction of space at certain of our campuses. The prior year quarter included $7.7 million of severance and related costs as a result of the teach-out announcements made during the prior year period. We expect revenue and operating expenses to continue to decline compared to prior periods as campuses wind down their operations through 2018. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss for the current quarter and year to date improved by $1.3 million or 18.1% and $1.3 million or 10.3%, respectively, as compared to the prior periods. The prior year quarter costs include severance and related costs due to the May 2015 restructuring decisions. The decrease in cost is primarily driven by reduced staff and ongoing efficiencies.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2016, cash, cash equivalents, restricted cash and available-for-sale short-term and long-term investments totaled $208.8 million. Restricted cash and investment balances as of June 30, 2016 approximate $11.0 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent losses from our Transitional Group and Culinary Arts campuses have driven a net cash usage in recent years. However, as we execute on our transformation strategy, including the wind-down of our teach-out campuses, we expect our cash usage to moderate through the remainder of 2016 and 2017 and to begin generating cash in 2018. We expect to end 2016 with cash, cash equivalents, restricted cash and available-for-sale short-term and long-term investments, net of borrowings, in the range of $160 million to $170 million and to end 2017 with balances in the range of $140 million to $155 million. These expectations are based upon, and subject to, the key updated assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “2016 Second Quarter Overview.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

Sources and Uses of Cash

Operating Cash Flows

During the year to date ended June 30, 2016, net cash flows provided by operating activities totaled $6.0 million compared to net cash flows used in operating activities of $26.6 million for the year to date ended June 30, 2015. The improvement in cash flow from operations as compared to the prior year is primarily driven by wind-down of our teach-out campuses and improved operating performance within the University Group.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the years to date ended June 30, 2016 and 2015, approximately 77% of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the years to date ended June 30, 2016 and 2015, net cash used in investing activities totaled $34.0 million and $4.7 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $35.4 net cash outflow and $2.3 million net cash inflow during the years to date ended June 30, 2016 and 2015, respectively.

Capital Expenditures. Capital expenditures decreased to $2.0 million for the year to date ended June 30, 2016 as compared to $5.0 million for the year to date ended June 30, 2015. Capital expenditures represented approximately 1.0% of total revenue for each of the years to date ended June 30, 2016 and 2015.

Proceeds on sale of assets. We received $3.4 million during the second quarter of 2016 related to the sale of property which occurred in a prior period. This amount was previously recorded as a receivable within receivables, other, net on our condensed consolidated balance sheets.

Financing Cash Flows

During the years to date ended June 30, 2016 and 2015, net cash flows provided by financing activities totaled $10.7 million and $0.4 million, respectively.

Credit Agreement. On December 11, 2015, we entered into an amendment to our Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement which, among other things, decreased the revolving credit facility to $95.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2016, we repaid the $38.0 million which was borrowed under the revolving credit facility under the Credit Agreement during the fourth quarter of 2015. As of June 30, 2016, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Restricted Cash. As of June 30, 2016, we had approximately $1.4 million of restricted cash to secure outstanding letters of credit. As of December 31, 2015, our restricted cash balances approximated $49.8 million related to collateralization of borrowings under our Credit Agreement and certificates of deposit to secure outstanding letters of credit. A portion of the decrease in restricted cash relates to the repayment of our borrowings under the Credit Agreement discussed above as well as a change in classification for $9.6 million of restricted funds which are now invested in certificates of deposit which have maturity dates greater than 90 days and therefore are treated as short-term investments.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2015 to June 30, 2016 were as follows (dollars in thousands):

	June 30,	December 31,
	2016	2015	% Change
ASSETS
CURRENT ASSETS:
Restricted cash	$1,375	$49,821	-97%
Restricted short-term investments	9,610	-	NM
Receivables, other, net	781	5,194	-85%
NON-CURRENT ASSETS:
Deferred income tax assets, net	130,188	137,716	-5%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	-	38,000	-100%
Liabilities of discontinued operations	9,376	13,067	-28%
NON-CURRENT LIABILITIES:
Liabilities of discontinued operations	6,940	9,376	-26%

          Restricted cash: The decrease is primarily driven by the repayment of borrowings under our Credit Agreement and the transfer of restricted funds to short-term investments.

          Restricted short-term investments: The increase is driven by the investment of restricted cash in short-term investments during the current quarter.

          Receivables, other, net: The decrease is primarily driven by the receipt of $3.4 million during the current quarter related to the sale of property in a prior period.

          Deferred income tax assets, net: The decrease is primarily driven by the tax impact of the current net operating losses reducing the deferred tax asset balance.

          Short-term borrowings: The decrease is driven by the repayment during the first quarter of 2016 of the amount borrowed under the revolving credit facility under the Credit Agreement.

          Current and non-current liabilities of discontinued operations: The decrease is driven by the termination and sublease assignments completed for real estate obligations of vacated properties.

Contractual Obligations

As of June 30, 2016, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2016 (4)	2017	2018	2019	2020	2021 & Thereafter	Total
Gross operating lease obligations (1)
CTU	$1,538	$1,578	$1,627	$1,678	$1,738	$679	$8,838
AIU	6,235	5,708	5,789	5,928	3,074	1,692	28,426
Total University Group	7,773	7,286	7,416	7,606	4,812	2,371	37,264
Corporate and Other	4,799	4,832	4,949	5,037	5,110	9,373	34,100
Subtotal	12,572	12,118	12,365	12,643	9,922	11,744	71,364
Culinary Arts	22,166	20,220	17,085	13,181	8,871	4,937	86,460
Transitional Group	20,466	14,994	12,794	7,384	4,468	4,021	64,127
Discontinued Operations	14,972	12,691	6,734	1,438	620	-	36,455
Total gross operating lease obligations (2)	$70,176	$60,023	$48,978	$34,646	$23,881	$20,702	$258,406

Sublease income (3)
CTU	$5	$13	$14	$6	$-	$-	$38
AIU	117	-	-	-	-	-	117
Total University Group	122	13	14	6	-	-	155
Corporate and Other	187	232	237	242	105	-	1,003
Subtotal	309	245	251	248	105	-	1,158
Culinary Arts	2,463	2,544	2,354	1,611	322	54	9,348
Transitional Group	1,185	960	800	516	283	94	3,838
Discontinued Operations	5,564	5,507	1,481	675	691	-	13,918
Total sublease income	$9,521	$9,256	$4,886	$3,050	$1,401	$148	$28,262

Net operating lease obligations
CTU	$1,533	$1,565	$1,613	$1,672	$1,738	$679	$8,800
AIU	6,118	5,708	5,789	5,928	3,074	1,692	28,309
Total University Group	7,651	7,273	7,402	7,600	4,812	2,371	37,109
Corporate and Other	4,612	4,600	4,712	4,795	5,005	9,373	33,097
Subtotal	12,263	11,873	12,114	12,395	9,817	11,744	70,206
Culinary Arts	19,703	17,676	14,731	11,570	8,549	4,883	77,112
Transitional Group	19,281	14,034	11,994	6,868	4,185	3,927	60,289
Discontinued Operations	9,408	7,184	5,253	763	(71)	-	22,537
Total net contractual lease obligations (2)	$60,655	$50,767	$44,092	$31,596	$22,480	$20,554	$230,144

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

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

Our municipal bond investment in auction rate securities (“ARS”) has a stated term to maturity of greater than one year, and as such, we classify our investment in ARS as non-current on our condensed consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continues to accrue interest and is auctioned on a set interval until the auction succeeds, the issuer calls the security, or it matures. As of June 30, 2016, we have determined this investment is at risk for impairment due to the nature of the liquidity of the market over the past several years. Cumulative unrealized losses as of June 30, 2016 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investment and it is unlikely we will be required to sell the investment before recovery of its amortized cost basis.

Interest Rate and Foreign Currency Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of June 30, 2016, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of June 30, 2016 and December 31, 2015. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2015				$183,296,772
January 1, 2016—January 31, 2016	-	$-	-	183,296,772
February 1, 2016—February 29, 2016	-	-	-	183,296,772
March 1, 2016—March 31, 2016	97,266	4.29	-	183,296,772
April 1, 2016—April 30, 2016	-	-	-	183,296,772
May 1, 2016—May 31, 2016	-	-	-	183,296,772
June 1, 2016—June 30, 2016	17,932	5.70	-	183,296,772
Total	115,198		-

(1)

Includes 115,198 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

(2)

As of June 30, 2016, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 5.	Other Information

On August 1, 2016, the Board of Directors of the Company approved a new form of Indemnification Agreement (the “New Indemnification Agreement”) to be entered into with our directors, Section 16 executive officers and other designated officers of the Company as of August 1, 2016. The Company may from time to time enter into additional indemnification agreements with future directors, officers and other employees.

For the current directors and executive officers of the Company who had entered into the Company’s previous form of indemnification agreement, which form of agreement was previously filed with the Securities and Exchange Commission, the entry into the New Indemnification Agreement will supersede the previous agreement.

The New Indemnification Agreement generally provides for the indemnification of and the advancing of expenses to the fullest extent permitted by Delaware law. The foregoing summary of the New Indemnification Agreement is qualified in its entirety by reference to Exhibit 10.9 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 3, 2016	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2016	By:	/s/ ANDREW J. CEDEROTH
Andrew J. Cederoth Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	Career Education Corporation 2016 Incentive Compensation Plan (the "2016 Plan")	Appendix A to our Definitive Proxy Statement on Schedule 14A filed April 8, 2016

*10.2	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan	Exhibit 10.1 to our Form 8-K filed May 27, 2016

*10.3	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan	Exhibit 10.2 to our Form 8-K filed May 27, 2016

*10.4	Form of Restricted Stock Unit Agreement under the 2016 Plan (Time-Based)	Exhibit 10.3 to our Form 8-K filed May 27, 2016

*10.5	Form of Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based)	Exhibit 10.4 to our Form 8-K filed May 27, 2016

*10.6	Form of Cash-Settled Restricted Stock Unit Agreement under the 2016 Plan (Time-Based)	Exhibit 10.5 to our Form 8-K filed May 27, 2016

*10.7	Form of Cash-Settled Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based)	Exhibit 10.6 to our Form 8-K filed May 27, 2016

*10.8	Form of Performance Unit Agreement under the 2016 Plan	Exhibit 10.7 to our Form 8-K filed May 27, 2016

+*10.9	Form of Indemnification Agreement

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2016, filed with the SEC on August 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.