Form 10-Q
period 2016-09-30
CAREER EDUCATION CORP
filed 2016-11-03
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 31, 2016: 68,492,085

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$55,659	$66,919
Restricted cash	1,375	49,821
Restricted short-term investments	9,597	-
Short-term investments	151,153	114,901
Total cash and cash equivalents, restricted cash and short-term investments	217,784	231,641
Student receivables, net of allowance for doubtful accounts of $19,304 and $18,013 as of September 30, 2016 and December 31, 2015, respectively	25,457	31,618
Receivables, other, net	876	5,194
Prepaid expenses	12,695	14,380
Inventories	1,829	3,353
Other current assets	954	2,523
Assets of discontinued operations	176	254
Total current assets	259,771	288,963

NON-CURRENT ASSETS:
Property and equipment, net	45,213	58,249
Goodwill	87,356	87,356
Intangible assets, net	8,700	9,300
Student receivables, net of allowance for doubtful accounts of $1,754 and $2,216 as of September 30, 2016 and December 31, 2015, respectively	3,128	3,958
Deferred income tax assets, net	130,343	137,716
Other assets	8,328	16,562
Assets of discontinued operations	8,634	8,811
TOTAL ASSETS	$551,473	$610,915
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$-	$38,000
Accounts payable	16,000	25,906
Accrued expenses:
Payroll and related benefits	33,075	38,789
Advertising and marketing costs	17,041	11,788
Income taxes	1,730	1,061
Other	25,599	24,082
Deferred tuition revenue	30,342	40,112
Liabilities of discontinued operations	7,004	13,067
Total current liabilities	130,791	192,805

NON-CURRENT LIABILITIES:
Deferred rent obligations	35,664	45,927
Other liabilities	24,133	25,197
Liabilities of discontinued operations	5,862	9,376
Total non-current liabilities	65,659	80,500

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 83,509,840 and 82,996,585 shares issued, 68,492,083 and 68,098,654 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	835	830
Additional paid-in capital	613,611	610,784
Accumulated other comprehensive income (loss)	87	(880)
Accumulated deficit	(43,354)	(57,518)
Cost of 15,017,757 and 14,897,931 shares in treasury as of September 30, 2016 and December 31, 2015, respectively	(216,156)	(215,606)
Total stockholders' equity	355,023	337,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$551,473	$610,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2016	2015	2016	2015
REVENUE:
Tuition and registration fees	$166,819	$202,179	$546,036	$643,617
Other	806	1,305	3,101	3,709
Total revenue	167,625	203,484	549,137	647,326

OPERATING EXPENSES:
Educational services and facilities	51,393	74,888	170,993	222,846
General and administrative	111,723	133,177	337,358	442,021
Depreciation and amortization	5,215	5,962	16,986	19,861
Asset impairment	-	33,446	237	50,837
Total operating expenses	168,331	247,473	525,574	735,565
Operating (loss) income	(706)	(43,989)	23,563	(88,239)

OTHER INCOME (EXPENSE):
Interest income	334	164	900	548
Interest expense	(117)	(170)	(469)	(502)
Loss on sale of business	-	(715)	-	(1,632)
Miscellaneous income (expense)	10	54	(4)	(321)
Total other income (expense)	227	(667)	427	(1,907)

PRETAX (LOSS) INCOME	(479)	(44,656)	23,990	(90,146)
Provision for (benefit from) income taxes	21	35	8,776	(923)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(500)	(44,691)	15,214	(89,223)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(186)	(544)	(1,050)	(1,616)

NET (LOSS) INCOME	(686)	(45,235)	14,164	(90,839)

OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	47	-	143	-
Unrealized gains on investments	370	81	824	233
Total other comprehensive income	417	81	967	233
COMPREHENSIVE (LOSS) INCOME	$(269)	$(45,154)	$15,131	$(90,606)

NET (LOSS) INCOME PER SHARE - BASIC and DILUTED:
(Loss) income from continuing operations	$(0.01)	$(0.66)	$0.22	$(1.32)
Loss from discontinued operations	-	(0.01)	(0.01)	(0.02)
Net (loss) income per share	$(0.01)	$(0.67)	$0.21	$(1.34)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,460	67,961	68,328	67,798
Diluted	68,460	67,961	68,889	67,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,164	$(90,839)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Asset impairment	237	50,837
Depreciation and amortization expense	16,986	19,861
Bad debt expense	23,201	15,526
Compensation expense related to share-based awards	2,251	2,453
Loss on sale of businesses, net	-	1,632
Gain on disposition of property and equipment	(438)	(10)
Deferred income taxes	7,373	-
Changes in operating assets and liabilities	(48,060)	(20,463)
Net cash provided by (used in) operating activities	15,714	(21,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(137,755)	(64,056)
Sales of available-for-sale investments	99,718	69,436
Purchases of property and equipment	(3,352)	(7,926)
Proceeds on the sale of assets	3,600	2,272
Payments of cash upon sale of businesses	(62)	(4,125)
Net cash used in investing activities	(37,851)	(4,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	581	1,082
Payment on borrowings	(38,000)	(10,000)
Change in restricted cash	48,446	9,250
Net cash provided by financing activities	11,027	332

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(150)	178

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,260)	(24,892)
CASH AND CASH EQUIVALENTS, beginning of the period	66,919	93,832
CASH AND CASH EQUIVALENTS, end of the period	$55,659	$68,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

During the third quarter of 2016, the Company completed the teach-out of five Transitional Group campuses: Sanford-Brown Atlanta, Sanford-Brown Dallas, Sanford-Brown Ft. Lauderdale, Sanford-Brown Iselin and International Academy of Design & Technology Detroit, which continue to be reported within the Transitional Group as of September 30, 2016 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The eight topics include debt prepayment or extinguishments costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. For all public business entities, ASU 2016-15 is effective for annual periods and interim periods beginning after December 15, 2017; early adoption is permitted for all organizations for annual periods and interim periods. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. For all public business entities, ASU 2016-13 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted for all organizations for annual periods and interim periods beginning after December 15, 2018. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplified several aspects of accounting for share-based payment award transactions including income tax consequences, classification of excess tax benefits on the statement of cash flows, classification of employee taxes paid on the statement of cash flows when the employer withholds shares, forfeiture policy election and payroll minimum statutory tax withholding. For all public business entities, ASU 2016-09 is effective for annual periods and interim periods beginning after December 15, 2016. We are currently evaluating this guidance and believe the adoption will materially impact our results of operations, particularly related to the provision for (benefit from) income taxes, as well as the presentation of our financial condition and disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance to an organization’s management, intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide guidance regarding related footnote disclosure. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. For all entities, ASU 2014-15 is effective for annual periods and interim periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

4. DISCONTINUED OPERATIONS

As of September 30, 2016, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Commencing January 1, 2015, in accordance with new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2016	2015	2016	2015
Revenue	$-	$3	$-	$6
Total operating expenses	$295	$547	$1,676	$1,636
Loss before income tax	$(295)	$(544)	$(1,676)	$(1,616)
Benefit from income tax	(109)	-	(626)	-
Loss from discontinued operations, net of tax	$(186)	$(544)	$(1,050)	$(1,616)
Net loss per share - Basic and Diluted	$-	$(0.01)	$(0.01)	$(0.02)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 include the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Assets:
Current assets:
Receivables, net	$176	$254
Total current assets	176	254
Non-current assets:
Other assets, net	543	720
Deferred income tax assets, net	8,091	8,091
Total assets of discontinued operations	$8,810	$9,065
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$81	$528
Remaining lease obligations	6,923	12,539
Total current liabilities	7,004	13,067
Non-current liabilities:
Remaining lease obligations	5,698	9,212
Other	164	164
Total liabilities of discontinued operations	$12,866	$22,443

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2020. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters and years to date ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other	Balance, End of Period
For the quarter ended September 30, 2016	$16,149	$(479)	$(3,049)	$-	$12,621
For the quarter ended September 30, 2015	$27,993	$(151)	$(3,275)	$50	$24,617
For the year to date ended September 30, 2016	$21,751	$(78)	$(9,052)	$-	$12,621
For the year to date ended September 30, 2015	$37,616	$(564)	$(12,485)	$50	$24,617

(1)

Includes charges for vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$2,250	$-	$-	$2,250
Non-governmental debt securities	108,987	37	(67)	108,957
Treasury and federal agencies	39,946	23	(23)	39,946
Total short-term investments	151,183	60	(90)	151,153
Restricted short-term investments (available for sale):
Non-governmental debt securities	9,597	-	-	9,597
Total investments (available for sale)	$160,780	$60	$(90)	$160,750

	December 31, 2015
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,500	$-	$(11)	$1,489
Non-governmental debt securities	76,999	-	(242)	76,757
Treasury and federal agencies	36,779	3	(127)	36,655
Total short-term investments	115,278	3	(380)	114,901
Long-term investments (available for sale):
Municipal bond	7,850	-	(476)	7,374
Total investments (available for sale)	$123,128	$3	$(856)	$122,275

In the table above, unrealized holding gains (losses) as of September 30, 2016 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

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

During the third quarter of 2016, our long-term municipal bond investment was called by the issuer at face value. The cumulative unrealized loss of $0.5 million was subsequently reversed out of accumulated other comprehensive loss, a component of stockholders’ equity during the current year quarter.

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

As of September 30, 2016, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$2,250	$-	$2,250
Non-governmental debt securities	35,368	83,186	-	118,554
Treasury and federal agencies	-	39,946	-	39,946
Totals	$35,368	$125,382	$-	$160,750

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,489	$7,374	$8,863
Non-governmental debt securities	-	76,757	-	76,757
Treasury and federal agencies	-	36,655	-	36,655
Totals	$-	$114,901	$7,374	$122,275

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of September 30, 2016, our investment in an equity affiliate equated to a 30.7%, or $3.3 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning.

During the quarters ended September 30, 2016 and 2015, we recorded approximately $0.2 million and less than $0.1 million of loss, respectively, and during the years to date ended September 30, 2016 and September 30, 2015, we recorded approximately $1.0 million and $0.2 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous (expense) income on our unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.

We make periodic operating maintenance payments for our use of intellipathTM. The total fees paid to CCKF for the quarters and years to date ended September 30, 2016 and 2015 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2016	$340
For the quarter ended September 30, 2015	$337
For the year to date ended September 30, 2016	$1,027
For the year to date ended September 30, 2015	$1,036

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of September 30, 2016, there were no outstanding borrowings under the revolving credit facility.

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

As of September 30, 2016 and December 31, 2015, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts, was $3.1 million and $4.0 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended September 30, 2016	$21,008	$8,457	$(8,407)	$21,058
For the quarter ended September 30, 2015	$18,503	$6,428	$(6,213)	$18,718
For the year to date ended September 30, 2016	$20,229	$23,332	$(22,503)	$21,058
For the year to date ended September 30, 2015	$19,097	$15,653	$(16,032)	$18,718

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $1.3 million and $1.4 million for the quarters ended September 30, 2016 and 2015, respectively, and $4.9 million and $5.1 million for the years to date ended September 30, 2016 and 2015, respectively.

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

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters and years to date ended September 30, 2016 and 2015 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1) (2)	Payments	Non-cash Adjustments (3)	Balance, End of Period
For the quarter ended September 30, 2016	$11,290	$117	$(1,546)	$240	$10,101
For the quarter ended September 30, 2015	$12,863	$52	$(2,335)	$(830)	$9,750
For the year to date ended September 30, 2016	$18,985	$389	$(9,176)	$(97)	$10,101
For the year to date ended September 30, 2015	$2,712	$13,697	$(5,399)	$(1,260)	$9,750

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance payments will result in future cash expenditures through 2018.
(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the quarters and years to date ended September 30, 2016 and 2015 by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2016	2015	2016	2015
CTU	$-	$18	$18	$306
AIU	-	4	66	343
Total University Group	-	22	84	649
Corporate and Other	117	-	270	4,318
Subtotal	117	22	354	4,967
Culinary Arts	-	-	5	265
Transitional Group	-	30	30	8,465
Total	$117	$52	$389	$13,697

The current portion of the accrual for severance and related charges was $7.6 million as of September 30, 2016, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $2.5 million is recorded within other non-current liabilities on our condensed consolidated balance sheet. In addition, as of September 30, 2016, we have accrued approximately $1.5 million related to retention bonuses that have been offered to certain employees. These amounts will be recorded ratably over the period the employees are retained.

In addition to the severance charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of September 30, 2016, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $40 million - $50 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $34.6 million of charges related to remaining obligations that were recorded during 2015 through the third quarter of 2016.

Remaining Lease Obligations of Continuing Operations

         We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our condensed consolidated balance sheets. Changes in our future minimum lease obligations for exited space related to our continuing operations for the quarters and years to date ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other	Balance, End of Period
For the quarter ended September 30, 2016	$17,140	$4,912	$(3,476)	$1,303	$19,879
For the quarter ended September 30, 2015	$5,480	$11,107	$(6,399)	$2,242	$12,430
For the year to date ended September 30, 2016	$12,892	$13,994	$(11,476)	$4,469	$19,879
For the year to date ended September 30, 2015	$7,094	$17,527	$(16,112)	$3,921	$12,430

_____________

(1)Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.6 million and $2.7 million at September 30, 2016 and December 31, 2015, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

False Claims Act

United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs (or “relators”) may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remained pending against defendants was based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process. On December 16,

2013, we filed a motion for summary judgment on a variety of substantive grounds. On September 29, 2014, the Court granted our motion for summary judgment and entered judgment in our favor. On October 2, 2014, relators filed a notice of appeal. The appeal was stayed pending the United States Supreme Court’s decision in Kellogg Brown & Root Servs., Inc. v. U.S. ex rel. Carter, No. 12-1497. The Supreme Court issued its decision and the case was remanded to the district court. After considering additional arguments regarding whether it has jurisdiction over relators’ remaining claims, on June 8, 2016, the district court issued an order finding that it does not have jurisdiction over the relators’ proof of graduation claim. The Court additionally found that it does not have jurisdiction over the incentive compensation claim as to three of the four relators, but that it does have jurisdiction over that claim with respect to the fourth relator. The Court ordered, and the parties submitted further briefing as to whether and to what extent the Court’s June 8, 2016 order affected its September 29, 2014 order granting summary judgment to defendants on the accreditation claim. On September 20, 2016, the court held that all four relators could proceed with the accreditation claim and on October 28, 2016, the court set the case for trial on February 27, 2017.

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

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he would receive a portion of the federal government’s recovery. An amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The Court ruled on that motion, dismissing CEC from the case and dismissing several of the relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of the relator’s alleged claims. On March 17, 2014, the Court granted this motion in part, limiting the timeframe and geographical scope of the relator’s claims. On June 13, 2014, the Court granted the remaining Company defendants’ motion for summary judgment and entered judgment in their favor. On July 9, 2014, relator filed a notice of appeal. On June 8, 2015, the appellate court affirmed the district court. On July 2, 2015, relator filed a petition for rehearing, which was denied on August 4, 2015. On December 2, 2015, relator filed his petition for certiorari to the United States Supreme Court. Defendants filed their opposition to the petition on February 3, 2016. On June 27, 2016, the Supreme Court entered an order granting the petition, vacating the appellate court’s judgment and remanding the case back to the appellate court for further consideration. On October 24, 2016, the appellate court again affirmed the district court’s grant of summary judgment in defendants’ favor. Relator has 90 days from entry of the judgment to seek certiorari to the United States Supreme Court.

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

The case was remanded to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. The parties completed fact discovery as to the issue of liability. On March 24, 2015, we filed a motion for summary judgment which the Court granted on December 18, 2015. Plaintiff filed his notice of appeal on January 16, 2016. The oral argument on the appeal was heard on September 23, 2016 and the parties are awaiting the court’s decision.

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

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014); Hawaii (May 28, 2014 ); New Mexico (May 2014); Maryland (March 16, 2015); and the District of Columbia (June 3, 2015) (these 18 attorneys general are collectively referred to as the “Multi-State AGs”). In addition, the Company has received inquiries from the attorneys general of Florida (November 5, 2010), Massachusetts (September 27, 2012), Colorado (August 27, 2013) and Minnesota (September 18, 2014, October 25, 2016). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company intends to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible. In this regard, the Company has participated in several meetings with representatives of the Multi-State AGs about the Company’s business and to engage in a dialogue towards a resolution of these inquiries.

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

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, the U.S. Department of Education (“ED”) advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s previous Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication or reporting of placement rates or other disclosures to students or prospective students or finds any other basis in the materials we are providing, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions Title IV eligibility, or impose fines. In addition, all of the Company’s institutions have been issued provisional program participation agreements that extend through December 31, 2016. Each of our institutions expected to continue operations after December 31, 2016 has applied for recertification by September 30, 2016 in order to continue its eligibility to participate in Title IV Programs. We cannot predict whether, or to what extent, ED’s inquiry might impact this recertification process.

In December 2011, ED also moved all of the Company’s institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). If ED finds violations of the Higher Education Act or related regulations, ED may impose monetary or program level sanctions, impose some period of delay in the Company’s receipt of Title IV funds or transfer the Company’s schools to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment of Title IV Program funds. While on HCM2 status, an institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which may result in a delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances. If our existing cash balances are insufficient to sustain us through this transition period, we would need to pursue other sources of liquidity, which may not be available or may be costly.

OIG Audit

Our schools and universities are subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”), to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG's proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU's response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU's response to the draft report, was forwarded to ED's Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews covering the Audit Period to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011, which CTU has completed and submitted to ED. On April 29, 2016, ED also requested an additional file review related to whether CTU appropriately performed calculations regarding any required return of Title IV Program funds for students that failed to earn passing grades within a term. This additional file review covers the period from July 5, 2009 to June 30, 2011 and is a review of whether students should be deemed to have unofficially withdrawn from the institution based on each student’s last known academically-related activity. CTU is seeking reconsideration of the request for this additional file review. As of September 30, 2016, the Company has a $1.0 million reserve recorded related to this matter. This reserve does not include any amount relating to the additional file review requested by ED on April 29, 2016 because it is uncertain.

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

The following is a summary of our provision for (benefit from) income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2016	2015	2016	2015
Pretax (loss) income	$(479)	$(44,656)	$23,990	$(90,146)
Provision for (benefit from) income taxes	$21	$35	$8,776	$(923)
Effective rate	4.4%	0.1%	36.6%	-1.0%

As of December 31, 2015, we determined that it was more likely than not that we will realize most of our deferred tax assets and, as a result, reversed a significant portion of our valuation allowance during the fourth quarter of 2015. As of December 31, 2015, a valuation allowance of $47.5 million was maintained with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets we have determined that it is necessary to continue to record the valuation allowance against these credits and separate state net operating losses as of September 30, 2016.

The effective tax rate for the quarter ended September 30, 2016, was primarily impacted by tax reserves recorded in the current quarter and the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the year to date ended September 30, 2016 includes $2.1 million favorable tax adjustment related to the recent closure of a federal tax audit for the tax years 2013 and 2014. The effect of this discrete item was to decrease the year to date effective rate by 8.8%. The effective rate for the quarter and year to date ended September 30, 2015, was primarily driven by maintaining a full valuation allowance against our deferred tax assets. For the quarter and year to date ended September 30, 2015, the effect of federal and state valuation losses reduced the effective tax rate benefit by 42.4% and 41.8%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.9 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2016 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2016, we had accrued $2.0 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service recently completed its examination of our U.S. income tax returns for the 2013 and 2014 tax years.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders on May 24, 2016. The 2016 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of September 30, 2016, there were approximately 4.2 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.2 million shares issuable upon exercise of outstanding options and (ii) less than 0.1 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of September 30, 2016. Additionally, as of September 30, 2016, there were approximately 2.9 million shares issuable upon exercise of outstanding options and 1.7 million shares underlying restricted and deferred stock units outstanding, which will be settled in shares of our common stock if the vesting conditions are met, under the previous Career Education Corporation 2008 Incentive Compensation Plan. This plan was replaced by the 2016 Plan and effective May 24, 2016, all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of September 30, 2016, we estimate that compensation expense of approximately $6.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

Stock Options. The exercise price of stock options and stock appreciation rights granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become exercisable as follows: 100% after the first anniversary of grant date or one-fourth on the grant date and one-fourth for each of the first through third anniversary of the grant date. Grants of stock options are generally only subject to the service conditions discussed previously.

Stock option activity during the year to date ended September 30, 2016 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	2,658	$14.27
Granted	906	4.79
Exercised	(75)	3.66
Forfeited	(121)	5.11
Cancelled	(266)	25.39
Outstanding as of September 30, 2016	3,102	$11.16
Exercisable as of September 30, 2016	1,830	$15.61

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock generally become fully vested as follows: 25% per year over a four -year service period or one-third for each of the first through third anniversary of the grant date. Certain awards granted in 2016 vest 20% after the first year, 50% after the second year and 30% after the third year and are “performance-based” awards which are subject to performance conditions that, even if the requisite service period is met, may reduce the number of units of restricted stock that vest at the end of the requisite service period or result in all units being forfeited. Also, certain awards granted in the second quarter of 2015 for retention purposes are subject to accelerated vesting and cash settlement in the event of an involuntary not-for-cause termination of employment by the Company.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the year to date ended September 30, 2016 (units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015	758	$5.55
Granted	1,556	4.58
Vested (1)	(378)	6.00
Forfeited	(192)	5.12
Outstanding as of September 30, 2016	1,744	$4.63

_____________

(1) The total vested awards include 9.2 thousand of vested restricted stock units settled in cash. As a result of the termination provision for certain awards, in the event of an involuntary not-for-cause termination of employment by the Company certain termination scenarios allow for cash-settlement.

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

The following table summarizes information with respect to all deferred stock units during the year to date ended September 30, 2016 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015 (1)	91	$4.43
Granted	-	-
Vested	(15)	4.39
Forfeited	-	-
Outstanding as of September 30, 2016 (1)	76	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally become fully vested 25% per year over a four-year service period beginning on the date of grant. Certain awards granted to our Chief Executive Officer in 2015 outside of the 2008 Plan vest 50% per year over a two-year service period. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2016 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended September 30, 2016 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2015	1,575
Granted	461
Vested	(606)
Forfeited	(208)
Outstanding as of September 30, 2016	1,222

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $3.4 million of expense for the year to date 2016 for all cash-settled restricted stock units, of which $1.4 million was recorded during the quarter ended September 30, 2016.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended September 30, 2016 and 2015 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2016	2015 (1)	2016	2015 (1)
Stock options	$316	$289	$905	$683
Restricted stock or units settled in stock	539	687	1,330	2,214
Restricted stock units settled in cash	1,362	463	3,383	1,007
Total stock-based compensation expense	$2,217	$1,439	$5,618	$3,904

(1)

Stock-based compensation expense for the year to date 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2014, 2015 and 2016 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2016, 2017 and 2018, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income in the current period. We recorded $2.6 million and $0.7 million of expense related to these awards for the years to date ended September 30, 2016 and September 30, 2015, respectively, with $1.7 million and $1.0 million of expense for the quarters ended September 30, 2016 and September 30, 2015, respectively.

11. WEIGHTED AVERAGE COMMON SHARES

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock units were settled for common shares during the period.

The weighted average number of common shares used to compute basic and diluted net income (loss) per share for the quarters and years to date ended September 30, 2016 and 2015 were as follows:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2016 (1)	2015 (1)	2016	2015 (1)
Basic common shares outstanding	68,460	67,961	68,328	67,798
Common stock equivalents	-	-	561	-
Diluted common shares outstanding	68,460	67,961	68,889	67,798

___________________

(1)    Due to the fact that we reported a loss from continuing operations for the quarters ended September 30, 2015 and 2016, and year to date ended September 30, 2015, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarters ended September 30, 2015 and 2016, and year to date ended September 30, 2015.

For the year to date ended September 30, 2016, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 2.6 million shares for the year to date ended September 30, 2016.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of September 30, 2016, our four segments are:

University Group:

☐

     Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for employment and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences. Students pursue their degrees through fully-online programs through CTU Online, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2016, students enrolled at CTU represented approximately 59% of our total enrollments. Approximately 93% of CTU’s enrollments are fully online.

☐

     American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design technologies. Students pursue their degrees through fully-online programs through AIU Online, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2016, students enrolled at AIU represented approximately 29% of our total enrollments. Approximately 93% of AIU’s enrollments are fully online.

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

☐

     Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. LCB also provides online programs in culinary arts and hotel and restaurant management. These campuses are all expected to complete their teach-out activities during 2017. As of September 30, 2016, students enrolled at LCB represented approximately 9% of our total enrollments.

☐

     Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs primarily in the career-oriented discipline of health education complemented by certain programs in business studies and information technology, as well as fashion design, film and video production, graphic design, interior design and visual communications. The campuses within the Transitional Group that have not yet ceased operations as of September 30, 2016 will complete their teach-outs on varying dates through 2018. As of September 30, 2016, students enrolled at the Transitional Group campuses represented approximately 3% of our total enrollments. During the third quarter of 2016, the Company completed the teach-out of five Transitional Group campuses: Sanford-Brown Atlanta, Sanford-Brown Dallas, Sanford-Brown Ft. Lauderdale, Sanford-Brown Iselin and International Academy of Design & Technology Detroit, which continue to be reported as part of the Transitional Group as of September 30, 2016.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
CTU (1)	$90,921	54.2%	$85,433	42.0%	$21,486	$18,616
AIU (2)	48,542	29.0%	50,688	24.9%	291	1,695
Total University Group	139,463	83.2%	136,121	66.9%	21,777	20,311
Corporate and Other	-	NM	39	NM	(5,587)	(8,040)
Subtotal	139,463	83.2%	136,160	66.9%	16,190	12,271
Culinary Arts (3)	21,369	12.7%	41,410	20.4%	(1,801)	(33,195)
Transitional Group	6,793	4.1%	25,914	12.7%	(15,095)	(23,065)
Total	$167,625	100.0%	$203,484	100.0%	$(706)	$(43,989)

	For the Year to Date Ended September 30,
	Revenue				Operating (Loss) Income
	2016	% of Total	2015	% of Total	2016	2015
CTU (1)	$274,623	50.0%	$256,734	39.7%	$70,693	$57,495
AIU (2)	152,123	27.7%	155,778	24.1%	9,036	3,982
Total University Group	426,746	77.7%	412,512	63.7%	79,729	61,477
Corporate and Other	-	NM	117	NM	(17,160)	(20,936)
Subtotal	426,746	77.7%	412,629	63.7%	62,569	40,541
Culinary Arts (3)	89,990	16.4%	128,170	19.8%	1,666	(43,512)
Transitional Group	32,401	5.9%	106,527	16.5%	(40,672)	(85,268)
Total	$549,137	100.0%	$647,326	100.0%	$23,563	$(88,239)

	Total Assets as of (4)
	September 30, 2016	December 31, 2015
CTU	$73,695	$76,577
AIU	53,521	53,087
Total University Group	127,216	129,664
Corporate and Other	332,902	372,405
Subtotal	460,118	502,069
Culinary Arts	61,425	71,197
Transitional Group	21,120	28,584
Discontinued Operations	8,810	9,065
Total	$551,473	$610,915

(1)

Bad debt increased approximately 2.0% and 2.3% as a percentage of revenue for the quarter and year to date ended September 30, 2016 as compared to the respective prior periods, primarily driven by students who are experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by ED.

(2)

Bad debt remained relatively flat as a percentage of revenue for the quarter and increased approximately 1.1% as a percentage of revenue for the year to date ended September 30, 2016 as compared to the respective prior periods, primarily driven by students who are experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by ED.

(3)	The prior year quarter and year to date included $33.4 million and $43.1 million of asset impairment charges, respectively.
(4)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	declines in enrollments;
•

our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the gainful employment, 90-10, financial responsibility and administrative capability standards prescribed by ED), as well as applicable accreditation standards and state regulatory requirements;

•	the impact of recently issued “defense to repayment” regulations;
•

rulemaking by the U.S. Department of Education (“ED”) or any state or accreditor and increased focus by Congress, the President and governmental agencies on, or increased negative publicity about, for-profit education institutions;

•	our ability to successfully defend litigation and other claims brought against us;
•	negative trends in the real estate market which could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations;
•	our ability to achieve anticipated cost savings and business efficiencies;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. or global economy.

Readers are also directed to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and its subsequent filings with the Securities and Exchange Commission for information about other risks and uncertainties, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Form 10-K and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

OVERVIEW

Our academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and hybrid learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado

Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

In addition, ED has formed an inter-agency task force focused on the for-profit sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We believe that the recent actions by the Federal Trade Commission and the multiple Attorney Generals’ offices may be related to or coordinated with this task force. Further, in recent years two publicly-traded for-profit education institutions, together serving over 110,000 students, have ceased operations and filed for bankruptcy protection due to delays in or denial by ED of Title IV Program funding for students and requirements to post letters of credit, based in part on the existence of multiple investigations by various regulatory authorities. In neither case were the principal investigations completed nor were substantial enforcement actions commenced and prosecuted to conclusion. Accordingly, for-profit institutions are at risk of harmful delays or denial of Title IV Program funding for students due to investigations and other preliminary allegations, even if such investigations or allegations may ultimately be found to lack merit. We expect that this challenging regulatory environment will continue for for-profit educational institutions, including Career Education Corporation, for the foreseeable future and we cannot predict what legislation, if any, may emanate from Congressional committee hearings or what impact such legislation or the investigations involving us, might have on for-profit institutions and our business in particular.

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A and Risk Factors in our 2016 Quarterly Reports on Form 10-Q.

Note Regarding Non-GAAP measures

We believe it is useful to present non-GAAP financial measures which exclude certain significant items as a means to understand the performance of our core business. As a general matter, we use non-GAAP financial measures in conjunction with results presented in accordance with GAAP to help analyze the performance of our core business, assist with preparing the annual operating plan, and measure performance for some forms of compensation. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance.

We believe adjusted EBITDA allows us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance, such as our teach-out campuses. In evaluating adjusted EBITDA, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (loss), operating income (loss), or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

Non-GAAP financial measures, when viewed in a reconciliation to respective GAAP financial measures, provide an additional way of viewing the Company's results of operations and the factors and trends affecting the Company's business. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP.

2016 Third Quarter Overview

During the third quarter of 2016, we continued to make progress against our strategic initiatives across the organization and we experienced modest positive total enrollment growth within our University Group and continued to experience better than expected performance at our teach-out campuses. The initiatives we have undertaken to improve the quality of our universities include leveraging technology to optimize student experiences, increasing faculty interaction with students, implementing new orientation processes and making progressive updates to curriculum and course sequencing. We saw the benefits of these initiatives during the third quarter with improved retention at CTU and new enrollment growth at AIU, and as the performance of the Company continues to improve, we will continue to make these types of responsible and incremental growth investments for the benefit of students.

Revenue from continuing operations declined $35.9 million or 17.6% due to an overall 20.3% decrease in total student enrollments for the third quarter of 2016 as compared to the prior year quarter, primarily as a result of our decision to divest or teach out our Career Schools. For the current year quarter, we reported an operating loss of $0.7 million as compared to an operating loss of $44.0 million for the prior year quarter. This improvement was driven by asset impairment charges of $33.4 million recorded in the prior year quarter related to our LCB campuses, removed admissions and marketing expenses in the current year quarter for our campuses in teach-out and increased revenues within CTU. Lastly, we reported cash generated from operations for the current year to date of $15.7 million, an improvement of $36.7 million from the prior year to date’s cash usage of $21.0 million. We expect our future quarterly operating cash flow to remain subject to typical seasonal trends.

For our University Group, revenue increased $3.3 million or 2.5% as compared to the prior year quarter, primarily driven by an increase in total student enrollments for CTU. Total enrollments for the University Group increased slightly by 1.6% as of September 30, 2016 as compared to September 30, 2015 as CTU’s increase of 3.9% was only partially offset with a decrease for AIU’s total enrollments of 2.8%. We believe our total enrollment growth is a result of our continued focus on student retention and outcomes and providing our students with positive experiences.

We believe AIU’s new enrollment growth, excluding the impact of a change in methodology related to how we record certain cancelled students, was driven by the optimization of the admissions model as well as an enhanced onboarding and orientation process. New student enrollments for CTU decreased for the current quarter as compared to the prior year quarter. We have continued to focus and enhance our onboarding and orientation processes during the first half of 2016 and as a result have seen improving trends within CTU during the current year quarter as the rate of decline is improving. Operating income for the University Group improved by $1.5 million, or 7.2%, for the current year quarter driven by increased revenue within our CTU segment.

We believe the use of an adjusted EBITDA measure allows us to compare our current operating results for our operations with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. Additionally, we present adjusted EBITDA for the Transitional Group, Culinary Arts and discontinued operations separately as the campuses are either in the process of being taught out, have completed their teach out or have been sold, and as such, we view these operations as not reflective of the ongoing business. Management views adjusted EBITDA from the University Group and Corporate separately from the remainder of the organization, to assess results and make decisions. Adjusted EBITDA for the current quarter and year to date as compared to the respective prior periods is presented below.

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted EBITDA ($ in thousands)	2016	2015	2016	2015
University Group and Corporate:
(Loss) income from continuing operations (1)	$(500)	$(44,691)	$15,214	$(89,223)
Provision for (benefit from) income taxes	21	35	8,776	(923)
Transitional Group pre-tax loss	14,869	23,724	40,199	86,818
Culinary Arts pre-tax loss (income)	1,709	33,171	(1,760)	43,453
Interest (income) expense, net (2)	(215)	7	(427)	(43)
Depreciation and amortization (2)	2,594	3,454	8,474	11,771
Stock-based compensation (2)	860	983	2,251	2,453
Asset impairments (2)	—	—	237	—
Unused space charges (2) (3)	(16)	(385)	839	(177)
Adjusted EBITDA--University Group and Corporate	$19,322	$16,298	$73,803	$54,129

Memo: Advertising Expenses (2)	$45,301	$46,194	$121,852	$131,039

Transitional Group, Culinary Arts and Discontinued Operations:
Loss from discontinued operations (1)	$(186)	$(544)	$(1,050)	$(1,616)
Benefit from income taxes from discontinued operations	(109)	—	(626)	-
Transitional Group pre-tax loss	(14,869)	(23,724)	(40,199)	(86,818)
Culinary Arts pre-tax (loss) income	(1,709)	(33,171)	1,760	(43,453)
Interest income, net (4)	(2)	—	(4)	—
Loss on sale of business (4)	—	715	—	1,632
Depreciation and amortization (4)	2,621	2,508	8,512	8,090
Legal settlements (4) (5)	—	—	—	1,319
Asset impairments (4)	—	33,446	—	50,837
Unused space charges (3) (4)	(308)	7,174	1,386	2,445
Adjusted EBITDA--Transitional, Culinary Arts and Discontinued Operations	$(14,562)	$(13,596)	$(30,221)	$(67,564)
Consolidated Adjusted EBITDA	$4,760	$2,702	$43,582	$(13,435)

_____________________

(1)

(Loss) income from continuing operations and loss from discontinued operations make up the components of net (loss) income. A reconciliation of these components for the quarters and years to to date ended September 30, 2016 and September 30, 2015 is presented below:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2016	2015	2016	2015
(Loss) income from continuing operations	$(500)	$(44,691)	$15,214	$(89,223)
Loss from discontinued operations	(186)	(544)	(1,050)	(1,616)
Net (loss) income	$(686)	$(45,235)	$14,164	$(90,839)
(2)	Amounts relate to ongoing operations, excluding the Transitional Group, Culinary Arts and discontinued operations.
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

We reported a net loss of $0.7 million for the current year quarter as compared to a net loss of $45.2 million in the prior year quarter. Consolidated adjusted EBITDA was $4.8 million for the current year quarter as compared to consolidated adjusted EBITDA of $2.7 million in the prior year quarter, reflecting an improvement of $2.1 million, or 76.2%. Adjusted EBITDA for the University Group and Corporate improved $3.0 million or 18.6% for the current year quarter as compared to the prior year quarter driven by increased revenue.

Within our teach-out segments, we are experiencing better than estimated total student enrollments as the campuses wind-down operations. Operating loss for Culinary Arts improved by $31.4 million for the current quarter as compared to the prior year quarter, driven by prior year impairments of $33.4 million and operating loss for the Transitional Group improved by $8.0 million for the same period. Adjusted EBITDA for the Transitional Group, Culinary Arts and discontinued operations declined to negative $14.6 million for the current year quarter as compared to negative $13.6 million in the prior year quarter as a result of the inherent economics of the wind-down of our Transitional Group and Culinary Arts campuses. As the teach-outs progress, we expect to see increased operating losses through the end of the teach-outs as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate. We have 17 campuses remaining within the Transitional Group and 17 campuses within the Culinary Arts segment at the end of the third quarter of 2016, which will complete their teach-out at varying dates through 2018 with the majority being complete by the end of 2017.

Year-over-year comparisons of financial performance have begun to normalize in the current quarter as the impact of our strategic initiatives annualize and the initial economic benefits associated with the commencement of teach-outs start to diminish notably, especially within our Culinary Arts campuses. The decline in revenue associated with our teach-outs will have an increasing impact on the overall results as we finish 2016 and move through 2017 and the completion of the teach-out strategy.

We continue to invest in our University Group to help them achieve their full potential and produce improved student outcomes and believe they are well-positioned to increase the long-term academic value of our University platforms. As a result of the better than estimated total student enrollments at our teach-out campuses, earlier than estimated realization of operating efficiencies across our institutions, improved retention trends across most of our institutions and better than estimated working capital trends, we are updating the outlook that we provided last quarter.

We are raising our expectations surrounding our ending cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of borrowings, to now be approximately $180 million to $190 million as of December 2016 as compared to the previous guidance of $160 million to $170 million. This improvement will continue into 2017 and we now expect 2017 ending cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of borrowings, to be $160 million to $170 million.

We are also updating our expectations surrounding consolidated adjusted EBITDA. We expect consolidated adjusted EBITDA for 2016 to significantly improve as compared to 2015. We expect positive consolidated adjusted EBITDA for 2017 to also show significant improvement as compared to 2015 but to trend below 2016 due to expenses associated with the completion of teach-outs and then to increase in 2018 as these expenses are eliminated. The updated outlook includes flat to modest adjusted EBITDA growth each year through 2018 for the University Group as well as the expectation that negative adjusted EBITDA from the Transitional Group, Culinary Arts and discontinued operations will improve significantly in 2016, but as mentioned, worsen in 2017 due to expenses associated with the completion of the LCB teach-outs and then to improve in 2018 as the few remaining teach-outs are completed.

Forward looking adjusted EBITDA expectations are estimated on a basis consistent with adjusted EBITDA calculations presented in the reconciliation of GAAP to non-GAAP items above. Net income, which is the most directly comparable GAAP measure to consolidated adjusted EBITDA, may not follow the same trends as discussed in our outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as income taxes, depreciation, amortization, asset impairment charges, interest income, interest expense and stock compensation. The expectations provided in the paragraph above for 2016 and beyond are based on the following updated key assumptions and factors, among others: (i) flat-to-modest total enrollment growth within the University Group while achieving the intended University Group efficiencies, (ii) teach-outs to progress as expected and performance consistent with current trends, (iii) achievement of recovery rates for the Company’s real estate obligations and timing of any associated lease termination payments consistent with the Company’s historical experiences, (iv) right-sizing of the Company’s corporate expense structure to serve primarily online institutions, (v) no material changes in the current legal or regulatory environment and excludes legal and regulatory liabilities and any impact of new or proposed regulations, including the new “defense to repayment” regulations and the gainful employment regulation, and (vi) consistent working capital movements in line with historical operating trends and potential impacts of teach-out campuses on working capital in line with expectations. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

We continue to remain encouraged by the operational and financial progress of our institutions and in the execution of our long-term strategy. We believe we are achieving our goal of flat to modest total enrollment growth within our University Group and we continue to focus on achieving responsible growth through incremental investments in student-facing services and experiences. We believe our liquidity position is stable which will enable us to invest in our students, faculty and technology while maintaining our commitments to students.

Regulatory Updates

   Borrower Defense to Repayment. On October 28, 2016, ED issued complex, significant new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “defense to repayment.” The regulations were published in the Federal Register on November 1, 2016 and are generally effective on July 1, 2017. Given the breadth and complexity of these new rules, we are still analyzing them and evaluating the potential impacts. Further, certain procedural aspects of the new regulations are pending future rulemaking by ED.

     Loan Discharge. The new regulations provide three categories of borrower defenses that could be asserted by students with student loans disbursed on or after July 1, 2017, including:

•	the institution has had a judgment issued against it in an action brought by a student or a government official or entity related to the loan or educational services in a contested proceeding;
•	the institution failed to perform its obligations under the terms of a contract with the student; and
•

the institution made a “substantial misrepresentation” about the nature of its programs, financial charges or employability of its graduates that the borrower reasonably relied upon on when he or she decided to attend or continue attending the institution.

In addition, the regulations authorize ED to grant loan discharge relief to an individual or group of individuals, including individuals who have not sought relief. In particular, ED may automatically discharge loans borrowed to attend schools that have closed on or after November 1, 2013 if a student that did not complete his or her program of study has not subsequently re-enrolled in another Title IV eligible school within three years. In most cases, the regulations entitle ED to seek reimbursement from the institution for any loans discharged under the new procedures.

            Financial Responsibility. The regulations also make significant modifications to the existing rules governing an institution’s required financial responsibility and administrative capability. The regulations specify a number of triggering events that, if they occur after July 1, 2017, would result in an institution not qualifying as financially responsible or administratively capable. Those include, but are not limited to:

•	failure to satisfy the 90-10 Rule in any year;
•	failure to timely file quarterly or annual financial statements with the SEC;
•	a warning from the SEC that it may suspend trading in our stock;
•	notification by NASDAQ that our stock is not in compliance with its exchange requirements and/or may be delisted; and
•	cohort default rates in excess of 30% for two consecutive years.

Additionally, the regulations include a number of potential financial events that, if they occur on or after July 1, 2017, would cause ED to re-calculate an institution’s most recent financial responsibility composite score to determine whether the losses or potential losses from the event cause the composite score to fall below 1.0. The composite score is one measure ED uses to evaluate an institution’s financial responsibility using annual financial statements. Triggering events arising on or after July 1, 2017 that can lead to the recalculation of a composite score include, but are not limited to:

•	incurring a debt or liability arising from a final judgment in a judicial or administrative proceeding or settlement;
•

being sued in an action by a federal or state authority for financial relief that is based on claims related to the making of federal loans or the provision of educational services and the suit has been pending for 120 days;

•	being sued in any other lawsuit not referenced above that survives certain procedural steps such as the denial of an institution’s motion for summary judgment;
•	the institution submitting a teach-out plan to its accreditor, including voluntarily teaching-out a location; and
•	programs failing to meet gainful employment regulations.

ED also adopted a number of discretionary triggering events that, if they occur on or after July 1, 2017, it may consider in assessing whether an institution is financially responsible. They include, but are not limited to:

•	significant fluctuations in Title IV aid between award years;
•	citation from a state licensing or authorizing agency of failing to meet state or agency requirements;
•	failure of a to-be-developed financial stress test ED may develop;
•	an institution has high annual drop-out rates;
•	an institution is placed on show-cause, probation or similar adverse action threatening an institution’s accreditation for failure to meet an accreditation standard;
•	violation of a provision or requirement in a loan agreement;
•	pending claims for borrower relief; and

•	ED expects to receive a significant volume of claims for borrower relief based on a lawsuit, settlement, judgment or finding from a state or federal administrative proceeding.

All of these triggers introduce considerable uncertainty and provide ED broad discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection it determines is required. If any of the triggering events materialize, our institutions may be required to post a letter of credit equal to 10% or more of the institution’s previous year’s annual Title IV disbursements and to provide warnings to prospective and current students that the institution has been required to provide enhanced financial protection to ED.

            Additional Disclosures. The regulations establish a new student loan repayment rate measure for for-profit institutions only that assesses the rate at which student loan borrowers are repaying the principal balance of their federal student loans in the years immediately after leaving the institution. Those institutions for which the median borrower has not paid down any principal are required to provide prospective and current students with a disclosure that notes a majority of recent student loan borrowers that attended the institution are not paying down their loans. The disclosure is required to be broadly disseminated and included prominently in all advertising materials. ED’s recent broad promotion and endorsement of income based repayment options for students has adversely impacted the rate that student borrowers pay off their loans, particularly during the earlier period where students may be earning lower entry level wages, which may impact compliance with this new measure.

            Arbitration Agreements. The regulations prohibit an institution from incorporating any class action waiver provisions, or any arbitration clauses, in any agreements with students. If an institution’s contracts currently contain a pre-dispute arbitration provision or a class waiver, the institution will be required to amend the agreement or provide a specific notice to students, using language provided by ED that explains that those provisions have been changed. This requirement applies to any existing agreements at the time the rule becomes effective, not just for those agreements entered into after July 1, 2017.

       In the closed school context, ED has engaged in significant student outreach and is actively encouraging and promoting loan discharge through its new Borrower Defense Unit and in a report dated October 28, 2016, ED noted that there are over 4,000 pending applications for loan discharge from students that are unrelated to the collapse of Corinthian Colleges, a former for-profit public company competitor. ED acknowledges that the burden of these regulations falls on institutions and we expect to experience additional administrative burdens associated with monitoring, reporting and disclosure obligations as well as responding to future claims for loan discharge. The Company cannot predict the impact these regulations will have on student enrollment, the volume of claims for loan discharge we may receive or our future financial responsibility as determined by ED.

Gainful Employment. On October 20, 2016, ED provided our institutions with their first program level draft debt-to-earnings rates under the new gainful employment regulation using 2014 earnings information obtained from the U.S. Social Security Administration. Included within these rates was also ED’s first program level median debt calculation. We are currently analyzing the underlying data provided. An institution has 45 days from receipt to appeal any inaccuracies it finds in the draft metrics, and ED has indicated that the final rates will be made public in January 2017. As previously disclosed, we have been closely monitoring a few programs within our University Group that we believed would be close to the regulatory thresholds for passing and we expected that certain of our culinary arts and art & design programs that are in teach-out have the greatest risk of losing Title IV eligibility under the new gainful employment eligibility test. In line with these expectations, AIU had two, and CTU had three, of its continuing programs in the “zone” for meeting the gainful employment standard. Each university also had one program that failed to meet the standard; however, both of these programs are in the process of being placed into teach-out. All other programs that were in the zone or failed for the University Group and our Transitional Group and Culinary Arts segments had previously discontinued enrolling new students and are in the process of being taught out.

We continue to closely monitor the continuing programs within our University Group that are in the zone or are close to the threshold for being in the zone. The most significant of these are the Criminal Justice programs at AIU and CTU, which represent approximately 18% of University Group total enrollments. We are working to launch new or modified programs or specializations that we believe are likely to have positive gainful employment outcomes. We believe a significant portion of students interested in the University Group programs that are in the zone or failed will migrate to other existing programs or to these new or modified programs or specializations. A program does not lose Title IV Program eligibility unless it fails the gainful employment test for two out of three years, or either fails or is in the zone for three out of four years. We will also continue to monitor programs that are in teach-out and did not pass this first year of the gainful employment test and will try to minimize any impact to our students of a potential loss of Title IV Program eligibility prior to completion of a teach-out. These programs remain Title IV eligible unless and until they fail a second time in a three-year period.

Because we rely on ED to provide us with the historical salary and debt information that is used in these calculations and due to the historical nature of the data used in the test, there can be no assurance that our actions will result in future compliance and the regulation could adversely affect the eligibility of the programs we offer. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Gainful

Employment,” in our Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors – ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations,” in this Quarterly Report on Form 10-Q for more information about the gainful employment regulation and the risks associated with it.

HLC Rulemaking. In August 2016, The Higher Learning Commission (“HLC”) adopted changes to its Special Monitoring Policy following a brief notice and comment period. The revisions to the Special Monitoring Policy allow the President of HLC, after consulting with the HLC Board of Trustees, to publicly designate an institution as a school “in financial distress” or “under governmental investigation.” The factors listed that could give rise to a “financial distress” designation include: significant diminished financial contribution from a state; significant escalation in institutional indebtedness; placement by ED on Heightened Cash Monitoring for significant reasons related to finances or financial management of the institution or any parent or superordinate entity; formal declaration by the institution of financial exigency or emergency; going concern warning by the institution’s auditors; or other similar financial situations. The governmental investigation designation could be triggered by any of the following: an investigation by one or more state attorneys general, the Federal Trade Commission, the U.S. Department of Justice or other federal agency; a notice of intended limitation, suspension or termination action by ED; or other significant investigations, litigation or enforcement action by or joined by a governmental authority related to institutional or academic operations or activities. Either of these designations may result in additional monitoring and/or financial reporting by the institution and a strict scrutiny review by HLC of any requests for substantive change at the institution, requiring the institution to demonstrate a compelling reason for the change and that it has sufficient resources to support the change.

The breadth of conditions in the revised Special Monitoring Policy that could result in the public designation of an institution as “in financial distress” or “under governmental investigation” may cause our HLC-accredited institutions, AIU and CTU, to be labeled with one and possibly both of these designations. See Note 8 “Contingencies” to our unaudited condensed consolidated financial statements for information regarding the current Heightened Cash Monitoring status imposed on our institutions and certain current pending governmental inquiries. The status and timing of certain investigations and other actions that could result in one of these designations may be unknown and open-ended and, in some cases, we are not informed when they are closed or completed. Both AIU and CTU have regularly scheduled HLC visits in the next couple of years. CTU’s next visit is scheduled for May 2017 and AIU’s next visit is scheduled for May 2018. Although HLC indicates that the designations would typically not extend beyond 2 years, it would be difficult to predict if and when our institutions would be in a position to remove these designations by HLC should they be applied according to the policy. The imposition of these public designations and the potential limitation on our ability to implement substantive changes at our HLC-accredited institutions could have a material adverse impact on our business, results of operations, cash flows and financial condition.

Program Participation Agreements. As previously disclosed, all of the Company’s institutions were issued provisional program participation agreements that are effective through December 31, 2016. As long as an institution has submitted an application for re-certification 90 calendar days prior to the expiration of its current program participation agreement, the institution’s eligibility to participate in Title IV Programs continues on a month-to-month basis until ED completes its review. Each of our institutions which have continuing operations after December 31, 2016 applied for recertification by September 30, 2016 in order to continue its eligibility to participate in Title IV Programs. Although we believe we are in compliance with the terms of the provisional program participation agreements, ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all requirements.

Cohort Default Rates.In late September 2016, ED released the official three-year cohort default rates for the 2013 cohort. Each of our institutions had cohort default rates under the 30% threshold for the 2013 cohort and, across our institutions as a whole, our three-year rates for 2013 decreased (i.e., improved), marking our fourth consecutive year of improvement since official three-year rates were first issued for the 2009 cohort. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information about cohort default rates, our prior year rates and ED’s related standards.

ACICS Recognition by ED. In order to participate in Title IV Programs, an institution must be accredited by an accrediting agency recognized by ED. All accrediting agencies that are recognized by ED are subject to periodic review by ED, at which time ED determines whether the agency continues to meet ED’s recognition criteria. The current approval for the Accrediting Council for Independent Colleges and Schools (“ACICS”) expires in 2016 and on September 22, 2016, ACICS received notice that ED staff had denied renewal of this recognition for ACICS. On September 23, 2016, ACICS informed ED that it intends to appeal this decision which is permitted as part of ED’s review process. If ACICS loses recognition by ED as an approved Title IV accreditor, the institutions it accredits would have 18 months to become accredited by a different eligible agency in order to maintain Title IV eligibility. All of our ACICS-accredited campuses are in teach-out and we believe those teach-outs will be substantially complete prior to the expiration of this 18 month period of continued Title IV eligibility. Any remaining campuses are not expected to have a material impact to the Company. Therefore, we do not plan to seek other institutional accreditation for our ACICS-accredited campuses. However, although Title IV eligibility continues during this 18 month period, there could be some impact regarding state licensure where it is linked to accreditation. We expect that ED and various states will provide additional information to ACICS-accredited institutions as this situation develops.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2016 and 2015 (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2016	% of Total Revenue	2015	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
TOTAL REVENUE	$167,625		$203,484		$549,137		$647,326
OPERATING EXPENSES
Educational services and facilities (1)	51,393	30.7%	74,888	36.8%	170,993	31.1%	222,846	34.4%
General and administrative: (2)
Advertising	45,272	27.0%	55,498	27.3%	122,088	22.2%	178,938	27.6%
Admissions	19,842	11.8%	24,444	12.0%	63,352	11.5%	81,599	12.6%
Administrative	38,152	22.8%	46,807	23.0%	128,586	23.4%	165,831	25.6%
Bad debt	8,457	5.0%	6,428	3.2%	23,332	4.2%	15,653	2.4%
Total general and administrative expense	111,723	66.7%	133,177	65.4%	337,358	61.4%	442,021	68.3%
Depreciation and amortization	5,215	3.1%	5,962	2.9%	16,986	3.1%	19,861	3.1%
Asset impairment	-	0.0%	33,446	16.4%	237	0.0%	50,837	7.9%
OPERATING (LOSS) INCOME	(706)	-0.4%	(43,989)	-21.6%	23,563	4.3%	(88,239)	-13.6%

PRETAX (LOSS) INCOME	(479)	-0.3%	(44,656)	-21.9%	23,990	4.4%	(90,146)	-13.9%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	21	0.0%	35	0.0%	8,776	1.6%	(923)	-0.1%
Effective tax rate	4.4%		0.1%		36.6%		-1.0%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(500)	-0.3%	(44,691)	-22.0%	15,214	2.8%	(89,223)	-13.8%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(186)	-0.1%	(544)	-0.3%	(1,050)	-0.2%	(1,616)	-0.2%

NET (LOSS) INCOME	$(686)	-0.4%	$(45,235)	-22.2%	$14,164	2.6%	$(90,839)	-14.0%

(1)

Educational services and facilities expense includes costs directly attributable to the educational activities of our institutions, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, such as rents on campus leases, certain costs of establishing and maintaining computer laboratories and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our campuses, including costs of textbooks and laptop computers.

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Revenue

Current quarter and current year to date revenue decreased 17.6% and 15.2%, respectively, as compared to the respective prior periods driven by the overall decline in total student enrollments. Excluding the Transitional Group and Culinary Arts, which no longer enroll new students as they teach out each campus, revenue increased approximately 2.4% for the current quarter and 3.4% for the current year to date as compared to the respective prior periods, driven by an increase in total student enrollments and revenues within CTU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2016	% of Total Revenue	2015	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
Educational services and facilities:
Academics & student related	$29,941	17.9%	$42,206	20.7%	$103,652	18.9%	$140,591	21.7%
Occupancy	21,452	12.8%	32,682	16.1%	67,341	12.3%	82,255	12.7%
Total educational services and facilities	$51,393	30.7%	$74,888	36.8%	$170,993	31.1%	$222,846	34.4%

The decrease in educational services and facilities expense as compared to the prior year quarter and year to date is primarily driven by lower costs within our teach-out campuses, most notably occupancy, faculty and bookstore costs, partially offset with a slight increase in academics and student related expenses within CTU as a result of the increase in total student enrollments. Additionally, the prior year to date included severance charges related to the May 2015 restructuring decisions. The decrease in occupancy expenses for the current quarter and year to date was driven by the continued focus over the past several quarters to exit or sublease facilities as campuses complete their teach-out. The current quarter occupancy expense was impacted by approximately $4.9 million of real estate charges related to our teach-out campuses. The University Group experienced improvement in occupancy and academic costs as a percentage of revenue as we continue to closely monitor the variable costs while maintaining appropriate student-teacher ratios.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2016	% of Total Revenue	2015	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
General and administrative:
Advertising	$45,272	27.0%	$55,498	27.3%	$122,088	22.2%	$178,938	27.6%
Admissions	19,842	11.8%	24,444	12.0%	63,352	11.5%	81,599	12.6%
Administrative	38,152	22.8%	46,807	23.0%	128,586	23.4%	165,831	25.6%
Bad Debt	8,457	5.0%	6,428	3.2%	23,332	4.2%	15,653	2.4%
Total general and administrative expense	$111,723	66.7%	$133,177	65.4%	$337,358	61.4%	$442,021	68.3%

General and administrative expense decreased for the current quarter and current year to date as compared to the respective prior periods, primarily due to decreases within advertising, administrative and admissions expenses. The lower advertising expense is substantially related to the elimination of advertising on Career Schools brands as a result of campus teach-outs as well as decreased expense within our University Group related to efficiencies developed within certain marketing channels. Administrative expenses were lower for the current quarter and current year to date as compared to the respective prior periods due to reductions associated with the teach-out of campuses and our continued focus to reduce costs throughout the organization. Additionally, the prior year to date included severance charges related to the May 2015 restructuring decisions. Admissions costs have decreased primarily in salary and related expenses due to the Transitional Group and Culinary Arts campuses no longer enrolling new students. Overall, general and administrative expenses increased slightly as a percent of revenue for the current year quarter as compared to the prior year quarter as a result of our Transitional Group campuses nearing the end of their teach-outs. Expenses that are fixed for these campuses remain while revenue continues to decrease through the eventual campus closure date.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2016 and 2015 was as follows (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2016	% of Segment Revenue	2015	% of Segment Revenue	2016	% of Segment Revenue	2015	% of Segment Revenue
Bad debt expense:
CTU	$5,758	6.3%	$3,671	4.3%	$15,599	5.7%	$8,784	3.4%
AIU	1,497	3.1%	1,620	3.2%	5,259	3.5%	3,662	2.4%
Total University Group	7,255	5.2%	5,291	3.9%	20,858	4.9%	12,446	3.0%
Corporate and Other	(57)	NM	(86)	NM	(3)	NM	(171)	NM
Sub Total	7,198	5.2%	5,205	3.8%	20,855	4.9%	12,275	3.0%
Culinary Arts	862	4.0%	901	2.2%	1,861	2.1%	1,708	1.3%
Transitional Group	397	5.8%	322	1.2%	616	1.9%	1,670	1.6%
Total bad debt expense	$8,457	5.0%	$6,428	3.2%	$23,332	4.2%	$15,653	2.4%

          The current quarter and current year to date increase in bad debt expense as compared to the respective prior periods was primarily driven by an increase in reserve rates due to historical performance as well as an increase in reserve rates related to students who are experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by ED. The current quarter expense experienced a slight negative impact related to ED program integrity and improvement regulations regarding cash management of Title IV federal student aid funds, in particular issuing Title IV credit balances, which became effective July 1, 2016. We expect this slight adverse impact to continue.

Operating (Loss) Income

The operating loss reported for the current quarter and operating income reported for the current year to date improved by $43.3 million and $111.8 million, respectively, as compared to the prior year quarter and year to date operating loss of $44.0 million and $88.2 million, respectively. The current quarter’s operating loss was driven by the fixed operating expenses within our teach-out campuses as they near the end of the teach-out with declines in revenue more than offsetting declines in operating expenses. The prior quarter and year to date operating losses included $33.4 million and $50.8 million of asset impairment charges, respectively. Initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions continue to drive improvements in operating margins within several of our segments.

Provision for (Benefit from) Income Taxes

For the quarter ended September 30, 2016, we recorded a provision for income taxes of less than $0.1 million or 4.4% as compared to a provision for income taxes of less than $0.1 million or 0.1% for the prior year quarter. The current quarter provision for income taxes was impacted by tax reserves in the current quarter and the tax effect of expenses that are not deductible for tax purposes. We recorded $8.8 million or 36.6% of provision for income taxes for the year to date ended September 30, 2016 as compared to a benefit of $0.9 million or 1.0% for the year to date ended September 30, 2015. The effective tax rate for the year to date ended September 30, 2016 was reduced by 8.8%, due to a $2.1 million favorable tax adjustment upon completion of a federal tax audit. The effective rate for the quarter and year to date ended September 30, 2015 was primarily driven by maintaining a full valuation allowance against our deferred tax assets. For the quarter and year to date ended September 30, 2015, the effect of federal and state valuation losses reduced the effective tax rate benefit by 42.4% and 41.8%, respectively.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2016	2015	% Change	2016	2015	% Change	2016	2015
REVENUE:
CTU	$90,921	$85,433	6.4%	$21,486	$18,616	15.4%	23.6%	21.8%
AIU	48,542	50,688	-4.2%	291	1,695	-82.8%	0.6%	3.3%
Total University Group	139,463	136,121	2.5%	21,777	20,311	7.2%	15.6%	14.9%
Corporate and Other	-	39	NM	(5,587)	(8,040)	30.5%	NM	NM
Subtotal	139,463	136,160	2.4%	16,190	12,271	31.9%	11.6%	9.0%
Culinary Arts	21,369	41,410	-48.4%	(1,801)	(33,195)	94.6%	-8.4%	-80.2%
Transitional Group	6,793	25,914	-73.8%	(15,095)	(23,065)	34.6%	-222.2%	-89.0%
Total	$167,625	$203,484	-17.6%	$(706)	$(43,989)	98.4%	-0.4%	-21.6%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2016	2015	% Change	2016	2015	% Change	2016	2015
REVENUE:
CTU	$274,623	$256,734	7.0%	$70,693	$57,495	23.0%	25.7%	22.4%
AIU	152,123	155,778	-2.3%	9,036	3,982	126.9%	5.9%	2.6%
Total University Group	426,746	412,512	3.5%	79,729	61,477	29.7%	18.7%	14.9%
Corporate and Other	-	117	NM	(17,160)	(20,936)	18.0%	NM	NM
Subtotal	426,746	412,629	3.4%	62,569	40,541	54.3%	14.7%	9.8%
Culinary Arts	89,990	128,170	-29.8%	1,666	(43,512)	103.8%	1.9%	-33.9%
Transitional Group	32,401	106,527	-69.6%	(40,672)	(85,268)	52.3%	-125.5%	-80.0%
Total	$549,137	$647,326	-15.2%	$23,563	$(88,239)	126.7%	4.3%	-13.6%

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended September 30,			For the Year to Date Ended September 30,			As of September 30,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
CTU (1)	5,390	5,470	-1.5%	15,240	16,180	-5.8%	21,400	20,600	3.9%
AIU (1)	3,190	2,980	7.0%	10,600	10,350	2.4%	10,500	10,800	-2.8%
Total University Group (1)	8,580	8,450	1.5%	25,840	26,530	-2.6%	31,900	31,400	1.6%
Culinary Arts (2)	-	3,290	NM	990	6,780	NM	3,500	9,200	-62.0%
Transitional Group (2)	10	510	NM	90	3,170	NM	1,100	5,200	-78.8%
Total	8,590	12,250	-29.9%	26,920	36,480	-26.2%	36,500	45,800	-20.3%

(1)

New student enrollments were positively impacted by a change to how the Company records certain cancelled students. Excluding the impact of this change new student enrollments would have decreased 4.8% for CTU, increased 2.3% for AIU and decreased 2.2% for the University Group for the quarter ended September 30, 2016 as compared to the prior year quarter. For the year to date September 30, 2016, new student enrollments would have decreased 6.9% for CTU, increased 1.1% for AIU and decreased 3.8% for the University Group, as compared to the prior year to date.

(2)

Teach-out campuses within the Transitional Group and Culinary Arts segments no longer enroll new students upon teach out effective date. For Culinary Arts, teach-outs announced in December 2015 were effective beginning after the January 2016 new enrollments. Students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter and year to date revenue increased by $3.3 million or 2.5% and $14.2 million or 3.5%, respectively, as compared to the respective prior periods. This increase in revenue was primarily driven by an increase in total student enrollments for CTU. The revenue for CTU for the current quarter and year to date increased by $5.5 million or 6.4% and $17.9 million or 7.0%, respectively, as compared to the respective prior periods. AIU experienced a current quarter and year to date decline of 4.2% and 2.3%, respectively, as compared to respective prior periods, primarily due to a slight decline in total enrollments of 2.8%.

New enrollments, excluding the impact related to a change in methodology related to how we record certain cancelled students, increased within AIU for the current quarter and year to date compared to respective prior periods. This increase was driven by optimization of the admissions model as well as an enhanced onboarding and orientation process. As a result, the rate of decline for total enrollments at AIU has continued to improve. New enrollments decreased within CTU for the current quarter and year to date compared to the respective prior periods. We have implemented improvements in various front-end, student onboarding processes during the first half of 2016 and as a result have seen improving trends within CTU during the current quarter as the rate of decline is improving.

Current quarter and year to date operating income for the University Group increased $1.5 million or 7.2%, and $18.3 million or 29.7%, respectively, as compared to the respective prior year periods. The increase is primarily driven by an overall decrease in operating expenses for the current year to date and increases in revenue for CTU for both the current quarter and year to date. The current quarter and year to date operating income increased within the CTU segment and within AIU for the current year to date, as compared to the respective prior periods. Most expense categories were lower when compared to the respective prior year periods, except for bad debt expense which reflected an increase due to increased reserve rates. AIU’s current quarter operating income decreased $1.4 million as compared to the prior year quarter due to decreased expenses being more than offset by the decrease in revenue.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. The current quarter and year to date declines in revenue as compared to respective prior year periods is primarily a result of the decision to teach-out the campuses. Additionally, the prior year quarter and year to date included asset impairment charges of $33.4 million and $43.1 million, respectively. We expect revenue and operating expenses to continue to decline as compared to respective prior periods as campuses wind down their operations through 2017. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

Transitional Group. This segment includes our non-LCB campuses that are currently being taught-out. The current quarter and year to date decline in revenue as compared to the respective prior periods resulted from the decision to teach-out the campuses. The current quarter occupancy expense included $4.9 million of charges related to campus closures as well as reduction of space at certain of our campuses. The prior year to date included $8.5 million of severance and related costs as a result of the teach-out announcements made during the prior year period. We expect revenue and operating expenses to continue to decline compared to respective prior periods as campuses wind down their operations through 2018. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss for the current quarter and year to date improved by $2.5 million or 30.5% and $3.8 million or 18.0%, respectively, as compared to the respective prior periods. The prior year to date costs include severance and related costs due to the May 2015 restructuring decisions. The decrease in cost is primarily driven by reduced staff and ongoing efficiencies.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2016, cash, cash equivalents, restricted cash and available-for-sale short-term investments totaled $217.8 million. Restricted cash and investment balances as of September 30, 2016 approximate $11.0 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent losses from our Transitional Group and Culinary Arts campuses have driven a net cash usage in recent years. However, as we execute on our transformation strategy, including the wind-down of our teach-out campuses, we expect our cash usage to moderate through the remainder of 2016 and 2017 and to begin generating cash in 2018. We expect to end 2016 with cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of borrowings, in the range of $180 million to $190 million and to end 2017 with balances in the range of $160 million to $170 million. These expectations are based upon, and subject to, the key updated assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “2016 Third Quarter Overview.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We continue to focus on our transformation strategy which we believe will position CEC for a return to sustainable growth and optimize our capital structure. Our credit facility allows us to borrow up to a maximum amount of $95 million and is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 8 “Contingencies” to our unaudited condensed consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive or retain Title IV Program funds may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Operating Cash Flows

During the year to date ended September 30, 2016, net cash flows provided by operating activities totaled $15.7 million compared to net cash flows used in operating activities of $21.0 million for the year to date ended September 30, 2015. The improvement in cash flow from operations as compared to the prior year is primarily driven by wind-down of our teach-out campuses and improved operating performance within the University Group.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For each of the years to date ended September 30, 2016 and 2015, approximately 77% of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the years to date ended September 30, 2016 and 2015, net cash used in investing activities totaled $37.9 million and $4.4 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $38.0 net cash outflow and $5.4 million net cash inflow during the years to date ended September 30, 2016 and 2015, respectively.

Capital Expenditures. Capital expenditures decreased to $3.4 million for the year to date ended September 30, 2016 as compared to $7.9 million for the year to date ended September 30, 2015. Capital expenditures represented approximately 1.0% of total revenue for each of the years to date ended September 30, 2016 and 2015.

Proceeds on sale of assets. During the year to date ended September 30, 2016, we received $3.6 million related to the sale of property and equipment, of which $3.4 million was previously recorded as a receivable within receivables, other, net on our condensed consolidated balance sheet as of December 31, 2015.

Financing Cash Flows

During the years to date ended September 30, 2016 and 2015, net cash flows provided by financing activities totaled $11.0 million and $0.3 million, respectively.

Credit Agreement. On December 11, 2015, we entered into an amendment to our Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement which, among other things, decreased the revolving credit facility to $95.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2016, we repaid the $38.0 million which was borrowed under the revolving credit facility under the Credit Agreement during the fourth quarter of 2015. As of September 30, 2016, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Restricted Cash. As of September 30, 2016, we had approximately $1.4 million of restricted cash to secure outstanding letters of credit. As of December 31, 2015, our restricted cash balances approximated $49.8 million related to collateralization of borrowings under our Credit Agreement and certificates of deposit to secure outstanding letters of credit. A portion of the decrease in restricted cash relates to the repayment of our borrowings under the Credit Agreement discussed above as well as a change in classification for $9.6 million of restricted funds which are now invested in certificates of deposit which have maturity dates greater than 90 days and therefore are treated as short-term investments.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2015 to September 30, 2016 were as follows (dollars in thousands):

	September 30,	December 31,
	2016	2015	% Change
ASSETS
CURRENT ASSETS:
Restricted cash	$1,375	$49,821	-97%
Restricted short-term investments	9,597	-	NM
Receivables, other, net	876	5,194	-83%
NON-CURRENT ASSETS:
Deferred income tax assets, net	130,343	137,716	-5%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	-	38,000	-100%
Liabilities of discontinued operations	7,004	13,067	-46%
NON-CURRENT LIABILITIES:
Liabilities of discontinued operations	5,862	9,376	-37%

          Restricted cash: The decrease is primarily driven by the repayment of borrowings under our Credit Agreement and the transfer of restricted funds to short-term investments.

          Restricted short-term investments: The increase is driven by the investment of restricted cash in short-term investments during the current year.

          Receivables, other, net: The decrease is primarily driven by the receipt of $3.4 million during the current year to date related to the sale of property in a prior period.

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

Contractual Obligations

As of September 30, 2016, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2016 (4)	2017	2018	2019	2020	2021 & Thereafter	Total
Gross operating lease obligations (1)
CTU	$1,538	$1,578	$1,627	$1,678	$1,738	$679	$8,838
AIU	6,235	5,708	5,789	5,928	3,074	1,692	28,426
Total University Group	7,773	7,286	7,416	7,606	4,812	2,371	37,264
Corporate and Other	4,799	4,848	4,951	5,005	5,144	9,362	34,109
Subtotal	12,572	12,134	12,367	12,611	9,956	11,733	71,373
Culinary Arts	22,166	20,725	17,085	13,181	8,872	4,937	86,966
Transitional Group	20,466	16,250	13,202	7,812	4,918	4,246	66,894
Discontinued Operations	14,972	12,691	6,734	1,438	620	-	36,455
Total gross operating lease obligations (2)	$70,176	$61,800	$49,388	$35,042	$24,366	$20,916	$261,688

Sublease income (3)
CTU	$5	$13	$14	$6	$-	$-	$38
AIU	117	-	-	-	-	-	117
Total University Group	122	13	14	6	-	-	155
Corporate and Other	211	232	237	242	105	-	1,027
Subtotal	333	245	251	248	105	-	1,182
Culinary Arts	2,463	2,544	2,354	1,611	322	54	9,348
Transitional Group	1,185	960	800	516	283	95	3,839
Discontinued Operations	5,566	5,507	1,481	675	691	-	13,920
Total sublease income	$9,547	$9,256	$4,886	$3,050	$1,401	$149	$28,289

Net operating lease obligations
CTU	$1,533	$1,565	$1,613	$1,672	$1,738	$679	$8,800
AIU	6,118	5,708	5,789	5,928	3,074	1,692	28,309
Total University Group	7,651	7,273	7,402	7,600	4,812	2,371	37,109
Corporate and Other	4,588	4,616	4,714	4,763	5,039	9,362	33,082
Subtotal	12,239	11,889	12,116	12,363	9,851	11,733	70,191
Culinary Arts	19,703	18,181	14,731	11,570	8,550	4,883	77,618
Transitional Group	19,281	15,290	12,402	7,296	4,635	4,151	63,055
Discontinued Operations	9,406	7,184	5,253	763	(71)	-	22,535
Total net contractual lease obligations (2)	$60,629	$52,544	$44,502	$31,992	$22,965	$20,767	$233,399

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

Interest Rate and Foreign Currency Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of September 30, 2016, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of September 30, 2016 and December 31, 2015. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recently adopted “defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

          On October 28, 2016, ED issued complex, significant new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “defense to repayment.”  The regulations set forth categories of borrower defenses that could be asserted by students with student loans disbursed on or after July 1, 2017 and also provide that ED may automatically discharge loans borrowed to attend schools that have closed on or after November 1, 2013 if a students that did not complete his or her program of study has not subsequently re-enrolled in another Title IV eligible institution within three years.  In most cases, the regulations entitle ED to seek reimbursement from the institution for any loans discharged under the new standards.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – 2016 Third Quarter Overview – Regulatory Updates – Borrower Defense to Repayment,” for an overview of the new regulations.

          We have in the past had claims made against us that if successfully made in the future could provide a basis for borrower claims for discharge of student loans.  See, for example, matters described in Note 8 “Contingencies” to our unaudited condensed consolidated financial statements.  We are also in the process of teaching out campuses within our Transitional Group and Culinary Arts segments.  Students enrolled at these campuses are afforded the reasonable opportunity to complete their program of study prior to the final teach-out date, but we cannot control the number of students who do not complete their program of study and therefore may seek discharge of their federal student loans pursuant to the closed school provisions of the new defense to repayment regulations.  ED has engaged in significant student outreach and is actively encouraging and promoting loan discharge through its new Borrower Defense Unit and in a report dated October 28, 2016, ED noted that there are over 4,000 pending applications for loan discharge from students that are unrelated to the collapse of Corinthian Colleges, a former for-profit public company competitor.  Our repayment liability to ED for discharged student loans could have a material adverse effect on our financial condition, results of operations and cash flows.

          The new regulations also make significant modifications to the existing rules governing an institution’s required financial responsibility and administrative capability.  The regulations specify a number of triggering events that introduce considerable uncertainty and provide ED broad discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection it determines is required.  We have in the past been in circumstances that if they occur in the future would constitute a triggering event under the new regulations.  If any of the triggering events materialize, our institutions may be required to post a letter of credit equal to 10% or more of the institution’s previous year’s annual Title IV disbursements.  If in the future we are required to post a letter of credit pursuant to these new regulations, we may not have the capacity to do so.  Even if we are able to post any required letter of credit, doing so may impact our ability to make investments in our business which could have a material adverse effect on our future growth prospects, financial condition, results of operations and cash flows.

          If we must post a letter of credit under the new regulations, we must also provide warnings to prospective and current students that the institution has been required to provide enhanced financial protection to ED.  In addition, the regulations establish a new student loan repayment rate measure for for-profit institutions only that assesses the rate at which student loan borrowers are repaying the principal balance of their federal student loans immediately after leaving the institution.  Those institutions for which the median borrower has not paid down any principal are required to provide prospective and current students with a disclosure that notes a majority of recent student loan borrowers that attended the institution are not paying down their loans.  The disclosure is required to be broadly disseminated and included prominently in all advertising materials.  ED’s recent broad promotion and endorsement of income based repayment options for students has adversely impacted the rate that student borrowers pay off their loans, particularly during the earlier period where students may be earning lower entry level wages, which may impact compliance with this new measure.  Any required warnings to prospective and current could have a material adverse effect on our student enrollments.

          An additional aspect of the regulations is that they prohibit an institution from incorporating any class action waiver provisions, or any arbitration clauses, in any agreements with students, including any existing agreements at the time the rule becomes effective on July 1, 2017. This provision is likely to increase our future litigation costs, and such costs may be material.

          We expect to experience additional administrative burdens associated with monitoring, reporting and disclosure obligations in connection with the new regulations, as well as responding to future claims for loan discharge, and these burdens may be material.  Some aspects of the new regulations are unclear and many involve significant discretion by ED.  Further, certain procedural aspects are pending future rulemaking by ED.  The content of additional rulemaking and future interpretations of the regulations by ED are unknown and could have a material negative impact on the Company.

          We cannot predict the impact the defense to repayment regulations will have on student enrollment, the volume of future claims for loan discharge, or our future financial responsibility as determined by ED, all of which could be materially adverse.

ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations.

       Under the Higher Education Act, for-profit institutions are generally eligible to participate in Title IV Programs only in respect of educational programs that “prepare students for gainful employment in a recognized occupation.” On October 30, 2014, ED published a new complex final regulation to define “gainful employment,” a term used in the Higher Education Act which historically has not been defined by Congress or ED. In addition to significant new disclosure requirements, the new regulation establishes debt to earnings ratio thresholds a program’s students must achieve for the program to remain eligible to participate in Title IV Programs. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations—Gainful Employment,” for more information about the new gainful employment regulation.

       On October 20, 2016, ED provided our institutions with their first program level draft debt-to-earnings rates under the new gainful employment regulation.  AIU had two, and CTU had three, of its continuing programs in the “zone” for meeting the gainful employment standard.  Each university also had one program that failed to meet the standard; however, both of these programs are in the process of being placed into teach-out.  The most significant of the continuing programs within our University Group that are in the zone are the Criminal Justice programs at AIU and CTU, which represent approximately 18% of University Group total enrollments.  We are working to launch new or modified programs or specializations that we believe are likely to have positive gainful employment outcomes.  There can be no assurance that the Company’s efforts to mitigate the impact of the regulation will be successful or result in compliance with the new regulation. In particular, the continuing eligibility of our educational programs for Title IV Programs is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, the Affordable Care Act’s incentive for businesses to reduce employee work schedules, pending immigration reform proposals and labor supply impacts on starting wages generally, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

       In addition, the disclosure and reporting requirements of the new regulation increase our costs of operations and could adversely impact student enrollment and retention and the reputation of our institutions.  If we are required to include a warning notice for any of our programs based on the debt-to-earnings rate, enrollment in those programs may decline materially.

       If a particular program ceased to be eligible for Title IV Programs, in most cases it would not be practical to continue offering that program under our current business model, which could reduce our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition.  Further, if any of our programs require a warning notice or cease to be eligible for Title IV student financial aid, including programs in our Transitional Group and Culinary Arts segments which are currently being taught out, we may incur substantial cost and expense, and lost revenue, in providing appropriate assistance to the affected students to complete their academic programs or transition to other programs inside or outside of our universities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2015				$183,296,772
January 1, 2016—January 31, 2016	-	$-	-	183,296,772
February 1, 2016—February 29, 2016	-	-	-	183,296,772
March 1, 2016—March 31, 2016	97,266	4.29	-	183,296,772
April 1, 2016—April 30, 2016	-	-	-	183,296,772
May 1, 2016—May 31, 2016	-	-	-	183,296,772
June 1, 2016—June 30, 2016	17,932	5.70	-	183,296,772
July 1, 2016—July 31, 2016	-	-	-	183,296,772
August 1, 2016—August 31, 2016	-	-	-	183,296,772
September 1, 2016—September 30, 2016	4,628	6.58	-	183,296,772
Total	119,826		-

(1)

Includes 119,826 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

(2)

As of September 30, 2016, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 3, 2016	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ ANDREW J. CEDEROTH
Andrew J. Cederoth Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+*10.1	Separation Agreement and General Release between Career Education Corporation and Jeffrey Cooper dated October 10, 2016

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, filed with the SEC on November 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.