Form 10-K
period 2016-12-31
CAREER EDUCATION CORP
filed 2017-02-23
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $5.95 per share closing sale price of the Registrant’s common stock on June 30, 2016 (the last business day of the Registrant’s most recently completed second quarter), was approximately $394,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 17, 2017, the number of outstanding shares of Registrant’s common stock was 68,535,001.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate,” “trend,” ”will,” “continue to,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

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

BUSINESS OVERVIEW

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

In 2015, we made the strategic decision to focus our resources and attention on our two universities. In accordance with that strategy, we are in the process of teaching out campuses within our Transitional Group and Culinary Arts segments. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date.

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

Our four reporting segments as of December 31, 2016 are described below.

University Group:

☐

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2016, students enrolled at CTU represented approximately 60% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

☐

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-

online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2016, students enrolled at AIU represented approximately 32% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

Career Schools Group:

Campuses included in our Career Schools segments include those which are currently being taught out or those which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, campuses which have closed or have been sold subsequent to January 1, 2015 no longer meet the criteria for discontinued operations and remain reported within continuing operations within our consolidated financial statements. Campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study; they no longer enroll new students.

☐

Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. These campuses are all expected to complete their teach-out activities by the end of 2017. As of December 31, 2016, students enrolled at LCB represented approximately 6% of our total enrollments.

During 2016, we completed the teach-out of one Culinary Arts campus (LCB St. Louis). The results of operations for this campus will remain reported within the Culinary Arts segment as part of continuing operations, in accordance with ASC Topic 360.

☐

Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. The campuses within the Transitional Group that have not yet ceased operations as of December 31, 2016 will complete their teach-outs on varying dates through 2018. As of December 31, 2016, students enrolled at the Transitional Group campuses represented approximately 2% of our total enrollments.

During 2016 we completed the teach-out of twelve campuses within our Transitional Group. The results of operations for these campuses will remain reported within the Transitional Group as part of continuing operations, in accordance with ASC Topic 360.

Revenues, operating income (loss) and total assets by reporting segment for each of the past three fiscal years are included in Note 16 “Segment Reporting” of the notes to our consolidated financial statements.

CAMPUS LOCATIONS

Our reporting segments, colleges and universities, and their campus locations, as of February 23, 2017 are summarized in the table below. Campuses that ceased operations prior to February 23, 2017 are not included.

Colleges and Universities, Campus Locations	Website
AMERICAN INTERCONTINENTAL UNIVERSITY ("AIU"):	www.aiuniv.edu
AIU Atlanta, Atlanta, GA (includes Georgia online programs)
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
LCB Las Vegas, Las Vegas, NV
LCB Los Angeles, Pasadena, CA
LCB Miami, Miramar, FL
LCB Minneapolis/St. Paul, Mendota Heights, MN
LCB Orlando, Orlando, FL
LCB Portland, Portland, OR
LCB Sacramento, Sacramento, CA
LCB San Francisco, San Francisco, CA
LCB Scottsdale (includes Online), Scottsdale, AZ
LCB Seattle, Tukwila, WA
TRANSITIONAL GROUP:
Briarcliffe College	www.briarcliffe.edu
Briarcliffe College (includes Online), Bethpage, NY
Briarcliffe College, Patchogue, NY
Harrington College of Design, Chicago, IL	www.harrington.edu
Sanford-Brown College ("SBC"):	www.sanfordbrown.edu
SBC Brooklyn Center, Brooklyn Center, MN
SBC Chicago, Chicago, IL
SBC Las Vegas, Henderson, NV
SBC Mendota Heights, Mendota Heights, MN
SBC Online, Tampa, FL
SBC Orlando, Orlando, FL
SBC San Antonio, San Antonio, TX
SBC Seattle, Seattle, WA
SBC Tampa, Tampa, FL

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary degree-granting education industry was more than a $600 billion industry through academic year 2013-14, according to a report published in 2016 by the U.S. Department of Education (“ED” or “the Department”), with approximately 21 million students attending institutions that participate in U.S. federal financial aid programs. The Department projects that enrollment in postsecondary degree-granting institutions is expected to grow approximately 15% over the eleven-year period ending in the fall of 2023 to approximately 24 million students. The majority of degree-seeking students today have one or more non-traditional characteristics (e.g., did not enroll immediately after high school graduation, attend part-time, work full-time, are financially independent for purposes of financial aid eligibility, have dependents other than a spouse, are single parents, or have no high school diploma). These non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers or in pursuit of new careers. As the industry has shifted to more students with non-traditional characteristics, an increasing proportion of colleges and universities are addressing the needs of working students. This includes colleges with well-established brand names that were historically focused on traditional students.

The postsecondary education industry is highly fragmented and increasingly competitive, with no one provider controlling a significant market share. Students choose among providers based on programs and degrees offered, program flexibility and convenience, geographic location, method of instruction (i.e. classroom or online), quality of instruction, employment placement rates, reputation, recruiting effectiveness and cost. Such multi-faceted market fragmentation results in significant differentiation among various education providers.

The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 7,200 Title IV eligible postsecondary education institutions in the United States for the academic year 2015-16, including approximately 3,300 for-profit schools; approximately 2,000 public, non-profit schools; and approximately 1,900 private, non-profit schools. According to the Department, over the 12-month period July 1, 2014 through June 30, 2015 approximately 27 million students were attending institutions that participate in the various Title IV Programs.

Our primary public company competitors in the for-profit postsecondary education industry are: American Public Education, Inc., Bridgepoint Education, Inc., Capella Education Company, DeVry Education Group Inc., Grand Canyon Education, Inc., Kaplan, Inc. (a division of the Graham Holdings Company), Laureate Education, Inc. and Strayer Education, Inc. We also compete with a number of privately held for-profit and non-profit postsecondary institutions, including community colleges. In addition, there is growing competition from online programs among postsecondary education institutions, including for-profit publicly traded and privately held institutions, as well as non-profit institutions who are increasing online offerings in response to the growing demand.

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

Although competition exists, for-profit educators serve a segment of the market for postsecondary education that we believe has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial resources to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings. In contrast, for-profit providers of postsecondary education offer potential students the greater flexibility and convenience of their institutions' programmatic offerings and learning structure and an emphasis on applied content. At the same time, the share of the postsecondary education market that has been captured by for-profit providers remains relatively small. As a result, we believe that in spite of recent regulatory changes and other challenges facing the industry, for-profit postsecondary education providers continue to have significant opportunities to address the demand for postsecondary education.

We believe that the online postsecondary education market continues to grow and gain acceptance across employers seeking qualified candidates for employment. Growth in the postsecondary education industry is being driven by online enrollment for a variety of reasons, including:

•	A growing demographic of adult learners;
•	A current gap in attainment of higher education for adult learners; and
•	Continued increased economic benefit for employees who hold a bachelor’s degree as compared to those with lower-level degrees.

Our Competitive Strengths

We believe that the following strengths differentiate our business:

Commitment to our students through focus on student experience, student retention and student outcomes. Our focus remains on strengthening academic outcomes through focus on the entire student life cycle from enrollment through completion of their program. As an education company, academic outcomes are the most relevant and critical measure of our success. We have been focused on putting the right leaders in our institutions to further our priority of strengthening our academic outcomes. Our institutions are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. We continue to invest and leverage technology to further enhance student learning and faculty engagement. We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates and we continue to work with our University regulators to expand our program offerings to provide students with increased offerings.

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

In addition, CTU and AIU each rolled out a mobile application during 2015 which was created to complement students’ mobile-centric lives. The mobile applications offer users the ability to connect with their university, track grades and degree progress in real-time and participate in courses from the palm of their hand. The student benefits of the mobile applications include motivating students and helping them connect with the university and remain on track with their course of study.

Innovative adaptive learning technology. Through our equity investment in CCKF, a Dublin-based educational technology company that provides intelligent, adaptive systems to power the delivery of individualized and personalized learning, we have strengthened our leadership position as an innovator in higher education and as a company dedicated to student success. Our adaptive learning content was developed by teams of our own instructors and has been integrated across many of our curricula. We have a perpetual license to this technology, which, when integrated with our proprietary learning management system, we refer to as intellipath.TM This academic and technological breakthrough has the potential to advance our understanding of the learning process and support improved student outcomes. Adaptive learning, supported by intellipath technology, allows us to visualize how each student learns through their interaction with the material.

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

The success of this personalized learning platform lies in the abundance of data it collects, which in turn helps our instructors determine how to structure courses, deliver material to students, predict and mitigate individual student challenges and identify teaching practices that yield the strongest results. A major difference between our platform and others is that it focuses on student learning achievements rather than solely on student satisfaction or how fast it facilitates a student to complete assignments.

Transformation Efforts. The strategic decisions made over the past several years to exit our Career Schools and International campuses and focus our resources and attention on our University institutions will enhance our financial and operating performance and enable us to focus more on student outcomes at our University institutions. Our teach-out campuses are progressing as expected and are on track to be complete in 2018, with substantial completion in 2017. Further, we have the capability to explore various options available to us to meet the challenges posed by various regulatory requirements that have been introduced within the industry and to continue to build upon our strong University platforms.

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

While operating costs for our institutions generally do not fluctuate significantly on a quarterly basis, we do traditionally increase our advertising investments during the first and third fiscal quarters in relation to the back to school seasons. Revenues, operating (loss) income and net (loss) income by quarter for each of the past two fiscal years are included in Note 18 “Quarterly Financial Summary” of the notes to our consolidated financial statements.

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

Our strategic plan is aimed at leveraging near-term demands for higher education with a career focus, while continuing to build the capabilities necessary to deliver sustainable and responsible long-term growth for our organization and its institutions. Within our University Group, we are focused on increasing the efficacy of our programs while seeking operational efficiencies in an effort to continually improve the student experience across the entire student lifecycle - for our campus-based students as well as our online students.

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

Growing the academic and economic value of our University platforms by enhancing student retention and outcomes aligns student interests with stockholder value. Our continued execution on transformation efforts have given us the ability to focus our resources and attention on our University institutions. We are committed to investing in our University brands, technology and faculty, all of which contribute to positive student experiences and outcomes.

Our strategic plan is built upon core guiding principles, including:

•	responsible growth;
•	student retention and outcomes;
•	academic quality and integrity;
•	student graduation and employment; and
•	compliance with regulations.

Responsible Growth

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

The admissions and entrance processes for our institutions are intended to identify students who are interested in meeting the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher student retention, increased student and employer satisfaction, and lower default rates on government loans utilized by the student. Generally, to be qualified for admission to one of our institutions, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet other admissions requirements.

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

Student Retention and Outcomes

We emphasize the importance of student retention at each of our institutions. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of academic, financial or personal reasons. We also employ student advisors that provide feedback and assistance to students during their course of study. We seek to improve retention rates by building a strong connection between our faculty and students and promoting instructional innovation, such as our M.U.S.E. instructional platform. These efforts, as well as our intellipath adaptive learning technology, are designed to assist our students to remain in school and succeed.

Through incremental investments in our student financial aid team, we have increased our document collection efforts with students. By ensuring that students have provided the correct documents timely, a student will be able to start their education with the knowledge of what loans, grants and financing are available to them, thus providing them with the capability of funding their education. The staff work with each student to assist in determining the best funding solution for their educational needs as well as provide transfer of credit counseling.

A new student advising model was implemented during 2016 which promotes specific and deliberate collaboration between faculty and advisors which we believe elevates accountability and effectiveness of our retention efforts. Coupled with the new student advising model, the University Group has made changes to course sequencing to build workload levels slowly as students develop skills and motivation. Lastly, we have reduced average class sizes to enhance the level of personalized support to our students.

Student Enrollment Statistics

Our total student enrollment as of December 31, 2016 and 2015 was approximately 36,600 students and 43,200 students, respectively. Included in total student enrollment were approximately 33,600 students and 31,900 students, respectively, for our University institutions, with approximately 31,200 students and 29,200 students, respectively, enrolled in our University Group fully-online academic programs. Related student enrollment demographic information for our University Group as of December 31, 2016 and 2015 was as follows:

University Group Student Enrollment by Age Group

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2016	2015
Over 30	62%	63%
21 to 30	36%	35%
Under 21	2%	2%

University Group Student Enrollment by Core Curricula

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2016	2015
Business Studies	72%	73%
Information Technology	15%	14%
Health Education	12%	12%
Visual Communications and Design Technologies	1%	1%

University Group Student Enrollment by Degree Granting Program

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2016	2015
Doctoral and Master's Degree	12%	13%
Bachelor's Degree	71%	69%
Associate Degree	17%	18%

Academic Quality and Integrity

We believe learning outcomes and career readiness are attained by our students as a result of the quality learning experience they are provided. Those learning experiences are facilitated by career-oriented program development, engaging instructional delivery and qualified faculty.

Program Development

Our universities develop and deliver a variety of programs resulting in the award of credentials ranging from certificates and diplomas to master’s and doctoral degrees in career-oriented programs of study including business studies, information technologies, health education and visual communication and design technologies.

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

Construction of a virtual campus that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. CEC’s online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, CEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. is a rich, engaging student experience that represents an innovative online method of delivering content.

CEC continues to invest in its methods for delivering online education. CEC has implemented the use of sophisticated adaptive learning technologies, referred to as intellipath, within our University institutions. Our roll-out of these technological tools is coupled with extensive faculty training. Continuous assessment facilitates the development of individualized, dynamic learning maps that both illustrate where student mastery has been achieved and where additional work is needed. Both the student and the instructor can see in real time where learning has taken place and where effort still needs to be applied. Additionally, students have access to a mobile application which was created to complement students’ mobile-centric lives. The student benefits of the mobile applications include motivating students and helping them connect with the university and remain on track with their course of study.

Faculty

CEC employs more than 2,400 credentialed, geographically disbursed, full-time and adjunct faculty who facilitate learning in our classrooms and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in compliance with current accepted higher education practices and in compliance with state, institutional accreditation and programmatic accreditation standards. Generally, all colleges and universities require the instructor to have a degree at least one level higher than the level of course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General education faculty members must possess at least a master’s degree. The average tenure of a CEC faculty member is greater than four years. We believe the longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms.

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

Compliance with Regulations

Specialized staff review, interpret and establish procedures for compliance with regulations governing financial assistance programs and processing financial aid applications. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation can be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding against one or all of our institutions.

All CEC institutions undergo an annual independent compliance audit for all Title IV programs as well as a variety of other compliance submissions and reviews from ED, the Department of Veteran’s Affairs, various state licensing agencies and institutional accreditors. CEC’s efforts to maintain compliance with all of these regulatory requirements are extensive and include:

•	Corporate and institutional resource teams that responds to student concerns;
•	Robust institutional effectiveness programs at each institution focused on continuous improvement;
•

A centralized corporate financial aid quality assurance team that continuously audits financial aid packaging, awarding, disbursements and returns to ensure compliance with ED, Department of Veterans Affairs or other requirements;

•

A centralized data and reporting team responsible for ensuring consistency in methodologies for calculating and supporting the various reports on student outcomes and submissions to regulators or the public;

•	An internal audit function reporting directly to the Audit Committee of the Board of Directors that audits and regularly monitors our operations, including compliance with regulations;
•

A legal and regulatory group that assists with the development and implementation of procedures and process controls and monitors execution to maintain compliance with federal and state regulations, as well as monitoring of federal and state regulatory developments;

•

A media compliance team that is responsible for the review and approval of student and public communications and media including advertising materials, web content and maintaining internal and external advertising standards;

•	Regular monitoring of recorded phone calls in order to support efforts to maintain quality student interactions;
•	Use of compliance-approved materials when speaking to potential and current students; and
•

Required annual ethics training that every employee must complete and quarterly compliance certifications for staff engaged in student recruitment, financial aid counseling and processing, career services and campus leadership.

Employees

As of December 31, 2016, we had a total of 5,149 employees, including 349 students employed on a part-time basis at certain of our institutions, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty (adjunct)	Total
CTU	668	7	87	54	1,196	2,012
AIU	613	8	88	42	574	1,325
Total University Group	1,281	15	175	96	1,770	3,337
Corporate and Other	816	13	1	-	-	830
Culinary Arts	132	1	107	137	69	446
Transitional Group	86	3	66	43	338	536
Total employees	2,315	32	349	276	2,177	5,149

ACCREDITATION AND JURISDICTIONAL AUTHORIZATIONS

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

Institutions in our University Group are accredited by The Higher Learning Commission (“HLC”) (www.hlcommission.org). AIU’s next re-affirmation of accreditation is scheduled for 2023-24, with its next comprehensive evaluation in May 2018. CTU’s next re-affirmation of accreditation is scheduled for 2022-23, with its next comprehensive evaluation in May 2017.

In August 2016, HLC adopted changes to its Special Monitoring Policy following a brief notice and comment period. The revisions to the Special Monitoring Policy allow the President of HLC, after consulting with the HLC Board of Trustees, to publicly designate an institution as a school “in financial distress” or “under governmental investigation.” The factors listed that could give rise to a “financial distress” designation include: significant diminished financial contribution from a state; significant escalation in institutional indebtedness; placement by ED on Heightened Cash Monitoring for significant reasons related to finances or financial management of the institution or any parent or superordinate entity; formal declaration by the institution of financial exigency or emergency; going concern warning by the institution’s auditors; or other similar financial situations. The governmental investigation designation could be triggered by any of the following: an investigation by one or more state attorneys general, the Federal Trade Commission, the U.S. Department of Justice or other federal agency; a notice of intended limitation, suspension or termination action by ED; or other significant investigations, litigation or enforcement action by or joined by a governmental authority related to institutional or academic operations or activities. Either of these designations may result in additional monitoring and/or financial reporting by the institution and a strict scrutiny review by HLC of any requests for substantive change at the institution, requiring the institution to demonstrate a compelling reason for the change and that it has sufficient resources to support the change.

The breadth of conditions in the revised Special Monitoring Policy that could result in the public designation of an institution as “in financial distress” or “under governmental investigation” may cause our HLC-accredited institutions, AIU and CTU, to be labeled with one and possibly both of these designations. See Note 11 “Contingencies” to our consolidated financial statements for information regarding the current Heightened Cash Monitoring status imposed on our institutions and certain current pending governmental inquiries. The status and timing of certain investigations and other actions that could result in one of these designations may be unknown and open-ended and, in some cases, we are not informed when they are closed or completed. Although HLC indicates that the designations would typically not extend beyond two years, it would be difficult to predict if and when our institutions would be in a position to remove these designations by HLC should they be applied according to the policy. The imposition of these public designations and the potential limitation on our ability to implement substantive changes at our HLC-accredited institutions could have a material adverse impact on our business, results of operations, cash flows and financial condition.

Our Transitional Group and Culinary Arts campuses, which are in teach-out, are also institutionally accredited as listed below through their expected closure date. Many are subject to supplemental reporting requirements so that the relevant accrediting agency may monitor student achievement outcomes and the financial position of these campuses. Any regulatory sanctions regarding outcomes for these campuses will not take effect since the programs are already in teach-out, which is typically the required action for failure to achieve a minimum standard within the specific time period.

In order to participate in Title IV Programs, an institution must be accredited by an accrediting agency recognized by ED. All accrediting agencies that are recognized by ED are subject to periodic review by ED, at which time ED determines whether the agency continues to meet ED’s recognition criteria. In 2016, ED did not renew its recognition for the Accrediting Council for Independent Colleges and Schools (“ACICS”), the institutional accreditor for the majority of our Transitional Group and Culinary Arts campuses. ACICS had sought renewal of its recognition which expired in 2016; on September 22, 2016, ED informed ACICS that ED staff had denied renewal of this recognition. The decision was appealed by ACICS and after a review of the appeal by the Secretary of Education, he affirmed the denial decision on December 12, 2016. ACICS’ motions for temporary and preliminary injunctions were denied. Subsequent to the Secretary’s decision, ED issued new provisional program participation agreements for all ACICS schools that expire on June 12, 2018, 18 months after the final decision by the Secretary (or on their earlier closure date). The provisional program participation agreements include an addendum that outlines the terms and conditions under which the institution can remain eligible to participate in Title IV Programs during this 18 month period. All of our ACICS-accredited campuses are in teach-outs that are expected to be complete prior to the expiration of this 18 month period. Therefore, we do not plan to seek other institutional accreditation for our ACICS-accredited campuses. These institutions are abiding by both the additional terms of their provisional program participation agreements in order to retain Title IV Program eligibility as well as the ACICS criteria to satisfy certain state licensing requirements during this transitional period. To date, state licensing agencies have provided institutions with the ability to retain their licensure despite the fact that ACICS is no longer recognized by ED. We continue to keep these agencies informed throughout this process.

Transitional Group and Culinary Arts Institutional Accreditation Table (1)

Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	Accreditor (2)
Briarcliffe College
Bethpage, NY (includes Online) (Patchogue, NY)	MSCHE
Harrington College of Design
Chicago, IL	HLC
Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; and Seattle, WA)	ACICS
Pasadena, CA	ACICS
Portland, OR (Tucker, GA and Mendota Heights, MN)	ACICS
San Francisco, CA	ACICS
Scottsdale, AZ (includes Online) (Cambridge, MA; Las Vegas, NV; and Miramar and Orlando, FL)	ACICS
Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	HLC
Sanford-Brown College
Chicago, IL	ACICS
Brooklyn Center, MN (Mendota Heights, MN)	ACICS
Tampa, FL (Orlando, FL; Henderson, NV; San Antonio, TX; Seattle, WA; and Online)	ACICS

___________

(1)	Status as of February 23, 2017.
(2)	Below is a key to the accreditation abbreviations used in the table above:
a.	ACICS – Accrediting Council for Independent Colleges and Schools
b.	MSCHE – Middle States Association Commission on Higher Education
c.	HLC – Higher Learning Commission

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

Our schools pursue programmatic accreditation if said accreditation is required by employers or licensing bodies in order for a graduate to practice the profession or if it is required in order for a graduate to sit for a licensing or certification exam in order to practice or advance in the profession. In some cases, programmatic accreditation is sought because it is desired by employers and may enhance the ability of our graduates to compete for employment in their field.

Programmatic accreditation has been granted by the following accrediting agencies for the following individual programs offered by our University Group institutions. Programmatic accreditation is also held by certain programs offered by campuses in the Transitional Group and Culinary Arts (all of which are in teach-out), but is not included in the table below.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Accredited

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Accreditation Council for Business Schools and Programs	American InterContinental University: Atlanta, Houston and Schaumburg; Colorado Technical University: Colorado Springs and Denver	Business

Commission on Collegiate Nursing Education	Colorado Technical University, Colorado Springs	Nursing

Council for the Accreditation of Educator Preparation	American InterContinental University, Schaumburg and Atlanta	Education

Project Management Institute Global Accreditation Center	Colorado Technical University: Colorado Springs and Denver	Project management

_____________________

(1)	Status as of February 23, 2017.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees, diplomas or certificates to its students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to regulation in the states where our physical campuses or administrative offices are located. Currently, each of our ground-based campuses is authorized by the state in which it is located. Additionally, our online institutions have sought confirmation of an exemption, separate state approval or recognition from the relevant state agency via participation in a consortia program called the State Authorization Reciprocity Agreement (“SARA”) in the states in which they enroll and/or recruit students.

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by state legislators) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). As of January 1, 2017, 47 states plus the District of Columbia are SARA participants (www.nc-sara.org). AIU and CTU are approved to participate in SARA by their home states (Illinois and Colorado, respectively). For those states that have not adopted laws to participate in SARA, local rules and thresholds for licensure apply. The state of California, which is not part of SARA, adopted new rules which will require our online schools to be registered with the state. The state has not yet issued specific guidance regarding this process, which goes into effect on July 1, 2017.

ED recently published new regulations, to be effective July 1, 2018, that condition Title IV Program eligibility on confirmation that an institution has the appropriate state approvals from any state which requires institutions to obtain its approval. The new regulations recognize SARA participation as a means to qualify in a state through reciprocity, which alleviates most of the impact. On January 30, 2017, in a notice published in the Federal Register, ED indicated that this rule was one of many it intended to review for potential modification.

Additional State Regulatory Matters

Over the past several years, states have increased their focus on the private, postsecondary education sector. This includes increased activity by state attorneys general in their review of the sector. In this regard, we have several pending inquiries by state attorneys general. See Note 11 “Contingencies – State Investigations” to our consolidated financial statements for more information about these inquiries.

Additionally, on August 19, 2013, the Company entered into an Assurance of Discontinuance with the New York Attorney General. Under the terms of this agreement, without admitting or denying any findings by the New York Attorney General, the Company agreed to, among other things: calculate and disclose placement rates according to agreed upon procedures and retain an independent consultant or audit firm to independently verify and report on such placement rates and to teach out programs going forward that do not achieve a 47.5% minimum placement rate. The Company’s Transitional Group campuses in New York as well as AIU Online and CTU Online have each reported and published this additional agreed upon placement rate which, in the case of AIU Online and CTU Online, only includes New York resident graduates. For the 2016 reporting year, none of the rates required to be calculated for AIU Online and CTU Online were below the minimum threshold required by the Assurance of Discontinuance. The Company’s remaining Transitional Group campus in New York is in teach-out and therefore no further action should be necessary with respect to programs which report rates below the minimum threshold.

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

A student is not required to meet any specific credit scoring criteria to receive a Direct Loan, but any student with a default on a prior loan made under any Title IV Program or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible. ED has established maximum annual and aggregate borrowing limits for Direct Loans.

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

Federal Pell Grant and Federal Supplemental Education Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2016-17 maximum annual Pell Grant is $5,815. The FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per academic year for the neediest students. Our institutions are required to provide matching funding for FSEOG awards that represent not less than 25% of the total FSEOG award to be received by eligible students. The matching may be accomplished through institutional, private and/or state funds.

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

Veterans Benefits Programs

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

On January 4, 2011, the President signed the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2016 is $21,970. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The MOU increases oversight of educational programs offered to active duty service members and conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Each of AIU and CTU signed this earlier version of the DoD’s standard MOU.

In August 2013, DoD began incorporating the Principles of Excellence outlined in the President’s 2012 Executive Order into their current MOU. Refer to the section below for more information on the Principles of Excellence.

In May 2014, DoD released a final version of its revised MOU and its changes include efforts to enhance departmental oversight of voluntary education programs as well as incorporate the remaining requirements as stated in the President's Executive Order 13607. The new provisions apply to all educational institutions providing education programs through the DoD tuition assistance program. Among other things, the MOU requests that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. The revised MOU also implemented rules to strengthen existing procedures for access to DoD installations by educational institutions, a DoD postsecondary education complaint system for service members, spouses, and adult family members to register student complaints and established authorization for the military departments to establish service-specific tuition assistance eligibility criteria and management controls. In September 2014, each of AIU and CTU signed DoD’s revised MOU.

2012 Executive Order Regarding Military and Veterans Education Benefits

On April 27, 2012, the President issued an executive order regarding the establishment of Principles of Excellence for educational institutions receiving funding from federal military and veterans educational benefits programs, including those provided by the Post-9/11 GI Bill and Uniform Tuition Assistance Program of the DoD. The executive order requires DoD, the Department of Veterans Affairs and ED to establish and implement “Principles of Excellence” to apply to educational institutions receiving such funding. The goals of the Principles are broadly stated in the order and relate to disclosures of costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Various implementation mechanisms are included, along with the development and implementation of the “VA Shopping Sheet,” a standardized cost form with federal aid information. While additional administrative support has been required to comply with the executive order, the overall impact to the Company has not been material.

Veterans Education Benefits for Students at ACICS-Accredited Institutions

In order for its students to receive veteran’s benefits, an institution must be accredited by an agency recognized by the U.S. Department of Education. This requirement had the potential to negatively impact veteran students at ACICS-accredited institutions since ED did not renew its recognition of that agency. The President signed a bi-partisan bill (which became Public Law 114-228) on September 29, 2016 to alleviate the impact on students by allowing a transition period for institutions. The law permits the Department of Veterans Affairs to continue approval for programs at ACICS-accredited institutions for up to 18 months unless the Department of Veterans Affairs or the state approving agency determines that there is evidence to support program disapproval. This 18-month period matches the time frame ED has adopted for institutions to maintain Title IV Program eligibility while they close or transition to another ED recognized accreditor.

Institutional Payment Plans

Some of our students will enter into institutional payment plans with our institutions to pay either all, or more commonly, a portion of their institutional charges directly to the school. This is more common for students who have a gap between their Title IV financial aid funding and other third party aid available to them and the institutional charges. We offer these payment plans over the in-school period, and up to 12 months beyond graduation. The payment plans do not include any interest or fees.

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

All of our institutions, including AIU and CTU, are currently operating on a provisional program participation agreement. AIU and CTU each have a program participation agreement that expired on December 31, 2016 and as a result are operating on a month-to-month approval pending ED’s review and processing of their pending applications for recertification. In addition, in December 2016, ED upheld the decision and the recommendations of the National Advisory Committee on Institutional Quality and Improvement to cease recognition of the Accrediting Council for Independent Colleges and Schools (ACICS). By statute, as a result of ACICS's loss of recognition, all affected institutions have been placed on provisional certification until they gain accreditation by another federally recognized accreditor, the expiration of an 18-month period or their closure. All of our ACICS-accredited schools are in teach-out, operating on a provisional certification, and we believe will complete the teach-out before the 18-month timeframe expires. The newly issued provisional program participation agreements subject CEC to additional reporting requirements. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – If ED denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

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

At this time, the future direction of many of these initiatives is uncertain as they may be impacted by federal budget cuts and/or shifts in policy goals and administration priorities. Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Increased scrutiny of the for-profit postsecondary education sector by Congress and various state and federal governmental agencies have resulted in adverse publicity and increased regulatory burdens and costs, and this trend may continue.”

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

Historically, Congress has reauthorized the Higher Education Act every five to six years. The last full reauthorization took place in 2008 and Congress has subsequently taken several actions which effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. We anticipate that Congress will work to either reauthorize the Higher Education Act in its entirety or pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs. Certain legislation has been introduced that is focused on simplifying both access to and repayment of Title IV funds. While it is uncertain whether those proposals will be enacted into law, simplifying the federal student aid programs and reducing the complexity of repayment should be of benefit to our students. However, continued scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically.

On January 20, 2017, White House Chief of Staff Reince Priebus issued a directive to the heads of each of the executive agencies, including ED, calling for a “regulatory freeze pending review” to allow for a 60 day delay in the effectiveness of certain new regulations to ensure that President Trump’s appointees and designees have the opportunity to review new or pending regulations. The freeze applies generally to pending regulatory actions and also published regulations that have not yet taken effect. On January 30, 2017, ED published in the Federal Register a notice applying this executive order to temporarily pause the effectiveness of a few actions ED had taken. In this notice ED also indicated that it intends to take additional regulatory action with respect to other regulations that have been published in the Federal Register but had not taken effect as of January 20, 2017, including ED’s regulations for “borrower defense to repayment,” TEACH Grants and state authorization. At this time, it is uncertain what actions ED will ultimately take regarding these and other regulations promulgated by the previous administration.

Program Integrity and Improvement

In recent years, ED has engaged in significant rulemaking efforts intended to develop new regulations focused on various topics. The negotiated rulemaking committee established to address program integrity and improvement issues for the federal student aid programs met four times from February through May 2014. Topics for discussion included clock-to-credit-hour conversion, state authorization (distance education and foreign institutions), cash management, retaking coursework and the definition of adverse credit for Direct PLUS loan eligibility. At their final meeting in May of 2014, the taskforce agreed on only four out of six topics negotiated. Because the team failed to reach consensus on all items, ED had discretion to develop its own regulatory language for comment.

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

On October 30, 2015, ED published program integrity and improvement final regulations on three items: cash management of Title IV federal student aid funds, which includes the use of stored value cards and issuing Title IV credit balances; clarification on the treatment of previously passed coursework for Title IV eligibility purposes; and simplification of the requirements for programs that must be treated like clock hour programs for the purposes of Title IV aid assessment. These new regulations remove the institutional authority to retain, with student authorization, any Title IV credit balance for future allowable education related charges in the applicable award year for schools that are placed on Heightened Cash Monitoring. In addition, the regulations require the institution to issue a Title IV credit balance to the student prior to drawdown of funding from ED. As a result, the new regulations may result in an increase to our overall student receivables balances. We have instituted additional practices during the latter part of 2016 to collect these balances. As a result of these efforts, we have experienced increased collection but are not able to collect all monies that have been provided to students. Therefore, we expect to experience an increase in our allowance for doubtful accounts in future periods. The rules also define arrangements between an institution and a third-party servicer or financial institution when performing functions associated with processing direct payments of Title IV funds. The rules prohibit an institution from requiring students to obtain an access device into which their credit balances must be deposited and provides strict guidance on the marketing practices and methods in which students are presented choices to receive direct payments of Title IV funds if issued through an access device. These regulations required CEC to adjust the method in which we provide refund options to our students. In addition, ED provided clarification on specific instances where schools may include (or bundle) the cost of books and supplies with tuition charges. These regulations were effective July 1, 2016.

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

We have several such matters pending at one or more of our institutions. See Note 11 “Contingencies” to our consolidated financial statements for further discussion of certain of these matters, including that in December 2011 ED moved all of our institutions from what is called the Advance Method of Payment of Title IV funds to what is called Heightened Cash Monitoring 1, or HCM1, status. Although our prior practices substantially conformed to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, as noted above, ED subsequently adopted new cash management regulations for institutions on HCM1 that have adversely affected student borrowing. If ED finds violations of the Higher Education Act or related regulations, ED may impose monetary or program level sanctions, or transfer our institutions to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) method of payment of Title IV Program funds, which would result in a significant delay in receiving those funds.

In October 2014, ED initiated an on-site program review of one of our third party servicers, Higher One, and simultaneous off-site program review of CTU. The review focused on CTU’s cash management processes involving the issuance of Title IV credit balances via stored value cards. The review covered the 2012-13, 2013-14 and 2014-15 award years. We have remained responsive to any information requests from ED in this regard; however, we have not yet received the initial program review report.

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

In November 2015, we were notified by ED that it, with the assistance of an external accounting firm, was going to conduct an assessment of CEC’s compliance with the Student Right to Know Act. The review generally covers all CEC institutions with active OPEIDs and several institutions with OPEIDS for schools that we have closed or sold, but that had graduates and reported placement rates for the cohort under review. The notification included a request for an extensive volume of information related to placement and graduation rates for the cohort of students graduating between July 1, 2013 and June 30, 2014, together with supporting documentation for reported placements, policies and procedures for collecting and reporting placement information, required website program disclosures, information related to student complaints, employees responsible for placement tracking and reporting and advertising materials. We have provided ED and its accounting firm with the requested information and believe its review is ongoing. We believe this type of compliance assessment is a new type of review ED is performing on institutions and therefore we cannot predict the scope, duration or process that will be followed for the review.

The Higher Education Act also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to ED for review. In September 2016, the Department’s Office of Inspector General (OIG) released a revised audit guide applicable specifically to proprietary schools and third-party servicers administering Title IV programs. The updated guide is effective for fiscal years beginning after June 30, 2016. The revised audit guide is effective for us for the period 1/1/2017 – 12/31/2017 and will be utilized for annual compliance audits submitted no later than June 30, 2018. The new guide significantly increases the requirements and testing procedures necessary when filing our annual Title IV compliance audits; we are currently working with our audit firm to ensure compliance with the new guide.

Gainful Employment

CEC institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” During 2013, ED established negotiated rulemaking committees, one specifically designed to limit Title IV availability for programs at for-profit institutions by defining gainful employment in a recognized occupation. On October 30, 2014, ED published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. Prior to this rulemaking, the term gainful employment had been used in the Higher Education Act for forty years, and had not been further defined by Congress or ED. The new definition establishes a formula by which ED will determine if a program is eligible to participate in Title IV Programs. The regulation requires graduates of programs within three years (or less) beyond graduation to, on average, have debt with annual loan payments that are less than 8% of their annual earnings or 20% of their discretionary income. Programs whose graduates have debt with annual loan payments that accounts for between 8% and 12% of their annual earnings, or between 20% and 30% of their discretionary income, will be considered to be in the “zone” for meeting the gainful employment standard. Programs whose graduates have debt with annual loan payments that are greater than 12% of annual earnings or 30% of discretionary income will fail the gainful employment test. Institutions with a program that fails to meet the gainful employment test for two out of three consecutive years, or that is in the zone (or fails) for four consecutive years, lose eligibility for that program to participate in Title IV Programs for at least three years. Institutions with a program that is within a year of potentially disqualifying for participation in Title IV must notify current and prospective students of the program of its potential loss of access to Title IV Program funds and the plan for continuation of the program or refunding tuition to students should the program fail to pass the gainful employment threshold in the subsequent year.

Under the new regulation, debt is calculated based on the lesser of actual median or mean debt, or the cost of tuition, fees, books, supplies and equipment. For the first five to seven years after ED begins to report gainful employment results, depending upon the length of the academic program, ED will allow the substitution of the average debt of the most recent graduating cohort for the average debt of the measurement cohort. Earnings are based on data provided by the Social Security Administration (“SSA”) to ED. Institutions have an opportunity to review and correct the list of students submitted to the Social Security Administration for the earnings query, but do not have an opportunity to inspect, review, question or appeal the results provided by SSA.

The gainful employment regulation includes a requirement that institutions disclose program level cohort default rates if directed to do so by ED.

On October 20, 2016, ED provided our institutions with their first program level draft debt-to-earnings rates under the new gainful employment regulation using 2014 earnings information obtained from SSA as well as program level median debt calculations. On January 8, 2017, final initial year gainful employment rates were published publicly for all institutions subject to the rules. The announcement was made with an ED press release stating that over 800 programs had not met its new criteria for gainful employment and another 1,239 programs were in the “zone” for meeting the gainful employment standard. In line with our expectations, AIU had two, and CTU had three, of its continuing programs in the “zone” for meeting the gainful employment standard. Each university also had one active program that failed to meet the standard; however, both of these programs have since ceased enrolling new students. All other programs that were in the zone or failed for the University Group and our Transitional Group and Culinary Arts segments had previously discontinued enrolling new students and are in the process of being taught out.

We continue to closely monitor the continuing programs within our University Group that are in the zone or are close to the threshold for being in the zone. The most significant of these are the Criminal Justice programs at AIU and CTU, which represent approximately 18% of University Group total enrollments as of December 31, 2016. We are working to launch new or modified programs or specializations that we believe are likely to have positive gainful employment outcomes. We believe a significant portion of students interested in the University Group programs that are in the zone or failed will migrate to other existing programs or to these new or modified programs or specializations. A program does not lose Title IV Program eligibility unless it fails the gainful employment test for two out of three consecutive years, or is in the zone (or fails) for four consecutive years. We will also continue to monitor programs that are in teach-out and did not pass this first year of the gainful employment test and we believe we will be able to minimize any impact to our students of a loss of Title IV Program eligibility prior to completion of a teach-out, if such a loss were to occur. These programs remain Title IV eligible unless and until they fail a second time in a three-year period. Because we rely on ED to provide us with the historical salary and debt information that is used in these calculations and due to the historical nature of the data used in the test, there can be no assurance that our actions will result in future compliance and the regulation could adversely affect the eligibility of the programs we offer.

The new regulation includes significant new disclosure requirements and creates additional certifications to which the chief executive officer of an institution must attest, including that the programs offered by the institution meet the requirements of states or professional licensing bodies in order for graduates to practice in the field. Also included in the new regulation is a requirement that any new or re-enrolled student must receive, either in person or by email, and acknowledge program level gainful employment disclosures, prior to signing an enrollment agreement, registering for classes or entering into a financial commitment with the institution. Unless ED makes further changes to the timing of the implementation of this rule, the new requirement and the publishing of the updated gainful employment disclosures on program websites is required to be in place by April 3, 2017 which is sixty (60) days following ED’s publishing of the new templates which occurred on January 19, 2017. We do not know if the new disclosure process that requires a separate email acknowledgment for our online students will have any material impact on our enrollments moving forward.

There can be no assurance that our future actions will result in compliance and the regulation could adversely affect the eligibility of the programs we offer. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations,” for more information about risks associated with the gainful employment regulation.

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

For our 2016 fiscal year, our preliminary review of our institutions’ 90-10 Rule percentages results in none of our institutions exceeding the 90% limit.

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

We have student loan default management initiatives at all of our institutions that participate in Title IV Programs aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for loan counseling and communication with students after they cease enrollment. Our efforts supplement the counseling, processing and other student loan servicing work performed by ED through contracts it has with select third parties. The quality and nature of the student loan servicing work performed by ED has a direct impact on our cohort default rates and we have experienced past performance failures by ED in outreach to students which adversely impact the cohort default rates at our institutions. On January 18, 2017, the largest of ED’s student loan servicers, Navient, was sued by the Consumer Financial Protection Bureau and the Illinois and Washington Attorneys General for allegedly failing to properly counsel and support student loan borrowers. We know many of our students have Navient as their designated student loan servicer, however we are not able to determine what impact the alleged conduct, if accurate, may have had or will have on cohort default rates.

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

In September 2016, ED released the official three-year cohort default rates for the 2013 cohort. Each of our institutions had cohort default rates under the 30% threshold for the 2013 cohort and, across our institutions as a whole, our three-year rates for 2013 decreased (i.e., improved), marking our fourth consecutive year of improvement since official three-year rates were first issued for the 2009 cohort. A listing of the official 2013, 2012 and 2011 three-year cohort default rates, for our universities is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2013	2012	2011
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA and Houston, TX)	14.7%	17.7%	21.0%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	14.0%	17.7%	19.3%

Borrower Defense to Repayment

On October 28, 2016, ED issued complex, significant new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment.” The regulations were published in the Federal Register on November 1, 2016 and are generally effective on July 1, 2017. A summary of the new regulations is set forth below. However, on January 30, 2017, ED announced its intention to take further regulatory action with respect to these regulations. We are uncertain at this time what further actions ED may take. Given the breadth and complexity of these new rules, we are still analyzing them and evaluating the potential impacts.

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

In addition, the regulations authorize ED to grant loan discharge relief to an individual or group of individuals, including individuals who have not sought relief. In particular, ED may automatically discharge loans borrowed to attend schools that have closed on or after November 1, 2013 if a student that did not complete his or her program of study has not subsequently re-enrolled in another Title IV eligible school within three years. In most cases, the regulations entitle ED to seek reimbursement from the institution for any loans discharged under the new procedures. ED’s procedures permit it to draw funds from letters of credit or other collateral posted to ED to secure these types of payments or to offset against future disbursements which would adversely impact cash balances by the amount of the offset.

In the closed school context, ED has engaged in significant student outreach and is actively encouraging and promoting loan discharge through its new Borrower Defense Unit and in a report dated October 28, 2016, ED noted that there are over 4,000 pending applications for loan discharge from students that are unrelated to the collapse of Corinthian Colleges, a former for-profit public company competitor. On January 17, 2017, ED utilized its authority under the borrower defense to repayment rules to automatically discharge student loans for approximately 4,500 students that attended American Career Institute, a former for-profit institution with five campuses in Massachusetts. ED also has pending requests from other outside groups and State Attorneys General for further blanket discharges.

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

         ED also adopted a number of discretionary triggering events that, if they occur on or after July 1, 2017, it may consider in assessing whether an institution is financially responsible. They include, but are not limited to:

•	significant fluctuations in Title IV aid between award years;
•	citation from a state licensing or authorizing agency of failing to meet state or agency requirements;
•	failure of a to-be-developed financial stress test ED may develop;
•	an institution has high annual drop-out rates;
•	an institution is placed on show-cause, probation or similar adverse action threatening an institution’s accreditation for failure to meet an accreditation standard;
•	violation of a provision or requirement in a loan agreement; and
•	pending claims for borrower relief.

ED expects to receive a significant volume of claims for borrower relief based on a lawsuit, settlement, judgment or finding from a state or federal administrative proceeding.

All of these triggers introduce considerable uncertainty and provide ED broad discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection it determines is required. The rules may create significant regulatory pressures on institutions to resolve outstanding inquiries, if possible, prior to the July 1, 2017 effective date to avoid the additional uncertainties of ED’s response to future resolutions of disputes, assuming the regulations are not modified. If any of the triggering events materialize, our institutions may be required to post a letter of credit equal to 10% or more of the institution’s previous year’s annual Title IV disbursements and to provide warnings to prospective and current students that the institution has been required to provide enhanced financial protection to ED.

Additional Disclosures. The regulations establish a new student loan repayment rate measure only for for-profit institutions that assesses the rate at which student loan borrowers are repaying the principal balance of their federal student loans in the years immediately after leaving the institution. Those institutions for which the median borrower has not paid down any principal are required to provide prospective and current students with a disclosure that notes a majority of recent student loan borrowers that attended the institution are not paying down their loans. We will need to rely upon ED for the repayment rates and ED recently acknowledged that a data error had caused it to significantly overstate the repayment rates of a large number of institutions. According to data provided by ED, the repayment rates for each of AIU and CTU would trigger the required warning to students. The disclosure is required to be broadly disseminated and included prominently in all advertising materials. ED’s recent broad promotion and endorsement of income based repayment options for students has adversely impacted the rate that student borrowers pay off their loans, particularly during the earlier period where students may be earning lower entry level wages, which may impact compliance with this new measure.

Arbitration Agreements. The regulations prohibit an institution from incorporating any class action waiver provisions, or any arbitration clauses, in any agreements with students. If an institution’s contracts currently contain a pre-dispute arbitration provision or a class waiver, the institution will be required to amend the agreement or provide a specific notice to students, using language provided by ED that explains that those provisions have been changed. This requirement applies to any existing agreements at the time the rule becomes effective, not just for those agreements entered into after July 1, 2017. All of our institutions utilize arbitration agreements within their enrollment agreements as a means to promote efficient, cost effective dispute resolution. If ED does not modify these regulations prior to their effective date and they survive legal challenge, in addition to removing the arbitration clauses for new students enrolling at an institution, we will be required to notify all current students that the existing arbitration clause in their enrollment agreements will no longer be enforced.

ED acknowledges that the burden of the borrower defense to repayment regulations falls on institutions and we expect to experience additional administrative burdens associated with monitoring, reporting and disclosure obligations as well as responding to future claims for loan discharge. We expect the absence of arbitration agreements will attract plaintiff attorneys to the industry, encourage class action lawsuits and make dispute resolution more difficult and more expensive. We are uncertain what the impact these regulations will have on student enrollment, the volume of claims for loan discharge we may receive or our future financial responsibility as determined by ED.

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. ED also may apply the tests to the parent company of our institutions, and to other related entities. Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility composite scores. Our composite score for the consolidated entity for the year ended December 31, 2015 was 1.7, and our preliminary calculation for the year ended December 31, 2016 is 1.9, which are considered financially responsible without conditions or additional oversight. Future profitability declines as compared to projected amounts, as well as changes in estimates regarding expectations of future taxable income or the timing of future taxable income, could impact our valuation allowance for deferred tax assets or goodwill balances in future periods, which could negatively impact our financial responsibility ratio. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

The portion of tuition and fee payments received from students but not yet earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheets, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and fees already paid that we are not entitled to retain, pursuant to applicable federal and state law and accrediting agency standards and our refund policy. The amount of funds to be refunded on behalf of a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and fees paid by the student as of the student’s withdrawal date. Such refunds typically result in a reduction to deferred tuition revenue and cash on our consolidated balance sheets, because generally, we do not recognize tuition revenue in our consolidated statements of (loss) income and comprehensive (loss) income until related refund provisions have lapsed.

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2016, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

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

Substantial Misrepresentation

The Higher Education Act prohibits an institution participating in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with ED. Under ED’s rules, a "misrepresentation" is any statement (made in writing, visually, orally or otherwise) made by the institution, any of its representatives or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive, and a "substantial misrepresentation" is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. In addition, ED’s gainful employment regulation requires the disclosure of select student outcome metrics and includes disclosure of a number of new metrics on institutional websites and during enrollment to all new students. Errors or omissions in these metrics may be used by ED as the basis for a finding of “substantial misrepresentation.” If ED determines that one of our institutions has engaged in substantial misrepresentation, ED may revoke the institution’s program participation agreement, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings under its borrower defense to repayment regulations to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV Programs; the institution could also be exposed to increased risk of action under the Federal False Claims Act.

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

Risks Related to the Highly Regulated Field in Which We Operate

Increased scrutiny of the for-profit postsecondary education sector by Congress and various state and federal governmental agencies have resulted in adverse publicity and increased regulatory burdens and costs, and this trend may continue.

We and other for-profit postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State attorneys general, ED, members and committees of Congress, the CFPB, the FTC, various advocacy and lobbying groups and other parties have increasingly focused on various aspects of the education industry, including accreditation matters, student debt, student recruiting, student success and outcomes and other matters. This increased scrutiny has led to negative publicity about these topics and we expect this to continue.

Congress, ED and certain states have adopted and proposed legislation directed at the for-profit education sector, and the reauthorization of the Higher Education Act is pending. The increased scrutiny of the for-profit postsecondary education sector and the focus on U.S. debt levels and deficit spending could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act or otherwise, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically. We believe ED has adopted selective enforcement policies for many of its rules and regulations and has also encouraged accreditors and other regulators to selectively target for-profit colleges for additional scrutiny and heightened regulatory burdens. Various groups continue to actively lobby state and federal regulators to adopt stringent rules targeting for-profit institutions and promoting sweeping student loan discharge. Further, these circumstances could also lead to additional federal or other investigations of the sector and third-party litigation alleging statutory violations, regulatory infractions or common law causes of action.

The further adoption of laws, regulations or ED administrative processes that: limit our institutions’ ability to attract new students, limit our institutions’ ability to provide interested students with financial aid awards, reduce funding for federal student financial aid programs, make it easy for students to receive loan discharges that are charged back to the institution they attended, or limit the ability of our institutions or students to participate in these programs could have a material adverse effect on our student population, revenue and cash balances. Legislative action may also increase our administrative costs and require us to modify our practices or strategies in order for our institutions to comply with applicable requirements.

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

A significant portion of our U.S.-based students rely on Title IV Programs, and we derive a substantial portion of our revenue and cash flows from Title IV Programs. For example, for the fiscal year ended December 31, 2016, approximately 87% of our U.S.-based students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts recorded by the Company of approximately $510 million.

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

If we are found to have violated any applicable regulations, standards or policies, we may be subject to the following sanctions, among others, imposed by any one or more of the relevant regulatory agencies or other government bodies:

•	imposition of monetary fines or penalties, including imposition of a letter of credit requirement;
•	repayment of funds received under Title IV or other federal programs or state financial aid programs;
•	restrictions on, or termination of, our institutions' eligibility to participate in Title IV or other federal programs or state financial aid programs;
•	limits on, or termination of, our institutions' operations or ability to grant degrees, diplomas and certificates;
•	restrictions on, or revocation of, our institutions' accreditations;
•	limitations on our ability to open new institutions or offer new programs;
•	costly investigations, litigation or other adversarial proceedings; and
•	civil or criminal penalties being levied against us or our institutions.

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

Additional ED or other rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

In addition to the new “borrower defense to repayment” and gainful employment regulations discussed in the risk factors below, ED has promulgated a substantial number of new regulations in recent years that impact our business, including but not limited to compensation rules for persons engaged in certain aspects of admissions and financial aid, state authorization, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation” which became effective on July 1, 2011. These new regulations and subsequent regulations have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs.

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

On October 20, 2016, ED provided our institutions with their first program level draft debt-to-earnings rates under the new gainful employment regulation and in January 2017, ED finalized these rates. AIU had two, and CTU had three, of its continuing programs in the “zone” for meeting the gainful employment standard. Each university also had one program that failed to meet the standard; however, both of these programs have ceased enrolling new students. The most significant of the continuing programs within our University Group that are in the zone are the Criminal Justice programs at AIU and CTU, which represent approximately 18% of University Group total enrollments at December 31, 2016. We are working to launch new or modified programs or specializations that we believe are likely to have positive gainful employment outcomes. Our efforts to mitigate the impact of the regulation may not be successful or result in compliance with the new regulation. In particular, the continuing eligibility of our educational programs for Title IV Programs is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, the Affordable Care Act’s incentive for businesses to reduce employee work schedules, pending immigration reform proposals and labor supply impacts on starting wages generally, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

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

Recently adopted “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

On October 28, 2016, ED issued complex, significant new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment.” The regulations set forth categories of borrower defenses that could be asserted by students with student loans disbursed on or after July 1, 2017 and also provide that ED may automatically discharge loans borrowed to attend schools that have closed on or after November 1, 2013 if a student that did not complete his or her program of study has not subsequently re-enrolled in another Title IV eligible institution within three years. In most cases, the regulations entitle ED to seek reimbursement from the institution for any loans discharged under the new standards. See Item 1, “Business – Student Financial Aid and Related Federal Regulation - Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment,” for an overview of the new regulations.

We have in the past had claims made against us that if successfully made in the future could provide a basis for borrower claims for discharge of student loans. See, for example, matters described in Note 11 “Contingencies” to our consolidated financial statements. We are also in the process of teaching out campuses within our Transitional Group and Culinary Arts segments. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date, but we cannot control the number of students who do not complete their program of study and therefore may seek discharge of their federal student loans pursuant to the closed school provisions of the borrower defense to repayment regulations. ED has engaged in significant student outreach and is actively encouraging and promoting loan discharge through its new Borrower Defense Unit and in a report dated October 28, 2016, ED noted that there are over 4,000 pending applications for loan discharge from students that are unrelated to the collapse of Corinthian Colleges, a former for-profit public company competitor. On January 17, 2017, ED utilized its authority under the borrower defense to repayment regulations to automatically discharge student loans for approximately 4,500 students that attended American Career Institute, a former for-profit institution with five campuses in Massachusetts. ED also has pending requests from other outside groups and State Attorney’s General for further blanket discharges. Our repayment liability to ED for discharged student loans could have a material adverse effect on our financial condition, results of operations and cash flows.

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

If we must post a letter of credit under the new regulations, we must also provide warnings to prospective and current students that the institution has been required to provide enhanced financial protection to ED. In addition, the regulations establish a new student loan repayment rate measure only for for-profit institutions that assesses the rate at which student loan borrowers are repaying the principal balance of their federal student loans immediately after leaving the institution. Those institutions for which the median borrower has not paid down any principal are required to provide prospective and current students with a disclosure that notes a majority of recent student loan borrowers that attended the institution are not paying down their loans. The disclosure is required to be broadly disseminated and included prominently in all advertising materials. ED’s recent broad promotion and endorsement of income based repayment options for students has adversely impacted the rate that student borrowers pay off their loans, particularly during the earlier period where students may be earning lower entry level wages, which may impact compliance with this new measure. Any required warnings to prospective and current students could have a material adverse effect on our student enrollments.

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

Recent profitability declines and the write down of the carrying value of non-financial assets, such as deferred tax assets and goodwill, have negatively impacted our financial responsibility scores over recent years. In contrast, our financial responsibility ratio for 2015 benefited from the partial reversal during the year ended December 31, 2015 of the valuation allowance recorded against our deferred tax assets. Future profitability declines as compared to projected amounts, adoption of proposed reductions in the corporate tax rate, as well as changes in estimates regarding expectations of future taxable income or the timing of future taxable income, could impact our valuation allowance for deferred tax assets or goodwill balances in future periods, which could negatively impact our financial responsibility ratio. Further, there is some uncertainty regarding ED’s treatment of certain components of the financial responsibility composite score. The Company may not continue to be financially responsible as defined by ED. For example, our plans to reduce costs through closure of campuses may negatively impact our composite score in the short term and, as discussed in the “borrower defense to repayment” risk factor above, recent modifications to the existing rules governing an institution’s required financial responsibility and administrative capacity specify a number of triggering events that introduce considerable uncertainty and provide ED broad discretion regarding periodic determinations of our financial responsibility. We believe that recent developments in the for-profit postsecondary education industry have negatively impacted the availability and cost of capital for companies in the industry, which may impact our ability to take actions to, or the terms of any transaction undertaken to, benefit our future compliance with ED’s financial responsibility standards. If in the future we are required to satisfy ED's standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

Several factors such as the increase in Title IV Program aid availability and budget-related reductions in state grant and workforce training programs and other alternative funding sources have adversely affected our institutions' 90-10 Rule percentages in recent years, and we expect this negative impact to continue. We have implemented various measures intended to reduce the percentage of our institution's cash basis revenue attributable to Title IV Program funds, but they have had only limited impact to date and they may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90% in the future. One such measure is delaying the disbursement and subsequent receipt of Title IV Program funds. Another is adjusting tuition, which could adversely affect our enrollment and our cohort default rates. The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by ED involving us could require a significant amount of resources.

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

We believe maintaining cohort default rates in compliance with the standards will remain challenging due to the economic climate and changes in the manner in which student loans are serviced. All federal student loans have migrated to the Federal Direct Loan Program under which the federal government lends directly to students. This could adversely impact loan repayment rates and our institutions’ cohort default rates if the federal government is not effective in promoting timely repayment of federal student loans. The Consumer Financial Protection Bureau filed a lawsuit in January 2017 accusing ED’s largest student loan servicer, Navient, of a number of infractions and failings with respect to the servicing of student loans and counseling of student loan borrowers. It is unclear what impact the allegations, if true, may have on future cohort default rates.

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

Under the provisions of the Higher Education Act, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Each institution is assigned an identification number by ED known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and additional locations assigned to the main campus’ OPEID. All of our institutions, including AIU and CTU, are currently operating on a provisional program participation agreement. AIU and CTU each have a program participation agreement that expired on December 31, 2016. Because they have submitted necessary documentation for recertification, eligibility of these institutions continues on a month-to-month basis until ED issues its decision on the applications. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. It is not unusual to be continued on a month-to-month basis until ED completes its review; however, it can be challenging to start new programs at institutions on provisional certification or currently in recertification, which could negatively impact our ability to start new programs. Any new program participation agreements for AIU and CTU may contain additional conditions on those institutions’ participation in Title IV Programs, such as additional disclosure obligations to new students or reporting of additional information to ED on regular intervals.

In addition, all of our ACICS accredited schools, which are in teach-out, are currently on provisional certification expiring June 12, 2018 (or until their earlier closure date) in connection with a loss of recognition of ACICS as an accrediting agency by ED. These ACICS-related provisional program participation agreements subject us to additional reporting requirements. We believe that all of our ACICS-accredited schools will complete their teach-out before expiration of their current provisional program participation agreements; however, any students who have not completed their program prior to that time would potentially be impacted by a loss of Title IV Program eligibility.

The provisional program participation agreements distributed to our institutions in April 2016 provided that they were provisional because of matters relating to the Assurance of Discontinuance the Company entered into in August 2013 with the New York Attorney General (see Item 1, “Business—Accreditation and Jurisdictional Authorizations—Additional State Regulatory Matters”), inquiries from various state attorneys general (see Note 11 “Contingencies—State Investigations” to our consolidated financial statements) and ED’s ongoing review of the Company’s compliance with the Student Right to Know Act (see Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations”). In addition, ED is conducting an inquiry concerning possible violations of ED misrepresentation regulations (see Note 11 “Contingencies – Regulatory Matters – ED Inquiry and HCM1 Status” to our consolidated financial statements). It is uncertain what impact, if any, these matters and the existing provisional certification status of AIU and CTU may have on their recertification process.

If ED finds that any of our institutions do not fully satisfy all required eligibility and certification standards, ED could limit, suspend or terminate the institution’s participation in Title IV Programs. Recently, we have seen ED leverage the more limited due process rights available to institutions during the recertification process to assert infractions and then deny recertification applications. In these instances, institutions have been left with limited recourse and generally were forced to close. Continued Title IV program eligibility is critical to the operation of our business. If our institutions become ineligible to participate in Title IV Programs, or have that participation significantly conditioned, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for Title IV Programs or other adverse outcomes.

Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. In this regard, we have several pending audits, inquiries and claims against us, including ED’s Office of Inspector General audit of CTU and inquiries from ED and various other regulators. See Note 11 "Contingencies" to our consolidated financial statements and Item I, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” for discussion of certain of these pending matters.

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

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have become a focus of attention by the Office of Inspector General and ED over recent years, and ACICS, the accreditor of many of our Transitional Group and Culinary Arts campuses which are in teach-out, ceased to be an accrediting agency recognized by ED in 2016. This focus may make the accreditation review process longer and potentially more challenging for all of our remaining institutions when they undergo their normal accreditation review processes. It may also be making the process by which ED evaluates and recognizes accreditors as appropriate Title IV gatekeepers similarly longer and more challenging. If HLC, the accreditor of the institutions in our University Group, loses recognition by ED as an approved Title IV accreditor, the institutions it accredits would have only 18 months to become accredited by another accreditor in order to maintain Title IV eligibility. If an institution loses accreditation, or its accreditor loses ED recognition, it could experience increased operational costs and reduced enrollments, and each has the potential to materially adversely affect our business and results of operations.

We need timely approval by applicable regulatory agencies to offer new programs or make substantive changes to existing programs.

We have been facing a period of extremely heightened regulatory scrutiny as discussed in other risk factors above. We believe regulatory agencies are generally seeing significant increases in the volume of requests as a result of the industry adjusting to the significant volume of new regulations and challenging economic circumstances which have affected students and institutions. Regulatory capacity constraints have resulted in delays to various approvals our institutions are requesting. To establish a new educational program or substantive changes to existing programs, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally. Also, the threat of any adverse action by ED regarding its recognition of any of our accrediting agencies may impact the timing of our accrediting agencies' review and decision whether to grant approval of our various requests, in particular in areas of current focus by ED.

Risks Related to Our Business

Our financial performance depends on the level of student enrollment in our institutions.

We have experienced reduced new student enrollments in recent years. Stagnant wage growth and heightened financial worries could continue to affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. An improving economy and improving job prospects may lead prospective students to choose to work rather than to pursue postsecondary education. Our enrollments could suffer from any of these circumstances.

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

We and certain of our current and former directors and executive officers have been named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our institutions. Current claims include qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene, then individual plaintiffs may continue the litigation at their own expense on behalf of the government. See Note 11 "Contingencies" to our consolidated financial statements for discussion of these and certain other current matters. Additional actions may arise in the future.

We and our institutions also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our institutions. For example, we have received inquiries from attorneys general in 21 states plus the District of Columbia, including a collective inquiry by 18 attorneys general relating to potential non-compliance with applicable state laws and regulations by certain of our institutions. See Note 11 "Contingencies" to our consolidated financial statements and Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” for additional discussion of these and certain other current matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties.

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

We are subject to a variety of other claims and litigation that arise from time to time alleging non-compliance with or violations of state or federal regulatory matters including, but not limited to, claims involving students, graduates and employees. In the event the extensive changes in the overall federal and state regulatory construct results in additional statutory or regulatory bases for these types of matters, or other events result in more of such claims or unfavorable outcomes to such claims, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows and results of operations for the periods in which the effects of any such matter or matters becomes probable and reasonably estimable. The new “borrower defense to repayment” rules may create significant regulatory pressures on institutions to resolve outstanding inquiries, if possible, prior to the July 1, 2017 effective date to avoid the additional uncertainties of ED’s response to future resolutions of disputes, assuming the regulations are not modified.

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

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at our institutions. Legislation has also been introduced in Congress that would pay for two years of community and technical colleges for first-time students who enroll on at least a half-time basis and maintain satisfactory academic progress. Our competitors may have substantially greater brand recognition and financial and other resources than we have or may be subject to fewer regulatory burdens on enrollment and financial aid processes, which may enable them to compete more effectively for potential students. We also expect to experience increased competition as more postsecondary education providers increase their online program offerings, including traditional and community colleges that had not previously offered online education programs, and increase their use of adaptive learning technologies. An increase in competition could affect the success of our recruiting efforts, or cause us to reduce our tuition rates and increase our marketing and other recruiting expenses, which could adversely impact our profitability and cash flows.

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

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we may be required to record an impairment charge in the consolidated statements of (loss) income and comprehensive (loss) income. We determine the fair value of our trade names using a relief from royalty method which is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. To the extent the fair value of the trade name is less than its carrying amount, we record an impairment charge in the consolidated statements of (loss) income and comprehensive (loss) income. During 2016 and 2015, we recorded asset impairment charges of $1.2 million and $60.5 million, respectively, for our continuing operations (see Note 8 "Goodwill and Other Intangible Assets" and Note 6 “Property and Equipment” to our consolidated financial statements). Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. However, should we encounter unexpected economic conditions or operational results or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other long-lived assets which could materially adversely affect our financial condition and results of operations.

Furthermore, we believe that our evaluation of deferred tax assets and the need for a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income and future changes in the effective corporate tax rate. These estimates are susceptible to change and are dependent on events that may or may not occur. Our assessment of the need for or release of a valuation allowance is material to the assets reported on our consolidated balance sheets and changes in any of the assumptions utilized in this assessment could result in an increase or decrease to the valuation allowance recorded as of December 31, 2016. As of December 31, 2016, we have recorded a partial valuation allowance in the amount of $49.7 million related to that portion of our deferred tax assets which we determined were not more likely than not to be realized based upon the existing positive and negative evidence. Future changes in circumstances that cause a change in judgment about the realizability of the deferred tax asset could result in an increase or decrease to the valuation allowance recorded within the consolidated balance sheet in future periods and could cause our income tax provision to vary significantly among financial reporting periods.

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our institutions' ability to attract and retain qualified faculty members and administrators. Many leadership positions within the Company have been transitioned over recent years. This includes several changes in the offices of Chief Executive Officer and Chief Financial Officer. These transitions and loss of key personnel in the future could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management's attention to operations. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. Cost reduction measures due to declining enrollments, our recent operating losses and the negative publicity surrounding our industry make it difficult and more expensive to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us after any period they are contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract, integrate and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or growth prospects.

Our credit facility and letters of credit are cash-collateralized and therefore may impact our liquidity.

The loans and letter of credit obligations under our credit facility are secured by 100% cash collateral. Cash generated by operations may continue to decrease due to lower student enrollments and operating losses. Further, any settlements or negative decisions in regulatory proceedings or other legal actions against us may reduce existing available cash balances. We therefore may have liquidity needs in the future which the credit facility will not meet. For example, we may not have the capacity to post required letters of credit we may need in the future for state licensing requirements, if we are required to satisfy ED's standards of financial responsibility on an alternative basis or for other purposes due to insufficient cash available to provide security. If cash generated by operations and existing cash balances are insufficient in the future to support our cash requirements, we would need to pursue other sources of liquidity, if available, such as additional sources of credit which may be more expensive, issuance of stock to new investors or a sale of assets.

We may be compelled to terminate programs due to regulatory considerations or declining enrollments and may incur additional costs and expenses associated with past or future exit activities.

We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms. We have in the past decided to teach out certain programs due to existing regulatory considerations such as minimum placement rate standards, the 90-10 Rule, the gainful employment regulation and other factors, and we may need to cease offering additional programs as a result of the gainful employment or other regulations. We have also made the decision to teach out numerous campuses. Changes in the economy, regulatory environment or unavailability of Title IV Program funds may cause us to terminate additional programs. Closing facilities or other exit activities involve costs and expenses which can be significant. Actual costs and expenses involved in closing facilities or other exit activities may be higher than expected and the benefits anticipated may be less due to a number of factors including unanticipated expenses in teaching out campuses and higher than expected lease costs.

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

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to our marks as well as distinctive logos and other marks associated with our services. These measures may not be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights. Unauthorized third parties may attempt to duplicate the proprietary aspects of our curricula, online resource material and other content despite our efforts to protect these rights. Our management’s attention may be diverted by these attempts, and we may need to use funds for lawsuits to protect our proprietary rights against any infringement or violation.

These and other risks exist with respect to our intellipath™ adaptive learning technology, which incorporates technology that we have a perpetual but non-exclusive license to use. We receive software support for the intellipath technology from CCKF, a Dublin-based educational technology company in which we have an equity investment. If CCKF ceases to operate or otherwise becomes unable to work with our institutions, it would be necessary to either develop the ability to support the software using our own resources or engage another third party vendor to provide these services, which transition could be economically disadvantageous, cause an interruption in the use of the technology and present a distraction to management and applicable business units, any of which could negatively impact our business.

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

Almost all of our campus and administrative facilities are leased. As of December 31, 2016 we leased approximately 2.5 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to seven years. As of December 31, 2016, we leased approximately 0.6 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from one to three years. As of December 31, 2016, we owned less than 0.1 million square feet of real property utilized by American InterContinental University and Sanford-Brown College, located in Houston, TX.

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

ITEM 3.	LEGAL PROCEEDINGS

Note 11 “Contingencies” to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of
	Common Stock
	High	Low
2016
First quarter	$4.82	$2.23
Second quarter	6.19	4.33
Third quarter	7.53	5.86
Fourth quarter	10.53	6.55

	High	Low
2015
First quarter	$7.10	$4.90
Second quarter	5.19	3.28
Third quarter	4.82	2.76
Fourth quarter	4.94	3.32

The closing price of our common stock as reported on the NASDAQ on February 17, 2017 was $9.34 per share. As of February 17, 2017, there were approximately 112 holders of record of our common stock.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 30170, College Station, TX 77842-3170 or at their website www.computershare.com/investor.

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

We did not repurchase any shares of our common stock during the year ended December 31, 2016 except for shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares or units. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of December 31, 2016, approximately $183.3 million was available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2015				$183,296,772
January 1, 2016—January 31, 2016	-	$-	-	183,296,772
February 1, 2016—February 29, 2016	-	-	-	183,296,772
March 1, 2016—March 31, 2016	97,266	4.29	-	183,296,772
April 1, 2016—April 30, 2016	-	-	-	183,296,772
May 1, 2016—May 31, 2016	-	-	-	183,296,772
June 1, 2016—June 30, 2016	17,932	5.70	-	183,296,772
July 1, 2016—July 31, 2016	-	-	-	183,296,772
August 1, 2016—August 31, 2016	-	-	-	183,296,772
September 1, 2016—September 30, 2016	4,628	6.58	-	183,296,772
October 1, 2016—October 31, 2016	-	-	-	183,296,772
November 1, 2016—November 30, 2016	-	-	-	183,296,772
December 1, 2016—December 31, 2016	1,271	10.34	-	183,296,772
Total	121,097		-

(1)

Includes 121,097 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2016, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for CEC, the Standard & Poor’s 500 Index and an index of peer companies selected by CEC. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education, including: Apollo Education Group, Inc., Bridgepoint Education Inc., Capella Education Company, DeVry Education Group Inc., and Strayer Education, Inc. Capella Education Company was added to the peer index for the current year in replacement of ITT Educational Services, Inc. which was included in the prior year. The reason for the change is due to the delisting of ITT Educational Services, Inc. from NASDAQ during 2016. Capella Education Company is a similarly related competitor. The performance graph begins with CEC’s $7.97 per share closing price on December 31, 2011.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2011 and assumes the reinvestment of all dividends.)

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

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of (loss) income and comprehensive (loss) income and statement of cash flows data set forth below for each of the five years ended December 31, 2016, 2015, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012, are derived from our audited consolidated financial statements.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Selected Statements of (Loss) Income and Comprehensive (Loss) Income Data
Total revenue	$704,392	$847,273	$913,964	$1,017,230	$1,244,745
Operating expenses:
Educational services and facilities	235,100	289,777	323,259	361,067	422,647
General and administrative	477,725	564,211	640,454	734,338	764,795
Depreciation and amortization	22,747	24,938	53,382	62,237	66,022
Goodwill and asset impairment (1)	1,164	60,515	36,141	21,647	94,825
Total operating expenses	736,736	939,441	1,053,236	1,179,289	1,348,289
Operating loss	(32,344)	(92,168)	(139,272)	(162,059)	(103,544)
Operating margin percentage	-4.6%	-10.9%	-15.2%	-15.9%	-8.3%
Total other income (expense)	978	(2,270)	446	(6,764)	890
Pretax loss	(31,366)	(94,438)	(138,826)	(168,823)	(102,654)
(Benefit from) provision for income taxes	(16,550)	(147,454)	3,736	456	(16,394)
(Loss) income from continuing operations	(14,816)	53,016	(142,562)	(169,279)	(86,260)
(Loss) income from discontinued operations, net of tax (2)	(3,896)	(1,131)	(35,601)	5,016	(56,536)
Net (loss) income	$(18,712)	$51,885	$(178,163)	$(164,263)	$(142,796)
Net (loss) income per share - basic and diluted:
(Loss) income from continuing operations	$(0.22)	$0.78	$(2.12)	$(2.54)	$(1.30)
(Loss) income from discontinued operations	(0.05)	(0.02)	(0.53)	0.08	(0.85)
Net (loss) income	$(0.27)	$0.76	$(2.65)	$(2.46)	$(2.15)

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents, restricted cash and short-term investments	$207,160	$231,641	$239,628	$362,624	$274,174
Student receivables, net (3)	$25,880	$35,576	$35,317	$38,620	$55,451
Total current assets	$248,193	$288,963	$318,107	$460,017	$543,561
Total assets	$559,601	$610,915	$573,534	$805,045	$1,122,703
Liabilities:
Deferred tuition revenue	$28,364	$40,112	$54,573	$59,609	$61,847
Total current liabilities	$169,212	$192,805	$180,237	$207,432	$352,715
Total liabilities	$238,098	$273,305	$291,601	$349,661	$510,913
Working capital	$78,981	$96,158	$137,870	$252,585	$190,846
Total stockholders' equity	$321,503	$337,610	$281,933	$455,384	$611,790

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$5,912	$(21,686)	$(118,624)	$(85,804)	$(16,798)
Net cash (used in) provided by investing activities	$(34,351)	$(7,991)	$(107,623)	$166,866	$58,355
Net cash provided by (used in) financing activities	$11,219	$2,518	$980	$6,103	$(79,690)
Capital expenditures	$(4,129)	$(11,695)	$(13,156)	$(19,636)	$(37,944)

(1)	See Note 6 “Property and Equipment” and Note 8 “Goodwill and Other Intangible Assets” to our consolidated financial statements for further discussion of these impairment charges.
(2)	See Note 17 “Discontinued Operations” to our consolidated financial statements for further discussion.
(3)	Student receivables, net includes both current and non-current balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “should,” “will,” “continue to” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

OVERVIEW

Our academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

In 2015, we made the strategic decision to focus our resources and attention on our two universities. In accordance with that strategy, we are in the process of teaching out campuses within our Transitional Group and Culinary Arts segments. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date. During 2016 we completed the teach-out of thirteen campuses within our teach-out segments. The results of operations for these campuses will remain reported within the Transitional Group and Culinary Arts, as applicable, as part of continuing operations, in accordance with ASC Topic 360, which limits discontinued operations reporting effective January 1, 2015.

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

In addition, ED has formed an inter-agency task force focused on the for-profit sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We believe that the recent actions by the Federal Trade Commission and the multiple Attorney Generals’ offices may be related to or coordinated with this task force. Further, in recent years, two publicly-traded for-profit education institutions, together serving over 110,000 students, have ceased operations and filed for bankruptcy protection due to delays in or denial by ED of Title IV Program funding for students and requirements to post letters of credit, based in part on the existence of multiple investigations by various regulatory authorities. In neither case were the principal investigations completed nor were substantial enforcement actions commenced and prosecuted to conclusion. Accordingly, for-profit institutions have been at risk of harmful delays or denial of Title IV Program funding for students due to investigations and other preliminary allegations, even if such investigations or allegations may ultimately be found to lack merit. At this time, the future direction of many of these initiatives is uncertain as they may be impacted by federal budget cuts and/or shifts in policy goals and administration priorities in connection with the recent presidential election.

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

We believe certain non-GAAP measures allow us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance, such as our teach-out campuses. In evaluating the use of non-GAAP measures, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of non-GAAP measures should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. A non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (loss), operating income (loss), or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2016 Review

Over the past several years, we have pursued a transformation strategy aimed at reducing the complexity of operations, improving regulatory compliance and focusing our attention on our University Group institutions. Beginning in 2015, we instituted a new management team that has been motivated and focused with a clear vision to serve and educate our students. Our new management team coupled with the announcements of the teach-out of all our remaining Career Schools in 2015 marked the final step of the transformation strategy. As we exited 2016, we had 30 teach-out campuses remaining, with 24 of those expected to complete their closure in 2017 and the remainder to complete their closure in 2018. With a more stream-lined organization, we continue to invest more time, intellectual capital and dollars in various student-serving areas of our University platforms.

2016 marked a critical step in the overall transformation strategy and we believe our strong focus on operational and organizational improvements enhanced our position as a long-term leader in postsecondary education. For the past year, our teams have been focused on refining and executing operational changes while undertaking several new initiatives and investments with the overall goal of improving student experiences both before and after they are enrolled in our programs.

Within our University Group, we continued to leverage technology and make progressive updates to our curriculum and course sequencing. We have further enhanced our mobile platform with added new functionality for the benefit of students. Changes we made to our course sequencing and course design have promoted learning, increased faculty interaction with students and improved overall student experience during their first few sessions, all of which we believe has resulted in improved retention. We have also revised our full-time faculty and admissions training and optimized our spending across marketing channels by allocating resources towards those with a higher propensity of positive outcomes.

Both CTU and AIU have continued to expand their graduate team model structure which personalizes student-facing services in financial aid, admissions and advising that we believe helps increase accountability and ultimately improve overall student experiences and retention. We also experienced reduced turnover in our admissions and advising functions, and increased the effectiveness and efficiency of our front-end operations, which should ultimately reduce cost per start while improving student experiences.

Within CTU, we modified the application process for first-time students in ways we believe will increase their opportunity for success and make them more prepared for class. Through incremental investments of resources in our financial aid function, we have increased our document collection and counseling efforts with students. We invested in full-time faculty roles and increased our professional development offerings. CTU has also made progressive investments of staff in its academic function and increased the number of full time faculty by 30% since the beginning of 2016. We believe this has improved overall faculty-student engagement, promoted learning and has ultimately resulted in enhanced overall student retention and outcomes.

Within AIU, we focused our efforts during the year on increasing accountability at all operational and student-facing functions by a revised and improved managerial and skill development program. We redesigned our calendar to align better with student lifestyles and provide more desirable breaks in our curriculum, and we have enhanced the first course that undergraduate students take by building workload levels slowly as students develop skills and motivation. Our new student advising model promotes further collaboration between faculty and advisors which we believe elevates accountability and effectiveness of our retention efforts. Additionally, we started improving our discussions around financial aid and transfer of credit counseling with prospective students before they start classes which should better prepare them to be successful in their studies.

Our teach-out campuses remain on track and we have experienced better than expected results within these campuses, primarily driven by strong student retention through the teach-out process. We experienced decreased expenses as a result of the reduction of marketing and admissions expenses within these operations as well as the effective and efficient process that we have developed at these campuses to provide students with the opportunity to complete their programs while minimizing the overall financial impact to the organization.

Financial Highlights

Revenue from continuing operations declined $142.9 million or 16.9% due to an overall 15.3% decrease in total student enrollments for 2016 as compared to the prior year, primarily as a result of our decision to divest or teach out our Career Schools. For the current year, we reported an operating loss of $32.3 million as compared to an operating loss of $92.2 million for the prior year. This improvement was driven by elimination of expenses and asset impairment charges in the current year related to our teach-out campuses and increased revenues within CTU partially offset with legal settlements recorded in the current year. Lastly, we reported cash generated from operations for the current year of $5.9 million, an improvement of $27.6 million from the prior year’s cash usage of $21.7 million.

For our University Group, revenue increased $12.5 million or 2.3% as compared to the prior year, driven by increased revenues within CTU. Total enrollments for the University Group increased by 5.3% for the current year as compared to the prior year. We believe our total enrollment growth is a result of our continued focus on student retention and outcomes and providing our students with positive experiences driven by the initiatives discussed above. Operating income for the University Group decreased $23.2 million, or 24.9%, for the current year as compared to the prior year. Within AIU, we recorded a $10.0 million charge for a legal settlement related to a case that was filed in 2008 which was scheduled to commence in a jury trial later this month. While we felt strongly that this case had no merit, we concluded that moving forward with a trial and incurring the associated legal expenses along with the risks inherent in any jury trial was not in the best interests of the organization and our students. These decisions do not reflect in any way on our ongoing operations, practices and processes. We also recorded a separate charge for associated third-party legal fees of $22.0 million during 2016. Excluding these legal settlements, operating income for the University Group would have improved $8.8 million as compared to the prior year.

During 2016, the use of an adjusted EBITDA measure, in our opinion, was appropriate as it allowed us to compare our current operating results for our operations with respective historical periods and with the operational performance of other companies in our industry because it did not give effect to potential differences caused by items we did not consider reflective of underlying operating performance. Further, as the Transitional Group and Culinary Arts segments have been announced for teach-out, we view these operations as not reflective of the ongoing business. As a result, management viewed adjusted EBITDA from the University Group and Corporate separately from the remainder of the organization, to assess results and make decisions. Adjusted EBITDA for the years ended December 31, 2016 and 2015 is presented below.

	For the Year Ended December 31,
Adjusted EBITDA ($ in thousands)	2016	2015
University Group and Corporate:
(Loss) income from continuing operations (1)	$(14,816)	$53,016
Benefit from income taxes	(16,550)	(147,454)
Transitional Group pre-tax loss	55,856	102,000
Culinary Arts pre-tax loss	20,451	57,518
Interest (income) expense, net (2)	(674)	44
Depreciation and amortization (2)	11,164	15,089
Legal settlements (2) (5)	32,000	200
Stock-based compensation (2)	3,237	2,857
Asset impairments (2)	237	507
Unused space charges (2) (3)	839	(63)
Adjusted EBITDA--University Group and Corporate	$91,744	$83,714

Memo: Advertising Expenses (2)	$154,693	$164,470

Transitional Group, Culinary Arts and Discontinued Operations:
Loss from discontinued operations (1)	$(3,896)	$(1,131)
Benefit from income taxes from discontinued operations	(2,690)	(997)
Transitional Group pre-tax loss	(55,856)	(102,000)
Culinary Arts pre-tax loss	(20,451)	(57,518)
Interest income, net (4)	(4)	-
Loss on sale of business (4)	-	1,793
Depreciation and amortization (4)	11,583	9,849
Legal settlements (4) (5)	-	1,319
Asset impairments (4)	927	60,008
Unused space charges (3) (4)	20,550	443
Adjusted EBITDA--Transitional, Culinary Arts and Discontinued Operations	$(49,837)	$(88,234)
Consolidated Adjusted EBITDA	$41,907	$(4,520)

___________________________

(1)

(Loss) income from continuing operations and loss from discontinued operations make up the components of net (loss) income. A reconciliation of these components for the years ended December 31, 2016 and December 31, 2015 is presented below:

	For the Year Ended December 31,
	2016	2015
(Loss) income from continuing operations	$(14,816)	$53,016
Loss from discontinued operations	(3,896)	(1,131)
Net (loss) income	$(18,712)	$51,885

(2)	Amounts related to ongoing operations, excluding the Transitional Group, Culinary Arts and discontinued operations.
(3)

Unused space charges represent the net present value of remaining lease obligations for vacant space less an estimated amount for sublease income as well as the subsequent accretion of these charges. These charges relate to exiting leased space as the Company continues to right-size the organization and therefore are not considered representative of ongoing operations.

(4)	Amounts relate to Transitional Group, Culinary Arts and discontinued operations.
(5)	Legal settlement amounts are net of insurance recoveries.

We reported a net loss of $18.7 million for the current year as compared to a net income of $51.9 million in the prior year. The prior year results included a tax benefit of $147.5 million driven by a partial reversal of a tax valuation allowance. Consolidated adjusted EBITDA was $41.9 million for the current year as compared to negative consolidated adjusted EBITDA of $4.5 million in the prior year, reflecting an improvement of $46.4 million. Adjusted EBITDA for the University Group and Corporate improved $8.0 million or 9.6% for the current year as compared to the prior year driven by increased revenue within CTU.

Within our teach-out segments, we experienced better than estimated total student enrollment as the campuses wind-down operations. Operating loss for Culinary Arts improved by $37.0 million for the current year as compared to the prior year, driven by prior year impairments of $52.1 million and operating loss for the Transitional Group improved by $43.9 million for the same period. Adjusted EBITDA for the Transitional Group, Culinary Arts and discontinued operations improved to negative $49.8 million for the current year as compared to negative $88.2 million in the prior year as a result of the inherent economics of the wind-down of our Transitional Group and Culinary Arts campuses. As the teach-outs progress, we expect to see increased operating losses through the end of the teach-outs as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate. We have 14 campuses remaining within the Transitional Group and 16 campuses within the Culinary Arts segment at the end of 2016, which will complete their teach-out at varying dates through 2018 with the majority being complete by the end of 2017.

Outlook

As we look to 2017, our priorities remain the same. We are focused on continuing to improve the market position of our Universities by strengthening the breadth of program offerings, and leveraging faculty and technology, with the goal of enhancing retention and outcomes for our students. Given the improvements in student retention driving total enrollment growth, improved operating leverage as revenue continues to grow while overall operating costs remain optimized, leveraging technology to promote faculty and student engagement which we believe will positively impact retention, improved operating processes in the areas of student onboarding, advising and academics, as well as prospects for new student enrollment growth at both of our Universities, we are updating our 2017 outlook.

With the substantial completion of the teach-outs occuring in 2017, we will begin disclosing our outlook based on an operating income (loss) and adjusted operating income (loss) measure in addition to our outlook for year end cash, cash equivalents, restricted cash and short-term investments. We believe that an adjusted operating income (loss) measure will better reflect the ongoing operations of the business now that the teach-outs will be substantially complete.

We expect the following results, subject to the key assumptions identified below:

•	University Group and Corporate operating income and adjusted operating income to grow in 2017 and 2018 as compared to each respective prior year period;
•

Adjusted operating loss for our teach-out segments, comprised of the Transitional Group and Culinary Arts, to be in the range of $50 million to $60 million in 2017 and to improve to a range of $10 million to $20 million in 2018 as we wind-down the remainder of our teach-out campuses; and

•

End of year cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of any borrowings, as reported on the consolidated balance sheets (i) of approximately $150 million to $160 million for the year ending December 31, 2017, which includes payments related to a legal settlement of $10.0 million and $22.0 million of associated third party legal fees (which amounts were recorded during the fourth quarter of 2016) and (ii) to grow in 2018 as compared to 2017.

Forward looking adjusted operating income (loss) expectations are presented in the reconciliation of GAAP to non-GAAP items below. Operating income (loss), which is the most directly comparable GAAP measure to adjusted operating income (loss), may not follow the same trends as discussed in our outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as depreciation, amortization, asset impairment charges and significant legal settlements. The expectations provided in the paragraph above for 2017 and 2018 are based on the following key assumptions and factors, among others: (i) modest total enrollment growth within the University Group while achieving the intended University Group efficiencies, (ii) teach-outs to progress as expected and performance consistent with current trends, (iii) achievement of recovery rates for the Company’s real estate obligations and timing of any associated lease termination payments consistent with the Company’s historical experiences, (iv) right-sizing of the Company’s corporate expense structure to serve primarily online institutions, (v) no material changes in the current legal or regulatory environment and excludes legal and regulatory liabilities which are not probable and estimable at this time and any impact of new or proposed regulations, including the new “borrower defense to repayment” regulations and the gainful employment regulation, and (vi) consistent working capital movements in line with historical operating trends and potential impacts of teach-out campuses on working capital in line with expectations. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

2016 was a year of execution and operational improvement in which we met and exceeded our operational and financial targets. 2017 will be a year in which we transition from a period of teach-outs to what we believe will be a period of sustainable and responsible growth, and we expect an inflection point in our overall operating performance in 2018 and beyond. Our strong cash position will enable us to continue making smart investments in student-facing services, faculty and technology that we believe will continue to enhance overall retention and outcomes for our students. We are focused on improving the strength of our University Group as we seek to improve long-term outcomes and benefits to all of our students and shareholders.

Adjusted operating income (loss) for the years ended December 31, 2016 and 2015, as well as an outlook for the years ending December 31, 2017 and 2018 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL RESULTS		OUTLOOK
	For the Year Ended December 31,		For the Year Ended December 31,
Adjusted Operating Income (Loss)	2015	2016	2017	2018
University Group and Corporate:
Operating income (1) (2)	$65,749	$44,717	Growth vs 2016	Growth vs 2017
Depreciation and amortization (2)	15,089	11,164	2016 Levels
Asset impairments (2)	507	237	None Assumed
Unused space charges (2) (3)	1,556	1,134	None Assumed
Significant legal settlements (2)	-	32,000	None Assumed
Adjusted Operating Income-- University Group and Corporate	$82,901	$89,252	Growth vs 2016	Growth vs 2017

Transitional Group and Culinary Arts:
Operating loss (1) (4)	$(157,917)	$(77,061)	$(80) - $(90) million	$(18) - $(28) million
Depreciation and amortization (4)	9,849	11,583	~ $5 million	—
Asset impairments (4)	60,008	927	None Assumed
Unused space charges (3) (4)	17,940	34,719	~ $25 million	~ $8 million
Adjusted Operating Loss -- Transitional and Culinary Arts	$(70,120)	$(29,832)	$(50) - $(60) million	$(10) - $(20) million

___________________________

(1)   Operating income for the University Group and Corporate and operating loss for the Transitional Group and Culinary Arts make up the components of operating (loss) income. A reconciliation of these components for the years ended December 31, 2016 and December 31, 2015 is presented below:

	For the Year Ended December 31,
	2015	2016
Operating income for University Group and Corporate	$65,749	$44,717
Operating loss for Culinary Arts and Transitional	(157,917)	(77,061)
Operating loss	$(92,168)	$(32,344)

(2)   Amounts relate to the University Group and Corporate.

(3)   Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exiting leased space as the Company continues to right-size the organization and therefore are not considered representative of ongoing operations.

(4)   Amounts relate to the Transitional Group and Culinary Arts.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Year Ended December 31,
	2016	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
TOTAL REVENUE	$704,392		$847,273		$913,964
OPERATING EXPENSES
Educational services and facilities (1)	235,100	33.4%	289,777	34.2%	323,259	35.4%
General and administrative (2):
Advertising	154,949	22.0%	220,518	26.0%	252,995	27.7%
Admissions	84,397	12.0%	107,854	12.7%	122,784	13.4%
Administrative	206,330	29.3%	213,627	25.2%	249,811	27.3%
Bad debt	32,049	4.5%	22,212	2.6%	14,864	1.6%
Total general and administrative expense	477,725	67.8%	564,211	66.6%	640,454	70.1%
Depreciation and amortization	22,747	3.2%	24,938	2.9%	53,382	5.8%
Asset impairment	1,164	0.2%	60,515	7.1%	36,141	4.0%
OPERATING LOSS	(32,344)	-4.6%	(92,168)	-10.9%	(139,272)	-15.2%
PRETAX LOSS	(31,366)	-4.5%	(94,438)	-11.1%	(138,826)	-15.2%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(16,550)	-2.3%	(147,454)	-17.4%	3,736	0.4%
Effective tax rate	-52.8%		-156.1%		2.7%
(LOSS) INCOME FROM CONTINUING OPERATIONS	(14,816)	-2.1%	53,016	6.3%	(142,562)	-15.6%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3,896)	-0.6%	(1,131)	-0.1%	(35,601)	-3.9%
NET (LOSS) INCOME	$(18,712)	-2.7%	$51,885	6.1%	$(178,163)	-19.5%

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

Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015
Revenue

Current year revenue decreased 16.9% or $142.9 million driven by an overall 15.3% decline in total student enrollment. Excluding the Transitional Group and Culinary Arts, which no longer enroll new students as they teach out each campus, revenue for our ongoing operations increased approximately 2.2% or $12.3 million primarily driven by an increase of 5.3% in total student enrollments for the University Group. The increase in total student enrollments is primarily driven by investments in student facing services such as financial aid and advising which positively impacted student retention within our University Group.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2016	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
Educational services and facilities:
Academics & student related	$132,625	18.8%	$185,404	21.9%	$207,683	22.7%
Occupancy	102,475	14.5%	104,373	12.3%	115,576	12.6%
Total educational services and facilities	$235,100	33.4%	$289,777	34.2%	$323,259	35.4%

The decrease in educational services and facilities expense as compared to the prior year was primarily driven by lower academic costs within our teach-out campuses, most notably faculty and bookstore costs, partially offset with a slight increase within CTU due to investments in faculty. The decrease in occupancy expenses was driven by the continued focus over the past several quarters to exit or sublease facilities as campuses complete their teach-out. As campuses cease operations, a charge is recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. Additionally, we continue to optimize real estate across our ongoing operations to right-size our facilities with student enrollments.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2016	% of Total Revenue	2015	% of Total Revenue	2014	% of Total Revenue
General and administrative:
Advertising	$154,949	22.0%	$220,518	26.0%	$252,995	27.7%
Admissions	84,397	12.0%	107,854	12.7%	122,784	13.4%
Administrative	206,330	29.3%	213,627	25.2%	249,811	27.3%
Bad Debt	32,049	4.5%	22,212	2.6%	14,864	1.6%
Total general and administrative expense	$477,725	67.8%	$564,211	66.6%	$640,454	70.1%

General and administrative expenses have decreased as compared to the prior year primarily due to decreases within advertising, admissions and administrative expenses. The lower advertising expense was substantially related to elimination of advertising on Career Schools brands as a result of campus teach-outs as well as decreased expense within our University Group related to efficiencies developed within certain marketing channels that optimized our lead buying process. Admissions costs have decreased primarily in salary and related expenses due to the Transitional Group and Culinary Arts no longer enrolling new students offset with an increase in University Group’s admissions expenses to enhance student onboarding and first session experience. Administrative expense was lower as compared to the prior year primarily due to reductions associated with the teach-out of campuses partially offset with reserves recorded for $22.0 million of third party legal fees and a $10.0 million legal settlement.

Bad debt expense incurred by each of our segments during the years ended December 31, 2016, 2015 and 2014 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2016	As a % of Segment Revenue	2015	As a % of Segment Revenue	2014	As a % of Segment Revenue
Bad debt expense by segment:
CTU	$22,233	6.0%	$13,697	3.9%	$9,587	2.8%
AIU	7,705	4.0%	5,186	2.6%	4,726	2.4%
Total University Group	29,938	5.3%	18,883	3.4%	14,313	2.7%
Corporate and Other	(422)	NM	(686)	NM	(731)	NM
Subtotal	29,516	5.2%	18,197	3.3%	13,582	2.5%
Culinary Arts	1,822	1.7%	1,640	1.0%	(986)	-0.6%
Transitional Group	711	1.9%	2,375	1.9%	2,268	1.1%
Total bad debt expense	$32,049	4.5%	$22,212	2.6%	$14,864	1.6%

The increase in bad debt expense was primarily driven by an increase in our reserve rates due to historical performance as well as an increase in reserve rates related to students who are experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by ED. The second half of the year experienced a slight negative impact related to ED program integrity and improvement regulations regarding cash management of Title IV federal student aid funds, in particular issuing Title IV credit balances, which became effective July 1, 2016. We expect to experience this trend for the full year in 2017.

Asset Impairment

During 2016, we recorded approximately $1.2 million of long-lived asset impairment charges, of which $0.9 million were primarily related to the Culinary Arts and Transitional Group segments to record asset impairment upon early vacating of space. The prior year included $60.5 million of long-lived asset and trade name impairments primarily recorded within the teach-out segments upon announcement of teach-out. See Note 6 “Property and Equipment” and Note 8 “Goodwill and Other Intangible Assets” to our consolidated financial statements for additional information.

Operating Loss

The operating loss reported for the current year improved by $59.8 million or 64.9% as compared to the prior year. Decreases within operating expenses, primarily due to the teach-out of campuses, initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions instituted across the organization within academics, advertising and admissions have contributed to improvement in operating margins. The reductions in expenses were partially offset with $32.0 million of legal settlement charges. The prior year included asset impairment charges of $60.5 million related to trade name and fixed asset impairments within our Culinary Arts and Transitional Group segments as a result of the strategic decisions to teach-out all Career Schools.

(Benefit from) Provision for Income Taxes

For the year ended December 31, 2016, we recorded a tax benefit of $16.6 million which includes a $3.7 million benefit for a worthless stock deduction and a $2.1 million favorable tax adjustment related to the recent closure of a federal income tax audit, both of which decreased the effective tax rate by 11.9% and 6.7%, respectively. For the year ended December 31, 2015, we recorded a tax benefit of $147.5 million, primarily related to the reversal of $109.8 million related to a valuation allowance previously recorded against our deferred tax asset balances. An analysis was conducted during the fourth quarter of 2015 related to the realizability of the deferred tax assets and it was determined that it was more likely than not that these assets would be realized and therefore the valuation allowance recorded against those assets considered realizable was released.

Loss from Discontinued Operations

The results of operations for campuses that have been taught out or sold prior to 2015 are presented within discontinued operations. During 2016, we completed the teach-out of 13 campuses. These campuses do not meet the criteria to be reported as discontinued operations and as such they continue to be reported as part of the Transitional Group or Culinary Arts within continuing operations. The current year loss increased by $2.8 million primarily related to occupancy costs for lease contracts that continue to exist for closed campuses.

Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

Revenue

Revenue for 2015 decreased 7.3% or $66.7 million driven by an overall 13.9% decline in total student enrollments. Excluding the Transitional Group and Culinary Arts, which are currently in teach-out, revenue for our ongoing operations increased approximately 2.7% or $14.3 million primarily driven by an increase in new and total student enrollments for CTU. CTU experienced an increase in new and total student enrollments of 3.1% and 4.4%, respectively, due to optimization of marketing spend and investments in technology that focuses on student outcomes and retention.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense for 2015 as compared to 2014 was primarily driven by lower academic costs within our Transitional Group, most notably faculty and bookstore costs as well as increased operational efficiencies. The decrease in occupancy expenses was driven by the decreased number of closures of campuses in 2015 versus 2014. As campuses cease operations, a charge is recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. The University Group experienced improvement in occupancy and academic costs as a percentage of revenue as we continue to closely monitor the variable costs while maintaining appropriate student-teacher ratios.

General and Administrative Expense

General and administrative expenses decreased for 2015 as compared to 2014 primarily due to decreases within administrative, advertising and admissions expenses. Administrative expense was lower as compared to 2014 primarily due to reductions associated with the teach-out of campuses and our continued focus to reduce costs throughout the organization. The lower advertising expense was driven by elimination of advertising on Career Colleges brands as a result of the strategic decision to teach-out our Career Colleges as well as decreased expense within our University Group related to efficiencies developed within certain marketing channels. Admissions costs have decreased primarily in salary and related expenses due to staffing adjustments made in response to the Transitional Group no longer enrolling new students.

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

Operating Loss

The operating loss reported for 2015 improved by $47.1 million or 33.8% as compared to 2014. Decreases within operating expenses, primarily due to the teach-out of Transitional Group campuses, initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions instituted across the organization within academics, advertising and admissions have contributed to improvement in operating margins. 2015 included increased asset impairment charges related to trade name and fixed asset impairments within our Culinary Arts and Transitional Group segments as a result of the strategic decisions to teach-out all Career Schools.

(Benefit from) Provision for Income Taxes

For the year ended December 31, 2015, we recorded a tax benefit of $147.5 million, primarily related to the reversal of $109.8 million related to a valuation allowance previously recorded against our deferred tax asset balances. An analysis was conducted during the fourth quarter of 2015 related to the realizability of the deferred tax assets and it was determined that it was more likely than not that these assets would be realized and therefore the valuation allowance recorded against those assets considered realizable was released. Additionally, we recorded a tax benefit related to the 2015 losses. The 2014 tax provision of $3.7 million primarily related to discrete items for the closure of a federal tax audit for the years 2008 through 2012. As the Company determined that its deferred tax assets were not realizable as of 2014, a tax benefit was not recorded against the 2014 pretax losses.

Loss from Discontinued Operations

          The results of operations for campuses that have been taught out or sold prior to 2015 are presented within discontinued operations. During 2015, the Company adopted new accounting guidance impacting the presentation of financial statements for discontinued operations, which limits the discontinued operations treatment if the group being sold or disposed of does not meet the definition of a strategic business shift. During 2015, we completed the teach-out of five Transitional Group campuses and sold Brooks Institute and Missouri College. These campuses do not meet the criteria to be reported as discontinued operations and as such they continued to be reported as part of the Transitional Group within continuing operations. The 2015 loss improved significantly from 2014 due to the teach-out of campuses being completed in prior years. The 2015 expenses primarily relate to occupancy costs for lease contracts that continue to exist for closed campuses.

SEGMENT RESULTS OF OPERATIONS

Management assesses results of operations for ongoing operations separately from the Transitional Group and Culinary Arts. As a result, management’s long-term operational strategies and initiatives are primarily focused on the University Group.

The following tables present segment results for the reported periods (dollars in thousands).

	For the Year Ended December 31,
	2016	2015	2014	2016 vs 2015 % Change	2015 vs 2014 % Change
REVENUE:
CTU	$369,319	$348,215	$336,573	6.1%	3.5%
AIU	193,032	201,649	198,896	-4.3%	1.4%
Total University Group	562,351	549,864	535,469	2.3%	2.7%
Corporate and Other	-	157	230	NM	NM
Subtotal	562,351	550,021	535,699	2.2%	2.7%
Culinary Arts	104,452	170,190	172,606	-38.6%	-1.4%
Transitional Group	37,589	127,062	205,659	-70.4%	-38.2%
Total	$704,392	$847,273	$913,964	-16.9%	-7.3%

OPERATING INCOME (LOSS):
CTU	$99,412	$87,496	$69,492	13.6%	25.9%
AIU (1)	(29,598)	5,520	(9,412)	-636.2%	158.6%
Total University Group	69,814	93,016	60,080	-24.9%	54.8%
Corporate and Other	(25,097)	(27,267)	(21,169)	8.0%	-28.8%
Subtotal	44,717	65,749	38,911	-32.0%	69.0%
Culinary Arts	(20,608)	(57,577)	(66,556)	64.2%	13.5%
Transitional Group	(56,453)	(100,340)	(111,627)	43.7%	10.1%
Total	$(32,344)	$(92,168)	$(139,272)	64.9%	33.8%

OPERATING INCOME (LOSS) MARGIN:
CTU	26.9%	25.1%	20.6%
AIU (1)	-15.3%	2.7%	-4.7%
Total University Group	12.4%	16.9%	11.2%
Corporate and Other	NM	NM	NM
Subtotal	8.0%	12.0%	7.3%
Culinary Arts	-19.7%	-33.8%	-38.6%
Transitional Group	-150.2%	-79.0%	-54.3%
Total	-4.6%	-10.9%	-15.2%

______________________

(1)	The current year results include charges recorded for a $10.0 million legal settlement and $22.0 million in associated third party legal fees.

	As of December 31,
				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
TOTAL STUDENT ENROLLMENTS:
CTU	21,900	21,300	20,400	2.8%	4.4%
AIU	11,700	10,600	11,600	10.4%	-8.6%
Total University Group	33,600	31,900	32,000	5.3%	-0.3%
Culinary Arts	2,300	7,800	8,800	-70.5%	-11.4%
Transitional Group	700	3,500	9,400	-80.0%	-62.8%
Total	36,600	43,200	50,200	-15.3%	-13.9%

	For the Year Ended December 31,
				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
NEW STUDENT ENROLLMENTS:
CTU (1)	20,770	21,890	21,230	-5.1%	3.1%
AIU (1)	14,350	13,400	14,580	7.1%	-8.1%
Total University Group (1)	35,120	35,290	35,810	-0.5%	-1.5%
Culinary Arts (2)	990	7,470	9,350	-86.7%	-20.1%
Transitional Group (2)	90	3,260	9,100	-97.2%	-64.2%
Total	36,200	46,020	54,260	-21.3%	-15.2%

(1)

New student enrollments were positively impacted by a change to how the Company records certain cancelled students. Excluding the impact of this change new student enrollments would have decreased 7.1% for CTU, increased 4.3% for AIU and decreased 2.8% for the University Group for the year ended December 31, 2016 as compared to the prior year.

(2)

Teach-out campuses within the Transitional Group and Culinary Arts segments no longer enroll new students upon teach out effective date. For Culinary Arts, teach-outs announced in December 2015 were effective beginning after the January 2016 new enrollments. Students who re-enter after 365 days are reported as new student enrollments.

Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

University Group. Current year revenue increased approximately $12.5 million or 2.3% driven by CTU. Current year revenue for our CTU segment was positively impacted by an increase in total student enrollment as compared to the prior year primarily due to increased student retention. Revenue for our AIU segment decreased $8.6 million or 4.3% as a result of the lower student enrollment during the first half of the year. AIU total student enrollments continue to improve as compared to 2015 due to optimization of the admissions model as well as an enhanced onboarding and orientation process which partially offset the decline in revenue.

Current year operating income for the CTU segment increased $11.9 million or 13.6% as compared to the prior year. The increase in revenue for the current year partially offset with an increase in bad debt expense, drove operating margin improvement for the CTU segment.

Current year operating loss for the AIU segment was $29.6 million as compared to operating income of $5.5 million in the prior year. The decrease in operating income is primarily driven by $32.0 million of legal settlements as well as a decrease in revenue.

Advertising expenses within both University segments decreased 5.9% or $9.8 million for the current year as compared to the prior year due to efficiencies across various marketing channels while maintaining application volume.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. See the “Campus Locations” table within Item 1, “Business,” for a listing of campuses. The decline in revenue as compared to 2015 is primarily a result of the decrease in total student enrollments. We expect revenue to continue to decline as compared to prior periods as campuses wind down their operations through 2017. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

The operating loss improved by $37.0 million or 64.2% for the current year as compared to the prior year primarily due to decreases in advertising spend and impairment charges. Prior year asset impairment charges of $52.1 million relate to long-lived asset and trade name impairment charges.

Transitional Group. This segment includes our non-LCB campuses that are currently being taught-out. Twelve campuses completed their teach-out during 2016 and fourteen campuses remain. The current year decline in revenue as compared to the prior year resulted from the decision to teach-out campuses. We expect revenue to continue to decline compared to prior periods as campuses wind down their operations through 2018. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

The operating loss within the Transitional Group improved $43.9 million or 43.7% in the current year as compared to the prior year. Decreases across most expense categories as a result of the wind down of operations were partially offset with additional occupancy costs as a result of lease obligations recorded at teach-out completion and early termination agreements signed during the current year. As we continue to wind down programs within our Transitional Group, certain fixed overhead expenses related to academics and administration will be able to be removed from the business.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss improved by $2.2 million as compared to the prior year. The decrease in cost for the current year is primarily driven by reduced legal and insurance costs.

Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

University Group. 2015 revenue increased approximately 2.7% driven by an increase in total student enrollments for CTU. 2015 revenue for our CTU segment was positively impacted by an increase in total student enrollment as compared to 2014 primarily due to optimization of marketing spend. AIU experienced a decline of 8.6% in total student enrollments as compared to 2014.

2015 operating income for the CTU segment increased $18.0 million or 25.9% as compared to 2014. The increase in revenue for 2015 as well as reductions in operating expenses, particularly within advertising and admissions expenses, drove operating margin improvement for the CTU segment. Advertising expenses at CTU were lower as compared to 2014 period due to increased optimization of marketing expenditures.

2015 operating income for the AIU segment improved $14.9 million or 158.6% as compared to 2014 operating loss of $9.4 million. The increase is primarily driven by an overall decrease in operating expenses and a slight increase in revenue. Most expense categories were lower when compared to 2014, including administration, academics and occupancy expenses.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. The slight decline in revenue as compared to 2014 is primarily a result of the decrease in total student enrollments.

The operating loss improved by $9.0 million for 2015 as compared to 2014 primarily due to increased impairment charges being more than offset with reductions in administrative, depreciation and occupancy expenses. Administrative expense for 2015 did not include corporate overhead allocations while these campuses were reported within discontinued operations through the twelve months of 2015. Occupancy expenses were lower in 2015 versus 2014 due to continued optimization of leased facilities. Additionally, depreciation expense was not recorded during 2015 as a result of the asset held for sale classification and in accordance with ASC Topic 360, which states that upon reclassification to be held and used, these assets were impaired to reflect their fair value at the date of reclassification. Asset impairment charges of $52.1 million in 2015 were recorded as a result of the decrease in fair value for these campuses. The decision, made during December 2015, to teach-out these campuses triggered the requirement to test for long-lived asset impairment upon the reclassification of these campuses to continuing operations. 2014 asset impairment charges of $19.2 million relate to $10.3 million and $8.9 million of long-lived asset and trade name impairment charges, respectively.

Transitional Group. This segment includes our non-LCB campuses that are currently being taught-out. The 2015 decline in revenue as compared to 2014 resulted from a decrease in total student enrollments at the beginning of the year and campuses no longer enrolling new students once a teach-out is announced.

The operating loss within the Transitional Group improved $11.3 million or 10.1% in 2015 as compared to 2014. Decreases across most expense categories as a result of the wind down of operations were partially offset with additional occupancy costs as a result of lease obligations recorded at teach-out completion and early termination agreements signed during 2015.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs increased $6.1 million as compared to 2014. The increase in cost for 2015 is primarily driven by increased compensation costs related to the transition of a new CEO and 2014 expenses included a reduction of expense of $8.6 million related to an insurance recovery.

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

Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. A majority of our institutions bill students a single charge that covers tuition and required program materials, such as textbooks and supplies, which we treat as a single accounting unit. Generally, we bill student tuition, including those treated as a single accounting unit, at the beginning of each academic period, and recognize the tuition as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition earnings method is determined by the type of program a student is enrolled in. Typically, institutions that offer our culinary arts and our health programs earn tuition over the entire program while the remainder of our institutions earn tuition over each academic term. Certain institutions charge fees, such as technology fees and laboratory fees, for certain terms and/or programs. These fees are earned over the applicable term. The portion of tuition and fee payments received from students but not yet earned is recorded as deferred tuition revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period.

If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of their withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of (loss) income and comprehensive (loss) income until the related refund provisions have lapsed. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting which was adopted beginning in the fourth quarter of fiscal year 2014 did not have a material effect on the consolidated financial statements.

Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (third party, internal short-term and extended payment plans) and status of funding, whether or not an out-of-school student has completed his or her program of study, and our overall collections history.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our results from operations. Additionally, we monitor certain internal and external factors, including changes in our academic programs, as well as changes in the current economic, legislative and regulatory environments and the ability to complete the federal financial aid process with the student.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2016 would have resulted in a change in pretax loss from continuing operations of $0.5 million during the year then ended.

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

We did not record any goodwill impairment charges during the year ended December 31, 2016. The reporting units with remaining goodwill as of December 31, 2016 are AIU and CTU which together had $87.4 million of goodwill remaining. The fair values of our AIU and CTU reporting units exceeded their carrying values by $18.2 million and $378.0 million (fair value as a percentage of carrying value for these reporting units of 146% and 814%), respectively, and thus did not indicate a risk of goodwill impairment based on current projections and valuations.

See Note 8 “Goodwill and Other Intangible Assets” to our consolidated financial statements for further discussion.

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

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the estimated fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets and definite-lived intangible assets. See Note 6 “Property and Equipment” to our consolidated financial statements for further discussion of long-lived asset impairment considerations and related charges.

Contingencies

During the ordinary course of business, we are subject to various claims and contingencies. In accordance with FASB ASC Topic 450 – Contingencies, when we become aware of a claim or potential claim, we assess the likelihood of any related loss or exposure. The probability of whether an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated, is analyzed, and if the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. For all matters that are currently being reviewed, we expense legal fees, including defense costs, as they are incurred. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters, and our assessment of exposure requires subjective assessment. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Note 11 “Contingencies” for additional information.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2016, cash, cash equivalents, restricted cash and available-for-sale short-term investments totaled $207.2 million. Restricted cash and investment balances as of December 31, 2016 approximate $10.0 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent losses from our Transitional Group and Culinary Arts campuses and associated lease payments for vacated spaces have driven a net cash usage in recent years. However, as we execute on our transformation strategy and complete the wind-down of our teach-out campuses, we expect our cash usage to moderate through the remainder of 2017 and to begin generating cash in 2018. We expect to end 2017 with cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of borrowings, in the range of $150 million to $160 million. This range for 2017 includes payments for a $10.0 million legal settlement and $22.0 million of associated third party legal fees recorded during 2016. These expectations are based upon, and subject to the key assumptions and factors discussed above in this MD&A under the heading “Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit facility allows us to borrow up to a maximum amount of $95 million and is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 11 “Contingencies” to our consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to ED, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors.”

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2016, net cash flow provided by operating activities totaled $5.9 million as compared to net cash used of $21.7 million during the year ended December 31, 2015. The improvement in cash flow from operations as compared to the prior year is primarily driven by lower operating losses at our teach-out campuses and improved operating performance within the University Group.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2016, 2015 and 2014, approximately 76%, 77% and 78%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the year ended December 31, 2016, net cash used in investing activities totaled $34.4 million as compared to net cash used in investing activities of $8.0 million for the year ended December 31, 2015.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $33.8 million net cash outflow and a $6.8 million net cash inflow during the years ended December 31, 2016 and 2015, respectively.

Capital Expenditures. Capital expenditures decreased to $4.1 million for the year ended December 31, 2016 as compared to $11.7 million for the year ended December 31, 2015. Capital expenditures represented approximately 1.0% of total revenue during the years ended December 31, 2016 and 2015. We expect similar capital expenditures during 2017 as compared to 2016.

Proceeds on the sale of assets. During 2016, we received $3.6 million related to the sale of property and equipment, of which $3.4 million was previously recorded as a receivable within receivables, other, on our consolidated balance sheet as of December 31, 2015. The sale of property at one of our campuses resulted in net proceeds of $2.3 million for the year ended December 31, 2015.

Payments of cash upon sale of assets. In connection with the sale of our Brooks Institute and Missouri College campsuses, we made payments of approximately $0.1 million and $4.0 million during the years ended December 31, 2016 and 2015, respectively.

Financing Cash Flows

During the years ended December 31, 2016 and 2015, net cash flows provided by financing activities totaled $11.2 million and $2.5 million respectively.

Credit Agreement. On December 11, 2015, we entered into a $95.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018 and amended our previous credit agreement entered into on October 31, 2014. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2016, we repaid the $38.0 million which was borrowed under the revolving credit facility under the Credit Agreement during 2015. As of December 31, 2016, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement. See Note 10 “Credit Agreement” to our consolidated financial statements for additional information.

Restricted Cash. As of December 31, 2016 and 2015, we had approximately $10.0 million and $49.8 million, respectively, of restricted cash related to collaterization of borrowings under our Credit Agreement and certificates of deposit to secure outstanding letters of credit.

Contractual Obligations

As of December 31, 2016, future minimum cash payments due under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2017 (4)	2018	2019	2020	2021 & Thereafter	Total
Gross operating lease obligations (1)
CTU	$1,580	$1,627	$1,678	$1,738	$679	$7,302
AIU	5,715	5,791	5,928	3,074	1,692	22,200
Total University Group	7,295	7,418	7,606	4,812	2,371	29,502
Corporate and Other	4,866	4,951	5,005	5,144	9,363	29,329
Subtotal	12,161	12,369	12,611	9,956	11,734	58,831
Culinary Arts	22,260	15,420	11,507	7,191	4,436	60,814
Transitional Group	17,510	12,790	6,966	4,046	4,246	45,558
Discontinued Operations	12,692	6,152	837	-	-	19,681
Total gross operating lease obligations (2)	$64,623	$46,731	$31,921	$21,193	$20,416	$184,884

Sublease income (3)
CTU	$13	$14	$6	$-	$-	$33
AIU	-	-	-	-	-	-
Total University Group	13	14	6	-	-	33
Corporate and Other	239	245	251	107	-	842
Subtotal	252	259	257	107	-	875
Culinary Arts	2,255	2,054	1,301	-	-	5,610
Transitional Group	1,078	1,083	854	629	229	3,873
Discontinued Operations	5,098	883	5	-	-	5,986
Total sublease income	$8,683	$4,279	$2,417	$736	$229	$16,344

Net operating lease obligations
CTU	$1,567	$1,613	$1,672	$1,738	$679	$7,269
AIU	5,715	5,791	5,928	3,074	1,692	22,200
Total University Group	7,282	7,404	7,600	4,812	2,371	29,469
Corporate and Other	4,627	4,706	4,754	5,037	9,363	28,487
Subtotal	11,909	12,110	12,354	9,849	11,734	57,956
Culinary Arts	20,005	13,366	10,206	7,191	4,436	55,204
Transitional Group	16,432	11,707	6,112	3,417	4,017	41,685
Discontinued Operations	7,594	5,269	832	-	-	13,695
Total net contractual lease obligations (2)	$55,940	$42,452	$29,504	$20,457	$20,187	$168,540

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Certain real estate properties are shared by campuses within multiple segments. The lease obligations for shared locations are reported under the segment which holds the legal title to the lease.
(3)	Amounts provided are for executed sublease arrangements.
(4)	Amounts include costs associated with executed early termination of real estate leases.

Operating Lease Obligations. We lease most of our administrative and educational facilities and equipment under non-cancelable operating leases expiring at various dates through 2023. Lease terms generally range from one to seven years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancelable operating leases for continuing operations and discontinued operations.

Off-Balance Sheet Arrangements. As of December 31, 2016, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2016 compared to December 31, 2015

Selected consolidated balance sheet account changes from December 31, 2015 to December 31, 2016 were as follows (dollars in thousands):

	As of December 31,
	2016	2015	% Change
ASSETS
CURRENT ASSETS:
Restricted cash	$1,375	$49,821	-97%
Restricted short-term investments	8,597	-	NM
Student receivables, net	22,825	31,618	-28%
Receivables, other, net	929	5,194	-82%
NON-CURRENT ASSETS:
Other assets	7,608	16,562	-54%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	-	38,000	-100%
Deferred tuition	28,364	40,112	-29%
NON-CURRENT LIABILITIES:
Deferred rent	30,713	45,927	-33%

Restricted cash: The decrease is primarily driven by the repayment of borrowings under our Credit Agreement and the transfer of restricted funds to short-term investments.

Restricted short-term investments: The increase is driven by the investment of restricted cash in short-term investments during the current year.

Student receivables, net: The decrease is primarily driven by the decrease in total enrollment within our teach-out segments.

Receivables, other, net: The decrease is primarily driven by the receipt of $3.4 million during the current year related to the sale of property in a prior year.

Other assets: The decrease is primarily driven by the sale of a long-term investment security during the current year.

Short-term borrowings: The $38.0 million borrowing as of December 31, 2015 was repaid during the first quarter of 2016.

Deferred tuition: The decrease primarily relates to the wind-down of student enrollment for the teach-out campuses as they progress through completion.

Deferred rent: The decrease relates to both the wind-down of the teach-out campuses and the continued optimization of real estate leases through termination and consolidation of space.

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

Interest Rate and Foreign Currency Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of December 31, 2016, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of December 31, 2016 and 2015. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency exposure is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 73 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors:

Executive Officers:	Board of Directors:

Todd S. Nelson	Thomas B. Lally - Chairman of the Board
President and Chief Executive Officer	Former President of Heller Equity Capital Corporation

Andrew J. Cederoth	Dennis H. Chookaszian
Senior Vice President and Chief Financial Officer	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Jeffrey D. Ayers	Kenda B. Gonzales
Senior Vice President, General Counsel and Corporate Secretary	Chief Financial Officer of Harrison Properties, LLC.

David C. Czeszewski	Patrick W. Gross
Senior Vice President and Chief Information Officer	Chairman of the Lovell Group

Andrew H. Hurst	Gregory L. Jackson
Senior Vice President - Colorado Technical University	Managing Partner, Jackson Park Capital, LLC

John R. Kline	Todd S. Nelson
Senior Vice President - American InterContinental University	President and Chief Executive Officer

Michele A. Peppers	Leslie T. Thornton
Vice President and Chief Accounting Officer	Vice President and General Counsel of WGL Holdings, Inc.

Richard D. Wang
Director of Research and Managing Member of Tenzing Global Investors LLC

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2016, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,085,888	(1)	$11.18	4,269,608	(2)
Total	3,085,888		$11.18	4,269,608

(1)

Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan, 2008 Incentive Compensation Plan (the “2008 Plan”) and 2016 Incentive Compensation Plan (the “2016 Plan”).

(2)

Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options set forth in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) does not reflect less than 0.1 million shares underlying restricted stock units and deferred stock units outstanding as of December 31, 2016, which upon vesting will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested, multiplied by the applicable factor under the plan. An additional 1.7 million shares underlying restricted and deferred stock units outstanding which will settle in shares of our common stock if the vesting conditions are met, remain under the previous 2008 Plan. Cash-settled awards are not included in, and do not affect, shares remaining available for future issuances under the 2016 Plan.

We also entered into individual compensation arrangements in 2015 with Todd Nelson, our current President and Chief Executive Officer, which included the issuance of cash-settled restricted stock units that were not issued under the 2008 Plan. These awards are not included in the table above.

See Note 13 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The financial statements listed in the Index to Financial Statements on page 70 are filed as part of this Annual Report.

2.	Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page 70 is filed as part of this Annual Report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 113 - 117 are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2017.

CAREER EDUCATION CORPORATION

By:	/s/ ANDREW J. CEDEROTH
Andrew J. Cederoth,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 23, 2017
Todd S. Nelson

/s/ ANDREW J. CEDEROTH	Senior Vice President and Chief Financial Officer	February 23, 2017
Andrew J. Cederoth	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President and Chief Accounting Officer	February 23, 2017
Michele A. Peppers	(Principal Accounting Officer)

/s/ THOMAS B. LALLY	Chairman of the Board	February 23, 2017
Thomas B. Lally

/s/ DENNIS H. CHOOKASZIAN	Director	February 23, 2017
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 23, 2017
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 23, 2017
Patrick W. Gross

/s/ GREGORY L. JACKSON	Director	February 23, 2017
Gregory L. Jackson

/s/ LESLIE T. THORNTON	Director	February 23, 2017
Leslie T. Thornton

/s/ RICHARD D. WANG	Director	February 23, 2017
Richard D. Wang

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Career Education Corporation

We have audited the accompanying consolidated balance sheets of Career Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Career Education Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation and subsidiaries

We have audited the accompanying consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows of Career Education Corporation and subsidiaries for the year ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15 to the consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Career Education Corporation and subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 3, 2015, except for the recasting of the LCB campuses described in Note 5, as to which the date is

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Career Education Corporation

We have audited the internal control over financial reporting of Career Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 23, 2017, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 23, 2017

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$49,507	$66,919
Restricted cash	1,375	49,821
Restricted short-term investments	8,597	-
Short-term investments	147,681	114,901
Total cash and cash equivalents, restricted cash and short-term investments	207,160	231,641
Student receivables, net of allowance for doubtful accounts of $21,376 and $18,013 as of December 31, 2016 and 2015, respectively	22,825	31,618
Receivables, other, net	929	5,194
Prepaid expenses	14,446	14,380
Inventories	1,868	3,353
Other current assets	817	2,523
Assets of discontinued operations	148	254
Total current assets	248,193	288,963
NON-CURRENT ASSETS:
Property and equipment, net	40,512	58,249
Goodwill	87,356	87,356
Intangible assets, net	8,500	9,300
Student receivables, net of allowance for doubtful accounts of $1,766 and $2,216 as of December 31, 2016 and 2015, respectively	3,055	3,958
Deferred income tax assets, net	158,272	137,716
Other assets	7,608	16,562
Assets of discontinued operations	6,105	8,811
TOTAL ASSETS	$559,601	$610,915
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$-	$38,000
Accounts payable	10,099	25,906
Accrued expenses:
Payroll and related benefits	41,203	38,789
Advertising and marketing costs	10,253	11,788
Income taxes	1,830	1,061
Other	69,244	24,082
Deferred tuition revenue	28,364	40,112
Liabilities of discontinued operations	8,219	13,067
Total current liabilities	169,212	192,805
NON-CURRENT LIABILITIES:
Deferred rent obligations	30,713	45,927
Other liabilities	31,751	25,197
Liabilities of discontinued operations	6,422	9,376
Total non-current liabilities	68,886	80,500
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 83,538,033 and 82,996,585 shares issued, 68,519,005 and 68,098,654 shares outstanding as of December 31, 2016 and 2015, respectively	835	830
Additional paid-in capital	613,325	610,784
Accumulated other comprehensive loss	(258)	(880)
Accumulated deficit	(76,230)	(57,518)
Cost of 15,019,028 and 14,897,931 shares in treasury as of December 31, 2016 and 2015, respectively	(216,169)	(215,606)
Total stockholders' equity	321,503	337,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$559,601	$610,915

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
REVENUE:
Tuition and fees	$700,525	$842,062	$905,482
Other	3,867	5,211	8,482
Total revenue	704,392	847,273	913,964
OPERATING EXPENSES:
Educational services and facilities	235,100	289,777	323,259
General and administrative	477,725	564,211	640,454
Depreciation and amortization	22,747	24,938	53,382
Asset impairment	1,164	60,515	36,141
Total operating expenses	736,736	939,441	1,053,236
Operating loss	(32,344)	(92,168)	(139,272)
OTHER INCOME (EXPENSE):
Interest income	1,262	794	851
Interest expense	(584)	(835)	(491)
Loss on sale of business	-	(1,793)	-
Miscellaneous income (expense)	300	(436)	86
Total other income (expense)	978	(2,270)	446
PRETAX LOSS	(31,366)	(94,438)	(138,826)
(Benefit from) provision for income taxes	(16,550)	(147,454)	3,736
(LOSS) INCOME FROM CONTINUING OPERATIONS	(14,816)	53,016	(142,562)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3,896)	(1,131)	(35,601)
NET (LOSS) INCOME	(18,712)	51,885	(178,163)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(77)	-	-
Unrealized gains (losses) on investments	699	(27)	(350)
Total other comprehensive income (loss)	622	(27)	(350)
COMPREHENSIVE (LOSS) INCOME	$(18,090)	$51,858	$(178,513)
NET (LOSS) INCOME PER SHARE - BASIC and DILUTED:
(Loss) income from continuing operations	$(0.22)	$0.78	$(2.12)
Loss from discontinued operations	(0.05)	(0.02)	(0.53)
Net (loss) income per share	$(0.27)	$0.76	$(2.65)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,373	67,860	67,173
Diluted	68,373	68,328	67,173

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other	Retained Earnings
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	(Accumulated Deficit)	Total
BALANCE, December 31, 2013	81,890	$819	(14,719)	$(214,494)	$600,904	$(503)	$68,658	$455,384
Net loss	-	-	-	-	-	-	(178,163)	(178,163)
Unrealized loss on investments	-	-	-	-	-	(350)	-	(350)
Total comprehensive loss								(178,513)
Share-based compensation expense:
Stock option plan	-	-	-	-	1,372	-	-	1,372
Restricted stock award plan	-	-	-	-	2,865	-	-	2,865
Employee stock purchase plan	-	-	-	-	40	-	-	40
Common stock issued under:
Stock option plan	225	2	-	-	610	-	-	612
Restricted stock award plan	95	1	(97)	(671)	(1)	-	-	(671)
Employee stock purchase plan	127	1	-	-	741	-	-	742
Cumulative adjustment for change from cost method investment to equity method investment	-	-	-	-	-	-	102	102
BALANCE, December 31, 2014	82,337	$823	(14,816)	$(215,165)	$606,531	$(853)	$(109,403)	$281,933
Net income	-	-	-	-	-	-	51,885	51,885
Unrealized loss on investments	-	-	-	-	-	(27)	-	(27)
Total comprehensive income								51,858
Share-based compensation expense:
Stock option plan	-	-	-	-	442	-	-	442
Restricted stock award plan	-	-	-	-	2,385	-	-	2,385
Employee stock purchase plan	-	-	-	-	30	-	-	30
Common stock issued under:
Stock option plan	303	3	-	-	825	-	-	828
Restricted stock award plan	214	2	(82)	(441)	-	-	-	(439)
Employee stock purchase plan	143	2	-	-	571	-	-	573
BALANCE, December 31, 2015	82,997	$830	(14,898)	$(215,606)	$610,784	$(880)	$(57,518)	$337,610
Net loss	-	-	-	-	-	-	(18,712)	(18,712)
Foreign currency translation	-	-	-	-	-	(77)	-	(77)
Unrealized gain on investments	-	-	-	-	-	699	-	699
Total comprehensive loss								(18,090)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,256	-	-	1,256
Restricted stock award plans	-	-	-	-	1,960	-	-	1,960
Employee stock purchase plan	-	-	-	-	21	-	-	21
Common stock issued under:
Stock option plans	90	1	-	-	374	-	-	375
Restricted stock award plans	387	3	(121)	(563)	(3)	-	-	(563)
Employee stock purchase plan	64	1	-	-	397	-	-	398
Tax benefit of stock settlements	-	-	-	-	(1,464)	-	-	(1,464)
BALANCE, December 31, 2016	83,538	$835	(15,019)	$(216,169)	$613,325	$(258)	$(76,230)	$321,503

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,712)	$51,885	$(178,163)
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Asset impairment	1,164	60,515	36,209
Depreciation and amortization expense	22,747	24,938	55,455
Bad debt expense	31,885	21,980	14,841
Compensation expense related to share-based awards	3,237	2,857	4,277
Loss on sale of businesses, net	-	1,793	311
(Gain) loss on disposition of property and equipment	(438)	663	32
Deferred income taxes	(18,087)	(145,807)	14,250
Changes in operating assets and liabilities:
Student receivables, gross	6,925	(1,517)	13,281
Allowance for doubtful accounts	(29,033)	(20,960)	(23,812)
Other receivables, net	1,127	14,311	7,854
Inventories, prepaid expenses, and other current assets	2,783	6,160	(1,877)
Deposits and other non-current assets	1,634	2,711	(1,166)
Accounts payable	(16,264)	2,539	(830)
Accrued expenses and deferred rent obligations	28,691	(31,104)	(52,972)
Deferred tuition revenue	(11,747)	(12,650)	(6,314)
Net cash provided by (used in) operating activities	5,912	(21,686)	(118,624)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(160,590)	(93,360)	(157,425)
Sales of available-for-sale investments	126,830	100,173	64,920
Purchases of property and equipment	(4,129)	(11,695)	(13,156)
Proceeds on the sale of assets	3,600	2,272	-
Payments of cash upon sale of businesses, net of cash divested	(62)	(4,013)	(387)
Purchase of equity method investment	-	(1,368)	(1,575)
Net cash used in investing activities	(34,351)	(7,991)	(107,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	773	1,401	1,354
Borrowings from credit facility	-	38,000	10,000
Payments on borrowings	(38,000)	(10,000)	-
Change in restricted cash	48,446	(26,883)	(10,374)
Net cash provided by financing activities	11,219	2,518	980
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(192)	246	156
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,412)	(26,913)	(225,111)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the year	-	-	475
Less: Cash balance of discontinued operations, end of the year	-	-	-
CASH AND CASH EQUIVALENTS, beginning of the year	66,919	93,832	318,468
CASH AND CASH EQUIVALENTS, end of the year	$49,507	$66,919	$93,832
Supplemental Cash Flow Information:
Interest paid	$153	$33	$54
Income taxes paid	$334	$580	$17,528

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ adaptive learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Additionally, CEC is in the process of teaching out campuses within our Transitional Group and Culinary Arts segments. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation and Basis of Presentation

These consolidated financial statements presented herein include the accounts of Career Education Corporation and our wholly-owned subsidiaries (collectively “CEC”). All inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

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

c. Concentration of Credit Risk

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2016, 2015 and 2014, approximately 76%, 77% and 78%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

d. Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (third party, internal short-term and extended payment plans) and status of funding, whether or not an out-of-school student has completed his or her program of study, and our overall collections history.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our results from operations. Additionally, we monitor certain internal and external factors, including changes in our academic programs, as well as changes in the current economic, legislative and regulatory environments and the ability to complete the federal financial aid process with the student.

e. Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, restricted cash, restricted short-term investments, short-term investments, short-term borrowings and the current portion of accounts receivables and accounts payable reported in our consolidated balance sheets approximate fair value because of the nature of these financial instruments, as they generally have short maturity periods.

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

f. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. A majority of our institutions bill students a single charge that covers tuition and required program materials, such as textbooks and supplies, which we treat as a single accounting unit. Generally, we bill student tuition, including those treated as a single accounting unit, at the beginning of each academic period, and recognize the tuition as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition earnings method is determined by the type of program a student is enrolled in. Typically, institutions that offer our culinary arts and our health programs earn tuition over the entire program while the remainder of our institutions earn tuition over each academic term. Certain institutions charge fees, such as technology fees and laboratory fees, for certain terms and/or programs. These fees are earned over the applicable term. The portion of tuition and fee payments received from students but not yet earned is recorded as deferred tuition revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period.

If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the period of time the student has attended classes and the amount of tuition and fees paid by the student as of their withdrawal date. These refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheets as we generally do not recognize tuition revenue in our consolidated statements of (loss) income and comprehensive (loss) income until the related refund provisions have lapsed. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue on a cash basis. This cash basis accounting which was adopted beginning in the fourth quarter of fiscal year 2014 did not have a material effect on the consolidated financial statements.

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms or payment periods. Academic terms or payment periods are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by institution and program. Academic terms are determined by start dates, which varies by institution and program. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, institution payment plans, private loans and grants, private and institutional scholarships and cash payments.

Other revenue, which consists primarily of bookstore sales for institutions not using single-charge billing and contract-training revenue, is billed and recognized as goods are delivered or services are performed.

g. Cash and Cash Equivalents

Cash equivalents include short-term investments with a term to maturity of less than 90 days at the date of purchase. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. Loans which are disbursed under our current credit agreement are secured by 100% cash collateral. The Company has funds which are restricted in use under our credit agreement and additional restricted funds which provide collateral for letters of credit. See Note 10 “Credit Agreement” for further details of our current credit agreement.

Restricted cash balances as of December 31, 2016 and 2015 total $10.0 million and $49.8 million, respectively. Restricted cash balances were comprised of (i) $8.6 million and $10.4 million of certificates of deposit to provide securitization of our letters of credit pursuant to our current credit agreement as of December 31, 2016 and 2015, respectively, and (ii) $1.4 million to provide securitization of our letters of credit not related to our current credit agreement as of December 31, 2016 and 2015, respectively. As of December 31, 2015, the restricted cash balance included $38.0 million of restricted cash to provide securitization of borrowings under our credit agreement.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings. Students may authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2016, we held $3.5 million of these funds on behalf of students within our cash, cash equivalents, restricted cash and short term investments on our consolidated balance sheet.

h. Student Receivables

Student receivables represent funds owed to us in exchange for the educational services that we provided to a student. Student receivables are reported net of an allowance for doubtful accounts and net of deferred tuition revenue, as determined on a student-by-student basis as of the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheets. Student receivables which are due to be paid at dates ranging from one to four years from the balance sheet date are reported as non-current assets within our consolidated balance sheets.

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

i. Discontinued Operations

Discontinued operations are accounted for in accordance with FASB ASC Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheets at estimated fair value. The results of operations of discontinued operations are segregated from continuing operations and reported separately as discontinued operations in our consolidated statements of (loss) income and comprehensive (loss) income. See Note 17 “Discontinued Operations” for further discussion.

Effective January 1, 2015, ASC Topic 360 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift upon disposal that have or will have a major effect on an entity’s operations and financial results. We did not have any disposals since the 2015 effective date which met the revised definition of discontinued operations and accordingly all disposals during 2015 and 2016 continue to be reported within continuing operations for all periods presented.

j. Investments

Our investments, which primarily consist of non-governmental debt securities, treasury and federal agencies, and municipal bonds are classified as “available-for-sale” and recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income (loss) within stockholders’

equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our consolidated statements of (loss) income and comprehensive (loss) income.

We use the equity method to account for our investment in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. We include our proportionate share of earnings and/or losses of our equity method investee in other (expense) income within our consolidated statements of (loss) income and comprehensive (loss) income. The carrying value of our equity investment is reported within other non-current assets on our consolidated balance sheets.

k. Inventories

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

Intangible assets include both indefinite and definite-lived assets. Indefinite-lived assets include our CTU trade name and accreditation, licensing and Title IV Program participation rights, which are recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our institutions to participate in Title IV Programs.

Our definite-lived intangible assets include our LCB trade name. Trade names which have been determined to have a definite life are amortized over their expected useful life and for our LCB trade name through its latest teach-out date.

See Note 8 “Goodwill and Other Intangible Assets” for further discussion.

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

See Note 6 “Property and Equipment” for further discussion.

o. Contingencies

During the ordinary course of business, we are subject to various claims and contingencies. In accordance with FASB ASC Topic 450 – Contingencies, when we become aware of a claim or potential claim, we assess the likelihood of any related loss or exposure. The probability of whether an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated, is analyzed, and if the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. For all matters that are currently being reviewed, we expense legal fees, including defense costs, as they are incurred. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters, and our assessment of exposure requires subjective assessment. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Note 11 “Contingencies” for additional information.

p. Income Taxes

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

See Note 13 “Share-Based Compensation” for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

s. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activities of our institutions, including: (1) salaries and benefits of faculty, academic administrators and student support personnel, (2) costs of educational supplies and facilities, including rents on institution leases, certain costs of establishing and maintaining computer laboratories and owned and leased facility costs, and (3) costs of other goods and services provided by our institutions, including costs of textbooks and laptop computers. Costs of such other goods and services for continuing operations, which are included in educational services and facilities expense on our consolidated statements of (loss) income and comprehensive (loss) income, were approximately $12.9 million, $20.0 million and $26.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

t. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses on our consolidated statements of (loss) income and comprehensive (loss) income, were $154.9 million, $220.5 million and $253.0 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2016

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance to an organization’s management, intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide guidance regarding related disclosure. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. For all entities, ASU 2014-15 is effective for annual periods and interim periods within those annual periods ending after December 15, 2016; early adoption is permitted. We have evaluated and adopted this guidance issued by the FASB in 2014. The adoption did not materially impact the presentation of our financial condition, results of operations and disclosures.

Accounting guidance to be adopted beginning 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplified several aspects of accounting for share-based payment award transactions including income tax consequences, classification of excess tax benefits on the statement of cash flows, classification of employee taxes paid on the statement of cash flows when the employer withholds shares, forfeiture policy election and payroll minimum statutory tax withholding. We have evaluated each component of this guidance listed below and adopted the new standard with the year beginning January 1, 2017.

•

Accounting for Income Taxes: The primary impact of adoption will be the recognition of excess tax benefits and tax deficiencies to be recorded in the statement of income (loss) and comprehensive income (loss) when stock awards vest or are settled, rather than paid-in capital for all periods beginning in 2017. The impact of this adoption to our statement of income (loss) and comprehensive income (loss) may vary depending on the movement of our stock price and based on the Company’s stock price as of December 31, 2016 would have an immaterial impact to income tax expense. This will need to be evaluated at each period end prospectively. The Company evaluated the unrecognized excess tax benefits as of December 31, 2016 on a cumulative retrospective basis and determined it did not have any impact to retained earnings and deferred tax assets as of the adoption date (January 1, 2017).

•

Classification of Cash Flow: The adoption of this ASU will not have any material impact on our presentation of the statement of cash flows beginning in 2017. We are electing to apply the presentation requirements for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares to be reported as financing activities beginning 2017. The presentation requirements for cash flows related to excess tax benefits will have no impact to any of the periods presented on our consolidated cash flow statements.

•

Accounting for Forfeitures: The Company currently accounts for estimated forfeitures in the amount of compensation cost recognized in each period, and will continue to do so under the new guidance, therefore, the adoption will not have any impact related to forfeitures.

•

Minimum Statutory Tax Withholding: The new guidance contains an option which allows employees to withhold tax amounts up to the employees’ maximum individual tax rate, which provides the Company an ability to repurchase more of its employees’ shares without triggering liability accounting. The Company does not expect that this change will impact the presentation of financial statements or disclosures.

•

Earnings per Share (“EPS”): The primary impact of adoption will be the elimination of the calculation of assumed proceeds from windfalls and shortfalls under the treasury stock method, which will result in fewer hypothetical repurchase of shares and higher incremental shares being issued, having a dilutive effect on EPS. The adoption of this change will prospectively impact the presentation of our EPS beginning in the first quarter of 2017, but is not expected to be material.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investments, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method was in effect during all previous periods. The amendment requires an equity method investor to add the cost of acquisition and requires available-for-sale equity securities that qualify for the equity method of accounting to recognize earnings as unrealized holding gains or losses in accumulated other comprehensive income. For all entities, ASU 2016-07 is effective for annual periods and interim periods beginning after December 15, 2016. We have evaluated and adopted this guidance beginning 2017. The adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure inventory at the lower of cost and net realizable value, further clarifying consideration for net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). For public business entities, ASU 2015-11 is effective for annual periods and interim periods beginning after December 15, 2016. The amendment in this ASU is prospectively applied with earlier adoption permitted. We have evaluated and adopted this guidance beginning 2017. The adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

Recent accounting guidance not yet adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning fair value of a reporting unit to all its assets and liabilities as if that reporting unit had been acquired in a business combination, eliminating Step 2 from the goodwill impairment tests. For all public entities, ASU 2017-04 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For all public entities, ASU 2016-18 is effective for annual periods and interim periods beginning after December 15, 2017; early adoption is permitted for all organizations for annual periods and interim periods. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by reducing complexity in accounting standards. The amendments eliminate the exception prohibiting the recognition of current and deferred income taxes for an intra-entity transfer of an asset other than inventory until the asset has been sold to an outside party. For all public entities, ASU 2016-16 is effective for annual periods and interim periods beginning after December 15, 2017; early adoption is permitted for all organizations for annual periods and interim periods. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The eight topics include debt prepayment or extinguishments costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. For all public business entities, ASU 2016-15 is effective for annual periods and interim periods beginning after December 15, 2017; early adoption is permitted for all organizations for annual periods and interim periods. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish transparency and comparability that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right to use asset at the lease inception date. For all public business entities, ASU 2016-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact primarily relates to our accounting for real estate leases and real estate subleases. The Company expects to have a material amount now reported as a right of use asset and lease liability related to these leases as well as expects to separate lease components from the non-lease components for recognition. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach starting fiscal year 2017. We are currently evaluating this guidance and believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is principles based guidance that can be applied to all contracts with customers, enhancing comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance details the steps entities should apply to achieve the core principle. Subsequently, FASB issued four additional Updates to the guidance as follows: In August 2015, the FASB issued ASU 2015-14 approving a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under GAAP. In March 2016, the FASB issued ASU 2016-08, providing clarity to improve operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, to add further guidance on identifying performance obligations and the licensing implementation while retaining the related core principles for those areas. In May 2016, the FASB issued ASU 2016-12, amendments to provide clarity on the objective of the collectability criterion, permit an entity to exclude amounts collected from customers for all sales taxes from the transaction price, specify a measurement date for non-cash consideration, provide a practical expedient permitting an entity to reflect the aggregate effect of all modifications, clarify a completed contract during transition and clarify disclosure requirements for retrospectively applied guidance in Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, providing further clarification and guidance on various topics brought to the Board’s attention by Codifications online feedback and stakeholders’ technical inquiries. The guidance permits two methods of adoption: a full retrospective approach which requires restatements of all prior periods presented or a modified retrospective approach which does not require restatement of all prior periods presented. The standard will be effective for public business entities for annual reporting periods beginning after December 15, 2017 and interim periods therein.

The new standard will be effective for us beginning January 1, 2018. We are continuing to evaluate the impact that the adoption of ASU 2014-09 will have on the presentation of our financial condition, results of operations and disclosures. While we are continuing to assess all potential impacts of the standard, we are currently anticipating adopting the standard using the modified retrospective approach. Additionally, we are currently assessing the impacts related to the accounting for contract assets separate from accounts receivable and are evaluating the point at which a student’s contract asset becomes a receivable. We expect to utilize a portfolio approach when analyzing our student contracts and are evaluating how we will determine the portfolio(s) and apply this approach. We reasonably expect that the impact of applying the portfolio approach to not differ materially from considering each contract individually. Our student contracts all have similar characteristics and performance obligations. We do not expect to have a material impact to revenue recognition related to the adoption of ASU 2014-09 but we are still finalizing our assessment.

4. INVESTMENTS

Investments of our continuing operations consist of the following as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$4,050	$-	$-	$4,050
Non-governmental debt securities	107,305	22	(113)	107,214
Treasury and federal agencies	36,480	10	(73)	36,417
Total short-term investments	147,835	32	(186)	147,681
Restricted short-term investments (available for sale):
Non-governmental debt securities	8,597	-	-	8,597
Total investments (available for sale)	$156,432	$32	$(186)	$156,278

	December 31, 2015
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,500	$-	$(11)	$1,489
Non-governmental debt securities	76,999	-	(242)	76,757
Treasury and federal agencies	36,779	3	(127)	36,655
Total short-term investments	115,278	3	(380)	114,901
Long-term investments (available for sale):
Municipal bond	7,850	-	(476)	7,374
Total investments (available for sale)	$123,128	$3	$(856)	$122,275

In the table above, unrealized holding gains (losses) as of December 31, 2016 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

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

Our restricted short-term investments are comprised entirely of certificates of deposit, which secure our letters of credit. Prior to the second quarter of 2016, these funds were held as cash by the letter of credit issuer and reported by the Company as restricted cash on our consolidated balance sheets.

During 2016, our long-term municipal bond investment was called by the issuer at face value. The cumulative unrealized loss of $0.5 million was subsequently reversed out of accumulated other comprehensive loss, a component of stockholders’ equity.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2016	$113,040	$39,459	$800	$2,979	$156,278
Original stated term to maturity of available-for-sale- investments as of December 31, 2015	$71,000	$43,552	$-	$7,723	$122,275

Realized gains or losses resulting from sales of investments during the years ended December 31, 2016, 2015 and 2014 were not significant.

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

As of December 31, 2016, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at December 31, 2016 and 2015 were as follows (dollars in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$4,050	$-	$4,050
Non-governmental debt securities	33,597	82,214	-	115,811
Treasury and federal agencies	-	36,417	-	36,417
Totals	$33,597	$122,681	$-	$156,278

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,489	$7,374	$8,863
Non-governmental debt securities	-	76,757	-	76,757
Treasury and federal agencies	-	36,655	-	36,655
Totals	$-	$114,901	$7,374	$122,275

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company. As of December 31, 2016, our investment in an equity affiliate equated to a 30.7%, or $3.1 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning. For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $0.9 million of loss, $0.3 million of loss and less than $0.1 million of income, respectively, related to our proportionate investment in CCKF within miscellaneous income (expense) on our consolidated statements of (loss) income and comprehensive (loss) income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipathTM adaptive learning technology. The total fees paid to CCKF for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

Maintenance Fee Payments
For the year ended December 31, 2016	$1,375
For the year ended December 31, 2015	$1,390
For the year ended December 31, 2014 (1)	$1,972

_______________________

(1)	Maintenance fee payments through October 2014 were incurred prior to an increase in ownership for CCKF. Through October 2014, CCKF was accounted for as a cost method investment.

5. STUDENT RECEIVABLES

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

As of December 31, 2016 and 2015, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $3.1 million and $4.0 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the year ended December 31, 2016	$20,229	$32,049	$(29,136)	$23,142
For the year ended December 31, 2015	$19,097	$22,212	$(21,080)	$20,229
For the year ended December 31, 2014	$27,504	$14,864	$(23,271)	$19,097

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $6.2 million, $6.7 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

6. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	December 31,
	2016	2015	Life
Leasehold improvements	$228,551	$264,282	Shorter of Life of Lease or Useful Life
Computer hardware and software	110,013	124,899	3 years
Furniture, fixtures and equipment	59,639	88,776	5-10 years
Culinary equipment and library materials	14,499	17,822	10 years
Building and improvements	8,656	8,657	15-35 years
Vehicles	502	533	5 years
Construction in progress	67	2,196
	421,927	507,165
Less-accumulated depreciation	(381,415)	(448,916)
Total property and equipment, net	$40,512	$58,249

Depreciation expense for continuing operations for the years ended December 31, 2016, 2015 and 2014 was $21.9 million, $24.8 million and $52.6 million, respectively. Depreciation expense for discontinued operations, included in loss from discontinued operations, was zero for the years ended December 31, 2016 and 2015, respectively, and $2.0 million for the year ended December 31, 2014.

Property and equipment was affected by asset impairment charges of approximately $1.2 million, $41.7 million and $25.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily as a result of the reduction in carrying values for campuses that are being taught out, decisions made to exit certain leased facilities, and for certain long-lived assets which were expected to generate negative cash flows through the respective lease end dates and as such the carrying values were not recoverable. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820.

For assets with remaining fair value existing at our teach-out campuses, depreciation expense will be recorded over the shorter of the remaining useful life or the teach-out date for the campus.

7. LEASES

We lease most of our administrative and educational facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2023. Lease terms generally range from one to seven years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period.

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

Rent expense, including charges recorded for vacated space, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $70.4 million, $64.3 million and $68.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is reflected in educational services and facilities expense in our consolidated statements of (loss) income and comprehensive (loss) income. Rent expense for discontinued operations, which is included in loss from discontinued operations, was approximately $2.3 million and $14.4 million for the years ended December 31, 2016 and 2014, respectively. Rent expense for discontinued operations recorded during the year ended December 31, 2015 was a negative $2.4 million. This gain resulted from a change in estimate for remaining lease obligations recorded upon cease use date for certain real estate facilities related to expected terms of leases and estimated income from sublease arrangements.

Remaining Lease Obligations of Continuing Operations

We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our consolidated statements of (loss) income and comprehensive (loss) income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for exited space related to our continuing operations for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the year ended December 31, 2016	$12,892	$32,351	$(16,413)	$7,984	$36,814
For the year ended December 31, 2015	$7,094	$20,552	$(18,817)	$4,063	$12,892
For the year ended December 31, 2014	$7,259	$4,496	$(5,475)	$814	$7,094

(1)

Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2016, future minimum lease payments under operating leases for continuing and discontinued operations are as follows (dollars in thousands):

	Operating Leases
	Continuing	Discontinued
	Operations	Operations	Total
2017 (1)	$51,931	$12,692	$64,623
2018	40,579	6,152	46,731
2019	31,084	837	31,921
2020	21,193	-	21,193
2021 and thereafter	20,416	-	20,416
Total	$165,203	$19,681	$184,884

__________________________

(1)	Amounts include costs associated with executed early termination of real estate leases.

Of the remaining $165.2 million of lease payments for continuing operations, $45.6 million relates to our Transitional Group leases and $60.8 million relates to Culinary Arts leases. See Note 17 “Discontinued Operations” and Note 9 “Restructuring Charges” for further discussion.

As of December 31, 2016, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, for continuing and discontinued operations is as follows (dollars in thousands):

	Operating Subleases
	Continuing	Discontinued
	Operations	Operations	Total
2017	$3,585	$5,098	$8,683
2018	3,396	883	4,279
2019	2,412	5	2,417
2020	736	-	736
2021 and thereafter	229	-	229
Total	$10,358	$5,986	$16,344

8. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for continuing operations as of December 31, 2016 and 2015. The carrying values of goodwill for CTU and AIU were $45.9 million and $41.4 million, respectively, for the years ended December 31, 2016 and 2015.

We performed our annual impairment testing of goodwill as of October 1, 2016 and determined that none of our reporting units were at risk of failing the first step of the goodwill impairment test as of October 1, 2016.

In calculating the fair value for CTU and AIU, we performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units:

•

Income Approach: To determine the estimated fair value of each reporting unit, we discount the expected cash flows which are developed by management. We estimate our future cash flows after considering current economic conditions and trends, estimated future operating results and capital investments, our views of growth rates and anticipated future economic and regulatory conditions. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our future expected cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our models, we use a Gordon Growth Model and terminal value approach and incorporate the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our reporting units using several market-based approaches, including the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar for-profit postsecondary education publicly traded companies.

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

As of December 31, 2016 and 2015, the cost basis, accumulated amortization and net book value of other intangible assets for continuing operations are as follows (dollars in thousands):

	As of December 31, 2016	As of December 31, 2015
Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights	$1,000	$1,000
CTU trade name	6,900	6,900
Net book value, non-amortizable intangible assets:	$7,900	$7,900

Amortizable intangible assets:
LCB trade name	$1,400	$1,400
LCB trade name, accumulated amortization	(800)	-
Net book value, amortizable intangible assets:	$600	$1,400

Amortizable intangible assets are fully amortized on a straight-line basis over their estimated useful lives as of December 31, 2016. Our definite-lived trade name of $1.4 million has a remaining useful life of nine months. Amortization expense from continuing operations was $0.8 million, $0.1 million and $0.8 million, for the years ended December 31, 2016, 2015 and 2014, respectively. The amortization expense for 2015 and 2014 related to trade names of previously sold campus and courseware intangible assets.

As of December 31, 2016, net intangible assets include certain accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of indefinite-lived intangible asset balances as of October 1, 2016 and concluded that no indicators existed that would suggest that it is more likely than not that the remaining assets would be impaired. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to test the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. We continue to monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible further declines in estimated fair value.

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

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Balance, Beginning of Period	Severance and related charges (1) (2)	Payments	Non-cash adjustments (3)	Balance, End of Period
For the year ended December 31, 2016	$18,985	$507	$(11,015)	$209	$8,686
For the year ended December 31, 2015	$2,712	$24,085	$(7,518)	$(294)	$18,985
For the year ended December 31, 2014	$3,256	$3,979	$(3,120)	$(1,403)	$2,712

_________________________

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance charges will result in future cash expenditures through 2018.
(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the years ended December 31, 2016, 2015 and 2014 by reporting segment is as follows (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
CTU	$18	$405	$544
AIU	66	673	103
Total University Group	84	1,078	647
Corporate and Other	388	4,631	1,087
Subtotal	472	5,709	1,734
Culinary Arts	5	8,229	455
Transitional Group	30	10,147	1,790
Total	$507	$24,085	$3,979

The current portion of the accrual for severance and related charges was $7.3 million and $11.5 million, respectively, as of December 31, 2016 and 2015, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $1.4 million and $7.5 million is recorded within other non-current liabilities on our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

In addition, as of December 31, 2016, we have an accrual of approximately $1.4 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

In addition to the severance charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of December 31, 2016, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $20 million to $30 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $32.4 million of charges related to remaining obligations which were recorded during 2016. See Note 7 “Leases” and Note 17 “Discontinued Operations” for further information regarding remaining lease obligations of continuing operations and discontinued operations.

10. CREDIT AGREEMENT

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

We may prepay amounts outstanding, or terminate or reduce the commitments, under the Credit Agreement upon three or five business days’ prior notice, respectively, in each case without premium or penalty. The Credit Agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and permitted investments in our domestic accounts of at least $110.0 million at all times, which includes cash maintained in collateral accounts to secure letter of credit obligations. The loans and letter of credit obligations under the Credit Agreement are secured by 100% cash collateral. The agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default, including rights to accelerate the loans, terminate the commitments and rights to realize upon the collateral securing the obligations under the Credit Agreement.

As of December 31, 2016, there were no outstanding borrowings under the revolving credit facility.

Selected details of our credit agreement as of and for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	As of December 31,
	2016	2015
Credit Agreement:
Credit facility remaining availability	$86,403	$46,554
Credit facility borrowings	$-	$38,000
Outstanding letters of credit (1)(2)	$8,597	$10,446
Availability of additional letters of credit (3)	$51,403	$49,554
Weighted average daily revolving credit borrowings for the year ended	$19	$3
Weighted average annual interest rate	1.93%	1.92%
Commitment fee rate	0.25%	0.25%
Letter of credit fee rate	0.75%	0.75%

(1)	Represents letters of credit which are fully collateralized with $8.6 million and $10.4 million of restricted cash as of December 31, 2016 and 2015, respectively.
(2)

As of December 31, 2016 and 2015, outstanding letters of credit not related to the Credit Agreement totaled $1.4 million for each year, respectively, which amount is fully collateralized with restricted cash and investments, which is in addition to the $8.6 million and $10.4 million, respectively, referenced in this Note 10.

(3)	The letters of credit sublimit of $60.0 million under the Credit Agreement is part of, not in addition to, the $95.0 million aggregate commitments.

11. CONTINGENCIES

An accrual for estimated legal fees and settlements of $34.5 million and $2.7 million at December 31, 2016 and December 31, 2015, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Student Litigation

Surrett, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, a complaint was filed in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County naming Western Culinary Institute, Ltd. (“WCI”) and the Company as defendants. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act (“UTPA”) and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege WCI made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s UTPA; that motion was granted on September 12, 2008. On February 5, 2010, the circuit court entered an order granting class certification on part of plaintiff’s UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. The class consists of students who enrolled at WCI between March 5, 2006 and March 1, 2010, excluding those who dropped out or were dismissed from the school for academic reasons, and they are seeking tuition refunds, interest and certain fees paid in connection with their enrollment at WCI.

On May 23, 2012, WCI filed a motion to compel arbitration of claims by 1,062 individual class members who signed enrollment agreements containing express class action waivers. The circuit court issued an order denying the motion on July 27, 2012. On August 6, 2012, WCI filed an appeal from the circuit court’s order and on January 21, 2016, the appellate court reversed the circuit court and held that the claims by the 1,062 individual class members referenced above should be compelled to arbitration. The case was remanded back to the circuit court for further proceedings and on January 31, 2017 the circuit court granted defendants’ motion to decertify the class, which then consisted of approximately 1,000 members, and granted plaintiff’s motion for leave to file an amended complaint with respect to misrepresentation claims based on diminished value. The circuit court also granted plaintiff’s motion to add a claim for punitive damages.

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

False Claims Act

United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. On July 27, 2009, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs (or “relators”) may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. On July 12, 2012, the district court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remained pending against defendants was based on relators’ contention that defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process. On December 16, 2013, we filed a motion for summary judgment on a variety of substantive grounds. On September 29, 2014, the district court granted our motion for summary judgment and entered judgment in our favor. On October 2, 2014, relators filed a notice of appeal. The appeal was stayed pending the United States Supreme Court’s decision in Kellogg Brown & Root Servs., Inc. v. U.S. ex rel. Carter, No. 12-1497. The Supreme Court issued its decision and the case was remanded to the district court. After considering additional arguments regarding whether it has jurisdiction over relators’ remaining claims, on June 8, 2016, the district court issued an order finding that it does not have jurisdiction over the relators’ proof of graduation claim. The district court additionally found that it does not have jurisdiction over the incentive compensation claim as to three of the four relators, but that it does have jurisdiction over that claim with respect to the fourth relator. The district court ordered, and the parties submitted further briefing as to whether and to what extent the district court’s June 8, 2016 order affected its September 29, 2014 order granting summary judgment to defendants on the accreditation claim. On September 20, 2016, the district court held that all four relators could proceed with the accreditation claim and on October 28, 2016, the district court set the case for trial on February 27, 2017.

On February 15, 2017, we entered into a settlement agreement with relators pursuant to which the Company will pay $10 million to the United States. The agreement expressly recognizes that, by entering into the agreement, the Company is not admitting to any violations of law or liability with respect to the action and that the Company maintains it acted at all times in compliance with laws and regulations. On February 16, 2017, the United States filed its consent to dismissal of the action with prejudice for the period from December 2007 through May 2009. On February 16, 2017 the case was dismissed with prejudice as to the United States as described and with prejudice as to the relators in its entirety. As a result of the settlement, the action has been fully resolved. The settlement enables the Company to resolve disputed claims without the costs, disruption, uncertainty and expense of further litigation. Further, by eliminating the distraction caused by this lawsuit, the Company’s management can provide more attention to the Company’s core operations and its goal of enhancing retention and outcomes for our students.

On February 15, 2017, in addition to the settlement described above, the Company entered into a separate settlement agreement with the relators for relators’ claims for attorney’s fees and costs under 31 U.S.C. § 3730(d)(2). Under the terms of this agreement the Company will pay $22 million to the attorneys representing the relators. This settlement agreement resolved all claims by relators for their attorneys’ fees and costs in connection with the action. As of December 31, 2016, the Company had recorded aggregate reserves of $32.0 million related to these settlements.

United States of America, ex rel. Brent M. Nelson v. Career Education Corporation, Sanford-Brown, Ltd., and Ultrasound Technical Services, Inc. On April 18, 2013, defendants were served with an amended complaint filed in the U.S. District Court for the Eastern District of Wisconsin. The original complaint was filed under seal on July 30, 2012 by a former employee of Sanford-Brown College Milwaukee on behalf of himself and the federal government. On February 27, 2013, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If he is successful he would receive a portion of the federal government’s recovery. An amended complaint was filed by the relator on April 12, 2013 and alleges violations of the False Claims Act, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relator claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On June 11, 2013, defendants filed a motion to dismiss the case on a variety of grounds. The district court ruled on that motion, dismissing CEC from the case and dismissing several of the relator’s factual claims. On November 27, 2013, Sanford Brown, LTD., and Ultrasound Technical Services, Inc., the remaining Company defendants, filed a motion to dismiss the case for lack of subject matter jurisdiction due to prior public disclosures of the relator’s alleged claims. On March 17, 2014, the district court granted this motion in part, limiting the timeframe and geographical scope of the relator’s claims. On June 13, 2014, the district court granted the remaining Company defendants’ motion for summary judgment and entered judgment in their favor. On July 9, 2014, relator filed a notice of appeal. On June 8, 2015, the appellate court affirmed the district court. On July 2, 2015, relator filed a petition for rehearing, which was denied on August 4, 2015. On December 2, 2015, relator filed his petition for certiorari to the United States Supreme Court. Defendants filed their opposition to the petition on February 3, 2016. On June 27, 2016, the Supreme Court entered an order granting the petition, vacating the appellate court’s judgment and remanding the case back to the appellate court for further consideration. On October 24, 2016, the appellate court again affirmed the district court’s grant of summary judgment in defendants’ favor. On November 9, 2016, relator filed a petition for rehearing which was denied on November 30, 2016. Relator has until February 28, 2017 to seek certiorari to the United States Supreme Court.

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

Employment Litigation

Wilson, et al. v. Career Education Corporation. On August 11, 2011, Riley Wilson, a former admissions representative based in Minnesota, filed a complaint in the U.S. District Court for the Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment arising from our decision to terminate our Admissions Representative Supplemental Compensation (“ARSC”) Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated admissions representatives who also were affected by termination of the plan. On October 6, 2011, we filed a motion to dismiss the complaint. On April 13, 2012, the district court granted our motion to dismiss in its entirety and dismissed plaintiff’s complaint for failure to state a claim. The district court dismissed this action with prejudice on May 14, 2012. On June 11, 2012, plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit appealing the final judgment of the district court. Briefing was completed on October 30, 2012, and oral argument was held on December 3, 2012. On August 30, 2013, the appellate court affirmed the district court’s ruling on plaintiff’s unjust enrichment claim but reversed and remanded for further proceedings on plaintiff’s breach of contract claim. On September 13, 2013, we filed a petition for rehearing to seek review of the panel’s decision on the breach of contract claim and for certification of question to the Illinois Supreme Court, but the petition was denied.

The case was remanded to the district court for further proceedings on the sole question of whether CEC’s termination of the ARSC Plan violated the implied covenant of good faith and fair dealing. The parties completed fact discovery as to the issue of liability. On March 24, 2015, we filed a motion for summary judgment which the district court granted on December 18, 2015. Plaintiff filed his notice of appeal on January 16, 2016. On December 22, 2016, the appellate court affirmed summary judgment in favor of CEC. On January 5, 2017, plaintiff filed a petition for rehearing which was denied on January 20, 2017. Plaintiff has until April 20, 2017 to seek certiorari to the United States Supreme Court.

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

We cannot predict the scope, duration or outcome of these attorney general investigations. At the conclusion of any of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties and/or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. In addition, all of the Company’s institutions were issued provisional program participation agreements in May 2016 and these attorney general investigations were cited as one of the bases for that decision. Our ACICS-accredited institutions all have provisional program participation agreements that extend through the duration of their respective closure dates. Each of our remaining institutions applied for recertification by September 30, 2016 in order to continue its eligibility to participate in Title IV Programs on a month-to-month basis while ED processes their applications. We cannot predict whether, or to what extent, any of these inquiries or future resolutions of these inquiries might impact the recertification process for the institutions operating on a month-to-month approval. Depending on the circumstances of any resolution of these inquiries, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions’ Title IV eligibility, or impose fines. If any of the foregoing occurs, our business, reputation, financial position, cash flows and results of operations could be materially adversely affected. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

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

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, the U.S. Department of Education (“ED”) advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s previous Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication or reporting of placement rates or other disclosures to students or prospective students or finds any other basis in the materials we are providing, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions Title IV eligibility, or impose fines. In addition, all of the Company’s institutions were issued provisional program participation agreements in May 2016 and this inquiry was cited as one of the bases for that decision. Our ACICS-accredited institutions all have provisional program participation agreements that extend through the duration of their respective closure dates. Each of our remaining institutions applied for recertification by September 30, 2016 in order to continue eligibility to participate in Title IV Programs on a month-to-month basis while ED processes their applications. We cannot predict whether, or to what extent, ED’s inquiry might impact the recertification process for the institutions operating with a month-to-month approval.

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

OIG Audit

Our schools and universities are subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”), to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG's proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU's response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU's response to the draft report, was forwarded to ED's Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews covering the Audit Period to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011, which CTU has completed and submitted to ED. On April 29, 2016, ED also requested an additional file review related to whether CTU appropriately performed calculations regarding any required return of Title IV Program funds for students that failed to earn passing grades within a term. This additional file review covers the period from July 5, 2009 to June 30, 2011 and is a review of whether students should be deemed to have unofficially withdrawn from the institution based on each student’s last known academically-related activity. CTU is seeking reconsideration of the request for this additional file review. In a May 2016 semi-annual OIG update to Congress, the OIG noted that it and ED’s Office of Federal Student Aid have been unable to agree on the appropriate resolution of this audit and ED had planned to refer the matter to the Department’s Audit Follow-up Official for dispute resolution. As of December 31, 2016, the Company has a $1.0 million reserve recorded related to this matter. This reserve does not include any amount relating to the additional file review requested by ED on April 29, 2016 because it is uncertain.

12. INCOME TAXES

The domestic pretax loss from continuing operations for the years ended December 31, 2016, 2015 and 2014 was $31.4 million, $94.4 million and $138.8 million, respectively.

The (benefit from) provision for income taxes from continuing operations for the years ended December 31, 2016, 2015 and 2014 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Current provision (benefit)
Federal	$-	$(364)	$(10,168)
State and local	704	(2,279)	(346)
Total current provision (benefit)	704	(2,643)	(10,514)
Deferred (benefit) provision
Federal	(16,247)	(126,465)	13,445
State and local	(1,007)	(18,346)	805
Total deferred (benefit) provision	(17,254)	(144,811)	14,250
Total (benefit from) provision for income taxes	$(16,550)	$(147,454)	$3,736

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes	(3.4)	(2.7)	(2.6)
Nondeductible goodwill	-	-	0.6
Valuation allowance	0.5	0.6	37.0
Valuation allowance release	-	(116.3)	-
Federal audit settlement	(6.7)	-	2.4
Worthless stock	(11.9)	-	-
Tax credits	(0.4)	(0.2)	-
Other	4.1	(2.5)	0.3
Effective income tax rate	(52.8)%	(156.1)%	2.7%

The effective tax rate for the year ended December 31, 2016 includes a $3.7 million net benefit for a worthless stock deduction, which decreased the effective tax rate by 11.9%. The 2016 effective tax rate also includes a $2.1 million favorable tax adjustment related to the recent closure of a federal income tax audit covering the years ended December 31, 2013 through December 31, 2014, which decreased the effective tax rate by 6.7%. The effective tax rate for the year ended December 31, 2015 benefitted by 116.3% due to a valuation allowance release of $109.8 million. The effective tax rate for the year ended December 31, 2014 was negatively impacted by 37.0% due to a valuation allowance of $51.6 million. Additionally, the 2014 effective tax rate was negatively impacted by the settlement of a federal income tax audit covering the years ended December 31, 2008 through December 31, 2012, the impact of which was 2.4%.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2016, 2015 and 2014 is as follows (dollars in thousands):

	2016	2015	2014
Gross unrecognized tax benefits, beginning of the year	$7,737	$9,318	$13,900
Additions for tax positions of prior years	263	19	129
Reductions for tax positions of prior years	-	(20)	-
Additions for tax positions related to the current year	1,247	864	931
Reductions due to settlements	-	-	(4,064)
Reductions due to lapse of applicable statute of limitations	(1,115)	(2,444)	(1,578)
Subtotal	8,132	7,737	9,318
Interest and penalties	2,008	1,986	2,820
Total gross unrecognized tax benefits, end of the year	$10,140	$9,723	$12,138

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $6.6 million and $6.4 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $1.2 million and $6.9 million, respectively. We record interest and penalties related to unrecognized tax benefits within (benefit from) provision for income taxes on our consolidated statements of (loss) income and comprehensive (loss) income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $2.0 million for the years ended December 31, 2016 and 2015. For the years ended December 31, 2016, 2015 and 2014, we recognized less than $0.1 million of benefit, $0.7 million of benefit and $0.1 million of benefit, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

CEC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2016, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2014. In addition, a number of state and local examinations are currently ongoing. It is possible that these state examinations may be resolved within twelve months. Due to the potential for resolution of state examinations, and the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.8 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	December 31,
	2016	2015
Deferred income tax assets:
Accrued occupancy	$12,973	$4,191
Deferred rent obligations	6,232	9,281
Foreign tax credits	32,998	32,998
Valuation allowance foreign tax credits	(32,998)	(32,998)
Compensation and employee benefits	15,349	12,751
Tax net operating loss carry forwards	74,315	61,982
Valuation allowance	(12,415)	(8,196)
Allowance for doubtful accounts	4,773	3,967
Covenant not-to-compete	7	11
Accrued settlements and legal	13,231	938
Deferred compensation	1,223	520
Accrued restructuring and severance	2,561	6,014
Equity method for investments	669	256
General business tax credits	903	699
Illinois edge credits	4,335	6,351
Valuation allowance edge credits	(4,335)	(6,351)
Depreciation and amortization	40,960	47,453
Other	797	712
Total deferred income tax assets	161,578	140,579
Deferred income tax liabilities:
Other	3,306	2,863
Total deferred income tax liabilities	3,306	2,863
Net deferred income tax assets	$158,272	$137,716

As of December 31, 2016, the Company has a gross deferred tax asset before valuation allowance of $486.2 million and a gross deferred tax liability of $8.9 million. As of December 31, 2015, the Company had a gross deferred tax asset before valuation allowance of $426.2 million and a gross deferred tax liability of $7.7 million.

As of December 31, 2016, we have federal net operating loss carry forwards of approximately $158.1 million, available to offset future taxable income, which do not begin expiring until 2034 and are fully expired in 2036. Additionally, we have $33.0 million of foreign tax credits which expire during 2022 and 2023, and we continue to maintain a full valuation allowance against the foreign tax credits deferred tax balance. We have state net operating loss (“NOL”) carry forwards of approximately $411.4 million, which expire between 2017 and 2036. Of this amount, approximately $248.2 million relates to separate state NOL carryforwards. We also have Illinois edge credits of $6.7 million gross available to offset future Illinois state income tax, which expire between 2017 and 2019.

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

As of December 31, 2015, the Company determined that it was more likely than not that we will realize most of our deferred tax assets and, as a result, reversed a significant portion of our valuation allowance in the fourth quarter of 2015. A valuation allowance of $47.5 million was maintained as of December 31, 2015 with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets we have determined that it is necessary to continue to record the valuation allowance against these credits and separate state net operating losses. As of December 31, 2016, the total valuation allowance attributable to these items is $49.7 million. The Company concluded it was not more likely than not for the deferred tax assets related to foreign tax credits to be realized and maintained the valuation allowance with respect to these assets. The separate state NOLs can generally only be used by the originating entity and relate to entities announced for teach-out. Since the future operating income (loss) of these entities is restricted to the teach-out period, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. The Illinois edge credits expire between 2017 and 2019. Given the limited life of these credits and the need to first exhaust an available NOL carryforward, the valuation allowance pertaining to this item was also not released. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

13. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders on May 24, 2016. The 2016 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2016, there were approximately 4.3 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.2 million shares issuable upon exercise of outstanding options and (ii) less than 0.1 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2016. Additionally, as of December 31, 2016, there were approximately 2.9 million shares issuable upon exercise of outstanding options and 1.7 million shares underlying restricted and deferred stock units outstanding, which will be settled in shares of our common stock if the vesting conditions are met, under the previous Career Education Corporation 2008 Incentive Compensation Plan. This plan was replaced by the 2016 Plan and effective May 24, 2016, all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of December 31, 2016, we estimate that compensation expense of approximately $5.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the years ended December 31, 2016, 2015 and 2014 under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	3,900,435	$15.15
Granted	746,318	6.89
Exercised	(225,000)	2.72		$721
Forfeited	(299,577)	4.94
Cancelled	(340,212)	39.49
Outstanding as of December 31, 2014	3,781,964	$12.88
Granted	848,705	4.83
Exercised	(303,035)	2.73		$620
Forfeited	(1,278,150)	4.60
Cancelled	(391,761)	20.87
Outstanding as of December 31, 2015	2,657,723	$14.27
Granted	915,122	4.81
Exercised	(89,773)	4.17		$189
Forfeited	(120,964)	5.11
Cancelled	(276,220)	24.69
Outstanding as of December 31, 2016	3,085,888	$11.18	5.66 years	$10,399
Exercisable as of December 31, 2016	1,818,745	$15.63	3.40 years	$3,689

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2016:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$2.65	$3.93	363,248	$3.27	7.02	334,942	$3.32
$4.07	$4.15	307,380	$4.14	8.65	76,845	$4.14
$4.49	$4.49	683,104	$4.49	9.18	-	$-
$5.00	$5.96	323,188	$5.87	8.81	40,510	$5.65
$6.51	$8.63	434,420	$8.01	2.70	391,900	$8.09
$13.32	$21.80	309,056	$17.59	1.81	309,056	$17.59
$22.04	$26.15	312,144	$22.55	2.48	312,144	$22.55
$29.02	$29.68	65,348	$29.18	2.47	65,348	$29.18
$30.67	$30.67	168,000	$30.67	2.65	168,000	$30.67
$33.96	$33.96	120,000	$33.96	0.35	120,000	$33.96
		3,085,888	$11.18	5.66	1,818,745	$15.63

Restricted Stock and Restricted Stock Units to be Settled in Stock. Restricted stock and restricted stock units to be settled in shares of stock generally become fully vested as follows: 25% per year over a four-year service period or one-third for each of the first through third anniversary of the grant date. Certain awards granted in 2016 vest 20% after the first year, 50% after the second year and 30% after the third year and are “performance-based” awards which are subject to performance conditions that, even if the requisite service period is met, may reduce the number of units of restricted stock that vest at the end of the requisite service period or result in all units being forfeited. Also, certain awards granted in 2015 for retention purposes are subject to accelerated vesting and cash settlement in the event of an involuntary not-for-cause termination of employment by the Company.

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2016, 2015 and 2014:

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2013	221,562	$22.19	538,621	$8.30	760,183
Granted	-	-	318,940	6.57	318,940
Vested	(136,133)	22.94	(135,645)	8.61	(271,778)
Forfeited	(42,677)	20.87	(165,776)	7.90	(208,453)
Outstanding as of December 31, 2014	42,752	$21.63	556,140	$7.35	598,892
Granted (1)	-	-	808,898	5.29	808,898
Vested	(39,969)	21.62	(197,609)	7.94	(237,578)
Forfeited	(2,783)	21.80	(409,558)	6.33	(412,341)
Outstanding as of December 31, 2015 (1)	-	$-	757,871	$5.55	757,871
Granted	-	-	1,555,828	4.58	1,555,828
Vested (2)	-	-	(381,850)	5.98	(381,850)
Forfeited	-	-	(219,645)	5.06	(219,645)
Outstanding as of December 31, 2016	-	$-	1,712,204	$4.63	1,712,204

_______________

(1)

The total granted awards during 2015 and total outstanding balance as of December 31, 2015 includes an adjustment of 163,566 restricted stock units. These units were previously recorded in the summary table of restricted stock units settled in cash due to the potential for cash settlement upon an involuntary, not for cause termination.

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

The following table summarizes information with respect to all deferred stock units during the years ended December 31, 2016, 2015 and 2014:

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2013	-	$-
Granted	116,952	4.39
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2014	116,952	$4.39
Granted	2,928	5.73
Vested	(19,492)	4.39
Forfeited	(9,746)	4.39
Outstanding as of December 31, 2015 (1)	90,642	$4.43
Granted	-	-
Vested	(14,619)	4.39
Forfeited	-	-
Outstanding as of December 31, 2016 (1)	76,023	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units for the years ended December 31, 2016, 2015 and 2014:

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2013	2,288,915
Granted	981,136
Vested	(755,656)
Forfeited	(671,940)
Outstanding as of December 31, 2014	1,842,455
Granted (1)	873,154
Vested	(444,499)
Forfeited	(696,060)
Outstanding as of December 31, 2015 (1)	1,575,050
Granted	461,428
Vested	(610,680)
Forfeited	(233,720)
Outstanding as of December 31, 2016	1,192,078

 _______________

(1)

The total granted awards during 2015 and total outstanding balance as of December 31, 2015 includes an adjustment of 163,566 restricted stock units. These units were previously recorded in the summary table of restricted stock units settled in cash due to the potential for cash settlement upon an involuntary, not for cause termination and are now included in the summary table of restricted stock units settled in stock.

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $5.6 million, $1.4 million and $4.8 million of expense for the years ended December 31, 2016, 2015 and 2014, respectively, for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2016	2015 (1)	2014
Stock options	$1,256	$761	$1,372
Restricted stock or units settled in stock	1,960	2,532	2,865
Restricted stock units settled in cash	5,569	1,447	4,514
Stock appreciation rights settled in cash	-	-	295
Total stock-based compensation expense	$8,785	$4,740	$9,046

(1)

Stock-based compensation expense for 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2014, 2015 and 2016 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2016, 2017 and

2018, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of (loss) income and comprehensive (loss) income in the current period. We recorded $5.4 million, $2.1 million and $3.5 million for expense related to these awards for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The fair value of each stock option award granted during the years ended December 31, 2016, 2015 and 2014 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2016, 2015 and 2014, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Dividend yield	-	-	-
Risk-free interest rate	1.3%	1.6%	1.4%
Weighted average volatility	70.4%	73.2%	73.0%
Expected life (in years)	4.8	5.1	4.3
Weighted average grant date fair value per share of options granted	$2.75	$2.86	$3.89

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2016, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 66.3% to 76.8%.

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

The weighted average number of common shares used to compute basic and diluted net (loss) income per share for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Year Ended December 31,
	2016 (1)	2015	2014 (1)
Basic common shares outstanding	68,373	67,860	67,173
Common stock equivalents	-	468	-
Diluted common shares outstanding	68,373	68,328	67,173

_________________

(1)Due to the fact that we reported a loss from continuing operations for the years ended December 31, 2016 and 2014, potential common stock equivalents were excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the years ended December 31, 2016 and 2014.

In addition to the common stock issued upon the exercise of employee stock options, the granting of restricted stock and the vesting of restricted stock units to be settled in stock, we issued approximately 0.1 million of shares for each the years ended December 31, 2016, 2015 and 2014, respectively, upon the purchase of common stock pursuant to our employee stock purchase plan.

15. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who work greater than 1,000 hours in a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2016, 2015 and 2014, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25 % of the next 4% of the percentage of annual pay that the employee elected to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay and in the company’s matching contribution. During the years ended December 31, 2016, 2015 and 2014, we recorded expense under this plan of approximately $2.9 million, $3.6 million, and $3.8 million, respectively, net of any forfeited employer matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2016, 3.3 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2016, 2015 and 2014, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

16. SEGMENT REPORTING

Our reporting segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan.

Our four reporting segments are described below.

University Group:

☐

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2016, students enrolled at CTU represented approximately 60% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

☐

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2016, students enrolled at AIU represented approximately 32% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

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

☐

Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. These campuses are all expected to complete their teach-out activities by the end of 2017. As of December 31, 2016, students enrolled at LCB represented approximately 6% of our total enrollments.

During 2016, we completed the teach-out of one Culinary Arts campus (LCB St. Louis). The results of operations for this campus will remain reported within the Culinary Arts segment as part of continuing operations, in accordance with ASC Topic 360.

☐

Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. The campuses within the Transitional Group that have not yet ceased operations as of December 31, 2016 will complete their teach-outs on varying dates through 2018. As of December 31, 2016, students enrolled at the Transitional Group campuses represented approximately 2% of our total enrollments.

During 2016 we completed the teach-out of twelve campuses within our Transitional Group. The results of operations for these campuses will remain reported within the Transitional Group as part of continuing operations, in accordance with ASC Topic 360.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating (Loss) Income	Depreciation and Amortization	Capital Expenditures	Total Assets
For the Year Ended December 31, 2016 (1)
CTU	$369,319	$99,412	$2,157	$675	$76,143
AIU (2)	193,032	(29,598)	1,687	406	66,081
Total University Group	562,351	69,814	3,844	1,081	142,224
Corporate and Other	-	(25,097)	7,320	2,512	334,945
Subtotal	562,351	44,717	11,164	3,593	477,169
Culinary Arts (3)	104,452	(20,608)	6,234	-	57,443
Transitional Group (4)	37,589	(56,453)	5,349	536	18,736
Discontinued Operations				-	6,253
Total	$704,392	$(32,344)	$22,747	$4,129	$559,601
For the Year Ended December 31, 2015 (1)
CTU	$348,215	$87,496	$2,281	$1,084	$76,577
AIU	201,649	5,520	1,636	2,406	53,087
Total University Group	549,864	93,016	3,917	3,490	129,664
Corporate and Other	157	(27,267)	11,173	4,873	372,405
Subtotal	550,021	65,749	15,090	8,363	502,069
Culinary Arts (5)	170,190	(57,577)	1	2,352	71,197
Transitional Group (6)	127,062	(100,340)	9,847	980	28,584
Discontinued Operations				-	9,065
Total	$847,273	$(92,168)	$24,938	$11,695	$610,915
For the Year Ended December 31, 2014 (1)
CTU	$336,573	$69,492	$2,627	$628
AIU	198,896	(9,412)	2,329	916
Total University Group	535,469	60,080	4,956	1,544
Corporate and Other (7)	230	(21,169)	17,455	4,545
Subtotal	535,699	38,911	22,411	6,089
Culinary Arts (8)	172,606	(66,556)	17,363	2,292
Transitional Group (9)	205,659	(111,627)	13,608	4,775
Discontinued Operations				-
Total	$913,964	$(139,272)	$53,382	$13,156

(1)

The statement of (loss) income and comprehensive (loss) income balances including revenue, operating (loss) income and depreciation and amortization are presented above on a continuing operations basis. Total assets and capital expenditures are presented on a consolidated basis including continuing and discontinued operations.

For the year ended December 31, 2016, segment results included:

(2)	AIU: $32.0 million charge related to legal settlements.
(3)	Culinary Arts: $16.7 million charge related to remaining lease obligations of vacated space.
(4)	Transitional Group: $14.3 million charge related to remaining lease obligations of vacated space.

For the year ended December 31, 2015, segment results included:

(5)	Culinary Arts: $35.1 million related to long-lived asset impairment and a $17.0 million trade name impairment charge.
(6)	Transitional Group: $6.1 million related to long-lived asset impairment and a $1.8 million trade name impairment charge.

For the year ended December 31, 2014, segment results included:

(7)	Corporate and Other: $8.6 million of income related to an insurance recovery.
(8)	Culinary Arts: $10.3 million related to long-lived asset impairment and an $8.9 million trade name impairment charge.
(9)	Transitional Group: $14.5 million related to long-lived asset impairment and a $2.2 million trade name impairment charge.

17. DISCONTINUED OPERATIONS

As of December 31, 2016, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we did not have any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2016, 2015, and 2014 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Revenue	$-	$(20)	$4,708
Operating expenses:
Educational services and facilities	$5,558	$1,211	$25,152
General and administrative	1,028	910	13,282
Depreciation and amortization	-	-	2,073
Asset impairment	-	-	68
Total operating expenses	$6,586	$2,121	$40,575

Pretax loss	$(6,586)	$(2,128)	$(35,601)
Income tax benefit	(2,690)	(997)	-
Loss from discontinued operations, net of tax	$(3,896)	$(1,131)	$(35,601)
Net loss per diluted share	$(0.05)	$(0.02)	$(0.53)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2016 and 2015 include the following (dollars in thousands):

	As of December 31,
	2016	2015
Assets:
Current assets:
Receivables, net	$148	$254
Total current assets	148	254
Non-current assets:
Other assets, net	483	720
Deferred income tax assets, net	5,622	8,091
Total assets of discontinued operations	$6,253	$9,065
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$76	$528
Remaining lease obligations	8,143	12,539
Total current liabilities	8,219	13,067
Non-current liabilities:
Remaining lease obligations	6,331	9,212
Other	91	164
Total liabilities of discontinued operations	$14,641	$22,443

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments (2)	Other (3)	Balance, End of Period
For the year ended December 31, 2016	$21,751	$4,090	$(11,367)	$-	$14,474
For the year ended December 31, 2015	$37,616	$(342)	$(15,523)	$-	$21,751
For the year ended December 31, 2014	$44,084	$13,676	$(24,854)	$4,710	$37,616

(1)	Includes subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	See Note 7 “Leases” for the future minimum lease payments under operating leases for discontinued operations as of December 31, 2016.

(3)     Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses  incurred in the period recorded.

18. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Summary financial information by quarter is as follows (dollars in thousands, except per share data):

	Quarter				Total
2016	First	Second	Third	Fourth (2)	Year
Revenue	$198,886	$182,626	$167,625	$155,255	$704,392
Operating income (loss)	6,979	17,290	(706)	(55,907)	$(32,344)
Net income (loss)	3,011	11,839	(686)	(32,876)	$(18,712)
Net income (loss) per share (1)
Basic	$0.04	$0.17	$(0.01)	$(0.48)	$(0.27)
Diluted	$0.04	$0.17	$(0.01)	$(0.48)	$(0.27)

	Quarter				Total
2015	First (3)	Second (4)	Third (5)	Fourth (6)	Year
Revenue	$227,014	$216,828	$203,484	$199,947	$847,273
Operating loss	(24,358)	(19,892)	(43,989)	(3,929)	$(92,168)
Net (loss) income	(24,881)	(20,723)	(45,235)	142,724	$51,885
Net (loss) income per share (1)
Basic	$(0.37)	$(0.31)	$(0.67)	$2.10	$0.76
Diluted	$(0.37)	$(0.31)	$(0.67)	$2.08	$0.76

(1)

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.

For the year ended December 31, 2016, quarterly results included:

(2)

Fourth quarter of 2016 net loss included $32.0 million of legal settlements for AIU, $0.4 million of asset impairment charges related to Culinary Arts and $0.5 million of asset impairments charges related to Transitional Group as well as $22.5 million of unused space charges, of which $4.2 million relates to discontinued operations with the remainder relating to our teach-out segments.

For the year ended December 31, 2015, quarterly results included:

(3)	First quarter of 2015 net loss included $6.0 million of impairment charges related to the Transitional Group.
(4)	Second quarter of 2015 net loss included $9.7 million of impairment charges related to Culinary Arts and $1.7 million of impairment charges related to the Transitional Group.
(5)	Third quarter of 2015 net losses included $33.4 million of impairment charges related to Culinary Arts.
(6)

Fourth quarter of 2015 net income included $9.7 million of impairment charges, of which $9.0 million was related to Culinary Arts. Furthermore, fourth quarter of 2015 net income included a $109.8 million benefit related to the partial release of our valuation allowance recorded against our deferred tax assets.

19. SUBSEQUENT EVENTS

On February 15, 2017, Career Education Corporation and American InterContinental University entered into a settlement agreement with the private plaintiffs (or “relators”) in the False Claims Act case, United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. The United States declined to intervene in the lawsuit, which was pursued by relators as a qui tam action on behalf of the government. Under the terms of the agreement, the Company will pay $10.0 million to the United States. On February 16, 2017, the United States filed its consent to dismissal of the action with prejudice for the period from December 2007 through May 2009. On February 16, 2017 the case was dismissed with prejudice as to the United States as described and with prejudice as to the relators in its entirety. As a result of the settlement, the action has been fully resolved. In addition to the $10.0 million settlement, the Company entered into a separate settlement agreement on February 15, 2017 with the relators for relators’ claims for attorney’s fees and costs. Under the terms of this agreement the Company will pay $22.0 million to the attorneys representing the relators. This settlement agreement resolved all claims by relators for their attorneys’ fees and costs in connection with the action.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets (1):
For the year ended December 31, 2016	$47,545	$4,219	$(2,016)	$49,748
For the year ended December 31, 2015	$150,384	$(109,805)	$6,966	$47,545
For the year ended December 31, 2014	$82,876	$71,826	$(4,318)	$150,384
Valuation allowance for accounts receivable:
For the year ended December 31, 2016	$20,229	$32,049	$(29,136)	$23,142
For the year ended December 31, 2015	$19,097	$22,212	$(21,080)	$20,229
For the year ended December 31, 2014	$27,504	$14,864	$(23,271)	$19,097

(1)	Amounts include both continuing and discontinued operations gross deferred tax balances.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Incorporated by Reference to:

3.1	Restated Certificate of Incorporation of Career Education Corporation and Amendment thereto (originally incorporated on January 5, 1994)	Exhibit 3.1 to our Form 10-Q for the period ended June 30, 2012

3.2	Sixth Amended and Restated By-laws of Career Education Corporation (as amended as of October 24, 2013)	Exhibit 3.2 to our Form 10-Q for the period ended September 30, 2013

4.1	Form of specimen stock certificate representing Common Stock	Exhibit 4.1 to our Registration Statement on Form S-1, effective as of January 28, 1998

4.2

Amended and Restated Credit Agreement dated as of December 30, 2013 among Career Education Corporation, CEC Educational Services, LLC, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and BMO Harris Bank N.A., as administrative agent and letter of credit issuer (“Credit Agreement”)

Exhibit 99.1 to our Form 8-K filed January 2, 2014

4.3	First Amendment to Credit Agreement dated as of October 31, 2014	Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2014

4.4	Second Amendment to Credit Agreement dated as of January 30, 2015	Exhibit 4.4 to our Form 10-K for the year ended December 31, 2014

4.5	Third Amendment to Credit Agreement dated as of June 25, 2015	Exhibit 4.1 to our Form 10-Q for the period ended June 30, 2015

4.6	Fourth Amendment to Credit Agreement dated as of December 11, 2015	Exhibit 99.1 to our Form 8-K filed on December 16, 2015

*10.1	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan (“1998 Directors Plan”)	Exhibit 10.5 to our Registration Statement on Form S-1, effective as of January 28, 1998

*10.2	First Amendment to the 1998 Directors Plan	Exhibit 10.13 to our Form 10-Q for the period ended September 30, 2002 (File No. 000-23245)

*10.3	Second Amendment to the 1998 Directors Plan	Exhibit 10.5 to our Form 10-K for the year ended December 31, 2008 (File No. 000-23245)

*10.4	Form of Non-Employee Director’s Stock Option Agreement under the 1998 Directors’ Plan	Exhibit 10.6 to our Registration Statement on Form S-1, effective as of January 28, 1998

*10.5	Career Education Corporation 1998 Employee Incentive Compensation Plan (“1998 Plan”) and the First, Second, Third, Fourth and Fifth Amendments thereto	Exhibit B to our Proxy Statement dated April 16, 2004 (File No. 000-23245)

*10.6	Sixth Amendment to the 1998 Plan	Exhibit 10.14 to our Form 10-Q for the period ended June 30, 2004 (File No. 000-23245)

*10.7	Seventh Amendment to the 1998 Plan	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2005 (File No. 000-23245)

*10.8	Form of Incentive Stock Option Agreement under the 1998 Plan	Exhibit 10.4 to our Registration Statement on Form S-1, effective as of January 28, 1998

*10.9	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008 (File No. 000-23245)

*10.10	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008 (File No. 000-23245)

*10.11	Career Education Corporation 2016 Incentive Compensation Plan ("2016 Plan")	Appendix A to our Definite Proxy Statement on Schedule 14A filed April 8, 2016

*10.12	2015 Annual Incentive Award Program for Key Executives pursuant to the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2015

*10.13	2015 Annual Incentive Award Program pursuant to the 2008 Plan	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2015

*10.14	Amended and Restated 2015 Annual Incentive Award Program pursuant to the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on July 20, 2015

*10.15	2016 Annual Incentive Award Program for Key Executives pursuant to the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2016

*10.16	2016 Annual Incentive Award Program pursuant to the 2008 Plan	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2016

*10.17	Form of 2008 Non-Qualified Stock Option Grant Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on May 16, 2008 (File No. 000-23245)

*10.18	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.19	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on February 27, 2009 (File No. 000-23245)

*10.20	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009 (File No. 000-23245)

*10.21

Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: Dennis H. Chookaszian, Patrick W. Gross, Thomas B. Lally and Leslie T. Thornton

Exhibit 10.1 to our Form 8-K filed on February 20, 2009 (File No. 000-23245

*10.22	Form of Option Extension Agreement dated February 20, 2009 between the Company and Gregory L. Jackson	Exhibit 10.3 to our Form 8-K filed on February 20, 2009 (File No. 000-23245)

*10.23	Form of Option and Restricted Stock Amendment Agreements dated February 20, 2009 between the Company and its Section 16 reporting officers at that time	Exhibit 10.4 to our Form 8-K filed on February 20, 2009 (File No. 000-23245)

*10.24	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.25	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.26	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.27	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.2 to our Form 8-K filed May 27, 2016

*10.28	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.29	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed May 27, 2016

*10.30	Form of Restricted Stock Agreement under the 2008 Plan	Exhibit 10.4 to our Form 8-K filed on February 27, 2009 (File No. 000-23245)

*10.31	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.32	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards in 2013)	Exhibit 10.4 to our Form 8-K filed on March 8, 2013

*10.33	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.3 to our Form 8-K filed on March 10, 2014

*10.34	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards commencing in 2014)	Exhibit 10.1 to our Form 8-K filed on March 19, 2014

*10.35	Form of 2016 Employee Restricted Stock Unit Ownership Equity Award Agreement under the 2008 Plan (Performance-Based)	Exhibit 10.1 to our Form 8-K filed on March 18, 2016

*10.36	Form of Employee Restricted Stock Unit Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.37	Form of Employee Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.38	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards in 2013)	Exhibit 10.1 to our Form 8-K filed on March 8, 2013

*10.39	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.4 to our Form 8-K filed on March 10, 2014

*10.40	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards in March 2016)	Exhibit 10.1 to our Form 8-K filed on March 7, 2016

*10.41	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.42	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.43	Form of Cash-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.2 to our Form 8-K filed on July 31, 2015

*10.44	Form of Cash-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson (used in 2015)	Exhibit 10.3 to our Form 8-K filed on July 31, 2015

*10.45	Form of Stock-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.4 to our Form 8-K filed on July 31, 2015

*10.46	Form of Non-Qualified Stock Option Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.5 to our Form 8-K filed on July 31, 2015

*10.47	Restricted Stock Unit Agreement under the 2008 Plan dated June 12, 2015 between Career Education Corporation and Andrew Hurst	Exhibit 10.38 to our Form 10-K for the year ended December 31, 2015

*10.48	Form of Restricted Stock Unit Agreement under the 2008 Plan dated March 6, 2015 between Career Education Corporation and Ronald McCray (Performance-Based)	Exhibit 10.2 to our Form 8-K filed on March 6, 2015

*10.49	Form of Cash-Settled Restricted Stock Unit Agreement dated March 6, 2015 between Career Education Corporation and Ronald McCray (non-plan (Performance-Based)	Exhibit 10.3 to our Form 8-K filed on March 6, 2015

*10.50	Amendment to Restricted Stock Unit Agreements between Career Education Corporation and Ronald McCray dated July 17, 2015	Exhibit 10.2 to our Form 8-K filed on July 20, 2015

*10.51	Form of 2014 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on March 10, 2014

*10.52	Form of 2015 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on March 6, 2015

*10.53	Form of 2016 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 7, 2016

*10.54	Form of Performance Unit Agreement under the 2016 Plan (used in May 2016)	Exhibit 10.7 to our Form 8-K filed May 27, 2016

*10.55	Form of Performance Unit Agreement between the Company and Todd Nelson pursuant to the 2008 Plan (used in 2015)	Exhibit 10.6 to our Form 8-K filed on July 31, 2015

*10.56	Letter Agreement between Career Education Corporation and Jeffrey R. Cooper dated January 10, 2014	Exhibit 10.6 to our Form 10-Q for the period ended March 31, 2014

*10.57	Letter Agreement between Career Education Corporation and Andrew Hurst dated March 7, 2014	Exhibit 10.47 to our Form 10-K for the year ended December 31, 2015

*10.58	Retention Letter Agreement between Career Education Corporation and Andrew Hurst dated June 15, 2015	Exhibit 10.48 to our Form 10-K for the year ended December 31, 2015

*10.59	Letter Agreement between Career Education Corporation and John Kline dated October 12, 2015	Exhibit 10.49 to our Form 10-K for the year ended December 31, 2015

*10.60	Letter Agreement between Career Education Corporation and Todd Nelson dated July 30, 2015	Exhibit 10.1 to our Form 8-K filed on July 31, 2015

*10.61	Letter Agreement between Career Education Corporation and Andrew J. Cederoth dated March 24, 2016	Exhibit 10.1 to our Form 8-K filed on March 29, 2016

*10.62	Retention Award Agreement between Career Education Corporation and Michele Peppers dated March 27, 2015	Exhibit 10.8 to our Form 10-Q for the period ended March 31, 2015

*10.63	Agreement between Career Education Corporation and AP Services LLC dated March 23, 2015 (interim CFO services)	Exhibit 10.7 to our Form 10-Q for the period ended March 31, 2015

*10.64	Separation Agreement and General Release between Career Education Corporation and Lysa Clemens dated October 17, 2015	Exhibit 10.55 to our Form 10-K for the year ended December 31, 2015

*10.65	Separation Agreement and General Release between Career Education Corporation and Jason Friesen dated October 16, 2015	Exhibit 10.56 to our Form 10-K for the year ended December 31, 2015

*10.66	Letter Agreement between Career Education Corporation and Reid Simpson dated May 21, 2014	Exhibit 10.1 to our Form 8-K filed on May 22, 2014

*10.67	Transition and Separation Agreement and General Release between Career Education Corporation and Colleen O’Sullivan dated June 10, 2014	Exhibit 10.1 to our Form 8-K filed on June 13, 2014

*10.68	Letter Agreement between Career Education Corporation and Scott Steffey dated April 1, 2013	Exhibit 10.1 to our Form 8-K filed on April 8, 2013

*10.69	Separation and Release Agreement between the Career Education Corporation and Jeffrey Cooper dated October 10, 2016	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2016

10.70	Agreement, by and among Career Education Corporation, Tenzing Global Management LLC, Tenzing Global Investors LLC, Tenzing Global Investors Fund I LP and Richard Wang, dated March 10, 2015	Exhibit 10.1 to our Form 8-K filed on March 11, 2015

*10.71	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016 (File No. 000-23245)

*10.72	Career Education Corporation Executive Severance Plan (Amended and Restated as of January 1, 2015)	Exhibit 10.1 to our Form 8-K filed December 18, 2014

*10.73	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+23.2	Consent of Ernst & Young LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Annual Report on Form 10-K for the twelve months ended December 31, 2016, filed with the SEC on February 23, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the twelve months ended December 31, 2016, December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2016, December 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, December 31, 2015 and December 31, 2014, and (v) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+	Filed herewith.