Form 10-Q
period 2017-03-31
CAREER EDUCATION CORP
filed 2017-05-03
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 28, 2017: 69,028,618

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$13,268	$49,507
Restricted cash	1,375	1,375
Restricted short-term investments	8,597	8,597
Short-term investments	143,323	147,681
Total cash and cash equivalents, restricted cash and short-term investments	166,563	207,160
Student receivables, net of allowance for doubtful accounts of $22,162 and $21,376 as of March 31, 2017 and December 31, 2016, respectively	23,473	22,825
Receivables, other, net	1,198	929
Prepaid expenses	11,989	14,446
Inventories	1,445	1,868
Other current assets	1,028	817
Assets of discontinued operations	97	148
Total current assets	205,793	248,193

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $376,892 and $381,415 as of March 31, 2017 and December 31, 2016, respectively	37,465	40,512
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,000 and $800 as of March 31, 2017 and December 31, 2016, respectively	8,300	8,500
Student receivables, net of allowance for doubtful accounts of $1,991 and $1,766 as of March 31, 2017 and December 31, 2016, respectively	2,873	3,055
Deferred income tax assets, net	154,480	158,272
Other assets	7,414	7,608
Assets of discontinued operations	6,048	6,105
TOTAL ASSETS	$509,729	$559,601
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,270	$10,099
Accrued expenses:
Payroll and related benefits	28,628	41,203
Advertising and marketing costs	13,949	10,253
Income taxes	2,313	1,830
Other	36,665	69,244
Deferred tuition revenue	20,932	28,364
Liabilities of discontinued operations	7,398	8,219
Total current liabilities	123,155	169,212

NON-CURRENT LIABILITIES:
Deferred rent obligations	27,067	30,713
Other liabilities	27,535	31,751
Liabilities of discontinued operations	4,907	6,422
Total non-current liabilities	59,509	68,886

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 83,906,099 and 83,538,033 shares issued, 68,770,300 and 68,519,005 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	839	835
Additional paid-in capital	614,571	613,325
Accumulated other comprehensive loss	(194)	(258)
Accumulated deficit	(71,053)	(76,230)
Cost of 15,135,799 and 15,019,028 shares in treasury as of March 31, 2017 and December 31, 2016, respectively	(217,098)	(216,169)
Total stockholders' equity	327,065	321,503
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$509,729	$559,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2017	2016
REVENUE:
Tuition and fees	$161,377	$197,785
Other	732	1,101
Total revenue	162,109	198,886

OPERATING EXPENSES:
Educational services and facilities	40,173	61,538
General and administrative	108,245	123,563
Depreciation and amortization	3,910	6,569
Asset impairment	-	237
Total operating expenses	152,328	191,907
Operating income	9,781	6,979

OTHER INCOME:
Interest income	390	265
Interest expense	(113)	(236)
Miscellaneous income	40	217
Total other income	317	246

PRETAX INCOME	10,098	7,225
Provision for income taxes	4,501	4,135
INCOME FROM CONTINUING OPERATIONS	5,597	3,090

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(420)	(79)

NET INCOME	5,177	3,011

OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	41	193
Unrealized gains on investments	23	323
Total other comprehensive income	64	516
COMPREHENSIVE INCOME	$5,241	$3,527

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.08	$0.04
Loss from discontinued operations	-	-
Net income per share	$0.08	$0.04

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.08	$0.04
Loss from discontinued operations	(0.01)	-
Net income per share	$0.07	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,578	68,155
Diluted	70,319	68,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,177	$3,011
Adjustments to reconcile net income to net
cash used in operating activities:
Asset impairment	-	237
Depreciation and amortization expense	3,910	6,569
Bad debt expense	8,224	9,552
Compensation expense related to share-based awards	1,111	544
Deferred income taxes	3,792	-
Changes in operating assets and liabilities	(61,267)	(30,105)
Net cash used in operating activities	(39,053)	(10,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(39,992)	(36,004)
Sales of available-for-sale investments	44,316	28,189
Purchases of property and equipment	(735)	(876)
Payments of cash upon sale of businesses	-	(62)
Net cash provided by (used in) investing activities	3,589	(8,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	138	147
Payment on borrowings	-	(38,000)
Payments of employee tax associated with stock compensation	(928)	(418)
Net cash used in financing activities	(790)	(38,271)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	15	(253)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,239)	(57,469)
CASH AND CASH EQUIVALENTS, beginning of the period	50,882	116,740
CASH AND CASH EQUIVALENTS, end of the period	$14,643	$59,271

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

During the first quarter of 2017, the Company completed the teach-out of two Transitional Group campuses: Sanford-Brown Mendota Heights and Sanford-Brown Houston, which continue to be reported within the Transitional Group as of March 31, 2017 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

Effective January 2017, the Company now accounts for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares related to stock settlements as a financing activity within the statement of cash flows. This change was a result of updated guidance issued by the Financial Accounting Standards Board (“FASB”) under Accounting Standards Update (“ASU”) No 2016-09, Compensation – Stock Compensation (Topic 718). Prior period amounts were recast to cash flows from financing activities from cash flows from operating activities to be comparable to current year reporting. See Note 3 “Recent Accounting Pronouncements” for further discussion.

Effective January 2017, the Company now accounts for cash flows related to changes in restricted cash and restricted cash equivalents within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This change was a result of updated guidance issued by the FASB under ASU No 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Prior period amounts are now included in cash and cash equivalents, beginning and end of the period, which were previously presented within cash flows from financing activities for changes in balances, to be comparable to current year reporting. See Note 3 “Recent Accounting Pronouncements” for further discussion.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2017

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning fair value of a reporting unit to all its assets and liabilities as if that reporting unit had been acquired in a business combination, eliminating Step 2 from the goodwill impairment tests. For all public entities, ASU 2017-04 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. We have evaluated and adopted this guidance beginning 2017. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments in this ASU announced disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The announcement applies to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02 Leases (Topic 842); and ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendment provides SEC staff views that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures and the potential material effects of those ASUs on the financial statements when adopted. The changes and corrections within this guidance did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. This ASU simplified several aspects of accounting for share-based payment award transactions including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, classification of employee taxes paid on the statement of cash flows when the employer withholds shares, forfeiture policy election and payroll minimum statutory withholding. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. We have evaluated each component of this guidance listed below and adopted the new standard with the year beginning January 1, 2017.

•

Accounting for Income Taxes: The primary impact of adoption is the recognition of excess tax benefits and tax deficiencies recorded in the statement of income (loss) and comprehensive income (loss) when stock awards vest or are settled, rather than paid-in capital for all periods beginning in 2017. The provision for income taxes for the quarter ended March 31, 2017 includes a $0.3 million favorable adjustment associated with the adoption of ASU 2016-09, which decreased our quarterly effective tax rate by 3.4%. The Company evaluated the unrecognized excess tax benefits as of December 31, 2016 on a cumulative retrospective basis and determined it did not have any impact to retained earnings and deferred tax assets as of the January 1, 2017 adoption date.

•

Classification of Cash Flow: The adoption of this ASU has no material impact on our presentation of the statement of cash flows for the quarter ended March 31, 2017. We have elected to apply the presentation requirements for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares to be reported as financing activities for all periods presented. The presentation requirements for cash flows related to excess tax benefits have no impact to any of the periods presented on our consolidated cash flow statements.

•

Accounting for Forfeitures: The Company currently accounts for estimated forfeitures in the amount of compensation cost recognized in each period, and has continued to do so under the new guidance, therefore, the adoption has had no impact related to forfeitures.

•

Minimum Statutory Tax Withholding: The new guidance contains an option which allows employees to withhold tax amounts up to the employees’ maximum individual tax rate, which provides the Company an ability to repurchase more of its employees’ shares without triggering liability accounting. This change has not impacted the presentation of our financial statements or disclosures.

•

Earnings per Share (“EPS”): The primary impact of adoption is the elimination of the calculation of assumed proceeds from windfalls and shortfalls under the treasury stock method, which results in fewer hypothetical repurchases of shares and higher incremental shares being issued, having a dilutive effect on EPS. The impact of this change on our EPS is immaterial for the first quarter of 2017 and we expect it to continue to be immaterial for future periods.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For all public entities, ASU 2016-18 is effective for annual periods and interim periods beginning after December 15, 2017; early adoption is permitted for all organizations for annual periods and interim periods. We have evaluated and adopted this guidance beginning 2017 for all periods presented. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure inventory at the lower of cost and net realizable value, further clarifying consideration for net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). For public business entities, ASU 2015-11 is effective for annual periods and interim periods beginning after December 15, 2016. The amendment in this ASU is prospectively applied. We have evaluated and adopted this guidance beginning 2017. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

Recent accounting guidance not yet adopted

In February 2017, the FASB issued ASU No. 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify and provide guidance for partial sales of nonfinancial assets and recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. For all public entities, ASU 2017-05 is effective for annual reporting periods and interim periods beginning after December 15, 2017; early adoption is permitted for all organizations for annual periods and interim periods. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,000	$-	$-	$1,000
Non-governmental debt securities	107,023	18	(80)	106,961
Treasury and federal agencies	35,431	7	(76)	35,362
Total short-term investments	143,454	25	(156)	143,323
Restricted short-term investments (available for sale):
Non-governmental debt securities	8,597	-	-	8,597
Total investments (available for sale)	$152,051	$25	$(156)	$151,920

	December 31, 2016
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$4,050	$-	$-	$4,050
Non-governmental debt securities	107,305	22	(113)	107,214
Treasury and federal agencies	36,480	10	(73)	36,417
Total short-term investments	147,835	32	(186)	147,681
Restricted short-term investments (available for sale):
Non-governmental debt securities	8,597	-	-	8,597
Total investments (available for sale)	$156,432	$32	$(186)	$156,278

In the table above, unrealized holding gains (losses) as of March 31, 2017 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

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

As of March 31, 2017, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,000	$-	$1,000
Non-governmental debt securities	38,597	76,961	-	115,558
Treasury and federal agencies	-	35,362	-	35,362
Totals	$38,597	$113,323	$-	$151,920

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$4,050	$-	$4,050
Non-governmental debt securities	33,597	82,214	-	115,811
Treasury and federal agencies	-	36,417	-	36,417
Totals	$33,597	$122,681	$-	$156,278

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2017, our investment in an equity affiliate equated to a 30.7%, or $3.0 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning.

During the quarters ended March 31, 2017 and 2016, we recorded approximately $0.2 million and $0.1 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income on our unaudited condensed consolidated statements of income and comprehensive income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipathTM adaptive learning technology. The total fees paid to CCKF for the quarters ended March 31, 2017 and 2016 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31,2017	$325
For the quarter ended March 31,2016	$342

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving credit facility.

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

As of March 31, 2017 and December 31, 2016, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts, was $2.9 million and $3.1 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended March 31, 2017	$23,142	$8,292	$(7,281)	$24,153
For the quarter ended March 31, 2016	$20,229	$9,607	$(7,068)	$22,768

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $1.5 million and $2.0 million for the quarters ended March 31, 2017 and 2016, respectively.

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

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters ended March 31, 2017 and 2016 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1) (2)	Payments	Non-cash Adjustments (3)	Balance, End of Period
For the quarter ended March 31, 2017	$8,686	$-	$(1,889)	$(173)	$6,624
For the quarter ended March 31, 2016	$18,985	$215	$(5,325)	$478	$14,353

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance charges will result in future cash payments through 2018.
(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $5.5 million and $7.3 million, respectively, as of March 31, 2017 and December 31, 2016, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $1.1 million and $1.4 million is recorded within other non-current liabilities on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

In addition, as of March 31, 2017, we have an accrual of approximately $1.2 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

In addition to the charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of March 31, 2017, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $15 million - $20 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $57.4 million of charges related to remaining obligations for continuing operations that were recorded during 2015 through the first quarter of 2017.

Remaining Lease Obligations of Continuing Operations

         We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our unaudited condensed consolidated statements of income and comprehensive income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our condensed consolidated balance sheets. Changes in our future minimum lease obligations for exited space related to our continuing operations for the quarters ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended March 31, 2017	$36,814	$4,457	$(5,999)	$(862)	$34,410
For the quarter ended March 31, 2016	$12,892	$3,098	$(5,277)	$905	$11,618

_____________

(1)Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

7. CONTINGENCIES

An accrual for estimated legal fees and settlements of $3.1 million and $34.5 million at March 31, 2017 and December 31, 2016, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

Surrett, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, a complaint was filed in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County naming Western Culinary Institute, Ltd. (“WCI”) and the Company as defendants. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act (“UTPA”) and unjust enrichment. Plaintiffs alleged WCI made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. On January 21, 2016, the Oregon appellate court reversed an earlier circuit court denying a motion to compel arbitration and held that the claims by the 1,062 individual class members should be compelled to arbitration. We are waiting for the circuit court to enter an order compelling these claims to arbitration. On January 31, 2017, the circuit court ruled on various pending motions which resulted in the decertification of a class of individuals that had previously been certified in 2010 and granted plaintiff’s motion for leave to file an amended putative class complaint which, among other allegations, adds misrepresentation claims based on diminished value. The circuit court also granted plaintiff’s motion to add a claim for punitive damages. If class certification is granted, the size of the class would depend on the scope certified by the court but could consist of up to 1,275 members.

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

United States of America, ex rel. Ann Marie Rega v. Career Education Corporation, et al. On May 16, 2014, relator Ann Marie Rega, a former employee of Sanford-Brown Iselin, filed an action in the U.S. District Court for the District of New Jersey against the Company and almost all of the Company’s individual schools on behalf of herself and the federal government. She alleges claims under the False Claims Act, including that the defendants allegedly provided false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. The plaintiff (or “relator”) claims that defendants’ conduct caused the government to pay federal funds to defendants, and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. Relator failed to comply with the statutory requirement that all False Claims Act cases be filed under seal. On June 16, 2014, defendants filed a motion to dismiss the complaint with prejudice as to relator for failure to file her complaint under seal in accordance with the requirements of the False Claims Act.

The Company was contacted by the Civil Division of the U.S. Department of Justice (“DOJ”) with a request for certain documents and information relating to relator’s claims. The Company is cooperating with the DOJ and provided the requested information in September 2016. We have received no further inquiries from the DOJ since then.

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

United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. This action by four relators alleged violations of the False Claims Act. The United States had declined to intervene in the lawsuit, which was pursued by relators as a qui tam action on behalf of the government.

On February 15, 2017, we entered into a settlement agreement with relators pursuant to which the Company paid $10 million to the United States. The agreement expressly recognizes that, by entering into the agreement, the Company is not admitting to any violations of law or liability with respect to the action and that the Company maintains it acted at all times in compliance with laws and regulations. On February 16, 2017, the United States filed its consent to dismissal of the action with prejudice for the period from December 2007 through May 2009. On February 16, 2017 the case was dismissed with prejudice as to the United States as described and with prejudice as the relators in its entirety. As a result of the settlement, the action has been fully resolved. The settlement enabled the Company to resolve disputed claims without the costs, disruption, uncertainty and expense of further litigation. Further, by eliminating the distraction caused by this lawsuit, the Company’s management can provide more attention to the Company’s core operations and its goal of enhancing retention and outcomes for our students.

On February 15, 2017, in addition to the settlement described above, the Company entered into a separate settlement agreement with relators for relators’ claims for attorneys’ fees and costs under 31 U.S.C. § 3730(d)(2). Under the terms of this agreement the Company paid $22 million to the attorneys representing relators. This settlement agreement resolved all claims by relators for their attorneys’ fees and costs in connection with the action.

The Company had reserved $32.0 million for these settlements as of December 31, 2016. These amounts were subsequently paid during the first quarter of 2017.

Other Litigation. In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or graduates, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these other matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows and the results of operations for the period in which the effect becomes probable and reasonably estimable.

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014); Hawaii (May 28, 2014 ); New Mexico (May 2014); Maryland (March 16, 2015); and the District of Columbia (June 3, 2015) (these 18 attorneys general are collectively referred to as the “Multi-State AGs”). In addition, the Company has received inquiries from the attorneys general of Florida (November 5, 2010), Massachusetts (September 27, 2012), Colorado (August 27, 2013) and Minnesota (September 18, 2014, October 25, 2016). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company continues to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible. In this regard, the Company has participated in several meetings with representatives of the Multi-State AGs about the Company’s business and to engage in a dialogue towards a resolution of these inquiries.

We cannot predict the scope, duration or outcome of these attorneys general investigations. At the conclusion of any of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties and/or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

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

SEC Inquiry

On June 21, 2016, the Company received a request for documents and information from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) regarding the Company’s fourth quarter 2014 classification of the Company’s Le Cordon Bleu Culinary Arts campuses as held for sale within discontinued operations, subsequent sales process and CEC’s related public disclosures. The Company responded to the SEC’s request on July 6, 2016 and has had no further communication with the SEC on this matter. Given the passage of time, it is not clear what additional requests or action, if any, may be undertaken by the SEC. Should the SEC have further inquiries in this regard, we cannot predict the outcome or estimate the nature or amount of possible remedies, if any, that the SEC might ultimately seek in connection with this matter.

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, the U.S. Department of Education (“ED”) advised the Company that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s institutions to accrediting bodies, students and potential students. This inquiry stems from the Company’s self-reporting to ED of its internal investigation into student placement determination practices at the Company’s previous Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. The Company has been cooperating with ED in connection with this inquiry. If ED determines that the Company or any of its institutions violated ED misrepresentation regulations with regard to the publication or reporting of placement rates or other disclosures to students or prospective students or finds any other basis in the materials we are providing, ED may revoke, limit, suspend, delay or deny the institution’s or all of the Company’s institutions’ Title IV eligibility, or impose fines. In addition, all of the Company’s institutions were issued provisional program participation agreements in May 2016 and this inquiry as well as other matters were cited as bases for that decision. Our ACICS-accredited institutions all have provisional program participation agreements that extend through the duration of their respective closure dates. Each of our remaining institutions applied for recertification by September 30, 2016 in order to continue eligibility to participate in Title IV Programs on a month-to-month basis while ED processes their applications. We cannot predict whether, or to what extent, ED’s inquiry might impact the recertification process for the institutions operating with a month-to-month approval.

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

OIG Audit

Our schools and universities are subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”), to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG's proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU's response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU's response to the draft report, was forwarded to ED's Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews covering the Audit Period to determine potential liability on two discrete issues associated with one of the above findings. The first file review relates to any potential aid awarded to students who engaged in virtual classroom attendance activities prior to the official start date of a course and for which no further attendance was registered during the official class term. The second file review relates to students that were awarded and paid Pell funds for enrollment in two concurrent courses, while only registering attendance in one of the two courses. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011, which CTU has completed and submitted to ED. On April 29, 2016, ED also requested an additional file review related to whether CTU appropriately performed calculations regarding any required return of Title IV Program funds for students that failed to earn passing grades within a term. This additional file review covers the period from July 5, 2009 to June 30, 2011 and is a review of whether students should be deemed to have unofficially withdrawn from the institution based on each student’s last known academically-related activity. CTU is seeking reconsideration of the request for this additional file review. In a May 2016 semi-annual OIG update to Congress, the OIG noted that it and ED’s Office of Federal Student Aid have been unable to agree on the appropriate resolution of this audit and ED had planned to refer the matter to the Department’s Audit Follow-up Official for dispute resolution. As of March 31, 2017, the Company has a $1.0 million reserve recorded related to this matter. This reserve does not include any amount relating to the additional file review requested by ED on April 29, 2016 because it is uncertain.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended March 31,
	2017	2016
Pretax income	$10,098	$7,225
Provision for income taxes	$4,501	$4,135
Effective rate	44.6%	57.2%

As of December 31, 2016, a valuation allowance of $49.7 million was maintained with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against these credits and separate state net operating losses as of March 31, 2017.

The effective tax rate for the quarter ended March 31, 2017, was primarily impacted by tax reserves recorded in the current quarter and the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the current quarter also includes a $0.3 million favorable adjustment associated with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718), improvements to Employee Share-Based Payment Accounting. The impact from the adoption of ASU 2016-09 decreased our quarterly effective tax rate by 3.4%. For the quarter ended March 31, 2016, the effective tax rate was impacted by tax reserves recorded in the quarter which on a relative basis were a higher percentage of projected full-year earnings. Additionally, the rate increased for separate state net operating loss valuation allowances.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.9 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2017 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2017, we had accrued $1.8 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

9. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders on May 24, 2016. The 2016 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of March 31, 2017, there were approximately 3.7 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.5 million shares issuable upon exercise of outstanding options and (ii) 0.4 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of March 31, 2017. Additionally, as of March 31, 2017, there were approximately 2.8 million shares issuable upon exercise of outstanding options and 1.4 million shares underlying restricted and deferred stock units outstanding, which will be settled in shares of our common stock if the vesting conditions are met, under the previous Career Education Corporation 2008 Incentive Compensation Plan. This plan was replaced by the 2016 Plan and effective May 24, 2016, all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of March 31, 2017, we estimate that compensation expense of approximately $6.5 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the quarter ended March 31, 2017 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	3,086	$11.18
Granted	282	8.30
Exercised	(16)	2.82
Forfeited	-	-
Cancelled	(16)	29.68
Outstanding as of March 31, 2017	3,336	$10.89
Exercisable as of March 31, 2017	2,023	$14.36

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the quarter ended March 31, 2017 (units in thousands):

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016	1,712	$4.63
Granted	275	8.30
Vested	(341)	4.75
Forfeited	(16)	4.55
Outstanding as of March 31, 2017	1,630	$5.23

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

The following table summarizes information with respect to all deferred stock units during the quarter ended March 31, 2017 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016 (1)	76	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2017 (1)	76	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally become fully vested 25% per year over a four-year service period beginning on the date of grant. Certain awards granted to our Chief Executive Officer in 2015 outside of the 2008 Plan vest 50% per year over a two-year service period. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2016 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units during the quarter ended March 31, 2017 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2016	1,192
Granted	-
Vested	(365)
Forfeited	(25)
Outstanding as of March 31, 2017	802

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $0.7 million of expense for the first quarter of 2017 for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters ended March 31, 2017 and 2016 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2017	2016
Stock options	$372	$241
Restricted stock units settled in stock	733	297
Restricted stock units settled in cash	692	933
Total stock-based compensation expense	$1,797	$1,471

Performance Unit Awards. Performance unit awards granted during 2015, 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2017, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. We recorded $0.6 million and $0.3 million of expense related to these awards for the quarters ended March 31, 2017 and March 31, 2016, respectively.

10. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2017 and 2016 were as follows:

	For the Quarter Ended March 31,
	2017	2016
Basic common shares outstanding	68,578	68,155
Common stock equivalents	1,741	643
Diluted common shares outstanding	70,319	68,798

For the quarters ended March 31, 2017 and 2016, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 1.1 million and 2.5 million shares for the quarters ended March 31, 2017 and 2016, respectively.

11. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of March 31, 2017, our four segments are:

University Group:

☐

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2017, students enrolled at CTU represented approximately 60% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

☐

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2017, students enrolled at AIU represented approximately 35% of our total enrollments. Approximately 93% of AIU’s enrollments are fully online.

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

☐

Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. These campuses are all expected to complete their teach-out activities by the end of 2017. As of March 31, 2017, students enrolled at LCB represented approximately 4% of our total enrollments.

☐

Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. The campuses within the Transitional Group that have not yet ceased operations as of March 31, 2017 will complete their teach-outs on varying dates through 2018. As of March 31, 2017, students enrolled at the Transitional Group campuses represented approximately 1% of our total enrollments. During the first quarter of 2017, the Company completed the teach-out of two Transitional Group campuses: Sanford-Brown Mendota Heights and Sanford-Brown Houston, which continue to be reported as part of the Transitional Group as of March 31, 2017.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
CTU	$94,035	58.0%	$91,966	46.2%	$23,020	$19,237
AIU	54,253	33.5%	52,973	26.6%	4,656	1,907
Total University Group	148,288	91.5%	144,939	72.9%	27,676	21,144
Corporate and Other	-	NM	-	NM	(4,549)	(5,812)
Subtotal	148,288	91.5%	144,939	72.9%	23,127	15,332
Culinary Arts	10,289	6.3%	38,623	19.4%	(4,259)	3,106
Transitional Group	3,532	2.2%	15,324	7.7%	(9,087)	(11,459)
Total	$162,109	100.0%	$198,886	100.0%	$9,781	$6,979

	Total Assets as of (1)
	March 31, 2017	December 31, 2016
CTU	$72,828	$76,143
AIU	67,834	66,081
Total University Group	140,662	142,224
Corporate and Other	290,784	334,945
Subtotal	431,446	477,169
Culinary Arts	54,688	57,443
Transitional Group	17,450	18,736
Discontinued Operations	6,145	6,253
Total	$509,729	$559,601

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

12. DISCONTINUED OPERATIONS

As of March 31, 2017, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Commencing January 1, 2015, in accordance with new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2017	2016
Total operating expenses	$663	$126
Loss before income tax	$(663)	$(126)
Benefit from income tax	(243)	(47)
Loss from discontinued operations, net of tax	$(420)	$(79)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of March 31, 2017 and 2016 include the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Receivables, net	$97	$148
Total current assets	97	148
Non-current assets:
Other assets, net	426	483
Deferred income tax assets, net	5,622	5,622
Total assets of discontinued operations	$6,145	$6,253
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$95	$76
Remaining lease obligations	7,303	8,143
Total current liabilities	7,398	8,219
Non-current liabilities:
Remaining lease obligations	4,817	6,331
Other	90	91
Total liabilities of discontinued operations	$12,305	$14,641

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters ended March 31, 2017 and 2016, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Balance, End of Period
For the quarter ended March 31, 2017	$14,474	$365	$(2,719)	$12,120
For the quarter ended March 31, 2016	$21,751	$(342)	$(3,740)	$17,669

(1)	Includes subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “should,” “will,” “focused on,” “continue to,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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

Readers are also directed to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and its subsequent filings with the Securities and Exchange Commission for information about other risks and uncertainties, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Form 10-K.

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

In accordance with our strategic decision to focus our resources and attention on our two universities, we are in the process of teaching out campuses within our Transitional Group and Culinary Arts segments. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date. During the first quarter of 2017, the Company completed the teach-out of two Transitional Group campuses: Sanford-Brown Mendota Heights and Sanford-Brown Houston, which continue to be reported within the Transitional Group as of March 31, 2017 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2017 Quarterly Reports on Form 10-Q.

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

We believe certain non-GAAP measures allow us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance, such as our teach-out campuses. In evaluating the use of non-GAAP measures, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of non-GAAP measures should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. A non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (loss), operating income (loss), or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity

Non-GAAP financial measures, when viewed in a reconciliation to respective GAAP financial measures, provide an additional way of viewing the Company's results of operations and the factors and trends affecting the Company's business. Non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP.

2017 First Quarter Overview

During the first quarter of 2017, we continued to focus on improving student retention and outcomes within our University Group as well as continued to support students at our teach-out campuses as they progress through program completion. We continue to see positive trends as a result of our focus on these core priorities.

Within our University Group, we continued to refine our operational and academic processes, including our curriculum and mobile platform. We have continued to enhance new functionality within our mobile platform related to financial aid status and document upload. Both Universities continue to make changes to the course sequencing and course design to further increase faculty interaction with students and improve overall student experience during their first few courses. Lastly, we have continued to expand the graduate team structure which consists of a team of admissions, financial aid and advising personnel that are dedicated to a student throughout their life cycle at the institution. We believe these initiatives ultimately lead to student success which benefits long-term shareholders.

We continue to make investments within the University Group to help drive student success and new student growth, including increasing resources within faculty, student-support staff and admissions. We are in the initial phases of opening admissions and advising centers in Phoenix, Arizona which will enable us to serve the student applications and demand that we are experiencing. We expect this facility to be fully operational during the second half of 2017.

Our teach-out campuses remain on track and we continue to experience better than expected results within these campuses, primarily driven by strong student retention through the teach-out process. Operating expenses decreased as a result of the reduction of marketing and admissions costs within these operations as well as the effective and efficient teach-out process to provide students with the opportunity to complete their programs while minimizing the overall financial impact to the organization.

Financial Highlights

Revenue from continuing operations declined $36.8 million or 18.5% due to an overall 16.4% decrease in total student enrollments for the first quarter of 2017 as compared to the prior year quarter, driven by our decision to divest or teach out our Career Schools. For the current quarter, we reported operating income of $9.8 million as compared to operating income of $7.0 million for the prior year quarter. This improvement was driven by increased revenue within the University Group and continued leveraging of expenses within the University Group as well as reductions of expenses within the teach-out segments. Lastly, we reported cash used in operations for the current quarter of $39.1 million, as compared to the prior year quarter’s cash usage of $10.2 million. The increase in cash usage for the current quarter was primarily driven by payments of legal settlements of $32.0 million.

For our University Group, revenue increased $3.3 million or 2.3% as compared to the prior year quarter, driven by total enrollment growth within CTU and the timing impact of the calendar redesign for AIU which shifted revenue from the fourth quarter of 2016 to the first quarter of 2017. Total enrollments for the University Group increased by 0.6% for the current year quarter as compared to the prior year quarter. We believe our total enrollment growth is a result of our continued focus on student retention and outcomes and the strategic initiatives discussed above. New enrollment growth within CTU was slightly positive for the current quarter as compared to the prior year quarter. Within AIU, due to an academic calendar redesign which began in the fourth quarter of 2016, we expect to experience variability in quarter over quarter comparisons through the remainder of 2017. As a result, when analyzing new enrollments for AIU for the current quarter, we are reviewing AIU’s new student enrollment growth over the past two quarters as compared to similar prior year periods, which would yield new enrollment growth of 2.5% over the six-month period ended March 31, 2017 after adjusting for the change last year in how the Company records certain cancelled students. Operating income for the University Group increased $6.5 million, or 30.9%, for the current year quarter as compared to the prior year quarter.

Within our teach-out segments, we experienced better than estimated total student enrollment as the campuses wind-down operations. Operating loss for the Transitional Group improved by $2.4 million for the current year quarter as compared to the prior year quarter, driven by reductions in expenses, particularly within academics and administration. Operating loss for Culinary Arts increased by $7.4 million as a result of the reduction in revenue more than offsetting the reduction in expenses as the business nears the teach-out completion. As the teach-outs progress, we expect to see increased operating losses through the end of the teach-outs as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate. We have 12 campuses remaining within the Transitional Group and 16 campuses within the Culinary Arts segment at the end of the first quarter of 2017, which will complete their teach-out at varying dates through 2018 with the majority being complete by the end of 2017.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the University Group and Corporate increased to $25.7 million for the current year quarter as compared to $19.8 million in the prior year quarter, reflecting an increase of 29.7%. Adjusted operating loss for the Transitional Group and Culinary Arts worsened to $9.8 million for the current year quarter as compared to an adjusted operating loss of $2.9 million in the prior year quarter as a result of the deleveraging of expenses as we near the end of teach-out completion.

Outlook

As we look to the remainder of 2017, we believe that the implementation of and execution on our strategic initiatives have driven increased stability within our University Group operations. However, we expect some variability in quarterly performance during 2017 largely due to timing-related items. Therefore, we are updating our previously provided outlook to now include expectations for the second quarter and full year 2017 for our University Group and Corporate.

We currently expect the following results, subject to the key assumptions identified below (see GAAP to non-GAAP reconciliation below):

•	University Group and Corporate adjusted operating income in the range of $100 to $105 million for the full year 2017, compared to $89.3 million in 2016
•

University Group and Corporate adjusted operating income in the range of $20 to $22 million for the second quarter of 2017, compared to $33.8 million in the second quarter of 2016, primarily driven by:

o	Impact of the academic calendar redesign at AIU which will shift earnings days into the second half of 2017
o	Investments in the University Group’s admissions and advising centers in Phoenix
o	Timing of certain second quarter operating expenses compared to second quarter of 2016
•

Adjusted operating loss for our teach-out segments, comprised of the Transitional Group and Culinary Arts, to be in the range of $50 million to $60 million in 2017, as compared to adjusted operating loss of $29.8 million in 2016, and to be in the range of $10 million to $20 million in 2018 as we wind-down the remainder of our teach-out campuses

•

End of year cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of any borrowings, as reported on the consolidated balance sheets of approximately $150 million to $160 million for the year ending December 31, 2017 and expected to increase in 2018

Forward looking adjusted operating income (loss) expectations are presented in the reconciliation of GAAP to non-GAAP items below. Operating income (loss), which is the most directly comparable GAAP measure to adjusted operating income (loss), may not follow the same trends as discussed in our outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as depreciation, amortization, asset impairment charges and significant legal settlements. The expectations provided in the paragraph above and table below for 2017 and 2018 are based on the following key assumptions and factors, among others: (i) modest total enrollment growth within the University Group while achieving the intended University Group efficiencies, (ii) teach-outs to progress as expected and performance consistent with current trends, (iii) achievement of recovery rates for the Company’s real estate obligations and timing of any associated lease termination payments consistent with the Company’s historical experiences, (iv) right-sizing of the Company’s corporate expense structure to serve primarily online institutions, (v) no material changes in the current legal or regulatory environment and excludes legal and regulatory liabilities which are not probable and estimable at this time and any impact of new or proposed regulations, including the new “borrower defense to repayment” regulations and the gainful employment regulation, and (vi) consistent working capital movements in line with historical operating trends and potential impacts of teach-out campuses on working capital in line with expectations. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

We believe 2017 commenced with a good start both operationally and financially and we are on track for meeting our full year outlook. As we continue our transition from a period of teach-outs to what we believe will be a period of sustainable and responsible growth, our priorities remain the same. We continue to remain focused on improving the market position of our Universities by strengthening the breadth of program offerings and leveraging faculty and technology, with the goal of enhancing retention and outcomes for our students. While our quarterly operating performance during 2017 will be subject to some variability as we make enhancements to our operating model and adjustments to our academic calendar, our adjusted operating income related to University Group and Corporate is expected to grow to approximately $100 million to $105 million in 2017 and our long-term outlook continues to improve. For the full year, we continue to expect modest total enrollment growth for our University Group and positive new enrollment growth within AIU. As our operating results continue to improve, we will continue to analyze and evaluate growth investments for the benefits of our students.

Adjusted operating income (loss) for the quarters ended March 31, 2017 and 2016 and June 30, 2016, as well as an outlook for the quarter ending June 30, 2017 and the years ending December 31, 2017 and 2018 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		OUTLOOK
	For the Quarter Ended March 31,		For the Quarter Ended June 30,
Adjusted Operating Income (Loss)	2016	2017	2016 Actual	2017
University Group and Corporate:
Operating income (1) (2)	$15,332	$23,127	$31,047	$17 - $19M
Depreciation and amortization (2)	3,103	2,531	2,777	~3
Asset impairments (2)	237	-	-	-
Unused space charges (2) (3)	1,118	-	-	-
Significant legal settlements (2)	-	-	-	-
Adjusted Operating Income -- University Group and Corporate	$19,790	$25,658	$33,824	$20 - $22M

Transitional Group and Culinary Arts:
Operating loss (1) (4)	$(8,353)	$(13,346)	$(13,757)
Depreciation and amortization (4)	3,466	1,379	2,425
Asset impairments (4)	-	-	-
Unused space charges (3) (4)	2,012	2,157	7,128
Adjusted Operating Loss -- Transitional and Culinary Arts	$(2,875)	$(9,810)	$(4,204)

	ACTUAL	OUTLOOK
Adjusted Operating Income (Loss)	2016	2017	2018
University Group and Corporate:
Operating income (2)	$44,717	$89 - $94M	Growth vs 2017
Depreciation and amortization (2)	11,164	~11	2017 levels
Asset impairments (2)	237	None Assumed
Unused space charges (2) (3)	1,134	None Assumed
Significant legal settlements (2)	32,000	None Assumed
Adjusted Operating Income -- University Group and Corporate	$89,252	$100 - $105M	Growth vs 2017

Transitional Group and Culinary Arts:
Operating loss (4)	$(77,061)	($80 - $90M)	($18 - $28M)
Depreciation and amortization (4)	11,583	~5	-
Asset impairments (4)	927	None Assumed
Unused space charges (3) (4)	34,719	~25	~8
Adjusted Operating Loss -- Transitional and Culinary Arts	$(29,832)	($50 - $60M)	($10 - $20M)

_____________

(1)

Operating income for the University Group and Corporate and operating loss for the Transitional Group and Culinary Arts make up the components of operating income (loss). A reconciliation of these components for the quarters ended March 31, 2016 and 2017 is presented below:

	ACTUAL
	For the Quarter Ended March 31,
	2016	2017
Operating income for University Group and Corporate	$15,332	$23,127
Operating loss for Culinary Arts and Transitional	(8,353)	(13,346)
Operating income	$6,979	$9,781
(2)	Amounts relate to the University Group and Corporate.
(3)

Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amounts for sublease income. These charges relate to exiting leased space as the Company continues to right-size the organization and therefore are not considered representative of ongoing operations.

(4)	Amounts relate to the Transitional Group and Culinary Arts.

Regulatory Update

          Gainful Employment. The October 30, 2014 gainful employment regulation includes significant new disclosure requirements, including that any new or re-enrolled student must receive, either in person or by email, and acknowledge program level gainful employment disclosures, prior to signing an enrollment agreement, registering for classes or entering into a financial commitment with an institution. This new requirement and the publishing of updated gainful employment disclosures on program websites were required to be in place by April 3, 2017 (60 days following ED’s publishing of new disclosure templates on January 19, 2017). However, on March 6, 2017, ED published an electronic announcement deferring the deadline for implementation to July 1, 2017. ED also indicated that those institutions which timely submitted a notice of intent to appeal the gainful employment debt-to-earnings rate for a program that failed or was in the “zone” have until July 1, 2017 to submit this first appeal. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Gainful Employment,” in our Annual Report on Form 10-K for more information about the gainful employment regulation.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2017 and 2016 (dollars in thousands):

	For the Quarter Ended March 31,
	2017	% of Total Revenue	2016	% of Total Revenue
TOTAL REVENUE	$162,109		$198,886
OPERATING EXPENSES
Educational services and facilities (1)	40,173	24.8%	61,538	30.9%
General and administrative: (2)
Advertising	40,136	24.8%	44,175	22.2%
Admissions	20,566	12.7%	23,026	11.6%
Administrative	39,251	24.2%	46,755	23.5%
Bad debt	8,292	5.1%	9,607	4.8%
Total general and administrative expense	108,245	66.8%	123,563	62.1%
Depreciation and amortization	3,910	2.4%	6,569	3.3%
Asset impairment	-	0.0%	237	0.1%
OPERATING INCOME	9,781	6.0%	6,979	3.5%

PRETAX INCOME	10,098	6.2%	7,225	3.6%
PROVISION FOR INCOME TAXES	4,501	2.8%	4,135	2.1%
Effective tax rate	44.6%		57.2%

INCOME FROM CONTINUING OPERATIONS	5,597	3.5%	3,090	1.6%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(420)	-0.3%	(79)	0.0%

NET INCOME	$5,177	3.2%	$3,011	1.5%

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

Revenue

Current quarter revenue decreased 18.5% or $36.8 million as compared to the prior year quarter driven by an overall 16.4% decline in total student enrollments. Excluding the Transitional Group and Culinary Arts, which no longer enroll new students as they teach out each campus, revenue increased approximately 2.3% or $3.3 million for the current quarter as compared to the prior year quarter, driven by increases in new and total student enrollments for CTU. The increase in new student enrollments within CTU is primarily driven by investments in student support services and student advising which positively impacted student enrollment trends within our University Group.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2017	% of Total Revenue	2016	% of Total Revenue
Educational services and facilities:
Academics & student related	$26,959	16.6%	$39,571	19.9%
Occupancy	13,214	8.2%	21,967	11.0%
Total educational services and facilities	$40,173	24.8%	$61,538	30.9%

The decrease in educational services and facilities expense as compared to the prior year quarter is primarily driven by lower academic costs within our teach-out campuses, most notably faculty and bookstore costs, partially offset with a slight increase within University Group due to investments in faculty. The decrease in occupancy expenses for the current quarter was driven by the continued focus over the past several quarters to exit or sublease facilities as campuses complete their teach-out. The University Group experienced improvement in occupancy and academic costs as a percentage of revenue as we continue to closely monitor the variable costs while maintaining appropriate student-teacher ratios. Additionally, we continue to optimize real estate across our ongoing operations to right-size our facilities in-line with student enrollments.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2017	% of Total Revenue	2016	% of Total Revenue
General and administrative:
Advertising	$40,136	24.8%	$44,175	22.2%
Admissions	20,566	12.7%	23,026	11.6%
Administrative	39,251	24.2%	46,755	23.5%
Bad Debt	8,292	5.1%	9,607	4.8%
Total general and administrative expense	$108,245	66.8%	$123,563	62.1%

General and administrative expenses have decreased as compared to the prior year quarter primarily due to decreases within administrative, advertising and admissions expenses. Administrative expenses were lower as compared to the prior year quarter due to reductions associated with the teach-out campuses, partially offset with slight increases within our University Group. The lower advertising expense is substantially related to decreased expenses within our University Group related to efficiencies developed within certain marketing channels that optimized our process related to receiving prospective student applications. Admissions costs have decreased primarily in salary and related expenses due to the Transitional Group and Culinary Arts campuses no longer enrolling new students and our continued focus to reduce costs throughout the organization to optimize our total headcount with current total enrollments. Overall, general and administrative expenses increased 4.7% as a percent of revenue for the current quarter as compared to the prior year quarter as a result of our teach-out campuses nearing the end of their teach-outs. Expenses that are fixed for these campuses remain while revenue continues to decrease through the eventual campus closure date.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2017 and 2016 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2017	% of Segment Revenue	2016	% of Segment Revenue
Bad debt expense:
CTU	$6,039	6.4%	$6,544	7.1%
AIU	2,354	4.3%	2,289	4.3%
Total University Group	8,393	5.7%	8,833	6.1%
Corporate and Other	140	NM	124	NM
Sub Total	8,533	5.8%	8,957	6.2%
Culinary Arts	(117)	-1.1%	593	1.5%
Transitional Group	(124)	-3.5%	57	0.4%
Total bad debt expense	$8,292	5.1%	$9,607	4.8%

          The current quarter decrease in bad debt expense as compared to the prior year quarter, was primarily driven by teach-out campuses having fewer students and as they reach the end of their teach-out, students have lower remaining balances.

Operating Income

The operating income reported for the current quarter improved by 40.1% or $2.8 million as compared to the prior year quarter. Decreases in revenue during the current quarter related to our teach-out campuses were more than offset by the decline in expenses and increased revenue within the University Group. Initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions continue to drive improvements in operating margins within our University Group segments.

Provision for Income Taxes

For the quarter ended March 31, 2017, we recorded a provision for income taxes of $4.5 million or 44.6% as compared to a provision for income taxes of $4.1 million or 57.2% for the prior year quarter. The current quarter provision for income taxes was impacted by tax reserves recorded in the current quarter and the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the current quarter also includes a $0.3 million favorable adjustment associated with a change in accounting guidance with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718). The effective rate for the quarter ended March 31, 2016 was primarily driven by tax reserves recorded which on a relative basis were a higher percentage of projected full-year earnings as well as included a rate increase for separate state net operating loss valuation allowances.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2017	2016	% Change	2017	2016	% Change	2017	2016
REVENUE:
CTU	$94,035	$91,966	2.2%	$23,020	$19,237	19.7%	24.5%	20.9%
AIU	54,253	52,973	2.4%	4,656	1,907	144.2%	8.6%	3.6%
Total University Group	148,288	144,939	2.3%	27,676	21,144	30.9%	18.7%	14.6%
Corporate and Other	-	-	NM	(4,549)	(5,812)	21.7%	NM	NM
Subtotal	148,288	144,939	2.3%	23,127	15,332	50.8%	15.6%	10.6%
Culinary Arts	10,289	38,623	-73.4%	(4,259)	3,106	-237.1%	-41.4%	8.0%
Transitional Group	3,532	15,324	-77.0%	(9,087)	(11,459)	20.7%	-257.3%	-74.8%
Total	$162,109	$198,886	-18.5%	$9,781	$6,979	40.1%	6.0%	3.5%

	NEW STUDENT ENROLLMENTS			TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended March 31,			As of March 31,
	2017	2016	% Change	2017	2016	% Change
CTU (1)	5,030	4,770	5.5%	21,600	21,300	1.4%
AIU (1)	4,930	4,860	1.4%	12,500	12,600	-0.8%
Total University Group (1)	9,960	9,630	3.4%	34,100	33,900	0.6%
Culinary Arts (2)	-	930	NM	1,600	6,900	-76.8%
Transitional Group (2)	-	60	NM	500	2,500	-80.0%
Total	9,960	10,620	-6.2%	36,200	43,300	-16.4%

(1)

New student enrollments were positively impacted by a change to how the Company records certain cancelled students. Excluding the impact of this change new student enrollments would have increased 0.6% for CTU, decreased 5.6% for AIU and decreased 2.5% for the University Group for the quarter ended March 31, 2017 as compared to the prior year quarter.

(2)

Teach-out campuses within the Transitional Group and Culinary Arts segments no longer enroll new students upon teach out effective date. Students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter revenue increased by $3.3 million or 2.3% as compared to the prior year quarter. This increase in revenue was primarily driven an increase in total student enrollments for CTU which drove an increase of $2.1 million or 2.2% for this segment as compared to the prior year quarter. AIU experienced slightly negative total enrollments of 0.8% as compared to the prior year quarter, yet revenue increased by $1.3 million or 2.4% due to a shift in the calendar as compared to the prior year quarter which resulted in more earnings days in the first quarter 2017. New enrollments within CTU and AIU, excluding the impact related to a change in methodology last year related to how we record certain cancelled students, increased by 0.6% and decreased by 5.6%, respectively, for the current quarter as compared to prior year quarter. Within AIU, due to an academic calendar redesign which began in the fourth quarter of 2016, we expect to experience variability in quarter over quarter comparisons through the remainder of 2017. As a result, when analyzing new enrollments for AIU for the current quarter, we are reviewing AIU’s new student enrollment growth over the past two quarters as compared to similar prior year periods, which would yield new enrollment growth of 2.5% over the six-month period ended March 31, 2017 after adjusting for the change last year in how the Company records certain cancelled students.

Current quarter operating income for the University Group increased $6.5 million to $27.7 million for the current year quarter. Operating income increased within both of our segments with AIU contributing $2.7 million of the increase and CTU contributing $3.8 million of the increase as compared to the prior year quarter. The increases were primarily driven by increased revenue and continued efficiency within our expense structure contributing to improved operating margins for both AIU and CTU. Most expense categories were lower when compared to the respective prior year periods.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. The decline in revenue as compared to the prior year quarter is primarily a result of the decision to teach-out the campuses. We expect revenue and operating expenses to continue to decline as compared to prior periods as campuses wind down their operations through 2017. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

Transitional Group. This segment includes our non-LCB campuses that are currently being taught-out. The current quarter decline in revenue as compared to the prior year quarter resulted from a decrease in total student enrollments. We expect revenue and operating expenses to continue to decline compared to prior periods as campuses wind down their operations through 2018. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss for the current quarter improved by $1.3 million or 21.7%, as compared to the prior year quarter. The decrease in cost is primarily driven by reduced staff and ongoing efficiencies.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2017, cash, cash equivalents, restricted cash and available-for-sale short-term investments totaled $166.6 million. Restricted cash and investment balances as of March 31, 2017 approximate $10.0 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent losses from our Transitional Group and Culinary Arts campuses and associated lease payments for vacated spaces have driven a net cash usage in recent years. However, as we execute on our transformation strategy and complete the wind-down of our teach-out campuses, we expect our cash usage to moderate through the remainder of 2017 and to begin generating cash in 2018. We expect to end 2017 with cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of borrowings, in the range of $150 million to $160 million. These expectations are based upon, and subject to, the key updated assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “2017 First Quarter Overview.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We continue to focus on our transformation strategy which we believe will position CEC for a return to sustainable growth and optimize our capital structure. Our credit facility allows us to borrow up to a maximum amount of $95 million and is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 7 “Contingencies” to our unaudited condensed consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive or retain Title IV Program funds, or any requirement to post a significant letter of credit to ED, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2017 and 2016, net cash flows used in operating activities totaled $39.1 million and $10.2 million, respectively. The increase in cash usage from operations as compared to the prior year is primarily driven by $32.0 million of payments for legal settlements during the current quarter.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2017 and 2016, approximately 75% and 76%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarter ended March 31, 2017 net cash flows provided by investing activities totaled $3.6 million and during the quarter ended March 31, 2016 net cash used totaled $8.8 million.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $4.3 million net cash inflow and a $7.8 million net cash outflow during the quarters ended March 31, 2017 and 2016, respectively.

Capital Expenditures. Capital expenditures decreased to $0.7 million for the quarter ended March 31, 2017 as compared to $0.9 million for quarter ended March 31, 2016. Capital expenditures represented less than 1.0% of total revenue for each of the quarters ended March 31, 2017 and 2016.

Financing Cash Flows

During the quarters ended March 31, 2017 and 2016, net cash flows used in financing activities totaled $0.8 million and $38.3 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation resulted in $0.9 million for the quarter ended March 31, 2017 and $0.4 million for the quarter ended March 31, 2016. The Company now accounts for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares related to stock settlements as a financing activity. This change was a result of updated guidance issued by the Financial Accounting Standards Board (“FASB”) under Accounting Standards Update (“ASU”) No 2016-09, Compensation – Stock Compensation (Topic 718). Prior period amounts were recast to cash flows from financing activities from cash flows from operating activities to be comparable to current year reporting

Credit Agreement. On December 11, 2015, we entered into an amendment to our Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement which, among other things, decreased the revolving credit facility to $95.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2016, we repaid the $38.0 million borrowed as of December 31, 2015. As of March 31, 2017, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2016 to March 31, 2017 were as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016	% Change
ASSETS
CURRENT ASSETS:
Cash	$13,268	$49,507	-73%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	28,628	41,203	-31%
Accrued expenses - other	36,665	69,244	-47%

Cash: The decrease is driven by the $32.0 million of payments related to legal settlements.

Accrued expenses - payroll and related benefits: The decrease is driven by the payments during the current quarter of annual incentive compensation items.

           Accrued expenses – other: The decrease is driven by the payments of legal settlements during the current quarter.

Contractual Obligations

As of March 31, 2017, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2017 (5)	2018	2019	2020	2021 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$12,412	$12,835	$13,089	$10,446	$15,555	$64,337
Teach-out campuses and discontinued operations (3)	52,489	33,016	18,350	11,225	8,682	123,762
Total gross operating lease obligations	$64,901	$45,851	$31,439	$21,671	$24,237	$188,099

Sublease income (4)
Ongoing operations (2)	$758	$934	$426	$107	$-	$2,225
Teach-out campuses and discontinued operations (3)	8,432	4,019	2,160	629	229	15,469
Total sublease income	$9,190	$4,953	$2,586	$736	$229	$17,694

Net operating lease obligations
Ongoing operations (2)	$11,654	$11,901	$12,663	$10,339	$15,555	$62,112
Teach-out campuses and discontinued operations (3)	44,057	28,997	16,190	10,596	8,453	108,293
Total net contractual lease obligations	$55,711	$40,898	$28,853	$20,935	$24,008	$170,405

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts related to ongoing operations include University Group and Corporate.
(3)	Amounts related to campuses announced for teach-out include our Transitional Group and Culinary Arts segments as well as discontinued operations.
(4)	Amounts provided are for executed sublease arrangements.
(5)	Amounts provided are for the full year 2017.

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

Interest Rate and Foreign Currency Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of March 31, 2017, we had no outstanding borrowings under this facility.

During 2017 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro or British pound versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of March 31, 2017 and December 31, 2016. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that, as of March 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 7 “Contingencies” to our unaudited condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

           In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 23, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2016				$183,296,772
January 1, 2017—January 31, 2017	-	$-	-	183,296,772
February 1, 2017—February 28, 2017	-	-	-	183,296,772
March 1, 2017—March 31, 2017	116,771	7.95	-	183,296,772
Total	116,771		-

(1)

Includes 116,771 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.

(2)

As of March 31, 2017, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 3, 2017	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2017	By:	/s/ ANDREW J. CEDEROTH
Andrew J. Cederoth Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+*10.1	2017 Annual Incentive Award Program for Key Executives pursuant to the Career Education Corporation 2016 Incentive Compensation Plan (the "2016 Plan")

+*10.2	2017 Annual Incentive Award Program pursuant to the 2016 Plan

*10.3	Form for Performance Unit Agreement under the 2016 Plan	Exhibit 10.1 to our Form 8-K filed March 10, 2017

+10.4

Settlement Agreement dated February 15, 2017 between Career Education Corporation and American InterContinental University, Inc. and relators Melissa Simms Powell, Angela Hitchens, Joseph P. Plumley, Jr. and Glenn W. Dobson

+10.5

Settlement Agreement and Release of All Claims dated February 15, 2017 between Career Education Corporation and American InterContinental University, Inc. and relators Melissa Simms Powell, Angela Hitches, Joseph P. Plumley, Jr. and Glenn W. Dobson (attorney's fees and costs)

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the SEC on May 3, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.