Form 10-Q
period 2017-06-30
CAREER EDUCATION CORP
filed 2017-08-09
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 31, 2017: 69,076,820

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$38,898	$49,507
Restricted cash	1,375	1,375
Restricted short-term investments	7,097	8,597
Short-term investments	124,702	147,681
Total cash and cash equivalents, restricted cash and short-term investments	172,072	207,160
Student receivables, net of allowance for doubtful accounts of $22,542 and $21,376 as of June 30, 2017 and December 31, 2016, respectively	21,389	22,825
Receivables, other, net	1,163	929
Prepaid expenses	13,335	14,446
Inventories	877	1,868
Other current assets	791	817
Assets of discontinued operations	100	148
Total current assets	209,727	248,193

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $368,933 and $381,415 as of June 30, 2017 and December 31, 2016, respectively	35,434	40,512
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,200 and $800 as of June 30, 2017 and December 31, 2016, respectively	8,100	8,500
Student receivables, net of allowance for doubtful accounts of $2,032 and $1,766 as of June 30, 2017 and December 31, 2016, respectively	2,780	3,055
Deferred income tax assets, net	149,528	158,272
Other assets	7,563	7,608
Assets of discontinued operations	5,987	6,105
TOTAL ASSETS	$506,475	$559,601
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,414	$10,099
Accrued expenses:
Payroll and related benefits	31,485	41,203
Advertising and marketing costs	10,196	10,253
Income taxes	2,098	1,830
Other	32,923	69,244
Deferred tuition revenue	27,230	28,364
Liabilities of discontinued operations	6,667	8,219
Total current liabilities	121,013	169,212

NON-CURRENT LIABILITIES:
Deferred rent obligations	23,879	30,713
Other liabilities	23,421	31,751
Liabilities of discontinued operations	3,214	6,422
Total non-current liabilities	50,514	68,886

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 84,230,258 and 83,538,033 shares issued, 69,076,820 and 68,519,005 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	842	835
Additional paid-in capital	618,105	613,325
Accumulated other comprehensive income (loss)	39	(258)
Accumulated deficit	(66,767)	(76,230)
Cost of 15,153,438 and 15,019,028 shares in treasury as of June 30, 2017 and December 31, 2016, respectively	(217,271)	(216,169)
Total stockholders' equity	334,948	321,503
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$506,475	$559,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2017	2016	2017	2016
REVENUE:
Tuition and fees	$145,507	$181,432	$306,884	$379,217
Other	715	1,194	1,447	2,295
Total revenue	146,222	182,626	308,331	381,512

OPERATING EXPENSES:
Educational services and facilities	36,406	58,062	76,579	119,600
General and administrative	96,836	102,072	205,081	225,635
Depreciation and amortization	3,876	5,202	7,786	11,771
Asset impairment	-	-	-	237
Total operating expenses	137,118	165,336	289,446	357,243
Operating income	9,104	17,290	18,885	24,269

OTHER INCOME:
Interest income	464	301	854	566
Interest expense	(113)	(116)	(226)	(352)
Miscellaneous income (expense)	253	(231)	293	(14)
Total other income (expense)	604	(46)	921	200

PRETAX INCOME	9,708	17,244	19,806	24,469
Provision for income taxes	5,045	4,620	9,546	8,755
INCOME FROM CONTINUING OPERATIONS	4,663	12,624	10,260	15,714

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(377)	(785)	(797)	(864)

NET INCOME	4,286	11,839	9,463	14,850

OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	222	(97)	263	96
Unrealized gains on investments	11	131	34	454
Total other comprehensive income	233	34	297	550
COMPREHENSIVE INCOME	$4,519	$11,873	$9,760	$15,400

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.07	$0.18	$0.15	$0.23
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income per share	$0.06	$0.17	$0.14	$0.22

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.07	$0.18	$0.14	$0.23
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income per share	$0.06	$0.17	$0.13	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,025	68,368	68,803	68,261
Diluted	70,884	69,015	70,590	68,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,463	$14,850
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Asset impairment	-	237
Depreciation and amortization expense	7,786	11,771
Bad debt expense	15,112	14,769
Compensation expense related to share-based awards	2,326	1,391
Gain on disposition of property and equipment	-	(238)
Deferred income taxes	8,744	-
Changes in operating assets and liabilities	(77,677)	(36,213)
Net cash (used in) provided by operating activities	(34,246)	6,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(145,088)	(93,689)
Sales of available-for-sale investments	169,480	58,330
Purchases of property and equipment	(2,146)	(1,970)
Proceeds on the sale of assets	-	3,400
Payments of cash upon sale of businesses	-	(62)
Net cash provided by (used in) investing activities	22,246	(33,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,459	278
Payment on borrowings	-	(38,000)
Payments of employee tax associated with stock compensation	(1,101)	(520)
Net cash provided by (used in) financing activities	1,358	(38,242)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	33	(36)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,609)	(65,702)
CASH AND CASH EQUIVALENTS, beginning of the period	50,882	116,740
CASH AND CASH EQUIVALENTS, end of the period	$40,273	$51,038

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

During the second quarter of 2017, the Company completed the teach-out of three Transitional Group campuses: Sanford-Brown Brooklyn Center, Sanford-Brown Chicago and Sanford-Brown Orlando, which continue to be reported within the Transitional Group as of June 30, 2017 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

Effective January 2017, the Company now accounts for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares related to stock settlements as a financing activity within the statement of cash flows. This change was a result of updated guidance issued by the FASB under Accounting Standards Update (“ASU”) No 2016-09, Compensation – Stock Compensation (Topic 718). Prior period amounts were recast to cash flows from financing activities from cash flows from operating activities to be comparable to current year reporting. See Note 3 “Recent Accounting Pronouncements” for further discussion.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2017

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. Stakeholders observed that the definition of the term modification is broad and that its interpretation results in diversity in practice. The amendments in this update provide further guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For all public entities, ASU 2017-09 is effective for annual periods and interim periods beginning after December 15, 2017; early adoption is permitted. We have evaluated and early adopted this guidance. The adoption did not impact the presentation of our financial condition, results of operations and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. This ASU simplified several aspects of accounting for share-based payment award transactions including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, classification of employee taxes paid on the statement of cash flows when the employer withholds shares, forfeiture policy election and payroll minimum statutory withholding. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. We have evaluated each component of this guidance listed below and adopted the new standard beginning 2017.

•

Accounting for Income Taxes: The primary impact of adoption is the recognition of excess tax benefits and tax deficiencies recorded in the statement of income and comprehensive income when stock awards vest or are settled, rather than paid-in capital for all periods beginning in 2017. The provision for income taxes for the quarter and year to date ended June 30, 2017 includes a $1.5 million and $1.2 million, respectively, unfavorable adjustment associated with the adoption of ASU 2016-09, which increased our quarterly and year to date effective tax rate by 15.6% and 5.9%, respectively. The Company evaluated the unrecognized excess tax benefits as of December 31, 2016 on a cumulative retrospective basis and determined it did not have any impact to retained earnings and deferred tax assets as of the January 1, 2017 adoption date.

•

Classification of Cash Flow: The adoption of this ASU has no material impact on our presentation of the statement of cash flows for the year to date ended June 30, 2017. We have elected to apply the presentation requirements for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares to be reported as financing activities for all periods presented. The presentation requirements for cash flows related to excess tax benefits have no impact to any of the periods presented on our consolidated cash flow statements.

•

Accounting for Forfeitures: The Company accounted for estimated forfeitures in the amount of compensation cost recognized in each period, and has continued to do so under the new guidance; therefore, the adoption has had no impact related to forfeitures.

•

Minimum Statutory Tax Withholding: The new guidance contains an option which allows employees to withhold tax amounts up to the employees’ maximum individual tax rate, which provides the Company an ability to repurchase more of its employees’ shares without triggering liability accounting. This change has not impacted the presentation of our financial statements or disclosures.

•

Earnings per Share (“EPS”): The primary impact of adoption is the elimination of the calculation of assumed proceeds from windfalls and shortfalls under the treasury stock method, which results in fewer hypothetical repurchases of shares and higher incremental shares being issued, having a dilutive effect on EPS. The impact of this change on our EPS is immaterial for the second quarter and year to date of 2017 and we expect it to continue to be immaterial for future periods.

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

Recent accounting guidance not yet adopted

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify and provide guidance for partial sales of nonfinancial assets and recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. For all public entities, ASU 2017-05 is effective for annual reporting periods and interim periods beginning after December 15, 2017; early adoption is permitted for all organizations for annual periods and interim periods. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard intended to improve and converge the financial reporting requirements between U.S. GAAP and International Accounting Standards, which will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five step approach for the recognition of revenue.

Implementation Update

We have assigned internal resources and are in the assessment stage of our evaluation of the impact of the new standard on our accounting policies, processes and system requirements. While we continue to assess all potential impacts under the new standard, the Company has made progress as outlined in the below discussion and remains on schedule to implement the new revenue guidelines. This standard will be effective for us beginning in January 2018. We intend to adopt the new standard based on the modified retrospective transition method and accordingly the Company expects to complete the analysis of the cumulative effect adjustment to retained earnings, if applicable, as of the start of the first period for which it applies the new standard. While the Company continues to make progress to assess all potential impacts under the new revenue standard, including the areas described below, and have reached preliminary conclusions on key accounting assessments related to the standard, we do not know or cannot reasonably estimate quantitative information related to the impact of the new revenue standard on the Company’s financial statements and disclosures at this time.

Technical Analysis Update

The Company’s revenue is derived primarily from academic programs taught to its students. Tuition and other tuition-related fees are recognized as revenue on a straight-line basis over either the academic term or the program period based on number of days within such period. Non-tuition related revenue is recognized as services are performed or goods are delivered. See Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 23, 2017. The Company is in the process of identifying and evaluating each source of revenue stream that will remain as of the implementation date to evaluate the five step approach from the principles-based guidance (Topic 606) and develop a preliminary assessment to determine any impact to existing practices for revenue recognition. The key revenue component considerations the Company is evaluating are as follows:

•	Tuition and tuition-related fees
•	Other revenue (‘non-tuition’), primarily ancillary sales of program related materials or supplies

•

Types of funding a student receives, i.e. Title IV Program funds, Veterans’ Administration funds, employer reimbursement, personal loans, etc. See Item 1, “Business – Student Financial Aid and Related Federal Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on various types of funding.

•	Student status, i.e. in-school or out-of-school
•	Length of program or term

The Company is currently evaluating the assessment of various contractual arrangements and performance obligations for each type of revenue stream and it reasonably expects the core contractual or performance obligations to remain similar in substance and not differ materially from considering each contract or performance obligation separate. We expect to elect and utilize the ‘portfolio’ approach when analyzing our student contracts, policies, processes and controls for revenue recognition. We reasonably expect that the impact of applying the portfolio approach will not differ materially from considering each contract individually.

Our evaluation covered the collectability criteria under the new guidance. The Company believes it can apply the portfolio approach when assessing collectability due to the significant amount of historical data that the Company retains related to collection by types of funding.

The Company is currently assessing the impacts related to the accounting for contract assets separate from accounts receivable and are evaluating the point at which a student’s contract asset becomes a receivable. Currently, a student’s entire accounts receivable balance is evaluated along with their entire deferred revenue balance to determine the net position of the two. Once the Company determines the point at which a contract asset becomes a receivable, this amount will no longer be offset with a student’s deferred revenue balance. This change in presentation is expected to have an immaterial impact to the statement of financial position as well as an immaterial impact to bad debt expense associated with the accounts receivable balance. The bad debt expense impact would be a shift in the timing of recognition as the portion of a student’s receivable balance that will no longer be offset with deferred revenue will now be reflected sooner as a receivable on our consolidated balance sheet.

Based on our ongoing assessment, we do not anticipate the adoption of ASU 2014-09 will have a significant material impact on the presentation of our results of operations; however, we expect additional modifications on the presentation of our financial condition and disclosures around certain policies, practices and systems, but we are still finalizing our assessment.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,350	$-	$-	$1,350
Non-governmental debt securities	88,800	12	(58)	88,754
Treasury and federal agencies	34,671	5	(78)	34,598
Total short-term investments	124,821	17	(136)	124,702
Restricted short-term investments (available for sale):
Non-governmental debt securities	7,097	-	-	7,097
Total investments (available for sale)	$131,918	$17	$(136)	$131,799

	December 31, 2016
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$4,050	$-	$-	$4,050
Non-governmental debt securities	107,305	22	(113)	107,214
Treasury and federal agencies	36,480	10	(73)	36,417
Total short-term investments	147,835	32	(186)	147,681
Restricted short-term investments (available for sale):
Non-governmental debt securities	8,597	-	-	8,597
Total investments (available for sale)	$156,432	$32	$(186)	$156,278

In the table above, unrealized holding gains (losses) as of June 30, 2017 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

Our unrestricted non-governmental debt securities primarily consist of corporate bonds and commercial paper. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities. We do not intend to sell our investments in these securities prior to maturity and it is not likely that we will be required to sell these investments before recovery of the amortized cost basis. Our restricted short-term investments are comprised entirely of certificates of deposit, which secure our letters of credit.

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

As of June 30, 2017, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,350	$-	$1,350
Non-governmental debt securities	27,097	68,754	-	95,851
Treasury and federal agencies	-	34,598	-	34,598
Totals	$27,097	$104,702	$-	$131,799

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$4,050	$-	$4,050
Non-governmental debt securities	33,597	82,214	-	115,811
Treasury and federal agencies	-	36,417	-	36,417
Totals	$33,597	$122,681	$-	$156,278

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, is an international investment in a private company. As of June 30, 2017, our investment in an equity affiliate equated to a 30.7%, or $3.3 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning.

During the quarters ended June 30, 2017 and 2016, we recorded approximately $0.1 million of gain and $0.7 million of loss, respectively, and during the years to date ended June 30, 2017 and June 30, 2016, we recorded $0.1 million and $0.8 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income (expense) on our unaudited condensed consolidated statements of income and comprehensive income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipathTM adaptive learning technology. The total fees paid to CCKF for the quarters and years to date ended June 30, 2017 and 2016 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2017	$332
For the quarter ended June 30, 2016	$345
For the year to date ended June 30, 2017	$657
For the year to date ended June 30, 2016	$687

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of June 30, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving credit facility.

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

As of June 30, 2017 and December 31, 2016, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts, was $2.8 million and $3.1 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended June 30, 2017	$24,153	$6,918	$(6,497)	$24,574
For the quarter ended June 30, 2016	$22,768	$5,268	$(7,028)	$21,008
For the year to date ended June 30, 2017	$23,142	$15,210	$(13,778)	$24,574
For the year to date ended June 30, 2016	$20,229	$14,875	$(14,096)	$21,008

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $1.2 million and $1.6 million for the quarters ended June 30, 2017 and 2016, respectively, and $2.7 million and $3.6 million for the years to date ended June 30, 2017 and 2016, respectively.

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

6. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. As part of the process to wind down these teach-out campuses, the Company also announced that it will align its corporate overhead to support a more streamlined and focused operating entity. Most notably, we have recorded charges within our Transitional Group and Culinary Arts segments and our corporate functions as we continue to align our overall management structure. Each of our teach-out campuses offer current students the reasonable opportunity to complete their course of study. The majority of these teach-out campuses are expected to cease operations by the end of 2017 with the remainder expected to cease operations in 2018.

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters and years to date ended June 30, 2017 and 2016 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1) (2)	Payments	Non-cash Adjustments (3)	Balance, End of Period
For the quarter ended June 30, 2017	$6,624	$-	$(1,562)	$(93)	$4,969
For the quarter ended June 30, 2016	$14,353	$57	$(2,305)	$(815)	$11,290
For the year to date ended June 30, 2017	$8,686	$-	$(3,451)	$(266)	$4,969
For the year to date ended June 30, 2016	$18,985	$272	$(7,630)	$(337)	$11,290

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance charges will result in future cash payments through 2018.
(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $4.5 million and $7.3 million, respectively, as of June 30, 2017 and December 31, 2016, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $0.5 million and $1.4 million is recorded within other non-current liabilities on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

In addition, as of June 30, 2017, we have an accrual of approximately $1.3 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

Remaining Lease Obligations of Continuing Operations

         We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our unaudited condensed consolidated statements of income and comprehensive income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our condensed consolidated balance sheets. Changes in our future minimum lease obligations for exited space related to our continuing operations for the quarters and years to date ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended June 30, 2017	$34,410	$749	$(8,403)	$353	$27,109
For the quarter ended June 30, 2016	$11,618	$5,984	$(2,723)	$2,261	$17,140
For the year to date ended June 30, 2017	$36,814	$5,206	$(14,402)	$(509)	$27,109
For the year to date ended June 30, 2016	$12,892	$9,082	$(8,000)	$3,166	$17,140

_____________

(1)Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

         In addition to the charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of June 30, 2017, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $15 million - $18 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $58.1 million of charges related to remaining obligations for continuing operations that were recorded during 2015 through the second quarter of 2017.

7. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.5 million and $34.5 million at June 30, 2017 and December 31, 2016, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

Litigation

We are, or were, a party to the following legal proceedings that we consider to be outside the scope of ordinary routine litigation incidental to our business. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows and financial position

Surrett, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, a complaint was filed in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County naming Western Culinary Institute, Ltd. (“WCI”) and the Company as defendants. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act (“UTPA”) and unjust enrichment. Plaintiffs alleged WCI made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. On January 21, 2016, the Oregon appellate court reversed an earlier circuit court denying a motion to compel arbitration and held that the claims by 1,062 individual class members should be compelled to arbitration, which these individuals would have to pursue separately on their own behalf. On May 16, 2017, plaintiffs filed a seventh amended putative class complaint which seeks recovery based on a theory of diminished value and contains a claim for punitive damages. Defendants have moved to dismiss this complaint. If class certification is granted, the size of the class would depend on the scope certified by the court but could consist of up to 1,275 members.

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

Federal Trade Commission Inquiry

On August 20, 2015, the Company received a request for information pursuant to a Civil Investigative Demand from the U.S. Federal Trade Commission (“FTC”). The request was made pursuant to a November 2013 resolution by the FTC directing an investigation to determine whether unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The information request requires the Company to provide documents and information regarding a broad spectrum of the business and practices of its subsidiaries and institutions for the time period of January 1, 2010 to the present. The Company has responded to several requests for information but has received no further inquiries from the FTC since March 2017. Given the passage of time, it is not clear what additional requests or action, if any, may be undertaken by the FTC. Should the FTC have further inquiries in this regard, we cannot predict the outcome or estimate the nature or amount of possible remedies, if any, that the FTC might ultimately seek in connection with this matter.

SEC Inquiry

On June 21, 2016, the Company received a request for documents and information from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) regarding the Company’s fourth quarter 2014 classification of the Company’s Le Cordon Bleu Culinary Arts campuses as held for sale within discontinued operations, subsequent sales process and CEC’s related public disclosures. The Company responded to the SEC’s request on July 6, 2016. On June 27, 2017, the SEC notified the Company that it had concluded its investigation and was not recommending any action against the Company.

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

OIG Audit

Our schools and universities are subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”), to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews covering the Audit Period to determine potential liability on two discrete issues associated with one of the above findings. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011, which CTU has completed and submitted to ED. On April 29, 2016, ED also requested an additional file review related to whether CTU appropriately performed calculations regarding any required return of Title IV Program funds for students that failed to earn passing grades within a term. This additional file review covers the period from July 5, 2009 to June 30, 2011 and is a review of whether students should be deemed to have unofficially withdrawn from the institution based on each student’s last known academically-related activity. CTU is seeking reconsideration of the request for this additional file review. In the May 2017 semi-annual OIG update to Congress, the OIG reported that ED’s Office of Federal Student Aid expected to resolve the audit in about 30 days; however, we have not yet received any notification in this regard. As of June 30, 2017, the Company has a $1.0 million reserve recorded related to this matter. This reserve does not include any amount relating to the additional file review requested by ED on April 29, 2016 because it is uncertain.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2017	2016	2017	2016
Pretax income	$9,708	$17,244	$19,806	$24,469
Provision for income taxes	$5,045	$4,620	$9,546	$8,755
Effective rate	52.0%	26.8%	48.2%	35.8%

As of December 31, 2016, a valuation allowance of $49.7 million was maintained with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against these credits and separate state net operating losses as of June 30, 2017.

The effective tax rate for the quarter and year to date ended June 30, 2017, was primarily impacted by tax reserves and the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the quarter and year to date ended June 30, 2017 also includes a $1.5 million and $1.2 million, respectively, unfavorable adjustment associated with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718), improvements to Employee Share-Based Payment Accounting. The impact from the adoption of ASU 2016-09 increased our quarterly and year to date effective tax rate by 15.6% and 5.9%, respectively. For the quarter and year to date ended June 30, 2016, the effective tax rate includes a $2.1 million favorable tax adjustment related to the closure of a federal tax audit for the tax years 2013 and 2014. The effect of this discrete item was to decrease the quarter and year to date effective tax rate by 12.2% and 8.6%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.8 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2017 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2017, we had accrued $1.7 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

9. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders on May 24, 2016. The 2016 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of June 30, 2017, there were approximately 3.8 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.6 million shares issuable upon exercise of outstanding options and (ii) 0.4 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of June 30, 2017. Additionally, as of June 30, 2017, there were approximately 2.4 million shares issuable upon exercise of outstanding options and 1.3 million shares underlying restricted and deferred stock units outstanding, which will be settled in shares of our common stock if the vesting conditions are met, under the previous Career Education Corporation 2008 Incentive Compensation Plan. This plan was replaced by the 2016 Plan and effective May 24, 2016, all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of June 30, 2017, we estimate that compensation expense of approximately $6.5 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the year to date ended June 30, 2017 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	3,086	$11.18
Granted	361	8.60
Exercised	(274)	8.29
Cancelled	(220)	29.67
Outstanding as of June 30, 2017	2,953	$9.76
Exercisable as of June 30, 2017	1,708	$12.67

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the year to date ended June 30, 2017 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016	1,712	$4.63
Granted	275	8.30
Vested	(397)	4.67
Forfeited	(40)	4.87
Outstanding as of June 30, 2017	1,550	$5.27

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

The following table summarizes information with respect to all deferred stock units during the year to date ended June 30, 2017 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016 (1)	76	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of June 30, 2017 (1)	76	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended June 30, 2017 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2016	1,192
Granted	-
Vested	(371)
Forfeited	(27)
Outstanding as of June 30, 2017	794

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $2.0 million of expense for the year to date 2017 for all cash-settled restricted stock units, of which $1.3 million was recorded during the quarter ended June 30, 2017.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended June 30, 2017 and 2016 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2017	2016	2017	2016
Stock options	$424	$348	$796	$589
Restricted stock units settled in stock	787	494	1,520	791
Restricted stock units settled in cash	1,278	1,088	1,970	2,021
Total stock-based compensation expense	$2,489	$1,930	$4,286	$3,401

Performance Unit Awards. Performance unit awards granted during 2015, 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2017, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. We recorded $2.3 million and $0.9 million of expense related to these awards for the years to date ended June 30, 2017 and June 30, 2016, respectively, with $1.7 million and $0.6 million of expense for the quarters ended June 30, 2017 and June 30, 2016, respectively.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2017 and 2016 were as follows:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2017	2016	2017	2016
Basic common shares outstanding	69,025	68,368	68,803	68,261
Common stock equivalents	1,859	647	1,787	366
Diluted common shares outstanding	70,884	69,015	70,590	68,627

For the quarters and years to date ended June 30, 2017 and 2016, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 1.1 million and 2.8 million shares for the quarters ended June 30, 2017 and 2016, respectively, and 1.1 million and 2.6 million shares for the years to date ended June 30, 2017 and 2016, respectively.

11. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of June 30, 2017, our four segments are:

University Group:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2017, students enrolled at CTU represented approximately 63% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2017, students enrolled at AIU represented approximately 34% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

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

♦

Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. These campuses are all expected to complete their teach-out activities by the end of 2017. As of June 30, 2017, students enrolled at LCB represented approximately 2% of our total enrollments.

♦

Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. The campuses within the Transitional Group that have not yet ceased operations as of June 30, 2017 will complete their teach-outs on varying dates through 2018. As of June 30, 2017, students enrolled at the Transitional Group campuses represented approximately 1% of our total enrollments. During the second quarter of 2017, the Company completed the teach-out of three Transitional Group campuses: Sanford-Brown Brooklyn Center, Sanford-Brown Chicago and Sanford-Brown Orlando, which continue to be reported as part of the Transitional Group as of June 30, 2017.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
CTU	$91,204	62.4%	$91,736	50.2%	$28,064	$29,970
AIU	46,215	31.6%	50,608	27.7%	1,075	6,838
Total University Group	137,419	94.0%	142,344	77.9%	29,139	36,808
Corporate and Other	-	NM	-	NM	(5,847)	(5,761)
Subtotal	137,419	94.0%	142,344	77.9%	23,292	31,047
Culinary Arts	6,646	4.5%	29,998	16.4%	(6,753)	361
Transitional Group	2,157	1.5%	10,284	5.6%	(7,435)	(14,118)
Total	$146,222	100.0%	$182,626	100.0%	$9,104	$17,290

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
CTU	$185,239	60.1%	$183,702	48.2%	$51,084	$49,207
AIU	100,468	32.6%	103,581	27.2%	5,731	8,745
Total University Group	285,707	92.7%	287,283	75.3%	56,815	57,952
Corporate and Other	-	NM	-	NM	(10,396)	(11,573)
Subtotal	285,707	92.7%	287,283	75.3%	46,419	46,379
Culinary Arts	16,935	5.5%	68,621	18.0%	(11,012)	3,467
Transitional Group	5,689	1.8%	25,608	6.7%	(16,522)	(25,577)
Total	$308,331	100.0%	$381,512	100.0%	$18,885	$24,269

	Total Assets as of (1)
	June 30, 2017	December 31, 2016
CTU	$73,081	$76,143
AIU	68,188	66,081
Total University Group	141,269	142,224
Corporate and Other	290,811	334,945
Subtotal	432,080	477,169
Culinary Arts	52,324	57,443
Transitional Group	15,984	18,736
Discontinued Operations	6,087	6,253
Total	$506,475	$559,601

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

12. DISCONTINUED OPERATIONS

As of June 30, 2017, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Commencing January 1, 2015, in accordance with new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2017	2016	2017	2016
Total operating expenses	$594	$1,255	$1,257	$1,381
Loss before income tax	$(594)	$(1,255)	$(1,257)	$(1,381)
Benefit from income tax	(217)	(470)	(460)	(517)
Loss from discontinued operations, net of tax	$(377)	$(785)	$(797)	$(864)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 include the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Receivables, net	$100	$148
Total current assets	100	148
Non-current assets:
Other assets, net	365	483
Deferred income tax assets, net	5,622	5,622
Total assets of discontinued operations	$6,087	$6,253
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$94	$76
Remaining lease obligations	6,573	8,143
Total current liabilities	6,667	8,219
Non-current liabilities:
Remaining lease obligations	3,125	6,331
Other	89	91
Total liabilities of discontinued operations	$9,881	$14,641

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters and years to date ended June 30, 2017 and 2016, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Balance, End of Period
For the quarter ended June 30, 2017	$12,120	$153	$(2,575)	$9,698
For the quarter ended June 30, 2016	$17,669	$743	$(2,263)	$16,149
For the year to date ended June 30, 2017	$14,474	$518	$(5,294)	$9,698
For the year to date ended June 30, 2016	$21,751	$401	$(6,003)	$16,149

(1)	Includes subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	declines in enrollment or interest in our programs;
•

our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the gainful employment, 90-10, financial responsibility and administrative capability standards prescribed by ED), as well as applicable accreditation standards and state regulatory requirements;

•	the impact of recently issued “defense to repayment” regulations and any modifications thereto;
•

rulemaking by the U.S. Department of Education (“ED”) or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions;

•	our ability to successfully defend litigation and other claims brought against us;
•	the success of our initiatives to improve student experiences, retention and outcomes;
•	the ability of our new student admissions and advising centers in Phoenix, Arizona, to achieve anticipated operating performance;
•	negative trends in the real estate market which could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations;
•	our ability to achieve anticipated cost savings and business efficiencies;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

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

In accordance with our strategic decision to focus our resources and attention on our two universities, we are in the process of teaching out campuses within our Transitional Group and Culinary Arts segments. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date. During the second quarter of 2017, the Company completed the teach-out of three Transitional Group campuses: Sanford-Brown Brooklyn Center, Sanford-Brown Chicago and Sanford-Brown Orlando, which continue to be reported within the Transitional Group as of June 30, 2017 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

In addition, ED has formed an inter-agency task force focused on the for-profit sector involving multiple federal agencies and departments including the Federal Trade Commission, the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau, the Securities and Exchange Commission, and numerous state Attorneys General, to coordinate activities and share information to protect students from unfair, deceptive and abusive policies and practices. We believe that the recent actions by the Federal Trade Commission and the multiple Attorney Generals’ offices may be related to or coordinated with this task force. At this time, the future direction of many of these initiatives is uncertain as they may be impacted by federal budget cuts and/or shifts in policy goals and administration priorities in connection with the new administration.

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

2017 Second Quarter Overview

Our second quarter of 2017 operating results were better than our expectations. Our second quarter operating income for the University Group and Corporate was $23.3 million and adjusted for certain items not considered reflective of underlying operating performance was $25.9 million which was ahead of the high end of our outlook operating income of $19 million or adjusted operating income of $22 million. This performance was driven by better than expected enrollment trends within our University segments as well as marketing efficiencies and timing of certain operating expenses. In addition, we experienced better than expected operating efficiencies across all segments.

Within our University Group, we continued to refine and improve our operational and academic processes to enhance student experiences both before and after they are enrolled in our programs. Our investments in technology and student support operations have provided us with an academic platform that we believe serves and educates our students well, while continuing to increase the value proposition of our Universities. We have continued to invest in our admissions and advising centers in Phoenix, Arizona, which are now operational. As we continue to fully staff these centers, we are seeing early indicators of demand. The Phoenix centers have augmented our capabilities to serve the demand that we are experiencing from prospective students.

We have also invested time and resources into our student onboarding process which has shown positive results in impacting enrollment trends. We completed the rollout of our graduate team model at AIU, which personalizes student-facing services in the areas of financial aid, admissions and advising by providing enhanced continuity of support personnel throughout a student’s life-cycle at our Universities. We believe this structure increases accountability and ultimately improves overall student experience and engagement.

Our teach-out campuses remain on track and we expect to complete the teach-out of a majority of these campuses by the end of 2017. Since our strategic announcement in early 2015 related to our Career Schools, we have taught out or divested 43 campuses and will have eight campuses remaining after September 30, 2017, which will complete their teach outs at varying dates through 2018. Student retention trends have been better than expected across most teach-out schools and we have been able to realize operating efficiencies due to strong focus and personnel management while providing each student the reasonable opportunity to complete their course of study. We also continue to optimize our real estate obligations associated with these campuses to reduce our future lease liabilities.

Financial Highlights

Revenue from continuing operations declined $36.4 million or 19.9% due to an overall 12.0% decrease in total student enrollments for the second quarter of 2017 as compared to the prior year quarter, driven by our decision to divest or teach-out our Career Schools. For the current quarter, we reported operating income of $9.1 million as compared to operating income of $17.3 million for the prior year quarter. This decrease was driven by decreased revenue within AIU due to the academic calendar redesign, investments in our Phoenix admissions and advising centers and timing of certain operating expenses. The academic calendar redesign at AIU is intended to improve student retention and engagement by scheduling session starts and breaks that generally align better with student lives, but will impact the timing of student enrollments and the number of earnings days in any given quarter. For example, AIU had seven less earnings days in the second quarter of 2017, or 77 days versus 84 days in the prior year quarter. Lastly, we reported cash used in operations for the current year to date of $34.2 million, as compared to the prior year to date’s cash provided of $6.6 million. The increase in cash usage for the current year to date was primarily driven by payments of legal settlements of $32.0 million during the first quarter of 2017.

For our University Group, revenue decreased $4.9 million or 3.5% as compared to the prior year quarter, driven by the timing impact of the calendar redesign for AIU which shifted revenue from the second quarter of 2017 to the third quarter of 2017. Total enrollments for the University Group increased by 3.2% as of the current year quarter end as compared to the prior year quarter with AIU contributing an 11.5% increase and CTU decreasing slightly by 0.9% as compared to the prior year quarter. New enrollments increased 5.1% for AIU for the current year quarter as compared to the prior year which was offset with a decline in new enrollments of 3.9% for CTU, after adjusting for the change in how the Company accounts for certain cancelled students. Operating income for the University Group decreased $7.7 million, or 20.8%, for the current year quarter as compared to the prior year quarter driven by the reasons discussed above.

Within our teach-out segments, we experienced better than estimated total student enrollment as the campuses wind-down operations. Operating loss for the Transitional Group improved by $6.7 million or 47.3% for the current year quarter as compared to the prior year quarter, driven by reductions in expenses, particularly within administrative, occupancy and academic expenses. Operating loss for Culinary Arts increased by $7.1 million as a result of the reduction in revenue more than offsetting the reduction in expenses as the business nears the completion of teach-out. We have nine campuses remaining within the Transitional Group and sixteen campuses within the Culinary Arts segment at the end of the second quarter of 2017, which will complete their teach-out at varying dates through 2018 with the majority being complete by the end of 2017.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the University Group and Corporate was $25.9 million for the current year quarter as compared to $33.8 million in the prior year quarter, driven by the academic calendar redesign, investments in admissions and advising centers and timing of expenses as discussed above. Adjusted operating loss for the Transitional Group and Culinary Arts increased to $11.2 million for the current year quarter as compared to an adjusted operating loss of $4.2 million in the prior year quarter as a result of the deleveraging of expenses as we near the end of teach-out completion.

Outlook

As we look to the remainder of 2017, we remain confident in our previously provided full year outlook.We continue to expect some variability in quarterly performance during 2017 largely due to timing-related items.We currently expect the following results, subject to the key assumptions identified below (see GAAP to non-GAAP reconciliation below):

•	University Group and Corporate adjusted operating income in the range of $22 to $24 million for the third quarter of 2017, compared to $18.8 million in the third quarter of 2016.
•	University Group and Corporate adjusted operating income in the range of $100 to $105 million for the full year 2017, compared to $89.3 million in 2016.
•

New student enrollment expected to grow at CTU during the third quarter of 2017. Although new student enrollments are expected to decline for AIU in the third quarter of 2017 primarily due to the academic calendar redesign, AIU’s third quarter decline is expected to be more than offset with new enrollment growth during the fourth quarter of 2017.

•

Adjusted operating loss for our teach-out segments, comprised of the Transitional Group and Culinary Arts, to be in the range of $45 million to $55 million in 2017, as compared to adjusted operating loss of $29.8 million in 2016, and to be in the range of $10 million to $15 million in 2018 as we wind-down the remainder of our teach-out campuses, which reflects an improvement of $5 million compared to our previously provided outlook.

•

End of year cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of any borrowings, as reported on the consolidated balance sheets of approximately $155 million to $160 million for the year ending December 31, 2017, and expected to increase in 2018.

Forward looking adjusted operating income (loss) expectations are presented in the reconciliation of GAAP to non-GAAP items below. Operating income (loss), which is the most directly comparable GAAP measure to adjusted operating income (loss), may not follow the same trends as discussed in our outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as depreciation, amortization, asset impairment charges and significant legal settlements. The expectations provided in the paragraph above and table below for 2017 and 2018 are based on the following key assumptions and factors, among others: (i) prospective student interest in our programs continues to trend in line with recent experiences, (ii) modest total enrollment growth within the University Group while achieving the intended University Group efficiencies, (iii) teach-outs to progress as expected and performance consistent with current trends, (iv) achievement of recovery rates for the Company’s real estate obligations and timing of any associated lease termination payments consistent with the Company’s historical experiences, (v) right-sizing of the Company’s corporate expense structure to serve primarily online institutions, (vi) no material changes in the current legal or regulatory environment and excludes legal and regulatory liabilities which are not probable and estimable at this time and any impact of new or proposed regulations, including the new “borrower defense to repayment” regulations and the gainful employment regulation, and any modifications thereto, and (vii) consistent working capital movements in line with historical operating trends and potential impacts of teach-out campuses on working capital in line with expectations. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

We have completed the first half of 2017 with performance ahead of our expectations and we are confident in our long-term outlook. The implementation and execution against our strategic initiatives over the course of the past several years have driven increased stability within our University Group operations. We continue to remain focused on improving the market position of our Universities by strengthening the breadth of program offerings and leveraging faculty and technology, with the goal of enhancing retention and outcomes for our students. While our quarterly operating performance during 2017 will be subject to some variability as we make enhancements to our operating model and adjustments to our academic calendar, our adjusted operating income related to University Group and Corporate is expected to grow to approximately $100 million to $105 million in 2017 and our long-term outlook continues to improve. Within our University Group, we expect modest total enrollment growth for the full year and positive new enrollment growth during the second half. As our operating results continue to improve, we will continue to analyze and evaluate growth investments for the benefits of our students.

Adjusted operating income (loss) for the quarters and years to date ended June 30, 2017 and 2016 as well as an outlook for the quarter ending September 30, 2017 and the years ending December 31, 2017 and 2018 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		ACTUAL
	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Operating Income (Loss)	2017	2016	2017	2016
University Group and Corporate:
Operating income (1) (2)	$23,292	$31,047	$46,419	$46,379
Depreciation and amortization (2)	2,559	2,777	5,090	5,880
Asset impairments (2)	-	-	-	237
Unused space charges (2) (3)	-	-	-	1,118
Adjusted Operating Income -- University Group and Corporate	$25,851	$33,824	$51,509	$53,614

Transitional Group and Culinary Arts:
Operating loss (1) (4)	$(14,188)	$(13,757)	$(27,534)	$(22,110)
Depreciation and amortization (4)	1,317	2,425	2,696	5,891
Unused space charges (3) (4)	1,654	7,128	3,811	9,140
Adjusted Operating Loss -- Transitional and Culinary Arts	$(11,217)	$(4,204)	$(21,027)	$(7,079)

	ACTUAL	OUTLOOK		ACTUAL	OUTLOOK
	For The Year to Date Ended December 31,			For the Quarter Ended September 30,
Adjusted Operating Income (Loss)	2016	2017	2018	2016	2017
University Group and Corporate:
Operating income (2)	$44,717	$89 - $94M	Growth vs 2017	$16,190	$19 - $21M
Depreciation and amortization (2)	11,164	~11	2017 levels	2,594	~3
Asset impairments (2)	237	None Assumed		-	None Assumed
Unused space charges (2) (3)	1,134	None Assumed		-	None Assumed
Significant legal settlements (2)	32,000	None Assumed		-	None Assumed
Adjusted Operating Income -- University Group and Corporate	$89,252	$100 - $105M	Growth vs 2017	$18,784	$22 - $24M

Transitional Group and Culinary Arts:
Operating loss (4)	$(77,061)	($67 - $77M)	($15 - $20M)	$(16,896)
Depreciation and amortization (4)	11,583	~5	-	2,621
Asset impairments (4)	927	None Assumed		-
Unused space charges (3) (4)	34,719	~17	~5	4,983
Adjusted Operating Loss -- Transitional and Culinary Arts	$(29,832)	($45 - $55M)	($10 - $15M)	$(9,292)

_____________

(1)

Operating income for the University Group and Corporate and operating loss for the Transitional Group and Culinary Arts make up the components of operating income (loss). A reconciliation of these components for the quarters and years to date ended June 30, 2017 and 2016 is presented below:

	ACTUAL		ACTUAL
	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2017	2016	2017	2016
Operating income for University Group and Corporate	$23,292	$31,047	$46,419	$46,379
Operating loss for Culinary Arts and Transitional	(14,188)	(13,757)	(27,534)	(22,110)
Operating income	$9,104	$17,290	$18,885	$24,269

(2)	Amounts relate to the University Group and Corporate.
(3)

Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exiting leased space as the Company continues to right-size the organization and therefore are not considered representative of ongoing operations.

(4)	Amounts relate to the Transitional Group and Culinary Arts.

Regulatory Updates

          Rulemaking Initiatives. On June 14, 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to the borrower defense to repayment regulations as well as the gainful employment regulation. ED conducted public hearings on July 10, 2017 and July 12, 2017 to solicit input on proposals for modifications to these rules and indicated it expects to form the negotiating committees and begin negotiations in November or December 2017 with three to four multi-day negotiating sessions occurring every 5-8 weeks thereafter. The outcome of these rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense To Repayment” and “ – Gainful Employment,” in our Annual Report on Form 10-K for more information about the current borrower defense to repayment and gainful employment regulations.

          Borrower Defense to Repayment. In response to pending litigation challenging the borrower defense to repayment regulations, on June 14, 2017 ED announced an indefinite delay in the effective date of the regulations while it conducts further review and a new negotiated rulemaking process to amend the rules. Prior to this announcement, the regulations were set to take effect on July 1, 2017. A group of attorneys general filed a lawsuit on July 6, 2017 in federal court in the District of Columbia to challenge the legal authority for ED’s delay of the effectiveness of the regulations. The outcome of this legal challenge and the impact any ruling may have on the future effectiveness of the existing or modified regulations is uncertain at this time. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment,” in our Annual Report on Form 10-K for more information about the borrower defense to repayment regulations.

          Gainful Employment. ED previously established a July 1, 2017 effective date for several significant new disclosure requirements under the gainful employment regulations, including that any new or re-enrolled student must receive, either in person or by email, and acknowledge program level gainful employment disclosures, prior to signing an enrollment agreement, registering for classes or entering into a financial commitment with an institution. On June 30, 2017, ED announced that it was further delaying aspects of the regulation requiring these program disclosures be distributed in person or via email until July 1, 2018. However, it did not delay the requirement that the updated program disclosures be published on an institution’s program websites. Further, ED indicated on June 30, 2017 that it was providing all programs that failed or were in the “zone” and for which a timely notice of intent to appeal the gainful employment debt-to-earnings rate had been filed with additional time to submit this first appeal. The new deadline for this first appeal has not yet been established. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Gainful Employment,” in our Annual Report on Form 10-K for more information about the gainful employment regulation.

Program Participation Agreements. All of our institutions, including AIU and CTU, are currently operating on a provisional program participation agreement. AIU and CTU each have a program participation agreement that expired on December 31, 2016 and as a result are operating on a month-to-month approval pending ED’s review and processing of their pending applications for recertification. On July 27, 2017, ED distributed a new provisional program participation agreement to CTU that would be effective through September 30, 2018. The new CTU program participation agreement, when fully signed and countersigned by ED, will take CTU off of the current month-to-month approval status. We anticipate that AIU will receive a new provisional program participation agreement from ED in the near future. During the period of provisional certification, our institutions must obtain prior ED approval to add an educational program, open a new location or make any other significant change. Our ACICS-accredited institutions all have provisional program participation agreements that extend through the duration of their respective closure dates. Although we believe our institutions are in compliance with the terms of their respective provisional program participation agreements, ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all requirements.

Year-Round Pell Grants. The Consolidated Appropriations Act, 2017 included funding authorization that allows students to receive year-round Federal Pell Grant (“Pell Grant”) funds. A year-round Pell Grant program allows students to receive up to 150% of a regular grant award over the course of the academic year, allowing students to maintain their enrollment status and receive Pell Grant funds for the entire calendar year so that they can continue taking classes and work towards graduating more quickly. We believe a year-round Pell Grant program will benefit our students who attend classes year round; however, it may have a negative impact on our 90-10 Rule percentages.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2017 and 2016 (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2017	% of Total Revenue	2016	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
TOTAL REVENUE	$146,222		$182,626		$308,331		$381,512
OPERATING EXPENSES
Educational services and facilities (1)	36,406	24.9%	58,062	31.8%	76,579	24.8%	119,600	31.3%
General and administrative: (2)
Advertising	31,696	21.7%	32,641	17.9%	71,832	23.3%	76,816	20.1%
Admissions	20,603	14.1%	20,484	11.2%	41,169	13.4%	43,510	11.4%
Administrative	37,619	25.7%	43,679	23.9%	76,870	24.9%	90,434	23.7%
Bad debt	6,918	4.7%	5,268	2.9%	15,210	4.9%	14,875	3.9%
Total general and administrative expense	96,836	66.2%	102,072	55.9%	205,081	66.5%	225,635	59.1%
Depreciation and amortization	3,876	2.7%	5,202	2.8%	7,786	2.5%	11,771	3.1%
Asset impairment	-	0.0%	-	0.0%	-	0.0%	237	0.1%
OPERATING INCOME	9,104	6.2%	17,290	9.5%	18,885	6.1%	24,269	6.4%

PRETAX INCOME	9,708	6.6%	17,244	9.4%	19,806	6.4%	24,469	6.4%
PROVISION FOR INCOME TAXES	5,045	3.5%	4,620	2.5%	9,546	3.1%	8,755	2.3%
Effective tax rate	52.0%		26.8%		48.2%		35.8%

INCOME FROM CONTINUING OPERATIONS	4,663	3.2%	12,624	6.9%	10,260	3.3%	15,714	4.1%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(377)	-0.3%	(785)	-0.4%	(797)	-0.3%	(864)	-0.2%

NET INCOME	$4,286	2.9%	$11,839	6.5%	$9,463	3.1%	$14,850	3.9%

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

Revenue

Current quarter and current year to date revenue decreased 19.9% or $36.4 million and 19.2% or $73.2 million, respectively, as compared to the prior periods driven by the overall decline in total student enrollments. Excluding the Transitional Group and Culinary Arts, which no longer enroll new students as they teach out each campus, revenue decreased approximately 3.5% or $4.9 million for the current quarter and 0.5% or $1.6 million for the current year to date as compared to the prior periods, primarily driven by the calendar redesign at AIU which has resulted in less earnings days during the second quarter of 2017 as compared to 2016.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2017	% of Total Revenue	2016	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
Educational services and facilities:
Academics & student related	$24,422	16.7%	$34,140	18.7%	$51,381	16.7%	$73,711	19.3%
Occupancy	11,984	8.2%	23,922	13.1%	25,198	8.2%	45,889	12.0%
Total educational services and facilities	$36,406	24.9%	$58,062	31.8%	$76,579	24.8%	$119,600	31.3%

The decrease in educational services and facilities expense as compared to the prior year quarter and year to date is primarily driven by a decrease within occupancy expense as a result of the continued focus over the past several quarters to exit or sublease facilities as campuses complete their teach-out. The current year quarter and year to date also benefitted from lower academic costs within our teach-out campuses, most notably faculty and bookstore costs, partially offset with a slight increase within our University Group due to investments in faculty and increase in overall total student enrollments for the University Group.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2017	% of Total Revenue	2016	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
General and administrative:
Advertising	$31,696	21.7%	$32,641	17.9%	$71,832	23.3%	$76,816	20.1%
Admissions	20,603	14.1%	20,484	11.2%	41,169	13.4%	43,510	11.4%
Administrative	37,619	25.7%	43,679	23.9%	76,870	24.9%	90,434	23.7%
Bad Debt	6,918	4.7%	5,268	2.9%	15,210	4.9%	14,875	3.9%
Total general and administrative expense	$96,836	66.2%	$102,072	55.9%	$205,081	66.5%	$225,635	59.1%

General and administrative expenses have decreased for the current quarter and current year to date as compared to the respective prior periods, primarily within administrative and advertising expenses. Administrative expenses were lower for the current quarter and current year to date as compared to the respective prior periods due to reductions associated with the teach-out campuses. The lower advertising expense is substantially related to decreased expenses within our University Group related to efficiencies developed within certain marketing channels that optimized our process related to receiving prospective student applications. Admissions costs for the current quarter remained relatively flat as the University Group began to make investments in new admissions and advising centers in Arizona. For the current year to date, admissions costs decreased as compared to the prior year to date primarily attributed to reduction in salary and related expenses due to the Culinary Arts campuses no longer enrolling new students. Overall, as a percentage of revenue, general and administrative expenses increased 10.3% as a percent of revenue for the current quarter and 7.4% as a percent of revenue for the year to date as compared to the respective prior periods, primarily due to our teach-out campuses nearing the end of their teach-outs. Expenses that are fixed for these campuses remain while revenue continues to decrease through the eventual campus closure date.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2017 and 2016 was as follows (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2017	% of Segment Revenue	2016	% of Segment Revenue	2017	% of Segment Revenue	2016	% of Segment Revenue
Bad debt expense:
CTU	$4,786	5.2%	$3,297	3.6%	$10,825	5.8%	$9,841	5.4%
AIU	2,171	4.7%	1,473	2.9%	4,525	4.5%	3,762	3.6%
Total University Group	6,957	5.1%	4,770	3.4%	15,350	5.4%	13,603	4.7%
Corporate and Other	(270)	NM	(70)	NM	(130)	NM	54	NM
Sub Total	6,687	4.9%	4,700	3.3%	15,220	5.3%	13,657	4.8%
Culinary Arts	140	2.1%	406	1.4%	23	0.1%	999	1.5%
Transitional Group	91	4.2%	162	1.6%	(33)	-0.6%	219	0.9%
Total bad debt expense	$6,918	4.7%	$5,268	2.9%	$15,210	4.9%	$14,875	3.9%

          The current quarter and current year to date increase in bad debt expense as compared to the respective prior periods was primarily driven by an increase in reserve rates due to historical performance within the University Group segments.

Operating Income

The operating income reported for the current quarter and current year to date decreased by 47.3% or $8.2 million and 22.2% or $5.4 million as compared to the respective prior periods. Operating losses within our Culinary Arts campuses, due to declining total enrollments and fixed costs associated with each campus, contributed to the decline in consolidated operating income. Additionally, decreases in revenue within our University Group, driven by AIU’s academic calendar redesign, coupled with investment costs related to our new admissions and advising centers along with increases in bad debt expenses contributed to the current quarter and year to date decreases.

Provision for Income Taxes

For the quarter ended June 30, 2017, we recorded a provision for income taxes of $5.0 million or 52.0% as compared to a provision for income taxes of $4.6 million or 26.8% for the prior year quarter. We recorded $9.5 million or 48.2% of provision for income taxes for the year to date ended June 30, 2017 as compared to a provision of $8.8 million or 35.8% for the year to date ended June 30, 2016. The effective tax rate for the quarter and year to date ended June 30, 2017 was impacted by tax reserves and the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the quarter and year to date ended June 30, 2017 also includes a $1.5 million and $1.2 million, respectively, unfavorable adjustment associated with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718). The impact from the adoption of ASU 2016-09 increased our current quarterly and year to date effective tax rate by 15.6% and 5.9%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2016 was reduced by 12.2% and 8.6%, respectively, due to a $2.1 million favorable tax adjustment upon completion of a federal tax audit.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2017	2016	% Change	2017	2016	% Change	2017	2016
REVENUE:
CTU	$91,204	$91,736	-0.6%	$28,064	$29,970	-6.4%	30.8%	32.7%
AIU	46,215	50,608	-8.7%	1,075	6,838	-84.3%	2.3%	13.5%
Total University Group	137,419	142,344	-3.5%	29,139	36,808	-20.8%	21.2%	25.9%
Corporate and Other	-	-	NM	(5,847)	(5,761)	-1.5%	NM	NM
Subtotal	137,419	142,344	-3.5%	23,292	31,047	-25.0%	16.9%	21.8%
Culinary Arts	6,646	29,998	-77.8%	(6,753)	361	NM	-101.6%	1.2%
Transitional Group	2,157	10,284	-79.0%	(7,435)	(14,118)	47.3%	-344.7%	-137.3%
Total	$146,222	$182,626	-19.9%	$9,104	$17,290	-47.3%	6.2%	9.5%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2017	2016	% Change	2017	2016	% Change	2017	2016
REVENUE:
CTU	$185,239	$183,702	0.8%	$51,084	$49,207	3.8%	27.6%	26.8%
AIU	100,468	103,581	-3.0%	5,731	8,745	-34.5%	5.7%	8.4%
Total University Group	285,707	287,283	-0.5%	56,815	57,952	-2.0%	19.9%	20.2%
Corporate and Other	-	-	NM	(10,396)	(11,573)	10.2%	NM	NM
Subtotal	285,707	287,283	-0.5%	46,419	46,379	0.1%	16.2%	16.1%
Culinary Arts	16,935	68,621	-75.3%	(11,012)	3,467	NM	-65.0%	5.1%
Transitional Group	5,689	25,608	-77.8%	(16,522)	(25,577)	35.4%	-290.4%	-99.9%
Total	$308,331	$381,512	-19.2%	$18,885	$24,269	22.2%	6.1%	6.4%

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended June 30,			For the Year to Date Ended June 30,			As of June 30,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
CTU (1)	5,160	5,080	1.6%	10,190	9,850	3.5%	21,000	21,200	-0.9%
AIU (1)	2,990	2,550	17.3%	7,920	7,410	6.9%	11,600	10,400	11.5%
Total University Group (1)	8,150	7,630	6.8%	18,110	17,260	4.9%	32,600	31,600	3.2%
Culinary Arts (2)	-	60	NM	-	990	NM	700	5,000	NM
Transitional Group (2)	-	20	NM	-	80	NM	300	1,600	NM
Total	8,150	7,710	5.7%	18,110	18,330	-1.2%	33,600	38,200	-12.0%

(1)

New student enrollments were impacted by a change to how the Company records certain cancelled students. Excluding the impact of this change new student enrollments would have decreased 3.9 percent for CTU, increased 5.1 percent for AIU and decreased 0.9 percent for the University Group for the quarter ended June 30, 2017 as compared to the prior year quarter and for the current year to date CTU would have decreased 1.7 percent, AIU would have decreased 1.9 percent and the University Group in total would have decreased 1.8 percent as compared to the prior year to date.

(2)

Teach-out campuses within the Transitional Group and Culinary Arts segments no longer enroll new students upon teach out effective date. Students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter and year to date revenue decreased by $4.9 million or 3.5% and $1.6 million or 0.5%, respectively, as compared to the respective prior periods. This decrease in revenue was primarily driven by the academic calendar redesign at AIU. AIU experienced positive total enrollments of 11.5% as compared to the prior period, and revenue decreased by $4.4 million or 8.7% in the current quarter due to the academic calendar redesign which began in the fourth quarter of 2016. AIU’s calendar redesign shifted earnings days from the second quarter of 2017 into the third quarter of 2017, which resulted in 77 earnings days for the current quarter as compared to 84 earnings days in the prior year quarter. We expect to experience continued variability in comparisons for AIU as a result of this.

Current quarter and year to date operating income for the University Group decreased $7.7 million or 20.8%, and $1.1 million or 2.0%, respectively, as compared to the respective prior year periods. Operating income decreased within both of our segments for the current quarter with AIU contributing $5.8 million of the decrease and CTU contributing $1.9 million of the decrease as compared to the prior year quarter. CTU’s operating income improved by $1.9 million or 3.8% for the current year to date as compared to prior period. The current year quarter was impacted by increased investments related to new admissions and advising centers in Arizona as well as an increase in bad debt expense for both segments. Additionally, timing of certain operating expenses in the current quarter as compared to the prior year quarter contributed to the decline. Operating margins for CTU and AIU have decreased 1.9% and 11.2% as a percent of revenue for the current quarter as compared to the prior year quarter. The timing of expenses mentioned above negatively impacted operating margins along with the impact of the academic calendar redesign at AIU.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. The current quarter and year to date decline in revenue as compared to the corresponding prior periods is primarily a result of the decision to teach-out the campuses. We expect revenue and operating expenses to continue to decline as compared to prior periods as campuses wind down their operations through 2017. Operating losses will increase as the operating expenses to support and serve our students will exceed the revenue from these students as they continue to graduate.

Transitional Group. This segment includes our non-LCB campuses that are currently being taught-out. The current quarter and year to date decline in revenue as compared to the corresponding prior periods resulted from a decrease in total student enrollments. We expect revenue and operating expenses to continue to decline compared to prior periods as campuses wind down their operations through 2018.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss for the current quarter increased by 1.5% and improved by 10.2% for the year to date, as compared to the respective prior periods. The year to date overall decrease in cost compared to the prior year is primarily driven by reduced staff and ongoing efficiencies.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2017, cash, cash equivalents, restricted cash and available-for-sale short-term investments totaled $172.1 million. Restricted cash and investment balances as of June 30, 2017 approximate $8.5 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent losses from our Transitional Group and Culinary Arts campuses and associated lease payments for vacated spaces have driven a net cash usage in recent years. However, as we execute on our transformation strategy and complete the wind-down of our teach-out campuses, we expect our cash usage to moderate through the remainder of 2017 and to begin generating cash in 2018. We expect to end 2017 with cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of borrowings, in the range of $155 million to $160 million. These expectations are based upon, and subject to, the key updated assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “2017 Second Quarter Overview.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

Sources and Uses of Cash

Operating Cash Flows

During the year to date ended June 30, 2017, net cash flows used in operating activities totaled $34.2 million compared to net cash provided by operating activities of $6.6 million for the year to date ended June 30, 2016. The increase in cash usage from operations as compared to the prior year is primarily driven by $32.0 million of payments for legal settlements during the first quarter of 2017.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the year to date ended June 30, 2017 and 2016, approximately 77% of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the year to date ended June 30, 2017, net cash flows provided by investing activities totaled $22.2 million compared to net cash used in investing activities of $34.0 million for the year to date ended June 30, 2016.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $24.4 million net cash inflow and a $35.4 million net cash outflow during the years to date ended June 30, 2017 and 2016, respectively.

Capital Expenditures. Capital expenditures increased to $2.1 million for the year to date ended June 30, 2017 as compared to $2.0 million for year to date ended June 30, 2016. Capital expenditures represented less than 1.0% of total revenue for each of the years to date ended June 30, 2017 and 2016.

Financing Cash Flows

During the year to date ended June 30, 2017, net cash flows provided by financing activities totaled $1.4 million compared to net cash flows used in financing activities of $38.2 million for the prior year to date.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $1.1 million for the year to date ended June 30, 2017 and $0.5 million for the year to date ended June 30, 2016. The Company now accounts for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares related to stock settlements as a financing activity. This change was a result of updated guidance issued by the Financial Accounting Standards Board (“FASB”) under Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718). Prior period amounts were recast to cash flows from financing activities from cash flows from operating activities to be comparable to current year reporting.

Credit Agreement. On December 11, 2015, we entered into an amendment to our Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement which, among other things, decreased the revolving credit facility to $95.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2016, we repaid the $38.0 million borrowed as of December 31, 2015. As of June 30, 2017, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2016 to June 30, 2017 were as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$172,072	$207,160	-17%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	31,485	41,203	-24%
Accrued expenses - other	32,923	69,244	-52%

Total cash and cash equivalents, restricted cash and short-term investments: The decrease is driven by the $32.0 million of payments related to legal settlements during the current year.

Accrued expenses - payroll and related benefits: The decrease is driven by the payments during the first quarter of 2017 of annual incentive compensation items as well as decreases in severance accruals during the current year.

           Accrued expenses – other: The decrease is driven by the payments of legal settlements during the current year.

Contractual Obligations

As of June 30, 2017, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2017 (5)	2018	2019	2020	2021 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$11,308	$12,835	$13,089	$10,446	$15,555	$63,233
Teach-out campuses and discontinued operations (3)	55,580	31,693	16,688	10,033	6,206	120,200
Total gross operating lease obligations	$66,888	$44,528	$29,777	$20,479	$21,761	$183,433

Sublease income (4)
Ongoing operations (2)	$612	$934	$426	$107	$-	$2,079
Teach-out campuses and discontinued operations (3)	8,432	4,019	2,330	629	229	15,639
Total sublease income	$9,044	$4,953	$2,756	$736	$229	$17,718

Net operating lease obligations
Ongoing operations (2)	$10,696	$11,901	$12,663	$10,339	$15,555	$61,154
Teach-out campuses and discontinued operations (3)	47,148	27,674	14,358	9,404	5,977	104,561
Total net contractual lease obligations	$57,844	$39,575	$27,021	$19,743	$21,532	$165,715

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include University Group and Corporate.
(3)	Amounts relate to campuses announced for teach-out which include our Transitional Group and Culinary Arts segments as well as discontinued operations.
(4)	Amounts provided are for executed sublease arrangements.
(5)	Amounts provided are for the full year 2017.

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

Interest Rate and Foreign Currency Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of June 30, 2017, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of June 30, 2017 and December 31, 2016. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2016				$183,296,772
January 1, 2017—January 31, 2017	-	$-	-	183,296,772
February 1, 2017—February 28, 2017	-	-	-	183,296,772
March 1, 2017—March 31, 2017	116,771	7.95	-	183,296,772
April 1, 2017—April 30, 2017	-	-	-	183,296,772
May 1, 2017—May 31, 2017	-	-	-	183,296,772
June 1, 2017—June 30, 2017	17,639	9.80	-	183,296,772
Total	134,410		-

(1)

Includes 133,618 and 792 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)

As of June 30, 2017, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 9, 2017	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ ANDREW J. CEDEROTH
Andrew J. Cederoth Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2017, filed with the SEC on August 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.