Form 10-Q
period 2017-09-30
CAREER EDUCATION CORP
filed 2017-11-02
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 27, 2017: 69,093,596

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$16,276	$49,507
Restricted cash	789	1,375
Restricted short-term investments	7,070	8,597
Short-term investments	151,803	147,681
Total cash and cash equivalents, restricted cash and short-term investments	175,938	207,160
Student receivables, net of allowance for doubtful accounts of $22,611 and $21,376 as of September 30, 2017 and December 31, 2016, respectively	21,134	22,825
Receivables, other, net	996	929
Prepaid expenses	8,769	14,446
Inventories	991	1,868
Other current assets	1,112	817
Assets of discontinued operations	171	148
Total current assets	209,111	248,193

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $346,718 and $381,415 as of September 30, 2017 and December 31, 2016, respectively	33,278	40,512
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 and $800 as of September 30, 2017 and December 31, 2016, respectively	7,900	8,500
Student receivables, net of allowance for doubtful accounts of $2,051 and $1,766 as of September 30, 2017 and December 31, 2016, respectively	2,622	3,055
Deferred income tax assets, net	147,990	158,272
Other assets	7,018	7,608
Assets of discontinued operations	5,922	6,105
TOTAL ASSETS	$501,197	$559,601
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,780	$10,099
Accrued expenses:
Payroll and related benefits	31,646	41,203
Advertising and marketing costs	10,732	10,253
Income taxes	1,898	1,830
Other	35,127	69,244
Deferred tuition revenue	22,401	28,364
Liabilities of discontinued operations	6,434	8,219
Total current liabilities	120,018	169,212

NON-CURRENT LIABILITIES:
Deferred rent obligations	16,253	30,713
Other liabilities	23,384	31,751
Liabilities of discontinued operations	2,156	6,422
Total non-current liabilities	41,793	68,886

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 84,254,021 and 83,538,033 shares issued, 69,093,603 and 68,519,005 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	843	835
Additional paid-in capital	619,483	613,325
Accumulated other comprehensive income (loss)	144	(258)
Accumulated deficit	(63,745)	(76,230)
Cost of 15,160,418 and 15,019,028 shares in treasury as of September 30, 2017 and December 31, 2016, respectively	(217,339)	(216,169)
Total stockholders' equity	339,386	321,503
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$501,197	$559,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2017	2016	2017	2016
REVENUE:
Tuition and fees	$144,408	$166,819	$451,292	$546,036
Other	578	806	2,025	3,101
Total revenue	144,986	167,625	453,317	549,137

OPERATING EXPENSES:
Educational services and facilities	37,788	51,393	114,367	170,993
General and administrative	99,077	111,723	304,158	337,358
Depreciation and amortization	3,582	5,215	11,368	16,986
Asset impairment	-	-	-	237
Total operating expenses	140,447	168,331	429,893	525,574
Operating income (loss)	4,539	(706)	23,424	23,563

OTHER INCOME:
Interest income	474	334	1,328	900
Interest expense	(114)	(117)	(340)	(469)
Miscellaneous income (expense)	196	10	489	(4)
Total other income	556	227	1,477	427

PRETAX INCOME (LOSS)	5,095	(479)	24,901	23,990
Provision for income taxes	1,597	21	11,143	8,776
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,498	(500)	13,758	15,214

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(476)	(186)	(1,273)	(1,050)

NET INCOME (LOSS)	3,022	(686)	12,485	14,164

OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	105	47	368	143
Unrealized gains on investments	-	370	34	824
Total other comprehensive income	105	417	402	967
COMPREHENSIVE INCOME (LOSS)	$3,127	$(269)	$12,887	$15,131

NET INCOME (LOSS) PER SHARE - BASIC and DILUTED:
Income (loss) from continuing operations	$0.05	$(0.01)	$0.20	$0.22
Loss from discontinued operations	(0.01)	-	(0.02)	(0.01)
Net income (loss) per share	$0.04	$(0.01)	$0.18	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,082	68,460	68,897	68,328
Diluted	70,865	68,460	70,660	68,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,485	$14,164
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Asset impairment	-	237
Depreciation and amortization expense	11,368	16,986
Bad debt expense	21,516	23,201
Compensation expense related to share-based awards	3,616	2,251
Gain on disposition of property and equipment	-	(438)
Deferred income taxes	10,282	7,373
Changes in operating assets and liabilities	(88,374)	(47,510)
Net cash (used in) provided by operating activities	(29,107)	16,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(202,050)	(137,755)
Sales of available-for-sale investments	199,340	99,718
Purchases of property and equipment	(3,426)	(3,352)
Proceeds on the sale of assets	-	3,600
Payments of cash upon sale of businesses	-	(62)
Net cash used in investing activities	(6,136)	(37,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,548	581
Payment on borrowings	-	(38,000)
Payments of employee tax associated with stock compensation	(1,170)	(550)
Net cash provided by (used in) financing activities	1,378	(37,969)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	48	(150)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,817)	(59,706)
CASH AND CASH EQUIVALENTS, beginning of the period	50,882	116,740
CASH AND CASH EQUIVALENTS, end of the period	$17,065	$57,034

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

Additionally, CEC is in the process of teaching out campuses within our Transitional Group segment. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

The unaudited condensed consolidated financial statements presented herein include the accounts of Career Education Corporation and our wholly-owned subsidiaries (collectively “CEC”). All intercompany transactions and balances have been eliminated.

         Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. For the third quarter of 2017, we organized our business across four reporting segments: CTU, AIU (comprises University Group); Culinary Arts and Transitional Group (comprises Career Schools Group). Campuses included in our Transitional Group segment are currently being taught out and no longer enroll new students. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study. Campuses included in our Culinary Arts segment successfully completed their teach-outs as of September 30, 2017. As of the fourth quarter of 2017, Culinary Arts will no longer be its own operating segment.

During the third quarter of 2017, the Company completed the teach-out of 17 campuses: Sanford-Brown Las Vegas and the remaining 16 Le Cordon Bleu campuses, which continue to be reported within the Transitional Group and Culinary Arts segments, respectively, as of September 30, 2017 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

•

Accounting for Income Taxes: The primary impact of adoption is the recognition of excess tax benefits and tax deficiencies recorded in the statement of income (loss) and comprehensive income (loss) when stock awards vest or are settled, rather than paid-in capital for all periods beginning in 2017. For the current quarter we recognized less than $0.1 million of favorable adjustment within our tax provision with the adoption of 2016-09, which decreased our quarterly effective tax rate by 0.6%, and for the year to date ended September 30, 2017, we recognized a $1.1 million unfavorable adjustment within our tax provision associated with the adoption of ASU 2016-09, which increased the effective tax rate by 4.6%. The Company evaluated the unrecognized excess tax benefits as of December 31, 2016 on a cumulative retrospective basis and determined it did not have any impact to retained earnings and deferred tax assets as of the January 1, 2017 adoption date.

•

Classification of Cash Flow: The adoption of this ASU has no material impact on our presentation of the statement of cash flows for the year to date ended September 30, 2017. We have elected to apply the presentation requirements for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares to be reported as financing activities for all periods presented. The presentation requirements for cash flows related to excess tax benefits have no impact to any of the periods presented on our consolidated cash flow statements.

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

•

Earnings per Share (“EPS”): The primary impact of adoption is the elimination of the calculation of assumed proceeds from windfalls and shortfalls under the treasury stock method, which results in fewer hypothetical repurchases of shares and higher incremental shares being issued, having a dilutive effect on EPS. The impact of this change on our EPS is immaterial for the third quarter and year to date of 2017 and we expect it to continue to be immaterial for future periods.

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

Implementation Update

We have assigned internal resources and are in the assessment stage of our evaluation of the impact of the new standard on our accounting policies, processes and system requirements. While we continue to assess all potential impacts under the new standard, the Company has made progress as outlined in the below discussion and remains on schedule to implement the new revenue guidelines. This standard will be effective for us beginning in January 2018. We intend to adopt the new standard based on the modified retrospective transition method and accordingly the Company expects to complete the analysis of the cumulative effect adjustment to retained earnings (accumulated deficit), if applicable, as of the start of the first period for which it applies the new standard. While the Company continues to make progress to assess all potential impacts under the new revenue standard, including the areas described below, and have reached preliminary conclusions on key accounting assessments related to the standard, we do not know or cannot reasonably estimate quantitative information related to the impact of the new revenue standard on the Company’s financial statements and disclosures at this time.

Technical Analysis Update

The Company’s revenue is derived primarily from academic programs taught to its students. Tuition and other tuition-related fees are recognized as revenue on a straight-line basis over either the academic term or the program period based on number of days within such period. Non-tuition related revenue is recognized as services are performed or goods are delivered. See Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 23, 2017. The Company is in the process of evaluating each source of revenue stream that will remain as of the implementation date to evaluate the five step approach from the principles-based guidance (Topic 606) and develop a preliminary assessment to determine any impact to existing practices for revenue recognition. The key revenue component considerations the Company is evaluating are as follows:

•	Tuition and tuition-related fees
•	Other revenue (‘non-tuition’), primarily ancillary sales of program related materials or supplies
•

Types of funding a student receives, i.e. Title IV Program funds, Veterans’ Administration funds, employer reimbursement, personal loans, etc. See Item 1, “Business – Student Financial Aid and Related Federal Regulation” in

our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on various types of funding
•	Types of institutional (i.e. non-third party) scholarships provided to students
•	Student status, i.e. in-school or out-of-school
•	Length of program or term

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

Our evaluation covered the collectability criteria under the new guidance. The Company believes it can apply the portfolio approach when assessing collectability due to the significant amount of historical data that the Company retains.

The Company is currently assessing the impacts related to the accounting for contract assets separate from accounts receivable and are evaluating the point at which a student’s contract asset becomes a receivable. Currently, a student’s entire accounts receivable balance is evaluated along with their entire deferred revenue balance to determine the net position of the two. Once the Company determines the point at which a contract asset becomes a receivable, this amount will no longer be offset with a student’s deferred revenue balance. This change in presentation is expected to have an immaterial impact to the statement of financial position.

Based on our ongoing assessment, we do not anticipate the adoption of ASU 2014-09 will have a significant material impact on the presentation of our results of operations; however, we expect additional modifications on the presentation of our financial condition and disclosures around certain policies, practices and systems, but we are still finalizing our assessment.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,350	$-	$-	$1,350
Non-governmental debt securities	118,111	11	(74)	118,048
Treasury and federal agencies	32,462	4	(61)	32,405
Total short-term investments	151,923	15	(135)	151,803
Restricted short-term investments (available for sale):
Non-governmental debt securities	7,070	-	-	7,070
Total investments (available for sale)	$158,993	$15	$(135)	$158,873

	December 31, 2016
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$4,050	$-	$-	$4,050
Non-governmental debt securities	107,305	22	(113)	107,214
Treasury and federal agencies	36,480	10	(73)	36,417
Total short-term investments	147,835	32	(186)	147,681
Restricted short-term investments (available for sale):
Non-governmental debt securities	8,597	-	-	8,597
Total investments (available for sale)	$156,432	$32	$(186)	$156,278

In the table above, unrealized holding gains (losses) as of September 30, 2017 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

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

As of September 30, 2017, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,350	$-	$1,350
Non-governmental debt securities	42,097	83,021	-	125,118
Treasury and federal agencies	-	32,405	-	32,405
Totals	$42,097	$116,776	$-	$158,873

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$4,050	$-	$4,050
Non-governmental debt securities	33,597	82,214	-	115,811
Treasury and federal agencies	-	36,417	-	36,417
Totals	$33,597	$122,681	$-	$156,278

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, is an international investment in a private company. As of September 30, 2017, our investment in an equity affiliate equated to a 30.7%, or $3.3 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent adaptive systems to power the delivery of individualized and personalized learning.

During the quarters ended September 30, 2017 and 2016, we recorded approximately $0.1 million and $0.2 million of loss, respectively, and during the years to date ended September 30, 2017 and September 30, 2016, we recorded $0.2 million and $1.0 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income (expense) on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipathTM adaptive learning technology. The total fees paid to CCKF for the quarters and years to date ended September 30, 2017 and 2016 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2017	$356
For the quarter ended September 30, 2016	$340
For the year to date ended September 30, 2017	$1,013
For the year to date ended September 30, 2016	$1,027

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the

Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of September 30, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving credit facility.

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

As of September 30, 2017 and December 31, 2016, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts, was $2.6 million and $3.1 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended September 30, 2017	$24,574	$6,420	$(6,332)	$24,662
For the quarter ended September 30, 2016	$21,008	$8,457	$(8,407)	$21,058
For the year to date ended September 30, 2017	$23,142	$21,630	$(20,110)	$24,662
For the year to date ended September 30, 2016	$20,229	$23,332	$(22,503)	$21,058

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $0.8 million and $1.3 million for the quarters ended September 30, 2017 and 2016, respectively, and $3.5 million and $4.9 million for the years to date ended September 30, 2017 and 2016, respectively.

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

6. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. As part of the process to wind down these teach-out campuses, the Company also announced that it will align its corporate overhead to support a more streamlined and focused operating entity. Most notably, we have recorded charges within our Transitional Group and Culinary Arts segments and our corporate functions as we continued to align our overall management structure. Each of our teach-out campuses offer current students the reasonable opportunity to complete their course of study. The majority of these teach-out campuses have ceased operations as of September 30, 2017, with the remainder expected to cease operations through 2018.

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters and years to date ended September 30, 2017 and 2016 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges (1) (2)	Payments	Non-cash Adjustments (3)	Balance, End of Period
For the quarter ended September 30, 2017	$4,969	$-	$(1,715)	$23	$3,277
For the quarter ended September 30, 2016	$11,290	$117	$(1,546)	$240	$10,101
For the year to date ended September 30, 2017	$8,686	$-	$(5,166)	$(243)	$3,277
For the year to date ended September 30, 2016	$18,985	$389	$(9,176)	$(97)	$10,101

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance charges will result in future cash payments through 2018.
(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $3.0 million and $7.3 million, respectively, as of September 30, 2017 and December 31, 2016, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of $0.3 million and $1.4 million is recorded within other non-current liabilities on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

In addition, as of September 30, 2017, we have an accrual of approximately $1.4 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

Remaining Lease Obligations of Continuing Operations

         We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations. These costs are recorded within educational services and facilities expense on our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our condensed consolidated balance sheets. Changes in our future minimum lease obligations for exited space related to our continuing operations for the quarters and years to date ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended September 30, 2017	$27,109	$9,422	$(9,094)	$2,932	$30,369
For the quarter ended September 30, 2016	$17,140	$4,912	$(3,476)	$1,303	$19,879
For the year to date ended September 30, 2017	$36,814	$14,628	$(23,496)	$2,423	$30,369
For the year to date ended September 30, 2016	$12,892	$13,994	$(11,476)	$4,469	$19,879

_____________

(1)Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

         In addition to the charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2023. The total remaining estimated charge as of September 30, 2017, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $4 million - $6 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $67.5 million of charges related to remaining obligations for continuing operations that were recorded during 2015 through the third quarter of 2017.

7. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.2 million and $34.5 million at September 30, 2017 and December 31, 2016, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

Surrett, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, a complaint was filed in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County naming Western Culinary Institute, Ltd. (“WCI”) and the Company as defendants. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act (“UTPA”) and unjust enrichment. Plaintiffs alleged WCI made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. On January 21, 2016, the Oregon appellate court reversed an earlier circuit court denying a motion to compel arbitration and held that the claims by 1,062 individual class members should be compelled to arbitration, which these individuals would have to pursue separately on their own behalf. On May 16, 2017, plaintiffs filed a seventh amended putative class complaint which seeks recovery based on a theory of diminished value and contains a claim for punitive damages. Defendants’ motion to dismiss the seventh amended complaint was denied and plaintiffs have moved for class certification, which defendants oppose. If class certification is granted, the size of the class would depend on the scope certified by the court but could consist of up to 1,275 members.

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

On October 6, 2017, the United States filed its Notice of Election to Decline Intervention in the matter. On October 10, 2017, the Court ordered that the complaint be unsealed. After the federal government declines to intervene in a case, the relator may elect to pursue the litigation on behalf of the federal government. If she is successful she will receive a portion of the federal government’s recovery. It is not clear whether this relator will elect to pursue the litigation.

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

OIG Audit

         Our schools and universities are subject to periodic audits by various regulatory bodies, including the U.S. Department of Education's Office of Inspector General ("OIG"). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”), to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED's Office of Federal Student Aid. As a result of ED’s review of these materials, on January 31, 2013, CTU received a request from ED that it perform two file reviews covering the Audit Period to determine potential liability on two discrete issues associated with one of the above findings. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011, which CTU has completed and submitted to ED. On April 29, 2016, ED also requested an additional file review related to whether CTU appropriately performed calculations regarding any required return of Title IV Program funds for students that failed to earn passing grades within a term. This additional file review covers the period from July 5, 2009 to June 30, 2011 and is a review of whether students should be deemed to have unofficially withdrawn from the institution based on each student’s last known academically-related activity. CTU is seeking reconsideration of the request for this additional file review. In the May 2017 semi-annual OIG update to Congress, the OIG reported that ED’s Office of Federal Student Aid expected to resolve the audit in about 30 days; however, we have not yet received any notification in this regard. As of September 30, 2017, the Company has a $1.0 million reserve recorded related to this matter. This reserve does not include any amount relating to the additional file review requested by ED on April 29, 2016 because it is uncertain.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2017	2016	2017	2016
Pretax income (loss)	$5,095	$(479)	$24,901	$23,990
Provision for income taxes	$1,597	$21	$11,143	$8,776
Effective rate	31.3%	4.4%	44.7%	36.6%

As of December 31, 2016, a valuation allowance of $49.7 million was maintained with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against these credits and separate state net operating losses as of September 30, 2017.

The effective tax rate for the quarter and year to date ended September 30, 2017, was primarily impacted by tax reserves and the tax effect of expenses that are not deductible for tax purposes. For the current quarter we recognized less than $0.1 million of benefit associated with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718), improvements to Employee Share-Based Payment Accounting, which decreased our quarterly effective tax rate by 0.6%. For the year to date ended September 30, 2017, we recognized a $1.1 million unfavorable adjustment associated with the adoption of ASU 2016-09, which increased the effective tax rate by 4.6%. For the year to date ended September 30, 2016, the effective tax rate includes a $2.1 million favorable tax adjustment related to the closure of a federal tax audit for the tax years 2013 and 2014. The effect of this discrete item was to decrease the year to date effective tax rate by 8.8%.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.8 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2017 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2017, we had accrued $1.9 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state, local and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

9. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders on May 24, 2016. The 2016 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of September 30, 2017, there were approximately 4.0 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.5 million shares issuable upon exercise of outstanding options and (ii) 0.3 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of September 30, 2017. Additionally, as of September 30, 2017, there were approximately 2.4 million shares issuable upon exercise of outstanding options and 1.3 million shares underlying restricted and deferred stock units outstanding, which will be settled in shares of our common stock if the vesting conditions are met, under the previous Career Education Corporation 2008 Incentive Compensation Plan. This plan was replaced by the 2016 Plan and effective May 24, 2016, all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of September 30, 2017, we estimate that compensation expense of approximately $6.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

Stock Options. The exercise price of stock options and stock appreciation rights granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become 100% exercisable after the first anniversary of grant date. Grants of stock options are generally only subject to the service conditions discussed previously.

Stock option activity during the year to date ended September 30, 2017 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	3,086	$11.18
Granted	360	8.60
Exercised	(274)	8.29
Cancelled	(295)	23.87
Outstanding as of September 30, 2017	2,877	$9.84
Exercisable as of September 30, 2017	1,779	$12.32

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the year to date ended September 30, 2017 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016	1,712	$4.63
Granted	275	8.30
Vested (1)	(417)	4.65
Forfeited	(125)	5.56
Outstanding as of September 30, 2017	1,445	$5.25

_____________________

(1)

The total vested awards include 5.3 thousand of vested restricted stock units settled in cash. As a result of the termination provision for certain awards, in the event of an involuntary not-for-cause termination of employment by the Company certain termination scenarios allow for cash-settlement.

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

The following table summarizes information with respect to all deferred stock units during the year to date ended September 30, 2017 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016 (1)	76	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of September 30, 2017 (1)	76	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended September 30, 2017 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2016	1,192
Granted	-
Vested	(647)
Forfeited	(66)
Outstanding as of September 30, 2017	479

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $3.3 million of expense for the year to date 2017 for all cash-settled restricted stock units, of which $1.4 million was recorded during the quarter ended September 30, 2017.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended September 30, 2017 and 2016 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2017	2016	2017	2016
Stock options	$382	$316	$1,178	$905
Restricted stock units settled in stock	904	539	2,424	1,330
Restricted stock units settled in cash	1,366	1,362	3,336	3,383
Total stock-based compensation expense	$2,652	$2,217	$6,938	$5,618

Performance Unit Awards. Performance unit awards granted during 2015, 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2017, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) in the current period. We recorded $3.7 million and $2.6 million of expense related to these awards for the years to date ended September 30, 2017 and September 30, 2016, respectively, with $1.4 million and $1.7 million of expense for the quarters ended September 30, 2017 and September 30, 2016, respectively.

10. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income (loss) per share for the quarters and years to date ended September 30, 2017 and 2016 were as follows:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2017	2016 (1)	2017	2016
Basic common shares outstanding	69,082	68,460	68,897	68,328
Common stock equivalents	1,783	-	1,763	561
Diluted common shares outstanding	70,865	68,460	70,660	68,889

________________

(1)

Due to the fact that we reported a loss from continuing operations for the quarter ended September 30, 2016, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarter ended September 30, 2016.

For the quarter ended September 30, 2017 and the years to date ended September 30, 2017 and 2016, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 1.1 million shares for the quarter ended September 30, 2017 and 1.1 million and 2.6 million shares for the years to date ended September 30, 2017 and 2016, respectively.

11. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of September 30, 2017, our four segments are:

University Group:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2017, students enrolled at CTU represented approximately 65% of our total enrollments. Approximately 93% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and collectively offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2017, students enrolled at AIU represented approximately 34% of our total enrollments. Approximately 93% of AIU’s enrollments are fully online.

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

♦

Culinary Arts includes our Le Cordon Bleu institutions in North America (“LCB”) which offer hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking in the commercial-grade kitchens of Le Cordon Bleu. During the third quarter of 2017, the Company completed the teach-out activities of all remaining 16 Le Cordon Bleu campuses.

♦

Transitional Group includes our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. Our Transitional Group offers academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. The campuses within the Transitional Group that have not yet ceased operations as of September 30, 2017 will complete their teach-outs on varying dates through 2018. As of September 30, 2017, students enrolled at the Transitional Group campuses represented approximately 1% of our total enrollments. During the third quarter of 2017, the Company completed the teach-out of 1 Transitional Group campus: Sanford-Brown Las Vegas, which continues to be reported as part of the Transitional Group as of September 30, 2017.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
CTU	$91,319	63.0%	$90,921	54.2%	$27,565	$21,486
AIU	50,150	34.6%	48,542	29.0%	2,256	291
Total University Group	141,469	97.6%	139,463	83.2%	29,821	21,777
Corporate and Other	-	NM	-	NM	(6,199)	(5,587)
Subtotal	141,469	97.6%	139,463	83.2%	23,622	16,190
Culinary Arts	2,367	1.6%	21,369	12.7%	(14,027)	(1,801)
Transitional Group	1,150	0.8%	6,793	4.1%	(5,056)	(15,095)
Total	$144,986	100.0%	$167,625	100.0%	$4,539	$(706)

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2017	% of Total	2016	% of Total	2017	2016
CTU	$276,558	61.0%	$274,623	50.0%	$78,649	$70,693
AIU	150,618	33.2%	152,123	27.7%	7,987	9,036
Total University Group	427,176	94.2%	426,746	77.7%	86,636	79,729
Corporate and Other	-	NM	-	NM	(16,595)	(17,160)
Subtotal	427,176	94.2%	426,746	77.7%	70,041	62,569
Culinary Arts	19,302	4.3%	89,990	16.4%	(25,039)	1,666
Transitional Group	6,839	1.5%	32,401	5.9%	(21,578)	(40,672)
Total	$453,317	100.0%	$549,137	100.0%	$23,424	$23,563

	Total Assets as of (1)
	September 30, 2017	December 31, 2016
CTU	$72,589	$76,143
AIU	65,275	66,081
Total University Group	137,864	142,224
Corporate and Other	292,929	334,945
Subtotal	430,793	477,169
Culinary Arts (2)	48,995	57,443
Transitional Group (2)	15,316	18,736
Discontinued Operations	6,093	6,253
Total	$501,197	$559,601

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.
(2)	Assets are primarily composed of deferred tax assets that may be utilized for the consolidated company to reduce future tax liabilities.

12. DISCONTINUED OPERATIONS

As of September 30, 2017, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our Transitional Group campuses met the criteria for discontinued operations upon completion of their teach-out. Commencing January 1, 2015, in accordance with new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2017	2016	2017	2016
Total operating expenses	$814	$295	$2,071	$1,676
Loss before income tax	$(771)	$(295)	$(2,028)	$(1,676)
Benefit from income tax	(295)	(109)	(755)	(626)
Loss from discontinued operations, net of tax	$(476)	$(186)	$(1,273)	$(1,050)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 include the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Receivables, net	$171	$148
Total current assets	171	148
Non-current assets:
Other assets, net	300	483
Deferred income tax assets, net	5,622	5,622
Total assets of discontinued operations	$6,093	$6,253
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$179	$76
Remaining lease obligations	6,255	8,143
Total current liabilities	6,434	8,219
Non-current liabilities:
Remaining lease obligations	2,156	6,331
Other	-	91
Total liabilities of discontinued operations	$8,590	$14,641

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters and years to date ended September 30, 2017 and 2016, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Balance, End of Period
For the quarter ended September 30, 2017	$9,698	$251	$(1,538)	$8,411
For the quarter ended September 30, 2016	$16,149	$(479)	$(3,049)	$12,621
For the year to date ended September 30, 2017	$14,474	$769	$(6,832)	$8,411
For the year to date ended September 30, 2016	$21,751	$(78)	$(9,052)	$12,621

(1)	Includes subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “outlook,” “should,” “will,” “focused on,” “continue to,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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

In accordance with our strategic decision to focus our resources and attention on our two universities, we are in the process of teaching out campuses within our Transitional Group and have fully taught out our Culinary Arts campuses. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date. During the third quarter of 2017, the Company completed the teach-out of 17 campuses: Sanford-Brown Las Vegas and the remaining 16 Le Cordon Bleu campuses, which continue to be reported within the Transitional Group and Culinary Arts segments, respectively, as of September 30, 2017 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

Note Regarding Non-GAAP measures

We believe it is useful to present non-GAAP financial measures which exclude certain significant and non-cash items as a means to understand the performance of our core business. As a general matter, we use non-GAAP financial measures in conjunction with results presented in accordance with GAAP to help analyze the performance of our core business, assist with preparing the annual operating plan, and measure performance for some forms of compensation. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance.

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

2017 Third Quarter Overview

We continued to experience better than expected enrollment trends and operating performance during the third quarter of 2017. Our third quarter operating income for the University Group and Corporate was $23.6 million and adjusted for certain items not considered reflective of underlying operating performance and certain non-cash items was $26.2 million, which was better than the high end of our operating income outlook of $21 million and adjusted operating income outlook of $24 million, respectively. We believe this performance was primarily driven by better than expected retention and new enrollment trends that positively impacted revenue as well as timing of certain operating expenses.

Within our CTU segment, total enrollments increased 0.9% and new enrollments increased 10.9% for the third quarter of 2017 as compared to the prior year quarter. We believe the increase in total enrollments was primarily driven by new enrollment growth and continued improvement in our retention trends. New enrollment growth benefitted from improved execution within our admissions operations, enhanced training and coaching as well as increasing tenure of our admissions personnel driving higher efficiency in our enrollment and onboarding processes. Improvements in technology has also helped drive better student engagement early in their decision process. The new admissions and advising center in Arizona which was fully operational during the quarter for CTU also contributed to the increase in new enrollments for the current quarter. Revenue increased by $0.4 million for the quarter and $1.9 million for the year to date as compared to the prior year periods while operating income increased $6.1 million and $8.0 million for the current quarter and year to date, respectively, as compared to the prior year periods.

Within our AIU segment, total enrollments increased 5.7% while new enrollments decreased 2.8%. The increase in total enrollments was primarily driven by the improvements made in our student support operations throughout the year. New enrollments for the quarter were impacted by the calendar redesign discussed in prior quarters which shifts new enrollments between quarters as compared to the prior year periods. The new admissions and advising center became fully operational at the end of the third quarter of 2017 for AIU. We expect to see positive impacts in future quarters as increased resources to serve prospective students is expected to support our objective of sustainable and responsible growth. Revenue increased by $1.6 million for the quarter and decreased by $1.5 million for the year to date as compared to the prior year periods while operating income increased $2.0 million and decreased by $1.0 million for the current quarter and year to date, respectively, as compared to the prior year periods.

We continue to focus on additional innovative ways to implement strategies, invest in new technology and appropriately staff our student support operations. During the third quarter, AIU announced a new specialization for its Bachelor of Business Administration degree program. The new program, Le Cordon Bleu Hospitality Management, provides a specialization which allows students to engage in an in-depth study in their areas of interest. Within both Universities we rolled out the faculty mobile application which allows faculty to engage more with students as well as track their progress more efficiently. We have also established advisor accountability for students based on their degree and program of study and promoted increased interaction and dialogue between advisors and faculty.

We expect to see quarterly variability driven by the timing of operating expenses and the varying impacts from our initiatives, including the ongoing impacts of the academic calendar redesign at AIU, yet we believe that the University Group is positioned well for long-term sustainable and responsible growth. In line with these expectations, we expect positive new and total enrollment growth at both AIU and CTU during the fourth quarter of 2017. This expectation is primarily driven by our ongoing initiatives and investments in student support operations, including our admissions and advising centers in Arizona as well as the academic calendar redesign at AIU.

We completed the teach-out of all remaining Culinary Arts campuses during the third quarter of 2017, which significantly lowered the remaining number of students involved in our teach-out campuses. At the end of 2017, we expect to have approximately 80 students remaining across seven teach-out campuses. Results for our teach-out campuses continue to track ahead of our expectations due to stronger than expected retention as well as better than expected occupancy costs as we work to exit leases prior to their end dates or secure sublease arrangements. We are continuing to terminate or sublease vacated space and further reduce our remaining contractual lease obligations, which will result in future cash savings.

Financial Highlights

Revenue from continuing operations declined $22.6 million or 13.5% due to an overall 9.9% decrease in total student enrollments for the third quarter of 2017 as compared to the prior year quarter, driven by our decision to teach-out our Career Schools. For the current quarter, we reported operating income of $4.5 million as compared to an operating loss of $0.7 million in the prior year quarter. This improvement was driven by increased revenue and operating efficiencies within our University Group as well as a result of growth investments made earlier in 2017. Lastly, we reported cash used in operations for the current year to date of $29.1 million, as compared to the prior year to date’s cash provided of $16.3 million. The increase in cash usage for the current year to date was primarily driven by payments of legal settlements of $32.0 million during the first quarter of 2017 as well as increased payments for exit of leased facilities and incentive-based compensation expenses as compared to the prior year.

For our University Group, revenue increased $2.0 million or 1.4% as compared to the prior year quarter, primarily driven by new and total enrollment growth as well as the timing impact of the calendar redesign for AIU which shifted revenue from the second quarter of 2017 to the third quarter of 2017. Total enrollments for the University Group increased by 2.5% as of the current year quarter end as compared to the prior year quarter end. Operating income for the University Group increased by $8.0 million, or 36.9%, for the current year quarter as compared to the prior year quarter driven by the reasons discussed above.

Within our teach-out segments, operating loss for the Transitional Group improved by $10.0 million or 66.5% for the current quarter as compared to the prior year quarter, driven by reductions in expenses, particularly within administrative, occupancy and academic expenses. Operating loss for Culinary Arts increased by $12.2 million as a result of the reduction in revenue more than offsetting the reduction in expenses as the business completed its teach-out as well as lease charges recorded as campuses vacated facilities during the third quarter of 2017 upon teach-out completion. We have eight campuses remaining within the Transitional Group at the end of the third quarter of 2017, which will complete their teach-out at varying dates through 2018.

As discussed above, the Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Operating income and adjusted operating income for the University Group and Corporate was $23.6 million and $26.2 million for the current quarter as compared to $16.2 million and $18.8 million in the prior year quarter, respectively. Adjusted operating loss for the Transitional Group and Culinary Arts increased to $10.8 million for the current year quarter as compared to an adjusted operating loss of $9.3 million in the prior year quarter as a result of the fixed costs not decreasing in line with revenue as we near the end of teach-out completion.

Outlook

The substantial completion of the teach-outs and continued execution against our strategy has provided us with further visibility into our anticipated operating results. As a result, we are providing an update to our previous outlook for adjusted operating losses related to our teach-out operations and for ending cash balances for 2017. We currently expect the following results, subject to the key assumptions identified below (see GAAP to non-GAAP reconciliation below):

•	University Group and Corporate adjusted operating income in the range of $100 to $105 million for the full year 2017, compared to $89.3 million in 2016.
•

New and total student enrollment growth at both Universities in the fourth quarter of 2017, primarily driven by our ongoing initiatives and investments in student support operations, including our Phoenix admissions and advising centers as well as the academic calendar redesign at AIU.

•

Adjusted operating loss for our teach-out segments, comprised of the Transitional Group and Culinary Arts, to be in the range of $40 million to $45 million in 2017, as compared to adjusted operating loss of $29.8 million in 2016, and to be in the range of $10 million to $15 million in 2018 as we wind-down the remainder of our teach-out campuses, which reflects an improvement of $5 million in 2017 compared to our previously provided outlook.

•

End of year cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of any borrowings, as reported on the consolidated balance sheets of approximately $160 million to $165 million for the year ending December 31, 2017, which reflect an improvement of $5 million compared to our previously provided outlook, and expected to increase in 2018.

Forward looking adjusted operating income (loss) expectations are presented in the reconciliation of GAAP to non-GAAP items below. Operating income (loss), which is the most directly comparable GAAP measure to adjusted operating income (loss), may not follow the same trends as discussed in our outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as depreciation, amortization, asset impairment charges and significant legal settlements. The expectations provided in the paragraph above and table below for 2017 and 2018 are based on the following key assumptions and factors, among others: (i) prospective student interest in our programs continues to trend in line with recent experiences, (ii) modest total enrollment growth within the University Group, (iii) availability and retention of qualified personnel for ongoing investments in our student support operations, (iv) achievement of recovery rates for the Company’s real estate obligations and timing of any associated lease termination payments consistent with the Company’s historical experiences, (v) no material changes in the current legal or regulatory environment and excludes legal and regulatory liabilities which are not probable and estimable at this time, and any impact of new or proposed regulations, including the new “borrower defense to repayment” regulations and the gainful employment regulation, and any modifications thereto, and (vi) consistent working capital movements in line with historical operating trends and potential impacts of teach-out campuses on working capital in line with expectations. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

Adjusted operating income (loss) for the quarters and years to date ended September 30, 2017 and 2016 as well as an outlook for the second half of 2017 and the years ending December 31, 2017 and 2018 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		ACTUAL
	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Operating Income (Loss)	2017	2016	2017	2016
University Group and Corporate:
Operating income (1) (2)	$23,622	$16,190	$70,041	$62,569
Depreciation and amortization (2)	2,605	2,594	7,695	8,474
Asset impairments (2)	-	-	-	237
Unused space charges (2) (3)	-	-	-	1,118
Adjusted Operating Income -- University Group and Corporate	$26,227	$18,784	$77,736	$72,398

Transitional Group and Culinary Arts:
Operating loss (1) (4)	$(19,083)	$(16,896)	$(46,617)	$(39,006)
Depreciation and amortization (4)	977	2,621	3,673	8,512
Unused space charges (3) (4)	7,347	4,983	11,158	14,123
Adjusted Operating Loss -- Transitional and Culinary Arts	$(10,759)	$(9,292)	$(31,786)	$(16,371)

	ACTUAL	OUTLOOK	ACTUAL	OUTLOOK
	For the Second Half July-December 31,		For the Year Ended December 31,
Adjusted Operating Income (Loss)	2016	2017	2016	2017	2018
University Group and Corporate:
Operating income (2)	$(1,662)	$43 - $48M	$44,717	$90-95M	Growth vs 2017
Depreciation and amortization (2)	5,284	5M	11,164	10M	2017 Levels
Asset impairments (2)	-	None Assumed	237	None Assumed
Unused space charges (2) (3)	16	None Assumed	1,134	None Assumed
Significant legal settlements (2)	32,000	None Assumed	32,000	None Assumed
Adjusted Operating Income -- University Group and Corporate	$35,638	$48 - $53M	$89,252	$100 - $105M	Growth vs 2017

Transitional Group and Culinary Arts:
Operating loss (4)	$(54,951)	($31 - $36M)	$(77,061)	($59 - $64M)	($15 - $20M)
Depreciation and amortization (4)	5,692	1M	11,583	4M	-
Asset impairments (4)	927	None Assumed	927	None Assumed
Unused space charges (3) (4)	25,579	11M	34,719	15M	5M
Adjusted Operating Loss -- Transitional and Culinary Arts	$(22,753)	($19 - $24M)	$(29,832)	($40 - $45M)	($10 - $15M)

_____________

(1)

Operating income for the University Group and Corporate and operating loss for the Transitional Group and Culinary Arts make up the components of operating income (loss). A reconciliation of these components for the quarters and years to date ended September 30, 2017 and 2016 is presented below:

	ACTUAL		ACTUAL
	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2017	2016	2017	2016
Operating income for University Group and Corporate	$23,622	$16,190	$70,041	$62,569
Operating loss for Culinary Arts and Transitional	(19,083)	(16,896)	(46,617)	(39,006)
Operating income (loss)	$4,539	$(706)	$23,424	$23,563

(2)	Amounts relate to the University Group and Corporate.
(3)

Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exiting leased space as the Company continues to right-size the organization and therefore are not considered representative of ongoing operations.

(4)	Amounts relate to the Transitional Group and Culinary Arts.

Regulatory Updates

          Borrower Defense to Repayment. In response to pending litigation challenging the borrower defense to repayment regulations, on June 14, 2017 ED announced an indefinite delay in the effective date of the regulations while it conducts further review and a new negotiated rulemaking process to amend the rules. On October 24, 2017 ED published two related notices in the Federal Register. The first, again citing the pending litigation and uncertain outcome, was an interim final rule setting the effective date of the delayed regulations as July 1, 2018. The second, was a proposed extension of the delay for an extra year, through July 1, 2019, to permit ED to conclude its previously announced negotiated rulemaking to amend the rules and to provide adequate time for institutions to prepare for the implementation of its modified requirements. Comments on the proposed extension through July 1, 2019 are due by November 24, 2017. These borrower defense to repayment regulations were previously set to take effect on July 1, 2017. Separately, a group of attorneys general filed a lawsuit on July 6, 2017 in federal court in the District of Columbia to challenge the legal authority for ED’s delay of the effectiveness of the regulations. The outcome of this legal challenge and the impact any ruling may have on the future effectiveness of the existing or modified regulations is uncertain at this time. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment,” in our Annual Report on Form 10-K for more information about the borrower defense to repayment regulations.

          Program Participation Agreements. All of our institutions, including AIU and CTU, are currently operating on a provisional program participation agreement. AIU and CTU each have a program participation agreement that expires on September 30, 2018. During the period of provisional certification, our institutions must obtain prior ED approval to add an educational program, open a new location or make any other significant change. Our ACICS-accredited institutions all have provisional program participation agreements that extend through the duration of their respective closure dates. Although we believe our institutions are in compliance with the terms of their respective provisional program participation agreements, ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all requirements.

Cohort Default Rates. In late September 2017, ED released the official three-year cohort default rates for the 2014 cohort. Each of our institutions had cohort default rates under the 30% threshold for the 2014 cohort. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information about cohort default rates, our prior year rates and ED’s related standards.

HLC Policy Making Initiatives. At its June 2017 board meeting, the Higher Learning Commission (“HLC”) proposed the addition of student consumer protection policies focused on recruiting, admissions and related institutional practices. Comments on the proposed policies were solicited through September 23, 2017 and the HLC Board of Trustees will consider adoption of the new policies at its November 2017 meeting. We believe our universities already substantially adhere to many of the proposed policies. However, some aspects of the policies and their application are unclear and our institutions have sought clarifications through the comment process. The proposed policies may preclude arbitration agreements in student enrollment agreements. As a result, the impact of these proposed policies, if any, is uncertain at this time, but they may require us to modify our practices and limit our ability to resolve student concerns efficiently and cost effectively. If adopted in November 2017, the new policies would be effective in December 2018.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2017 and 2016 (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2017	% of Total Revenue	2016	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
TOTAL REVENUE	$144,986		$167,625		$453,317		$549,137
OPERATING EXPENSES
Educational services and facilities (1)	37,788	26.1%	51,393	30.7%	114,367	25.2%	170,993	31.1%
General and administrative: (2)
Advertising	33,927	23.4%	45,272	27.0%	105,759	23.3%	122,088	22.2%
Admissions	21,237	14.6%	19,842	11.8%	62,406	13.8%	63,352	11.5%
Administrative	37,493	25.9%	38,152	22.8%	114,363	25.2%	128,586	23.4%
Bad debt	6,420	4.4%	8,457	5.0%	21,630	4.8%	23,332	4.2%
Total general and administrative expense	99,077	68.3%	111,723	66.7%	304,158	67.1%	337,358	61.4%
Depreciation and amortization	3,582	2.5%	5,215	3.1%	11,368	2.5%	16,986	3.1%
Asset impairment	-	0.0%	-	0.0%	-	0.0%	237	0.0%
OPERATING INCOME (LOSS)	4,539	3.1%	(706)	-0.4%	23,424	5.2%	23,563	4.3%

PRETAX INCOME (LOSS)	5,095	3.5%	(479)	-0.3%	24,901	5.5%	23,990	4.4%
PROVISION FOR INCOME TAXES	1,597	1.1%	21	0.0%	11,143	2.5%	8,776	1.6%
Effective tax rate	31.3%		4.4%		44.7%		36.6%

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,498	2.4%	(500)	-0.3%	13,758	3.0%	15,214	2.8%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(476)	-0.3%	(186)	-0.1%	(1,273)	-0.3%	(1,050)	-0.2%

NET INCOME (LOSS)	$3,022	2.1%	$(686)	-0.4%	$12,485	2.8%	$14,164	2.6%

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

Revenue

Current quarter and current year to date revenue decreased 13.5% or $22.6 million and 17.4% or $95.8 million, respectively, as compared to the prior periods driven by the overall decline in total student enrollments. Excluding the Transitional Group and Culinary Arts, which no longer enroll new students as they teach out each campus, revenue increased approximately 1.4% or $2.0 million for the current quarter and 0.1% or $0.4 million for the current year to date as compared to the prior periods. The current quarter increase when excluding the Transitional Group and Culinary Arts was primarily driven by new and total enrollment growth as well as the calendar redesign at AIU which shifted more earnings days into the third quarter of 2017 as compared to 2016. The current year to date increase when excluding the Transitional Group and Culinary Arts was primarily driven by an overall increase in new and total student enrollments.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2017	% of Total Revenue	2016	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
Educational services and facilities:
Academics & student related	$21,319	14.7%	$29,941	17.9%	$72,700	16.0%	$103,652	18.9%
Occupancy	16,469	11.4%	21,452	12.8%	41,667	9.2%	67,341	12.3%
Total educational services and facilities	$37,788	26.1%	$51,393	30.7%	$114,367	25.2%	$170,993	31.1%

The decrease in educational services and facilities expense for the current quarter and current year to date as compared to the respective prior year periods is primarily driven by a decrease within academics and student related expenses for teach-out campuses as these campuses continue to wind-down their operations, which was slightly offset with an increase in academics and student related expenses for the University Group to support the increases in total student enrollment. Occupancy expenses also decreased for the current quarter and current year to date as compared to the respective prior year periods primarily due to decreases within our teach-out segments as a result of exiting facilities as campuses complete their teach-out.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2017	% of Total Revenue	2016	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
General and administrative:
Advertising	$33,927	23.4%	$45,272	27.0%	$105,759	23.3%	$122,088	22.2%
Admissions	21,237	14.6%	19,842	11.8%	62,406	13.8%	63,352	11.5%
Administrative	37,493	25.9%	38,152	22.8%	114,363	25.2%	128,586	23.4%
Bad Debt	6,420	4.4%	8,457	5.0%	21,630	4.8%	23,332	4.2%
Total general and administrative expense	$99,077	68.3%	$111,723	66.7%	$304,158	67.1%	$337,358	61.4%

General and administrative expenses decreased by 11.3% or $12.6 million for the current quarter as compared to the prior year quarter primarily driven by advertising and bad debt expenses. The lower advertising expense is related to decreased expenses for both AIU and CTU due to efficiencies developed within certain marketing channels that optimized our processes related to receiving prospective student inquiries. Admissions expenses increased slightly for the current quarter as compared to the prior year quarter due to the investments in our new admissions and advising centers in Arizona. Administrative expenses for the current quarter as compared to the prior year quarter decreased slightly primarily driven by reductions within Culinary Arts which completed their teach-outs during the current quarter.

General and administrative expenses decreased by 9.8% or $33.2 million for the current year to date as compared to the prior year to date primarily driven by advertising and administrative expenses. The lower advertising expenses and administrative expenses decreased for the reasons mentioned above. Admissions expenses decreased by approximately 1.5% or $0.9 million for the current year to date as compared to the prior year to date as the costs related to the investments in the admission and advising centers in Arizona during the past two quarters were more than offset with decreases in admissions expenses for our teach-out campuses as well as decreased costs within University in the early part of the current year. As a percentage of revenue, administrative expenses have increased for the current year periods as compared to the prior year periods due to certain fixed administrative costs for the consolidated organization that do not decline upon teach-out of campuses.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2017 and 2016 was as follows (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2017	% of Segment Revenue	2016	% of Segment Revenue	2017	% of Segment Revenue	2016	% of Segment Revenue
Bad debt expense:
CTU	$4,262	4.7%	$5,758	6.3%	$15,087	5.5%	$15,599	5.7%
AIU	2,129	4.2%	1,497	3.1%	6,654	4.4%	5,259	3.5%
Total University Group	6,391	4.5%	7,255	5.2%	21,741	5.1%	20,858	4.9%
Corporate and Other	(140)	NM	(57)	NM	(270)	NM	(3)	NM
Sub Total	6,251	4.4%	7,198	5.2%	21,471	5.0%	20,855	4.9%
Culinary Arts	57	2.4%	862	4.0%	80	0.4%	1,861	2.1%
Transitional Group	112	9.7%	397	5.8%	79	1.2%	616	1.9%
Total bad debt expense	$6,420	4.4%	$8,457	5.0%	$21,630	4.8%	$23,332	4.2%

          Bad debt expenses decreased by 24.1% or $2.0 million and 7.3% or $1.7 million for the current quarter and current year to date, respectively, as compared to the prior year periods primarily driven by decreases related to our teach-out campuses as our total student enrollment continues to decrease within those campuses as they wind-down their teach-out operations. Additionally, CTU decreased by $1.5 million and $0.5 million for the current quarter and current year to date, respectively, as compared to the prior year periods due to improvements in collections as well as increased efforts to assist students with completing their funding packages at the beginning of their academic year. CTU’s improvement was slightly offset with increased bad debt expense within AIU for the current quarter and current year to date as compared to the prior year periods. AIU continues to focus on implementation of improvement to processes related to collection efforts and completion of funding packages for students.

Operating Income

The operating income reported for the current quarter improved to $4.5 million and remained relatively flat at $23.4 million for the current year to date, as compared to the respective prior periods. Operating losses within our Culinary Arts campuses, due to teach-outs and fixed costs associated with each campus, contributed to the decline in consolidated operating income. The operating losses from teach-out campuses were more than offset with operating income generated within our University Group, which was primarily driven by continued improvements in operating efficiencies and increased revenues.

Provision for Income Taxes

For the quarter ended September 30, 2017, we recorded a provision for income taxes of $1.6 million or 31.3% as compared to a provision for income taxes of less than $0.1 million or 4.4% for the prior year quarter. We recorded $11.1 million or 44.7% of provision for income taxes for the year to date ended September 30, 2017 as compared to a provision of $8.8 million or 36.6% for the year to date ended September 30, 2016. The effective tax rate for the quarter and year to date ended September 30, 2017 was impacted by tax reserves and the tax effect of expenses that are not deductible for tax purposes. For the current quarter we recognized less than $0.1 million of benefit associated with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718), which decreased our quarterly effective tax rate by 0.6%. For the year to date ended September 30, 2017, we recognized a $1.1 million unfavorable adjustment associated with the adoption of ASU 2016-09, which increased the effective tax rate by 4.6%. The effective tax rate for the year to date ended September 30, 2016 was reduced by 8.8%, due to a $2.1 million favorable tax adjustment upon completion of a federal tax audit.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2017	2016	% Change	2017	2016	% Change	2017	2016
REVENUE:
CTU	$91,319	$90,921	0.4%	$27,565	$21,486	28.3%	30.2%	23.6%
AIU	50,150	48,542	3.3%	2,256	291	675.3%	4.5%	0.6%
Total University Group	141,469	139,463	1.4%	29,821	21,777	36.9%	21.1%	15.6%
Corporate and Other	-	-	NM	(6,199)	(5,587)	-11.0%	NM	NM
Subtotal	141,469	139,463	1.4%	23,622	16,190	45.9%	16.7%	11.6%
Culinary Arts	2,367	21,369	-88.9%	(14,027)	(1,801)	NM	-592.6%	-8.4%
Transitional Group	1,150	6,793	-83.1%	(5,056)	(15,095)	66.5%	-439.7%	-222.2%
Total	$144,986	$167,625	-13.5%	$4,539	$(706)	742.9%	3.1%	-0.4%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2017	2016	% Change	2017	2016	% Change	2017	2016
REVENUE:
CTU	$276,558	$274,623	0.7%	$78,649	$70,693	11.3%	28.4%	25.7%
AIU	150,618	152,123	-1.0%	7,987	9,036	-11.6%	5.3%	5.9%
Total University Group	427,176	426,746	0.1%	86,636	79,729	8.7%	20.3%	18.7%
Corporate and Other	-	-	NM	(16,595)	(17,160)	3.3%	NM	NM
Subtotal	427,176	426,746	0.1%	70,041	62,569	11.9%	16.4%	14.7%
Culinary Arts	19,302	89,990	-78.6%	(25,039)	1,666	NM	-129.7%	1.9%
Transitional Group	6,839	32,401	-78.9%	(21,578)	(40,672)	46.9%	-315.5%	-125.5%
Total	$453,317	$549,137	-17.4%	$23,424	$23,563	-0.6%	5.2%	4.3%

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended September 30,			For the Year to Date Ended September 30,			As of September 30,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
CTU (1)	5,980	5,390	10.9%	16,170	15,240	6.1%	21,600	21,400	0.9%
AIU (1)	3,100	3,190	-2.8%	11,020	10,600	4.0%	11,100	10,500	5.7%
Total University Group (1)	9,080	8,580	5.8%	27,190	25,840	5.2%	32,700	31,900	2.5%
Culinary Arts (2)	-	-	NM	-	990	NM	-	3,500	NM
Transitional Group (3)	-	10	NM	-	90	NM	200	1,100	NM
Total	9,080	8,590	5.7%	27,190	26,920	1.0%	32,900	36,500	-9.9%

(1)

New student enrollments were impacted by a change to how the Company records certain cancelled students which began in the third quarter of 2016. There is no impact to the third quarter of 2017 as both the current year quarter and the prior year quarter are calculated on the same basis. Excluding the impact of this change new student enrollments would have increased 4.0 percent for CTU, decreased 0.9 percent for AIU and increased 2.0 percent for the University Group for the year to date ended September 30, 2017 as compared to the prior year to date.

(2)	Culinary Arts segment completed the teach-out of all remaining 16 Le Cordon Bleu campuses as of September 30, 2017.
(3)	Teach-out campuses within the Transitional Group segment no longer enroll new students upon teach out effective date. Students who re-enter after 365 days are reported as new student enrollments.

University Group. Current quarter and year to date revenue increased by $2.0 million or 1.4% and $0.4 million or 0.1%, respectively, as compared to the respective prior periods. The overall increase in revenue was primarily driven by the improvement in total student enrollments. AIU experienced positive total enrollments of 5.7% as compared to the prior period, while revenue decreased by $1.5 million or 1.0% in the current year to date as compared to prior period, partially due to changes in course sequencing made to assist students in progressing through their course of study. AIU experienced improvement in quarterly revenue by $1.6 million or 3.3% as compared to prior year quarter, primarily attributed to the shift in earnings days during the current quarter due to the calendar redesign as well as improved total student enrollments. We expect to experience continued variability in comparisons for AIU as a result of the academic calendar redesign. CTU contributed $0.4 million or 0.4% and $1.9 million or 0.7% to the increase for the current quarter and year to date, respectively, while total enrollments increased 0.9%.

Current quarter and year to date operating income for the University Group increased $8.0 million or 36.9%, and $6.9 million or 8.7%, respectively, as compared to the respective prior year periods. Operating income increased within both segments for the current quarter with AIU contributing $2.0 million of the increase and CTU contributing $6.0 million of the increase as compared to the prior year quarter. CTU’s operating income improved by $8.0 million or 11.3% for the current year to date as compared to the prior period. AIU’s operating income decreased $1.0 million or 11.6% for the current year to date as compared to the prior year primarily driven by the decrease in revenue and the investments in our admissions and advising center in Phoenix. Operating margins for CTU and AIU have increased by 6.6% and 3.9% for the current quarter as compared to the prior year quarter, primarily due to increased revenues and improved efficiencies in advertising costs.

Culinary Arts. This segment includes our LCB campuses which were announced for teach-out during December 2015. The current quarter and year to date decline in revenue as compared to the corresponding prior periods is primarily a result of the decision to teach-out the campuses. During the third quarter of 2017, the Company completed the teach-out of all remaining campuses and as of the fourth quarter of 2017, Culinary Arts will no longer be its own operating segment.

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

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss for the current quarter increased by $0.6 million or 11.0% and improved by $0.6 million or 3.3% for the year to date, as compared to the respective prior periods. The increase in costs for the current quarter as compared to the prior year quarter was primarily driven by timing of incentive-based compensation expenses as compared to the prior year. The year to date overall decrease in cost compared to the prior year is primarily driven by reduced staff and other expenses.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2017, cash, cash equivalents, restricted cash and available-for-sale short-term investments totaled $175.9 million. Restricted cash and investment balances as of September 30, 2017 approximate $7.9 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations, existing cash balances and credit facility borrowings. The recent losses from our Transitional Group and Culinary Arts campuses and associated lease payments for vacated spaces have driven a net cash usage in recent years as well as payment of a legal settlement during the current year. However, as we execute on our transformation strategy and complete the wind-down of our teach-out campuses, we expect our cash usage to moderate through the remainder of 2017 and to begin generating cash in 2018. We expect to end 2017 with cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of borrowings, in the range of $160 million to $165 million. These expectations are based upon, and subject to, the updated key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “2017 Third Quarter Overview.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We continue to focus on our transformation strategy which we believe will transition CEC to a period of sustainable and responsible growth. Our credit facility allows us to borrow up to a maximum amount of $95 million and is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral.

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

Sources and Uses of Cash

Operating Cash Flows

During the year to date ended September 30, 2017, net cash flows used in operating activities totaled $29.1 million compared to net cash provided by operating activities of $16.3 million for the year to date ended September 30, 2016. The increase in cash usage from operations as compared to the prior year is primarily driven by $32.0 million of payments for legal settlements during the first quarter of 2017 as well as increased payments for exit of leased facilities and incentive-based compensation expenses as compared to the prior year.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the year to date ended September 30, 2017 and 2016, approximately 77% of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the years to date ended September 30, 2017 and 2016, net cash flows used in investing activities totaled $6.1 million and $37.9 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $2.7 million and $38.0 million, respectively, during the years to date ended September 30, 2017 and 2016.

Capital Expenditures. Capital expenditures remained relatively flat to $3.4 million for the years to date ended September 30, 2017 and 2016. Capital expenditures represented less than 1.0% of total revenue for each of the years to date ended September 30, 2017 and 2016.

Financing Cash Flows

During the year to date ended September 30, 2017, net cash flows provided by financing activities totaled $1.4 million compared to net cash flows used in financing activities of $38.0 million for the prior year to date.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $1.2 million for the year to date ended September 30, 2017 and $0.6 million for the year to date ended September 30, 2016. The Company now accounts for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares related to stock settlements as a financing activity. This change was a result of updated guidance issued by the Financial Accounting Standards Board (“FASB”) under Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718). Prior period amounts were recast to cash flows from financing activities from cash flows from operating activities to be comparable to current year reporting.

Credit Agreement. On December 11, 2015, we entered into an amendment to our Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement which, among other things, decreased the revolving credit facility to $95.0 million. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2016, we repaid the $38.0 million borrowed as of December 31, 2015. As of September 30, 2017, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2016 to September 30, 2017 were as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$175,938	$207,160	-15%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	31,646	41,203	-23%
Accrued expenses - other	35,127	69,244	-49%
NON-CURRENT LIABILITIES:
Deferred Rent	16,253	30,713	-47%

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

           Deferred Rent: The decrease is driven by the continued exit of leased space as campuses complete their teach-out.

Contractual Obligations

As of September 30, 2017, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2017 (5)	2018	2019	2020	2021 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$12,399	$12,835	$13,089	$10,446	$15,555	$64,324
Teach-out campuses and discontinued operations (3)	58,845	29,168	14,171	7,455	5,677	115,316
Total gross operating lease obligations	$71,244	$42,003	$27,260	$17,901	$21,232	$179,640

Sublease income (4)
Ongoing operations (2)	$612	$934	$426	$107	$-	$2,079
Teach-out campuses and discontinued operations (3)	8,432	4,887	3,107	1,498	229	18,153
Total sublease income	$9,044	$5,821	$3,533	$1,605	$229	$20,232

Net operating lease obligations
Ongoing operations (2)	$11,787	$11,901	$12,663	$10,339	$15,555	$62,245
Teach-out campuses and discontinued operations (3)	50,413	24,281	11,064	5,957	5,448	97,163
Total net contractual lease obligations	$62,200	$36,182	$23,727	$16,296	$21,003	$159,408

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

Interest Rate and Foreign Currency Exposure

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of September 30, 2017, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of September 30, 2017 and December 31, 2016. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2016				$183,296,772
January 1, 2017—January 31, 2017	-	$-	-	183,296,772
February 1, 2017—February 28, 2017	-	-	-	183,296,772
March 1, 2017—March 31, 2017	116,771	7.95	-	183,296,772
April 1, 2017—April 30, 2017	-	-	-	183,296,772
May 1, 2017—May 31, 2017	-	-	-	183,296,772
June 1, 2017—June 30, 2017	17,639	9.80	-	183,296,772
July 1, 2017—July 31, 2017	-	-	-	183,296,772
August 1, 2017—August 31, 2017	-	-	-	183,296,772
September 1, 2017—September 30, 2017	6,980	9.82	-	183,296,772
Total	141,390		-

(1)

Includes 140,598 and 792 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)

As of September 30, 2017, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

+101

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, filed with the SEC on November 2, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 2, 2017	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2017	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Vice President and Interim Chief Financial Officer (Principal Financial Officer)