Form 10-K
period 2017-12-31
CAREER EDUCATION CORP
filed 2018-02-21
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $9.60 per share closing sale price of the Registrant’s common stock on June 30, 2017 (the last business day of the Registrant’s most recently completed second quarter), was approximately $570,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 16, 2018, the number of outstanding shares of Registrant’s common stock was 69,117,801.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

BUSINESS OVERVIEW

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Additionally, CEC is concluding the process of teaching out a number of campuses as part of the strategic decision to pursue a transformation strategy aimed at reducing the complexity of operations and focusing our attention on our University Group institutions. These teach-out campuses are included in our All Other Campuses segment. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date.

A listing of individual campus locations and web links to Career Education’s institutions can be found at www.careered.com.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of academic programs. These segments are organized by key market segments to enhance operational alignment and to enhance brand focus within each segment to more effectively execute our strategic plan and, for our teach-out campuses, to align all teach-out, or non-ongoing operations.

Our three reporting segments as of December 31, 2017 are described below.

☐

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2017, students enrolled at CTU represented approximately 63% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

☐

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31,

2017, students enrolled at AIU represented approximately 36% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

CTU and AIU collectively comprise our University Group.

☐

All Other Campuses includes those campuses which are currently being taught out or which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, campuses which have closed or have been sold subsequent to January 1, 2015 no longer meet the criteria for discontinued operations and remain reported within continuing operations on our consolidated financial statements. Campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study; they no longer enroll new students. Our All Other Campuses segment includes campuses in the following two categories:

•

Our Le Cordon Bleu institutions in North America (“LCB”) which previously offered hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking. During 2017, the Company completed the teach-out activities of all remaining Le Cordon Bleu campuses. These campuses comprised our former Culinary Arts segment.

•

Our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. These non-LCB campuses offer (or offered) academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. Campuses that have not yet ceased operations as of December 31, 2017 will complete their teach-outs on varying dates during 2018. As of December 31, 2017, students enrolled at these campuses represented less than 1% of our total enrollments. These campuses comprised our former Transitional Group segment. During 2017, we completed the teach-out of seven non-LCB campuses.

All prior period results have been recast to reflect our reporting segments on a comparable basis.

Revenues, operating income (loss) and total assets by reporting segment for each of the past three fiscal years are included in Note 16 “Segment Reporting” of the notes to our consolidated financial statements.

The majority of students attending our institutions reside within the United States of America.

CAMPUS LOCATIONS

Our reporting segments, colleges and universities, and their campus locations, as of February 21, 2018 are summarized in the table below. Campuses that ceased operations prior to February 21, 2018 are not included.

Colleges and Universities, Campus Locations	Website
AMERICAN INTERCONTINENTAL UNIVERSITY ("AIU"):	www.aiuniv.edu
AIU Atlanta, Atlanta, GA (includes Georgia online programs)
AIU Houston, Houston, TX
AIU Online, Schaumburg, IL
COLORADO TECHNICAL UNIVERSITY ("CTU"):	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs, CO
CTU Denver, Aurora, CO
CTU Online, Colorado Springs, CO
ALL OTHER CAMPUSES:
Briarcliffe College	www.briarcliffe.edu
Briarcliffe College (includes Online), Bethpage, NY
Briarcliffe College, Bohemia, NY
Harrington College of Design, Chicago, IL	www.harrington.edu
Sanford-Brown College ("SBC"):	www.sanfordbrown.edu
SBC Online, Tampa, FL
SBC Seattle, Seattle, WA

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary degree-granting education industry was more than a $565 billion industry through academic year 2014-15, according to a report published in 2017 by the U.S. Department of Education (“ED” or “the Department”), with approximately 27 million students attending institutions that participate in U.S. federal financial aid programs. The Department projects that enrollment in postsecondary degree-granting institutions is expected to grow approximately 15% over the eleven-year period ending in the fall of 2025 to approximately 23 million students. The majority of our degree-seeking students today have one or more non-traditional characteristics (e.g., did not enroll immediately after high school graduation, work full-time, are financially independent for purposes of financial aid eligibility, have dependents other than a spouse or are single parents). These non-traditional students typically are looking to improve their skills and enhance their earning potential within the context of their careers or in pursuit of new careers. As the industry has shifted to more students with non-traditional characteristics, an increasing proportion of colleges and universities are addressing the needs of working students. This includes colleges with well-established brand names that were historically focused on traditional students.

The postsecondary education industry is highly fragmented and increasingly competitive, with no one provider controlling a significant market share. Students choose among providers based on programs and degrees offered, program flexibility and convenience, geographic location, method of instruction (i.e. classroom or online), quality of instruction, employment opportunities, reputation, recruiting effectiveness and cost. Such multi-faceted market fragmentation results in significant differentiation among various education providers.

The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 6,800 Title IV eligible postsecondary education institutions in the United States for the academic year 2016-17, including approximately 2,900 for-profit schools; approximately 2,000 public, non-profit schools; and approximately 1,900 private, non-profit schools. According to the Department, over the 12-month period July 1, 2015 through June 30, 2016 approximately 27 million students were attending institutions that participate in the various Title IV Programs.

Our primary public company competitors in the for-profit postsecondary education industry are currently: Adtalem Global Education Inc., American Public Education, Inc., Bridgepoint Education, Inc., Capella Education Company, Grand Canyon Education, Inc., Kaplan, Inc. (a division of the Graham Holdings Company) and Strayer Education, Inc. However, a number of proposed transactions have been announced by these companies that if successfully concluded will reduce this list in the future. We also compete with a number of privately held for-profit and non-profit postsecondary institutions, including community colleges. In addition, there is growing competition from online programs among postsecondary education institutions, including for-profit publicly traded and privately held institutions, as well as non-profit institutions that are increasing online offerings in response to the growing demand.

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

Although competition exists, for-profit educators serve a segment of the market for postsecondary education that we believe has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial resources to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings. In contrast, for-profit providers of postsecondary education offer potential students the greater flexibility and convenience of their institutions' programmatic offerings and learning structure and an emphasis on applied content and the use of technology in the delivery of the education. At the same time, the share of the postsecondary education market that has been captured by for-profit providers remains relatively small. As a result, we believe that in spite of regulatory changes and other challenges facing the industry, for-profit postsecondary education providers continue to have significant opportunities to address the demand for postsecondary education.

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

Our Competitive Strengths

We believe that the following strengths differentiate our business:

Strong execution against our student initiatives and investments. The successful execution of our transformation strategy has enabled us to undertake new initiatives and investments to improve student experiences. Our Universities have also continued to focus on refining and executing operational changes with the same goal. We have revised our admissions and advising operating models, which we believe has improved accountability and coordination between the functions, ultimately helping our students. There is now more accountability at the advisor and manager levels to promote and enhance student engagement. As an education company, academic outcomes are the most relevant and critical measure of our success. Our institutions are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. During 2017 we opened two new admissions and advising centers near Phoenix, Arizona and increased our investments within the student advising, admissions and academic functions. We continue to invest and leverage technology to further enhance student learning and promote faculty engagement. This is evidenced by our advancements in mobile technology for our students and faculty that has made overall classroom activities easier to complete. We have also redesigned the academic calendar within AIU, which better aligns with student lives, thereby positively impacting student retention. We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates and we continue to work with our University regulators to expand our program offerings to provide students with increased choices.

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

In addition, CTU and AIU each have a student mobile application which was created to complement students’ mobile-centric lives. The mobile applications offer users the ability to connect with their university, track grades and degree progress in real-time and participate in courses from the palm of their hand. The student benefits of the mobile applications include motivating students and helping them connect with the university and remain on track with their course of study. During 2017, CTU and AIU also rolled out a faculty mobile application which provides informative dashboards, ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe will make teacher-student interactions easier and more effective.

Innovative personalized learning technology. Through our equity investment in CCKF, a Dublin-based educational technology company that provides intelligent, adaptive systems to power the delivery of personalized learning, we have strengthened our leadership position as a technology innovator in higher education and as a company dedicated to student success. Our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula. We have a perpetual license to this technology, which, when integrated with our proprietary learning management system, we refer to as intellipath.TM This academic and technological breakthrough continues to advance our understanding of the learning process and support improved student outcomes. Personalized learning, supported by intellipath technology, allows us to visualize how each student learns through their interaction with the material.

Intellipath serves as a powerful platform to help our students learn. It identifies and gives more time in areas where students need more help, while moving past areas they already know. In many respects, personalized learning serves as an excellent way to facilitate and demonstrate mastery in a competency-based learning environment. Personalized learning is changing the nature of higher education by measuring real-time knowledge growth minute-by-minute and understanding of the material on a student-by-student basis.

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

Seasonality

Our quarterly net revenues and income may fluctuate primarily as a result of the pattern of student enrollments. For CTU, the seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. Within AIU, a calendar redesign was implemented during 2017 which will impact quarterly comparability in the foreseeable future as each quarter may have non-

comparable revenue-earnings days. While operating costs for our institutions generally do not fluctuate significantly on a quarterly basis, we do traditionally increase our advertising investments during the first and third fiscal quarters in relation to the back to school seasons. Revenues, operating income (loss) and net income (loss) by quarter for each of the past two fiscal years are included in Note 18 “Quarterly Financial Summary” of the notes to our consolidated financial statements.

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

Our strategy is aimed at leveraging near-term demands for higher education with a career focus, while continuing to build the capabilities necessary to deliver sustainable and responsible long-term growth for our organization and its institutions. Within our University Group, we are focused on increasing the efficacy of our programs while seeking operational efficiencies in an effort to continually improve the student experience across the entire student lifecycle - for our campus-based students as well as our online students.

The importance of quality education at our institutions cannot be overstated. The quality of the education we provide and the manner in which we provide it can directly lead to better student outcomes. We will strive to offer new programs at institutions and particular campuses as there is both student demand for the education, as well as workplace demand for graduates in that field of study. As we continue to innovate in our delivery of online education, we will continue to build upon that history and continue developing new education technologies that enhance the learning experience for students. We believe our intellipath™ personalized learning platform provides our organization and its institutions a strategic advantage by providing a more customized student experience and we will continue to expand its use as a key differentiator.

Growing the academic and economic value of our University platforms by enhancing student retention and academic outcomes also aligns with the interest of creating stockholder value. Our execution on our transformation efforts has given us the ability to focus our resources and attention on our University institutions. We are committed to investing in our University brands, technology and faculty, all of which contribute to positive student experiences, retention and academic outcomes.

Our business and operating strategy is built upon core guiding principles, including:

•	sustainable and responsible growth;
•	student retention and academic outcomes;
•	academic quality and integrity;
•	career services; and
•	compliance with regulations.

Sustainable and Responsible Growth

Student Recruitment and Marketing

Our institutions seek highly motivated students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our universities engages in a wide variety of marketing activities. Our marketing programs are designed to differentiate our brands in the marketplace and maximize each institution’s opportunity to serve a targeted section of the potential student population. We also have the ability to provide unique online and blended learning environments through our proprietary learning system.

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

Admissions

CEC has historically served a diverse student population. Our students represent a broad range of educational and employment experiences, contributing to their college-level readiness. Each of our University Group institutions has an admissions department that is responsible for interacting with individuals interested in applying to an institution. Admissions advisors serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. The admission advisors also have a responsibility to provide guidance and support through the application process and orientation as well as assist each student as they transition to their first class.

The admissions and entrance processes for our institutions are intended to identify students who are interested in meeting the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher student retention, increased student and employer satisfaction, and lower default rates on government loans utilized by a student. Generally, to be qualified for admission to one of our institutions, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet other admissions requirements.

Our orientation process encourages students to engage actively in preparatory activities which can include a personalized learning module, a discussion board assignment and an individual project. This orientation program also provides the opportunity for students to understand our academic and support services. We believe completion of these activities will better prepare a student to make an informed decision about pursuing their education as well as to be more successful as it simulates their classroom experience both online and in a campus-based environment. Campus-based students have the opportunity to engage with faculty, staff and current students during orientation which builds confidence and a comfort level in their new learning environment. Orientation is free of charge and offered to all students prior to the start of the first course. Completion of orientation does not financially obligate students nor does it require students to continue their education with the university. Students have the opportunity to cancel their enrollment at any time during orientation without incurring a financial obligation.

Student Retention and Academic Outcomes

We emphasize the importance of student retention at each of our institutions. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of academic, financial or personal reasons. We also employ student advisors that provide feedback and assistance to students during their course of study. We seek to improve retention rates by building a strong connection between our faculty and students and promoting instructional innovation, such as our M.U.S.E. instructional platform and our student and faculty mobile applications. These efforts, as well as our intellipath personalized learning technology, are designed to assist our students to remain in school and succeed.

Through incremental investments in our student financial aid team, we have increased our document collection efforts with students. By ensuring that students have provided the correct documents timely, a student will be able to start their education with the knowledge of what loans, grants and financing are available to them, thus providing them with the capability of funding their education. Our staff assists students so they can determine the best funding solution for their educational needs as well as provides information regarding the transfer of credit into the institution.

Our student advising model promotes specific and deliberate collaboration between faculty and advisors which we believe elevates accountability and effectiveness of our retention efforts. Coupled with the student advising model, AIU and CTU have made changes to course sequencing to build workload levels slowly as students develop skills and motivation.

AIU has fully transitioned to a graduate team model while CTU is in the process of aligning to a similar student-oriented operating structure. The graduate team model structure personalizes student facing services in financial aid, admissions and advising and we believe this structure helps increase accountability and ultimately improves overall student experiences and retention.

Student Enrollment Statistics

Our total student enrollment as of December 31, 2017 and 2016 was approximately 34,800 students and 36,600 students, respectively. Included in total student enrollment were approximately 34,700 students and 33,600 students, respectively, for our University institutions, with approximately 32,300 students and 31,200 students, respectively, enrolled in our University Group fully-online academic programs. Related student enrollment demographic information for our University Group as of December 31, 2017 and 2016 was as follows:

University Group Student Enrollment by Age Group

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2017	2016
Over 30	61%	62%
21 to 30	36%	36%
Under 21	3%	2%

University Group Student Enrollment by Core Curricula

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2017	2016
Business Studies	74%	72%
Information Technology	15%	16%
Health Education	11%	12%

University Group Student Enrollment by Degree Granting Program

	As a Percentage of Total University Group
	Student Enrollment as of
	December 31,
	2017	2016
Doctoral and Master's Degree	12%	12%
Bachelor's Degree	72%	71%
Associate Degree	16%	17%

Academic Quality and Integrity

We believe academic outcomes and career readiness are attained by our students as a result of the quality learning experience they are provided. Those learning experiences are facilitated by career-oriented program development, engaging instructional delivery and qualified faculty.

Program Development

Our universities develop and deliver a variety of programs resulting in the award of credentials ranging from certificates and diplomas to master’s and doctoral degrees in career-oriented programs of study in core curricula areas of business studies, information technologies and health education.

CEC’s curricula, instructional delivery tools, and experienced faculty comprise the learning experience that appeals to our student population and provides them with a unique opportunity to develop the knowledge, skills and competencies required for specific careers. The curriculum development process focuses on desired career needs, while considering relative competencies necessary to achieve these career needs, as well as recommendations set forth by advisory boards, programmatic accrediting agencies and industry standards. Subsequently, learning objectives are identified and courses are developed which foster student engagement in activities and optimally result in the attainment of program learning outcomes.

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

CEC continues to invest in its methods for delivering online education. CEC has implemented the use of sophisticated personalized learning technologies, referred to as intellipath, within our University institutions. Our roll-out of these technological tools is coupled with extensive faculty training. Continuous assessment facilitates the development of individualized, dynamic learning maps that both illustrate where student mastery has been achieved and where additional work is needed. Both the student and the instructor can see in real time where learning has taken place and where effort still needs to be applied. Additionally, students have access to a mobile application which was created to complement students’ mobile-centric lives. The student benefits of the mobile application include motivating students and helping them connect with the university and remain on track with their course of study.

Faculty

CEC institutions employ more than 2,000 credentialed, geographically disbursed, full-time and adjunct faculty who facilitate learning in our classrooms and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in accordance with current accepted higher education practices and in accordance with state, institutional accreditation and programmatic accreditation standards. Generally, all colleges and universities require the instructor to have a degree at least one level higher than the level of course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General education faculty members must possess at least a master’s degree. The average tenure of a CEC faculty member is greater than five years. We believe the longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms.

Faculty Competencies

With the input of faculty and academic leadership across each of our institutions, we have developed a set of instructor competencies that are critical to student success and institutional effectiveness. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation and development. The competencies apply to all instructors, regardless of content area, instructional platform (campus-based or online) and employment status (full-time, part-time, adjunct). Faculty hired by any CEC institution must demonstrate proficiency in each of the following competencies:

•	communication;
•	assessment of student learning;
•	instructional methodology (pedagogy);
•	subject matter expertise;
•	utilization of technology to enhance teaching and learning;
•	acknowledgement and accommodation of diversity in learners;
•	student engagement;
•	promotion of active student learning;
•	compliance with academic and institution policy; and
•	demonstration of scholarship.

Career Services

Assisting our students in finding employment in their field of study is an important element of our educational mission. To this end, each of our institutions has a career services department whose primary responsibility is to help prepare students to conduct a successful job search and to help identify job opportunities with employers. In addition, our career services staff assists students in identifying employment to assist with financial support while our students pursue their education. Employer relationship development, part-time employment and internship opportunities are important parts of our overall employment success strategy, as they lead to future opportunities for our students and graduates in their chosen profession.

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

All CEC institutions undergo an annual independent compliance audit for all Title IV Programs as well as a variety of other compliance submissions and reviews from ED, the Department of Veteran’s Affairs, various state licensing agencies and institutional accreditors. CEC’s efforts to maintain compliance with all of these regulatory requirements are extensive and include:

•	Corporate and institutional resource teams that respond to student concerns;
•	robust institutional effectiveness programs at each institution focused on continuous improvement;
•

a centralized corporate financial aid quality assurance team that continuously audits financial aid packaging, awarding, disbursements and returns to ensure compliance with ED, Department of Veterans Affairs or other requirements;

•	a centralized data and reporting team responsible for ensuring consistency in methodologies for calculating and supporting the various reports to regulators or the public;

•	an internal audit function reporting directly to the Audit Committee of the Board of Directors that audits and regularly monitors our operations, including compliance with regulations;
•

a legal and regulatory group that assists with the development and implementation of procedures and process controls and monitors execution to maintain compliance with federal and state regulations, as well as monitoring of federal and state regulatory developments;

•

a compliance team that is responsible for the review and approval of student and public communications and media including advertising materials, web content and maintaining internal and external advertising standards;

•	regular monitoring of recorded phone calls in order to support efforts to maintain quality student interactions;
•	use of compliance-approved materials when speaking to potential and current students; and
•

required annual ethics training that every employee must complete and quarterly compliance certifications for staff engaged in student marketing, recruitment, financial aid counseling and processing, career services and campus leadership.

Employees

As of December 31, 2017, we had a total of 4,462 employees, including 161 students employed on a part-time basis at certain of our institutions, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty (adjunct)	Total
CTU	794	5	75	70	1,195	2,139
AIU	632	7	83	70	563	1,355
Total University Group	1,426	12	158	140	1,758	3,494
Corporate and Other	806	11	-	-	-	817
Subtotal	2,232	23	158	140	1,758	4,311
All Other Campuses	24	2	3	20	102	151
Total employees	2,256	25	161	160	1,860	4,462

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

Institutions in our University Group are accredited by The Higher Learning Commission (“HLC”) (www.hlcommission.org). AIU’s next re-affirmation of accreditation is scheduled for 2023-24, with its next comprehensive evaluation in May 2018. CTU’s next re-affirmation of accreditation is scheduled for 2022-23. CTU had a comprehensive evaluation in 2017, during which HLC found that CTU continued to meet HLC’s criteria of accreditation, while requesting that CTU complete some interim reporting prior to its re-affirmation of accreditation review in 2022-23.

Our remaining teach-out campuses are also institutionally accredited through their expected closure date. Briarcliffe College is accredited by the Middle States Commission on Higher Education, Harrington College of Design is accredited by the Higher Learning Commission and Sanford-Brown Colleges in Seattle and Online are accredited by the Accrediting Council of Independent Colleges and Schools (“ACICS”).

In order to participate in Title IV Programs, an institution must be accredited by an accrediting agency recognized by ED. All accrediting agencies that are recognized by ED are subject to periodic review by ED, at which time ED determines whether the agency continues to meet ED’s recognition criteria. In 2016, ED did not renew its recognition for ACICS and ED subsequently issued a provisional program participation agreement for the two teach-out campuses that expires on June 12, 2018 (or on their earlier closure date). The provisional program participation agreement includes an addendum that outlines the terms and conditions under which the institution can remain eligible to participate in Title IV Programs during the provisional program participation period. These remaining ACICS-accredited campuses are in teach-outs that are expected to be complete prior to June 12, 2018. Therefore, we have not sought other institutional accreditation for them. These campuses are abiding by the additional terms of the provisional program participation agreement in order to retain Title IV Program eligibility as well as the ACICS criteria to satisfy certain state licensing requirements during this transitional period. To date, state licensing agencies have provided institutions with the ability to retain their licensure despite the fact that ACICS is no longer recognized by ED. We continue to keep these agencies informed throughout this process.

Programmatic Accreditation

In addition to the institutional accreditations described above, the institutions in our University Group have specialized programmatic accreditation for particular educational programs. Many states and professional associations require professional programs to be accredited at a program level, and require individuals who must pass professional license exams to have graduated from accredited programs. Programmatic accreditation does not satisfy ED requirements to confer Title IV Program eligibility; however, it does provide additional quality review by peers in a given field and may enable or assist graduates to practice, sit for licensing or certification exams (in some cases) or otherwise secure appropriate employment in their chosen field. In addition to programmatic accreditation, some states have licensing boards which regulate who in a state is licensed to practice in a given profession.

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

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Accredited

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Accreditation Council for Business Schools and Programs	American InterContinental University: Atlanta, Houston and Schaumburg; Colorado Technical University: Colorado Springs and Denver	Business

Commission on Collegiate Nursing Education	Colorado Technical University, Colorado Springs	Nursing

Council for the Accreditation of Educator Preparation	American InterContinental University, Schaumburg	Education

Project Management Institute Global Accreditation Center	Colorado Technical University: Colorado Springs and Denver	Project management

_____________________

(1)	Status as of February 21, 2018.

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

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by state legislators) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). As of January 1, 2018, 48 states plus the District of Columbia are SARA participants (www.nc-sara.org). AIU and CTU are approved to participate in SARA by their home states (Illinois and Colorado, respectively). For those states that have not adopted laws to participate in SARA, local rules and thresholds for licensure apply.

ED recently published new regulations, to be effective July 1, 2018, that condition Title IV Program eligibility on confirmation that an institution has the appropriate state approvals from any state which requires institutions to obtain its approval. The new regulations recognize SARA participation as a means to qualify in a state through reciprocity, which alleviates most of the impact.

Additional State Regulatory Matters

In recent years, states have increased their focus on the private, postsecondary education sector. This includes increased activity by state attorneys general in their review of the sector. In this regard, we have several pending inquiries by state attorneys general. See Note 11 “Contingencies – State Investigations” to our consolidated financial statements for more information about these inquiries.

Additionally, on August 19, 2013, the Company entered into an Assurance of Discontinuance with the New York Attorney General. Under the terms of this agreement, without admitting or denying any findings by the New York Attorney General, the Company agreed to, among other things: calculate and disclose placement rates according to agreed upon procedures and retain an independent consultant or audit firm to independently verify and report on such placement rates and to teach out programs going forward that do not achieve a 47.5% minimum placement rate. The Company’s remaining teach-out campus in New York as well as AIU Online and CTU Online have each reported and published this additional agreed upon placement rate which, in the case of AIU Online and CTU Online, only includes New York resident graduates. For the 2017 reporting year, none of the rates required to be calculated for AIU Online and CTU Online were below the minimum threshold required by the Assurance of Discontinuance. The Company’s remaining campus in New York is in teach-out and therefore no further action should be necessary with respect to programs which report rates below the minimum threshold.

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

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2017-18 maximum annual Pell Grant is $5,920, excluding any additional amount awarded pursuant to a year-round Pell Grant. Beginning with the 2017-18 award year, eligible students may receive year-round Pell Grant funds. A year-round Pell Grant program allows students to receive up to 150% of the student’s regular grant award over the course of the academic year, allowing students to maintain their enrollment status and receive Pell Grant funds for the entire calendar year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

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

The Yellow Ribbon program under the Post-9/11 GI Bill expanded education benefits for veterans who have served on active duty on or after September 11, 2001, including reservists and members of the National Guard. As originally passed, the Post-9/11 GI Bill provided that eligible veterans could receive benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran was enrolled. In addition, veterans who were enrolled in classroom-based programs or “blended programs” (programs that combine classroom learning and distance learning) could receive monthly housing stipends, while veterans enrolled in wholly distance-based programs were not entitled to a monthly housing stipend. The provisions regarding education benefits for post-9/11 veterans took effect August 1, 2009. The Post-9/11 GI Bill also increased the amount of education benefits available to eligible veterans under the pre-existing Montgomery GI Bill. The legislation also authorized expansion of service members’ ability to transfer veterans’ education benefits to family members.

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2017 is $22,805. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The MOU increases oversight of educational programs offered to active duty service members and conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Both AIU and CTU signed this earlier version of the DoD’s standard MOU.

In August 2013, DoD began incorporating the Principles of Excellence outlined in the President’s 2012 Executive Order into their current MOU. Refer to the section below for more information on the Principles of Excellence.

In May 2014, DoD released a final version of its revised MOU and its changes include efforts to enhance departmental oversight of voluntary education programs as well as incorporate the remaining requirements as stated in the President's Executive Order 13607. The new provisions apply to all educational institutions providing education programs through the DoD tuition assistance program. Among other things, the MOU requests that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. The revised MOU also implemented rules to strengthen existing procedures for access to DoD installations by educational institutions, a DoD postsecondary education complaint system for service members, spouses, and adult family members to register student complaints and established authorization for the military departments to establish service-specific tuition assistance eligibility criteria and management controls. In September 2014, both AIU and CTU signed DoD’s revised MOU.

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

All of our institutions are currently operating on a provisional program participation agreement. AIU and CTU each have a program participation agreement that expires on September 30, 2018, and will therefore submit recertification applications by June 30, 2018, which will be subject to ED review and approval. Our remaining institutions are in teach-out and we intend to take any actions needed to maintain their provisional certification through their respective closure dates. During the period of provisional certification, our institutions must obtain prior ED approval to add an educational program, open a new location or make any other significant change. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – If ED denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

Scrutiny of the For-Profit, Postsecondary Education Sector

In recent years, Congress, ED, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), state attorneys general and the media have scrutinized the for-profit, postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged ED, the Department of Defense and the Department of Veterans Affairs and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs.

Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate.”

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

Historically, Congress has reauthorized the Higher Education Act every five to six years. The last full reauthorization took place in 2008 and Congress has subsequently taken several actions which effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. We anticipate that Congress will work to either reauthorize the Higher Education Act in its entirety or pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs. Certain legislation has been introduced that is focused on simplifying both access to and repayment of Title IV funds. While it is uncertain whether those proposals will be enacted into law, simplifying the federal student aid programs and reducing the complexity of repayment should be of benefit to our students. However, scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Congress may revise laws governing Title IV Programs or reduce funding for those programs which could reduce our enrollment and revenue and increase costs of operations.”

In recent years, ED has engaged in significant rulemaking efforts intended to develop new regulations focused on various topics. These efforts led to adoption of the new gainful employment regulation and “borrower defense to repayment” regulations. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for a description of these regulations as they were adopted. On June 14, 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to these borrower defense to repayment regulations as well as the gainful employment regulation. Committee negotiations commenced in late 2017. ED has not established a final schedule for publication of proposed or final regulations; however, any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019. The outcome of these rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time.

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

See Note 11 “Contingencies” to our consolidated financial statements for discussion of several of these matters we have pending, including that in December 2011 ED moved all of our institutions from what is called the Advance Method of Payment of Title IV funds to what is called Heightened Cash Monitoring 1, or HCM1, status. Although our prior practices substantially conformed to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, as noted above, ED subsequently adopted new cash management regulations for institutions on HCM1 that have increased overall student borrowing and usage of stipend payments for non-education related expenses. If ED finds violations of the Higher Education Act or related regulations, ED may impose monetary or program level sanctions, or transfer our institutions to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) method of payment of Title IV Program funds, which could result in a significant delay in receiving those funds.

In October 2014, ED initiated an on-site program review of one of our third party servicers, Higher One, and simultaneous off-site program review of CTU. The review focused on CTU’s cash management processes involving the issuance of Title IV credit balances via stored value cards. The review covered the 2012-13, 2013-14 and 2014-15 award years. On August 18, 2017, ED released the initial program review report, which contained no material findings or liability. On October 17, 2017, CTU provided a written response to the program review report and on January 8, 2018, ED notified CTU that it reviewed CTU’s response and had closed the program review with no further action required.

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

In November 2015, we were notified by ED that it, with the assistance of an external accounting firm, was going to conduct an assessment of CEC’s compliance with the Student Right to Know Act. The review generally covers all CEC institutions with active OPEIDs and several institutions with OPEIDS for schools that we have closed or sold, but that had graduates and reported placement rates for the cohort under review. The notification included a request for an extensive volume of information related to placement and graduation rates for the cohort of students graduating between July 1, 2013 and June 30, 2014, together with supporting documentation for reported placements, policies and procedures for collecting and reporting placement information, required website program disclosures, information related to student complaints, employees responsible for placement tracking and reporting and advertising materials. We provided ED and its accounting firm with the requested information during the first three quarters of 2016 and have not heard anything further with regard to the status of this review; however, the review largely focused on institutions that have since closed.

The Higher Education Act also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to ED for review. In September 2016, ED’s Office of Inspector General released a revised audit guide applicable specifically to proprietary schools and third-party servicers administering Title IV programs. The updated guide is effective for fiscal years beginning after June 30, 2016. The revised audit guide is effective for us for the year ending December 31, 2017 and will be utilized for annual compliance audits submitted no later than June 30, 2018. The new guide significantly increases the requirements and testing procedures necessary when filing our annual Title IV compliance audits; we are currently working with our audit firm to comply with the new guide.

Gainful Employment

CEC institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” During 2013, ED established negotiated rulemaking committees, one specifically designed to limit Title IV availability for programs at for-profit institutions by defining gainful employment in a recognized occupation. On October 30, 2014, ED published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. Prior to this rulemaking, the term gainful employment had been used in the Higher Education Act for forty years, and had not been further defined by Congress or ED. A summary of the gainful employment regulation that took effect on July 1, 2015 is set forth below.

On June 14, 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to the gainful employment regulation. Committee negotiations commenced in late 2017. ED has not established a final schedule for publication of proposed or final regulations; however, any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019. The outcome of these rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time.

Current Regulation. The definition effective July 1, 2015 establishes a formula by which ED will determine if a program is eligible to participate in Title IV Programs. The regulation requires graduates of programs within three years (or less) beyond graduation to, on average, have debt with annual loan payments that are less than 8% of their annual earnings or 20% of their discretionary income. Programs whose graduates have debt with annual loan payments that accounts for between 8% and 12% of their annual earnings, or between 20% and 30% of their discretionary income, will be considered to be in the “zone” for meeting the gainful employment standard. Programs whose graduates have debt with annual loan payments that are greater than 12% of annual earnings or 30% of discretionary income will fail the gainful employment test. Institutions with a program that fails to meet the gainful employment test for two out of three consecutive years, or that is in the zone (or fails) for four consecutive years, lose eligibility for that program to participate in Title IV Programs for at least three years. Institutions with a program that is within a year of potentially disqualifying for participation in Title IV must notify current and prospective students of the program of its potential loss of access to Title IV Program funds and the plan for continuation of the program or refunding tuition to students should the program fail to pass the gainful employment threshold in the subsequent year.

Under the gainful employment regulation, debt is calculated based on the lesser of actual median or mean debt, or the cost of tuition, fees, books, supplies and equipment. For the first five to seven years after ED begins to report gainful employment results, depending upon the length of the academic program, ED will allow the substitution of the average debt of the most recent graduating cohort for the average debt of the measurement cohort. Earnings are based on data provided by the Social Security Administration (“SSA”) to ED. Institutions have an opportunity to review and correct the list of students submitted to the Social Security Administration for the earnings query, but do not have an opportunity to inspect, review, question or appeal the results provided by SSA.

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

We continue to closely monitor the continuing programs within our University Group that are in the zone or are close to the threshold for being in the zone. The most significant of these are the Criminal Justice programs at AIU and CTU, which represent approximately 17% of University Group total enrollments as of December 31, 2017. Under the current regulation, a program does not lose Title IV Program eligibility unless it fails the gainful employment test for two out of three consecutive years, or is in the zone (or fails) for four consecutive years. We also continue to monitor programs that are in teach-out and did not pass this first year of the gainful employment test and we believe we will be able to minimize any impact to our students of a loss of Title IV Program eligibility prior to completion of a teach-out, if such a loss were to occur. These programs remain Title IV eligible unless and until they fail a second time in a three-year period. Because we rely on ED to provide us with the historical salary and debt information that is used in these calculations and due to the historical nature of the data used in the test, there can be no assurance that our actions will result in future compliance and the regulation could adversely affect the eligibility of the programs we offer.

The gainful employment regulation included significant new disclosure requirements and created additional certifications to which the chief executive officer of an institution must attest, including that the programs offered by the institution meet the requirements of states or professional licensing bodies in order for graduates to practice in the field. Also included in the regulation is a requirement that any new or re-enrolled student must receive, either in person or by email, and acknowledge program level gainful employment disclosures, prior to signing an enrollment agreement, registering for classes or entering into a financial commitment with the institution. On June 30, 2017, ED announced that it was delaying aspects of the regulation requiring these program disclosures be distributed in person or via email until July 1, 2018. However, the requirement that updated gainful employment disclosures be published on an institution’s program websites remains in effect and ED periodically revises the required template for these disclosures. We do not know if the new disclosure process that requires a separate email acknowledgement from our online students of program level gainful employment disclosures will have any material impact on our enrollments in the future.

There can be no assurance that our future actions will result in compliance with the existing regulation or any new or modified regulation and the eligibility of the programs we offer could be adversely affected. See Item 1A, “Risk Factors – Risks Related to the

Highly Regulated Field in Which We Operate - ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations,” for more information about risks associated with the gainful employment regulation.

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

For our 2017 fiscal year, our preliminary review of our institutions’ 90-10 Rule percentages results in none of our institutions exceeding the 90% limit.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high,” for additional information regarding risks relating to the 90-10 Rule.

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. This is determined by an institution’s cohort default rate which is calculated on an annual basis as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The measurement period for the cohort default rate is a three-year period.

If an institution’s three-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, all of our institutions have implemented a 30-day delay for such disbursements.

If an institution’s three-year cohort default rate exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate.

Excessive three-year cohort default rates will result in the loss of an institution’s Title IV eligibility, as follows:

•	Annual test. If the three-year cohort default rate for any given year exceeds 40%, the institution will cease to be eligible to participate in Title IV Programs; and
•

Three consecutive years test. If the institution’s three-year cohort default rate exceeds 30% for three consecutive years, the institution will cease to be eligible to participate in Title IV Programs.

We have student loan default management initiatives aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for loan counseling and communication with students after they cease enrollment. Our efforts supplement the counseling, processing and other student loan servicing work performed by ED through contracts it has with select third parties. The quality and nature of the student loan servicing work performed by ED has a direct impact on our cohort default rates and we have experienced past performance failures by ED in outreach to students which adversely impact the cohort default rates at our institutions. On January 18, 2017, the largest of ED’s student loan servicers, Navient, was sued by the Consumer Financial Protection Bureau and the Illinois and Washington Attorneys General for allegedly failing to properly counsel and support student loan borrowers. We know many of our students have Navient as their designated student loan servicer, however we are not able to determine what impact the alleged conduct, if accurate, may have had or will have on cohort default rates.

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

In September 2017, ED released the official three-year cohort default rates for the 2014 cohort. Each of our institutions had cohort default rates under the 30% threshold for the 2014 cohort. A listing of the official 2014, 2013 and 2012 three-year cohort default rates, for our universities is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2014	2013	2012
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA and Houston, TX)	17.1%	14.7%	17.7%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	16.6%	14.0%	17.7%

Borrower Defense to Repayment

On October 28, 2016, ED issued complex, significant new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment.” The 2016 regulations were published in the Federal Register on November 1, 2016 and were generally to become effective on July 1, 2017. However, in response to pending litigation challenging the borrower defense to repayment regulations, on June 14, 2017 ED announced an indefinite delay in the effective date of the 2016 regulations while it conducts further review and a new negotiated rulemaking process to replace the previously adopted regulations. On October 24, 2017, ED published two related notices in the Federal Register. The first, again citing the pending litigation and uncertain outcome, was an interim final rule setting the effective date of the delayed regulations as July 1, 2018. The second, was a proposed extension of the delay for an extra year, through July 1, 2019, to permit ED to conclude its negotiated rulemaking to amend the 2016 regulations and to provide adequate time for institutions to prepare for the implementation of its modified requirements.

Following its June 14, 2017 announcement of its intention to convene new negotiated rulemaking committees to consider modifications to the borrower defense to repayment regulations, committee negotiations commenced in late 2017. ED has not established a final schedule for publication of proposed or final regulations; however, any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019.

A group of attorneys general filed a lawsuit on July 6, 2017 in federal court in the District of Columbia to challenge the legal authority for ED’s delay of the effectiveness of the borrower defense to repayment regulations.

The outcome of these rulemaking initiatives and legal proceedings and the impact of any new or modified regulations are uncertain at this time.

Loan Discharge. The 2016 borrower defense to repayment regulations set forth categories of borrower defenses that could be asserted by students with respect to student loans disbursed on or after July 1, 2017 and established an automatic discharge process associated with closed schools. In most cases, the 2016 regulations entitle ED to seek reimbursement from the institution for any loans discharged under new standards which are designed to be lenient and accommodating of student claims. The current negotiated rulemaking does not rely on the 2016 borrower defense to repayment regulations as a starting point and therefore may result in a different set of regulatory proposals, although similar topics and themes are being discussed. We have in the past had claims made against us that if successfully made in the future could provide a basis for borrower claims for discharge of student loans. We cannot predict the extent to which any new regulation seeking recoupment from institutions for student loans that ED discharges may impact us.

Financial Responsibility Changes Included in the Rulemaking. The current negotiated rulemaking is also exploring whether, and the extent to which, modifications are appropriate to rules governing financial responsibility and administrative capability requirements that were in effect before the 2016 borrower defense to repayment regulations. Both the 2016 regulations and current negotiated rulemaking include discussion of triggering events that would provide ED broad discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs.

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

•Zone Alternative. Under what is referred to as the “zone alternative,” an institution may continue to participate in Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of ED. These additional monitoring and reporting procedures include being transferred from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status) or to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment. If an institution does not achieve a composite score of at least 1.0 in one of the three subsequent years or does not improve its financial condition to attain a composite score of at least 1.5 by the end of the three-year period, the institution must satisfy another alternative standard to continue participating in Title IV Programs.

•Letter of Credit Alternative. An institution that fails to meet one of the standards of financial responsibility, including by having a composite score less than 1.5, may demonstrate financial responsibility by submitting an irrevocable letter of credit to ED in an amount equal to at least 50% of the Title IV Program funds that the institution received during its most recently completed fiscal year.

•Provisional Certification. If an institution fails to meet one of the standards of financial responsibility, including by having a composite score less than 1.5, ED may permit the institution to participate under provisional certification for up to three years. If ED permits an institution to participate under provisional certification, an institution must comply with the requirements of the “zone alternative,” including being transferred to the HCM1, HCM2 or “reimbursement” method of payment of Title IV Program funds, and must submit a letter of credit to ED in an amount determined by ED which can range from 10%-100% of the Title IV Program funds that the institution received during its most recently completed fiscal year. If an institution is still not financially responsible at the end of the period of provisional certification, including because it has a composite score of less than 1.0, ED may again permit provisional certification subject to the terms ED determines appropriate.

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. ED also may apply the tests to the parent company of our institutions, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2016 was 1.9, and our preliminary calculation for the year ended December 31, 2017 is 3.0, which are considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2017, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments

An institution participating in Title IV Programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. Regulations issued in October 2010 which became effective July 1, 2011 rescinded previously issued ED guidance and “safe harbors” relied upon by higher education institutions in making decisions how they managed, compensated and promoted individuals engaged in student recruiting and the awarding of financial aid and their supervisors. The elimination of these “safe harbor” protections and guidance required us to terminate certain compensation payments to our affected employees and to implement changes in contractual and other arrangements with third parties to change structures formerly allowed under ED rules, and has had an impact on our ability to compensate, recruit, retain and motivate affected admissions and other affected employees as well as on our business arrangements with third-party lead generators and other marketing vendors. In September 2016, ED’s Office of Inspector General released a revised audit guide applicable specifically to for-profit schools that requires an annual audit to review compliance with the incentive compensation restrictions.

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

A significant portion of our U.S.-based students rely on Title IV Programs, and we derive a substantial portion of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2017, approximately 86% of our U.S.-based students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts recorded by the Company of approximately $441 million.

All of our institutions participate in Title IV Programs and are subject to extensive regulation by ED, various state agencies and accrediting commissions. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution. Most ED requirements are applied on an institutional basis, with each institution assigned an identification number known as an OPEID, or Office of Postsecondary Education Identification number. Each institution’s branches and other locations, regardless of whether they are campus-based or online, are assigned to the institution’s OPEID.

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

Our institutions are subject to the laws and regulations of the states where our physical campuses are located, and our online institutions are also subject to laws and regulations in other states in which they enroll and/or recruit students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities and financial policies. In addition, we are subject to state consumer protection laws.

Attorneys general in many states have become more active in enforcing consumer protection laws, in particular related to recruiting practices and the financing of education at for-profit educational institutions. Further, some state attorneys general have partnered with the Consumer Financial Protection Bureau and the Federal Trade Commission to review industry practices. These actions increase the likelihood of scrutiny of the marketing and advertising practices of educational institutions and may result in unforeseen consequences, increasing risk and making our operating environment more challenging. To the extent that multiple states or government agencies commence investigations or act in concert, the cost of responding to these inquiries and investigations could increase significantly, and the potential impact on our business could be substantially greater. See Note 11 "Contingencies" to our consolidated financial statements for a description of inquiries we received from attorneys general in 21 states plus the District of Columbia, including a collective inquiry by 18 attorneys general relating to potential non-compliance with applicable state consumer protection laws by certain of our institutions.

Adverse media coverage regarding the allegations of state consumer protection law violations by us or other for-profit education companies could damage our reputation, result in deceased enrollments, revenues and profitability, and have a negative impact on our stock price. Such coverage could also result in continued scrutiny and regulation by ED, Congress, accrediting commissions, state legislatures, state attorneys general or other governmental authorities of for-profit educational institutions.

State education laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our institutions and require them to modify their operations in order to comply with the new regulations.

If we are unable to comply with current or future state consumer protection, licensing, authorization or other requirements, or determine that we are unable to cost effectively comply with new or changed requirements, we could be subject to monetary fines or penalties or limitations on the manner in which we conduct our business, or we could lose enrollments, eligibility to participate in Title IV Programs and revenues, in any affected states, which could materially affect our results of operations and our growth opportunities. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of authority in other states, which would further impact our business.

If one or more of our institutions fails to maintain institutional accreditation, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish and our business would suffer.

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

The failure to comply with accreditation standards will subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution's application for a new grant of accreditation or an action to suspend an institution's accreditation or a program's approval. For example, in August 2016 HLC adopted policy changes giving the Commission discretion to designate an institution as a school “in financial distress” or “under government investigation.” These designations may result in additional monitoring and/or financial reporting by the institution and a strict scrutiny review by HLC of any requests for substantive change at the institution, requiring the institution to demonstrate a compelling reason for the change and that it has sufficient resources to support the change. The breadth of the conditions that could result in these designations may cause our HLC-accredited institutions, AIU and CTU, to be labeled with one or possibly both. See Note 11 “Contingencies” to our consolidated financial statements for information regarding the current Heightened Cash Monitoring status imposed on our institutions and certain current pending governmental inquiries.

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

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have become a focus of attention by state attorneys general, members of Congress, ED’s Office of Inspector General and ED over recent years. This focus may make the accreditation review process longer and potentially more challenging for all of our remaining institutions when they undergo their normal accreditation review processes. It may also be making the process by which ED evaluates and recognizes accreditors as appropriate Title IV gatekeepers similarly longer and more challenging for our accreditors. HLC, which accredits AIU and CTU, along with other ED recognized accreditors are facing increased political pressure as part of this recognition process to apply heightened levels of scrutiny or review and/or apply new requirements or standards to for-profit institutions. These pressures may result in future modifications to HLC’s accreditation criteria, practices or other policies and procedures, which our universities may not be able to comply with.

Congress may revise the laws governing Title IV Programs or reduce funding for those programs which could reduce our enrollment and revenue and increase costs of operations.

The U.S. Congress must periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. On December 13, 2017, the Committee on Education and the Workforce of the U.S. House of Representatives approved legislation to reauthorize the HEA. If enacted in its current form, this legislation would substantially amend the Higher Education Act, including but not limited to changes to Title IV Programs and provisions governing institutional participation therein. We cannot predict when or whether the full House of Representatives will vote on the legislation, nor when or whether similar legislation will be considered by the U.S. Senate. Furthermore, we cannot predict with any certainty the outcome of the Higher Education Act reauthorization process nor the extent to which any legislation, if adopted, could materially affect our business, financial condition and results of operations. However, scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically.

Additional ED or other rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

ED has promulgated a substantial number of new regulations in recent years that impact our business, including but not limited to the “borrower defense to repayment” and gainful employment regulations discussed in the risk factors below, as well as compensation rules for persons engaged in certain aspects of admissions and financial aid, state authorization, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation” which became effective on July 1, 2011. These and other regulations have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs.

In addition, on June 14, 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to the borrower defense to repayment regulations as well as the gainful employment regulation. ED has not established a final schedule for publication of proposed or final regulations; however any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019.

Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, require us to change our business practices and incur costs of compliance and of developing and implementing changes in operations, as has been the case with past regulatory changes. We cannot predict with certainty the ultimate combined impact of the regulatory changes which have occurred over recent years, nor can we predict the effect of future legislative or regulatory action by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our institutions will be able to comply with these requirements in the future. Any such actions by legislative or regulatory bodies that affect our programs and operations could have a material adverse effect on our student population and our institutions, including the need to cease offering a number of programs.

ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations.

Under the Higher Education Act, for-profit institutions are generally eligible to participate in Title IV Programs only in respect of educational programs that “prepare students for gainful employment in a recognized occupation.” On October 30, 2014, ED published a new complex final regulation to define “gainful employment,” a term used in the Higher Education Act which historically was not defined by Congress or ED. In addition to significant new disclosure requirements, the new regulation establishes debt to earnings ratio thresholds a program’s students must achieve for the program to remain eligible to participate in Title IV Programs. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations—Gainful Employment,” for more information about the gainful employment regulation.

On October 20, 2016, ED provided our institutions with their first program level draft debt-to-earnings rates under the new gainful employment regulation and in January 2017, ED finalized these rates. AIU had two, and CTU had three, of its continuing programs in the “zone” for meeting the gainful employment standard. Each university also had one program that failed to meet the standard; however, both of these programs have ceased enrolling new students. The most significant of the continuing programs within our University Group that are in the zone are the Criminal Justice programs at AIU and CTU, which represent approximately 17% of University Group total enrollments at December 31, 2017. Our efforts to mitigate the impact of the regulation may not be successful or result in compliance with the new regulation. In particular, the continuing eligibility of our educational programs for Title IV Programs is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, the Affordable Care Act’s incentive for businesses to reduce employee work schedules, pending immigration reform proposals and labor supply impacts on starting wages generally, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

In addition, the disclosure and reporting requirements of the new regulation increase our costs of operations and could adversely impact student enrollment and retention and the reputation of our institutions. If we are required to include a warning notice for any of our programs based on the debt-to-earnings rate, enrollment in those programs may decline materially.

On June 14, 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to the gainful employment regulation. Committee negotiations commenced in late 2017. ED has not established a final schedule for publication of proposed or final regulations; however, any regulations published in final form by November 1, 2018 typically would be effective on July 1, 2019. The outcome of these rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time.

If a particular program ceased to be eligible for Title IV Programs, in most cases it would not be practical to continue offering that program under our current business model, which could reduce our enrollment and have a material adverse effect on our cash flows, results of operations and financial condition. Further, if any of our programs require a warning notice or cease to be eligible for Title IV student financial aid, we may incur substantial cost and expense, and lost revenue, in providing appropriate assistance to the affected students to complete their academic programs or transition to other programs inside or outside of our universities.

Recently adopted or modified “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

On October 28, 2016, ED issued complex, significant new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment.” Subsequently, in 2017, ED delayed the effective date of the regulations to permit ED to conclude negotiated rulemaking to replace the 2016 regulations and to provide adequate time for institutions to prepare for the implementation of any requirements resulting from the new negotiated rulemaking occurring in 2017-18. ED has not established a final schedule for publication of proposed or final regulations; however, any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019.

The 2016 borrower defense to repayment regulations set forth categories of borrower defenses that could be asserted by students with respect to student loans disbursed on or after July 1, 2017 and established an automatic discharge process associated with closed schools. In most cases, the 2016 regulations entitle ED to seek reimbursement from the institution for any loans discharged under new standards which are designed to be lenient and accommodating of student claims. The current negotiated rulemaking does not rely on the 2016 borrower defense to repayment regulations as a starting point and therefore may result in a different set of regulatory proposals, although similar topics and themes are being discussed.

We have in the past had claims made against us that if successfully made in the future could provide a basis for borrower claims for discharge of student loans. We cannot predict the extent to which any new regulation seeking recoupment from institutions for student loans that ED discharges may impact us.

The current negotiated rulemaking is also exploring whether, and the extent to which, modifications are appropriate to rules governing financial responsibility and administrative capability requirements that were in effect before the 2016 regulations. Both the 2016 borrower defense to repayment regulations and current negotiated rulemaking include discussion of triggering events that would provide ED broad discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. If in the future we are required to post a letter of credit pursuant to these new regulations, we may not have the capacity to do so. Even if we are able to post any required letter of credit, doing so may impact our ability to make investments in our business which could have a material adverse effect on our future growth prospects, financial condition, results of operations and cash flows.

We expect to experience additional administrative burdens associated with monitoring, reporting and disclosure obligations in connection with the new regulations if they are not substantially modified, as well as responding to future claims for loan discharge, and these burdens may be material. Some aspects of the new regulations are unclear and many involve significant discretion by ED. Further, certain procedural aspects are pending future rulemaking by ED. The content of additional rulemaking and future interpretations of the regulations by ED are unknown and could have a material negative impact on the Company.

We cannot predict the impact the defense to repayment regulations, including any modifications thereto, will have on student enrollment, the volume of future claims for loan discharge, or our future financial responsibility as determined by ED, all of which could be materially adverse.

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

Several factors such as the increase in Title IV Program aid availability, including year-round Pell Grant funds, and budget-related reductions in state grant and workforce training programs and other alternative funding sources have adversely affected our institutions' 90-10 Rule percentages in recent years, and we expect this negative impact to continue. We have implemented various measures intended to reduce the percentage of our institution's cash basis revenue attributable to Title IV Program funds, but they have had only limited impact to date and they may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90% in the future. One such measure is delaying the disbursement and subsequent receipt of Title IV Program funds. Another is adjusting tuition, which could adversely affect our enrollment and our cohort default rates. The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by ED involving us could require a significant amount of resources.

ED has broad discretion to impose additional sanctions on institutions that fail the 90-10 Rule limit, but there is only limited precedent available to predict what those additional sanctions might be in the future. ED could specify a wide range of additional conditions as part of the provisional certification and the institutions' continued participation in Title IV Programs. These conditions may include, among other things, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting.

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

To remain eligible to participate in Title IV Programs, our institutions must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the two following federal fiscal years, which represents a three-year measuring period. If an educational institution’s cohort default rate exceeds the applicable standards, it may be required to delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers, establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate, be subject to provisional certification imposing various additional requirements for participating in Title IV Programs or, depending on the duration or magnitude of the compliance failure, cease participation in Title IV Programs.

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

Under the provisions of the Higher Education Act, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Each institution is assigned an identification number by ED known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and additional locations assigned to the main campus’ OPEID. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. All of our institutions, including AIU and CTU, are currently operating on a provisional program participation agreement. AIU and CTU each have a program participation agreement that expires on September 30, 2018. During the period of provisional certification, our institutions must obtain prior ED approval to add an educational program, open a new location or make any other significant change, which could negatively impact our ability to take these actions.

The most recent provisional program participation agreements distributed to CTU and AIU in July and August 2017, respectively, provided that they were provisional because of matters relating to the Assurance of Discontinuance the Company entered into in August 2013 with the New York Attorney General (see Item 1, “Business—Accreditation and Jurisdictional Authorizations—Additional State Regulatory Matters”), inquiries from various state attorneys general (see Note 11 “Contingencies—State Investigations” to our consolidated financial statements), student complaints and, with respect to AIU, an open ED program review. It is uncertain what impact, if any, these matters and the existing provisional certification status of AIU and CTU may have on their recertification process later this year.

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

We believe regulatory agencies are generally seeing significant increases in the volume of requests as a result of the industry adjusting to the significant volume of new regulations and challenging economic circumstances which have affected students and institutions. Regulatory capacity constraints have at times resulted in delays to various approvals our institutions are requesting. To establish a new educational program or substantive changes to existing programs, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally. Also, the threat of any adverse action by ED regarding its recognition of any of our accrediting agencies may impact the timing of our accrediting agencies' review and decision whether to grant approval of our various requests, in particular in areas of current focus by ED.

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

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at our institutions. Several states have adopted or proposed programs to enable residents to attend community colleges for free. Our competitors may have substantially greater brand recognition and financial and other resources than we have or may be subject to fewer regulatory burdens on enrollment and financial aid processes, which may enable them to compete more effectively for potential students. We also expect to experience increased competition as more postsecondary education providers increase their online program offerings, including traditional and community colleges that had not previously offered online education programs, and increase their use of personalized learning technologies. An increase in competition could affect the success of our recruiting efforts, or cause us to reduce our tuition rates and increase our marketing and other recruiting expenses, which could adversely impact our profitability and cash flows.

Our financial performance depends on our ability to develop awareness among, and enroll and retain, students in our institutions and programs in a cost effective manner.

If our institutions are unable to successfully market and advertise their educational programs, our institutions' ability to attract and enroll prospective students in those programs could be adversely affected. We have been investing in new student admissions and advising centers near Phoenix, Arizona, and other initiatives to improve student experiences, retention and academic outcomes. If these initiatives do not succeed, our ability to attract, enroll and retain students in our programs could be adversely affected. Consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing our institutions and the programs that they offer include, but are not limited to: student or employer dissatisfaction with educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; FTC or Federal Communications Commission restrictions on contacting prospective students, Internet, mobile phone and other advertising and marketing media; costs and effectiveness of Internet, mobile phone and other advertising programs; and changing media preferences of our target audiences. In addition, we use third-party lead aggregators to help us identify potential students. The practices of some lead aggregators have been questioned by various regulatory bodies, which could lead to changes in the quality and number of the leads provided by these lead aggregators as well as the cost thereof, which could in turn result in a reduction in the number of students we enroll.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, or face increased regulatory actions or litigation, our financial condition and results of operations could be adversely affected.

From time to time, we and certain of our current and former directors and executive officers are named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our institutions. Claims have included qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging violations of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene, then individual plaintiffs may continue the litigation at their own expense on behalf of the government. See Note 11 "Contingencies" to our consolidated financial statements for discussion of several current matters. Additional actions may arise in the future.

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

Even if we maintain compliance with applicable governmental and accrediting body regulations, regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects. For example, Congressional hearings and the continuing state attorneys general, CFPB and FTC investigations affecting for-profit institutions may spur plaintiffs’ law firms or others to initiate additional litigation against us and other for-profit education providers.

We are subject to a variety of other claims and litigation that arise from time to time alleging non-compliance with or violations of state or federal regulatory matters including, but not limited to, claims involving students, graduates and employees. In the event the extensive changes in the overall federal and state regulatory construct results in additional statutory or regulatory bases for these types of matters, or other events result in more of such claims or unfavorable outcomes to such claims, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows and results of operations for the periods in which the effects of any such matter or matters becomes probable and reasonably estimable. In addition, proposals have been made to limit the use of pre-dispute resolution clauses and class action waivers in student enrollments agreements. Implementation of these initiatives may result in increased litigation costs.

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

Furthermore, we believe that our evaluation of deferred tax assets and the need for a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income and future changes in the effective corporate tax rate. These estimates are susceptible to change and are dependent on events that may or may not occur. Our assessment of the need for or release of a valuation allowance is material to the assets reported on our consolidated balance sheets and changes in any of the assumptions utilized in this assessment could result in an increase or decrease to the valuation allowance recorded as of December 31, 2017. As of December 31, 2017, we have recorded a partial valuation allowance in the amount of $50.5 million related to that portion of our deferred tax assets which we determined were not more likely than not to be realized based upon the existing positive and negative evidence. Future changes in circumstances that cause a change in judgment about the realizability of the deferred tax asset could result in an increase or decrease to the valuation allowance recorded within the consolidated balance sheet in future periods and could cause our income tax provision to vary significantly among financial reporting periods.

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our institutions' ability to attract and retain qualified faculty members and administrators. Many leadership positions within the Company have been transitioned over recent years. This includes several changes in the offices of Chief Executive Officer and Chief Financial Officer. These transitions and loss of key personnel in the future could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management's attention to operations. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. In particular, our performance is dependent upon the availability and retention of qualified personnel for our ongoing investments in our student support operations. Cost reduction measures due to declining enrollments, our recent operating losses and the negative publicity surrounding our industry make it difficult and more expensive to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us after any period they are contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract, integrate and retain other qualified and experienced personnel on acceptable terms and in a timely manner could adversely affect our results of operations or growth prospects.

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

We may be compelled to terminate programs due to regulatory considerations or declining enrollments and may incur additional costs and expenses, or fail to achieve anticipated cost savings and business efficiencies, associated with past or future exit or restructuring activities.

We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms. We have in the past decided to teach out certain programs due to existing regulatory considerations such as minimum placement rate standards, the 90-10 Rule, the gainful employment regulation and other factors, and we may need to cease offering additional programs as a result of the gainful employment or other regulations. We have also made the decision to teach out numerous campuses and pursue a transformation strategy aimed at reducing the complexity of operations and focusing our attention on our University Group institutions. Changes in the economy, regulatory environment or unavailability of Title IV Program funds may cause us to terminate additional programs.

Closing facilities or other exit activities involve costs and expenses which can be significant. Actual costs and expenses involved in closing facilities or other exit activities may be higher than expected. The benefits anticipated from closing facilities, other exit activities or restructuring activities such as those involved in our transformation strategy may be less than anticipated due to a number of factors including unanticipated expenses in teaching out campuses and higher than expected lease costs. Negative trends in the real estate market could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations. Finally, our transformation strategy may not achieve the anticipated cost savings and business efficiencies.

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

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to our marks as well as distinctive logos and other marks associated with our services. These measures may not be adequate, and we can’t be certain that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights. Unauthorized third parties may attempt to duplicate the proprietary aspects of our curricula, online resource material and other content despite our efforts to protect these rights. Our management’s attention may be diverted by these attempts, and we may need to use funds for lawsuits to protect our proprietary rights against any infringement or violation.

These and other risks exist with respect to our intellipath™ personalized learning technology, which incorporates technology that we have a perpetual but non-exclusive license to use. We receive software support for the intellipath technology from CCKF, a Dublin-based educational technology company in which we have an equity investment. If CCKF ceases to operate or otherwise becomes unable to work with our institutions, it would be necessary to either develop the ability to support the software using our own resources or engage another third party vendor to provide these services, which transition could be economically disadvantageous, cause an interruption in the use of the technology and present a distraction to management and applicable business units, any of which could negatively impact our business.

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

Our University Group ground-based campuses are located primarily in Colorado, Georgia and Texas. These campuses generally consist of teaching facilities, including classrooms and laboratories, and admissions and administrative offices. Additionally, we have admissions and administrative facilities located in the areas of Chicago, Illinois and Phoenix, Arizona, which are used primarily for our universities and corporate functions.

Almost all of our campus and administrative facilities are leased. As of December 31, 2017 we leased approximately 1.7 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to ten years. As of December 31, 2017, we leased approximately 0.4 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from one to two years. As of December 31, 2017, we owned less than 0.1 million square feet of real property utilized by American InterContinental University located in Houston, Texas.

See Item 1, “Business,” for a listing of our campus locations. The listing excludes institutions that have been sold and campuses that have ceased operations.

We actively monitor our real estate needs in light of our current utilization and projected student enrollment levels. A key goal is to mitigate overall operating expenses by disposing of excess properties as student enrollments shrink at campuses that are in teach-out. In addition, to continue to provide facilities and services that will effectively serve our students, we invested in additional real estate space in 2017 for our admissions and advising centers in the Phoenix, Arizona, area.

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

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of
	Common Stock
	High	Low
2017
First quarter	$10.34	$7.62
Second quarter	12.59	8.62
Third quarter	10.55	8.10
Fourth quarter	13.92	10.13

	High	Low
2016
First quarter	$4.82	$2.23
Second quarter	6.19	4.33
Third quarter	7.53	5.86
Fourth quarter	10.53	6.55

The closing price of our common stock as reported on the NASDAQ on February 16, 2018 was $11.90 per share. As of February 16, 2018, there were approximately 110 holders of record of our common stock.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 505000, Louisville, KY 40233-5000 or at their website www.computershare.com/investor.

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

We did not repurchase any shares of our common stock during the year ended December 31, 2017 except for shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of December 31, 2017, approximately $183.3 million was available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2016				$183,296,772
January 1, 2017—January 31, 2017	-	$-	-	183,296,772
February 1, 2017—February 28, 2017	-	-	-	183,296,772
March 1, 2017—March 31, 2017	116,771	7.95	-	183,296,772
April 1, 2017—April 30, 2017	-	-	-	183,296,772
May 1, 2017—May 31, 2017	-	-	-	183,296,772
June 1, 2017—June 30, 2017	17,639	9.80	-	183,296,772
July 1, 2017—July 31, 2017	-	-	-	183,296,772
August 1, 2017—August 31, 2017	-	-	-	183,296,772
September 1, 2017—September 30, 2017	6,980	9.82	-	183,296,772
October 1, 2017—October 31, 2017	-	-	-	183,296,772
November 1, 2017—November 30, 2017	-	-	-	183,296,772
December 1, 2017—December 31, 2017	1,312	12.41	-	183,296,772
Total	142,702		-

(1)

Includes 141,910 and 792 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2017, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for CEC, the Standard & Poor’s 500 Index and an index of peer companies selected by CEC. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education, including: Adtalem Global Education Inc., American Public Education, Inc., Bridgepoint Education, Inc., Capella Education Company, and Strayer Education, Inc. American Public Education, Inc. was added to the peer index for the current year in replacement of Apollo Education Group, Inc. which was included in the prior year. The reason for the change is due to the fact that Apollo Education Group, Inc. is now a privately held company and delisted from NASDAQ during 2017. American Public Education, Inc. is a similarly related competitor. The performance graph begins with CEC’s $3.51 per share closing price on December 31, 2012.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2012 and assumes the reinvestment of all dividends.)

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

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of (loss) income and comprehensive (loss) income and statement of cash flows data set forth below for each of the five years ended December 31, 2017, 2016, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013, are derived from our audited consolidated financial statements.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Selected Statements of (Loss) Income and Comprehensive (Loss) Income Data
Total revenue	$596,435	$704,392	$847,273	$913,964	$1,017,230
Operating expenses:
Educational services and facilities	143,344	235,100	289,777	323,259	361,067
General and administrative	404,965	477,725	564,211	640,454	734,338
Depreciation and amortization	13,990	22,747	24,938	53,382	62,237
Goodwill and asset impairment (1)	-	1,164	60,515	36,141	21,647
Total operating expenses	562,299	736,736	939,441	1,053,236	1,179,289
Operating income (loss)	34,136	(32,344)	(92,168)	(139,272)	(162,059)
Operating margin percentage	5.7%	-4.6%	-10.9%	-15.2%	-15.9%
Total other income (expense)	2,114	978	(2,270)	446	(6,764)
Pretax income (loss)	36,250	(31,366)	(94,438)	(138,826)	(168,823)
Provision for (benefit from) income taxes	67,125	(16,550)	(147,454)	3,736	456
(Loss) income from continuing operations	(30,875)	(14,816)	53,016	(142,562)	(169,279)
(Loss) income from discontinued operations, net of tax (2)	(1,022)	(3,896)	(1,131)	(35,601)	5,016
Net (loss) income	$(31,897)	$(18,712)	$51,885	$(178,163)	$(164,263)
Net (loss) income per share - basic and diluted:
(Loss) income from continuing operations	$(0.45)	$(0.22)	$0.78	$(2.12)	$(2.54)
(Loss) income from discontinued operations	(0.01)	(0.05)	(0.02)	(0.53)	0.08
Net (loss) income	$(0.46)	$(0.27)	$0.76	$(2.65)	$(2.46)

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents, restricted cash and short-term investments	$180,147	$207,160	$231,641	$239,628	$362,624
Student receivables, net (3)	$21,423	$25,880	$35,576	$35,317	$38,620
Total current assets	$210,720	$248,193	$288,963	$318,107	$460,017
Total assets	$447,096	$559,601	$610,915	$573,534	$805,045
Liabilities:
Deferred tuition revenue	$22,897	$28,364	$40,112	$54,573	$59,609
Total current liabilities	$112,686	$169,212	$192,805	$180,237	$207,432
Total liabilities	$150,891	$238,098	$273,305	$291,601	$349,661
Working capital	$98,034	$78,981	$96,158	$137,870	$252,585
Total stockholders' equity	$296,205	$321,503	$337,610	$281,933	$455,384

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Statements of Cash Flows Data
Net cash (used in) provided by operating activities	$(21,789)	$6,475	$(21,245)	$(117,953)	$(85,298)
Net cash (used in) provided by investing activities	$(11,647)	$(34,351)	$(7,991)	$(107,623)	$166,866
Net cash provided by (used in) financing activities	$1,535	$(37,790)	$28,960	$10,683	$(79,717)
Capital expenditures	$(6,332)	$(4,129)	$(11,695)	$(13,156)	$(19,636)

(1)	See Note 6 “Property and Equipment” and Note 8 “Goodwill and Other Intangible Assets” to our consolidated financial statements for further discussion of these impairment charges.
(2)	See Note 17 “Discontinued Operations” to our consolidated financial statements for further discussion.
(3)	Student receivables, net includes both current and non-current balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “should,” “will,” “continue to,” “outlook” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

OVERVIEW

Our academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Additionally, CEC is in the process of teaching out campuses within our All Other Campuses segment. Campuses within this segment include those which are being taught out or those which have completed their teach-out activities, including our former Le Cordon Bleu and Sanford-Brown institutions. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date. During 2017 we completed the teach-out of all remaining Le Cordon Bleu Culinary Arts campuses and seven non-Culinary Arts campuses within our All Other Campuses segment. The results of operations for these campuses will remain reported within the All Other Campuses segment as part of continuing operations in accordance with ASC Topic 360, which limits discontinued operations reporting effective January 1, 2015.

Regulatory Environment

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, ED, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit, postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Career Education Corporation, in existing tuition assistance programs.

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

2017 Review

During 2017, we made progress against our transformation strategy and objective of sustainable and responsible growth within the University Group as well as completed the closure of all but seven of our campuses that are in teach-out; the remaining campuses, which have approximately 100 students remaining at the end of 2017, will close during 2018. We experienced improving student interest at both AIU and CTU which resulted in both new and total enrollment growth for 2017. Throughout the year, operating performance at both our University Group institutions as well as our teach-out operations was ahead of our expectations and we continued to make investments in improving student onboarding and academic processes.

Within our University Group total enrollments increased 3.3%, driven by positive new student enrollment growth as well as improved retention trends as compared to the prior year. New enrollment growth benefitted from our recent investments in student support operations, including execution and increasing tenure within our admissions operations, enhanced training and coaching of staff, establishment of advisor accountability standards, and increased interaction and dialogue between advisors and faculty. We believe these initiatives have enhanced the overall quality of service for our students and have elevated their onboarding and orientation experience as they prepare for their chosen program of study as well as provided more personalized and relevant interaction which we believe positively impacted student retention. Additionally, we opened new admissions and advising centers near Phoenix, Arizona, which contributed to the improvements in new student enrollments as compared to the prior year.

We continued to focus on technological advancements as well, including the introduction of a faculty mobile application at both of our Universities during the year. The new application provides informative dashboards, ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe make student interactions easier and more effective. Additionally, within AIU, a revised learning management system was launched in the fourth quarter that offers students a more stream-lined experience, making it easier for students to navigate course content by providing a step by step roadmap for completing all their activities. We believe these initiatives helped improve student experiences both before and after they are enrolled in our programs which positively impacted student retention and academic outcomes.

Within the All Other Campuses segment, which includes those campuses which are currently being taught out or which have completed their teach-out activities or have been sold subsequent to January 1, 2015, we completed the teach-outs of all our former Le Cordon Bleu Culinary Arts campuses as well as all but seven campuses within our former Transitional Group. As a result, we are almost complete with our strategic decision to close out these campuses and focus our resources on our University Group institutions. Over the past year, we have continued to reduce our remaining lease obligations for the teach-out campuses through lease terminations and sublease opportunities. Therefore, we expect the losses from these campuses to continue to decline in 2018 as they complete the close-out process.

In addition, we commenced our search for a permanent Chief Financial Officer. We have retained a search firm to assist us with the search and we expect to complete the selection process shortly.

Financial Highlights

Revenue from continuing operations in 2017 declined $108.0 million or 15.3%, primarily as a result of our decision to teach-out campuses within the All Other Campuses segment. For the current year, we reported operating income of $34.1 million as compared to an operating loss of $32.3 million for the prior year. This improvement was driven by the continued elimination of expenses in the current year related to our teach-out campuses and increased revenues within the University Group as a result of various operating initiatives contributing to improved enrollment trends. Additionally, the prior year included $32.0 million of legal settlements as compared to $6.5 million in the current year. Lastly, we reported cash used in operations for the current year of $21.8 million as compared to cash generated from operations of $6.5 million for the prior year. The cash usage for the current year includes payment of $32.0 million of legal settlements during the first quarter of 2017.

For our University Group, revenue increased $7.2 million or 1.3% as compared to the prior year, driven by various operating initiatives that contributed to improvements in total and new student enrollments. Total enrollments for the University Group increased by 3.3% for the current year as compared to the prior year. Operating income for the University Group increased $47.8 million, or 68.5%, for the current year as compared to the prior year. The improvement in operating income was partially driven by improved efficiencies in advertising costs as well as improvements in bad debt expenses. Additionally, the prior year operating loss included legal settlement charges recorded within AIU for $32.0 million.

Within our All Other Campuses segment, operating loss of $61.4 million improved 20.3% as we continued to eliminate costs as campuses complete their teach-outs. We completed the teach-outs of all remaining Culinary Arts institutions during 2017 as well as seven non-Culinary Arts insitutions. We have approximately 100 students remaining within our teach-out campuses as of the end of 2017 who are scheduled to complete their programs during 2018. As the teach-out campuses complete their close outs in 2018, we expect to see expenses further decrease.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the University Group and Corporate was $105.9 million for the current year as compared to $89.3 million in the prior year, driven by the increase in revenue, efficiencies in advertising expenses and improvements in bad debt expenses. Adjusted operating loss for the All Other Campuses segment increased to $39.0 million for the current year as compared to an adjusted operating loss of $29.8 million in the prior year as a result of the deleveraging of expenses as we neared the end of teach-out completion.

Adjusted operating income (loss) for the years ended December 31, 2017 and 2016 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL
	For the Year Ended December 31,
Adjusted Operating Income (Loss)	2017	2016
University Group and Corporate:
Operating income (1) (2)	$95,536	$44,717
Depreciation and amortization (2)	10,326	11,164
Asset impairments (2)	-	237
Unused space charges (2) (3)	(7)	1,134
Significant legal settlements (2)	-	32,000
Adjusted Operating Income-- University Group and Corporate	$105,855	$89,252

All Other Campuses:
Operating loss (1) (4)	$(61,400)	$(77,061)
Depreciation and amortization (4)	3,664	11,583
Asset impairments (4)	-	927
Unused space charges (3) (4)	12,174	34,719
Significant legal settlements (4)	6,543	-
Adjusted Operating Loss -- All Other Campuses	$(39,019)	$(29,832)

___________________________

(1)     Operating income for the University Group and Corporate and operating loss for All Other Campuses make up the components of operating income (loss). A reconciliation of these components for the years ended December 31, 2017 and December 31, 2016 is presented below:

	For the Year Ended December 31,
	2017	2016
Operating income for University Group and Corporate	$95,536	$44,717
Operating loss for All Other Campuses	(61,400)	(77,061)
Operating income (loss)	$34,136	$(32,344)

(2)     Amounts relate to the University Group and Corporate.

(3)     Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exiting leased space as the Company continues to right-size the organization and therefore are not considered representative of ongoing operations.

(4)     Amounts relate to All Other Campuses.

Outlook

As we look to 2018, our priorities remain the same. We are focused on continuing to execute against our objective of sustainable and responsible growth. We plan to continue to make responsible growth investments in our Universities that we believe will ultimately benefit our students. As a result, consistent with our objective of sustainable and responsible growth, we are providing an outlook for adjusted operating income and ending cash balances for 2018 and 2019, as well as an enrollment outlook for the first quarter of 2018, subject to the key assumptions identified below.

Financial Outlook

	ACTUAL	OUTLOOK	ACTUAL	OUTLOOK
	For the Quarter Ended March 31,		For the Year Ended December 31,
	2017	2018	2017	2018
Total Company:
Operating income	$9.8M	$20M - $22M	$34.1M	$84M - $91M
Depreciation and amortization	3.9M	~2	14.0M	~10
Asset impairments	-	-	-	-
Unused space charges	2.1M	-	12.2M	~5
Significant legal settlements	-	-	6.5M	-
Adjusted Operating Income - Total Company	$15.8M	$22M - $24M	$66.8M	$99M - $106M

University Group and Corporate:
Operating income	$23.1M	$24M - $25M	$95.5M	$100M - $105M
Depreciation and amortization	2.6M	~2	10.4M	~10
Asset impairments	-	-	-	-
Unused space charges	-	-	-	-
Significant legal settlements	-	-	-	-
Adjusted Operating Income - University Group and Corporate	$25.7M	$26M - $27M	$105.9M	$110M - $115M

All Other Campuses:
Operating loss	($13.3M)	($3M) - ($4M)	($61.4M)	($14M) - ($16M)
Depreciation and amortization	1.4M	-	3.7M	-
Asset impairments	-	-	-	-
Unused space charges	2.1M	-	12.2M	~5
Significant legal settlements	-	-	6.5M	-
Adjusted Operating Loss - All Other Campuses	($9.8M)	($3M) - ($4M)	($39.0M)	($9M) - ($11M)

•	We expect cash, cash equivalents, restricted cash and short-term investments to be between $220 million and $225 million as of December 31, 2018 and to increase in 2019.
•	We expect adjusted operating income for the total company to grow in 2019 as compared to 2018.

University Group Enrollment Outlook

CTU

•	New student enrollments for the first quarter of 2018 are expected to increase as compared to the prior year quarter.

AIU:

•	The academic calendar redesign has caused significant variability in quarterly new enrollment trends due to the varying number of enrollment days in any given quarter.
•	As a result, we expect new student enrollments to decrease approximately 40% in the first quarter of 2018 as compared to the prior year quarter.
•

However, we expect this decrease to be more than offset by growth in new student enrollments in the second and third quarters of 2018, such that on a rolling three quarter basis we expect new student enrollments to reflect growth.

Forward looking adjusted operating income (loss) expectations are presented in the reconciliation of GAAP to non-GAAP items above. Operating income (loss), which is the most directly comparable GAAP measure to adjusted operating income (loss), may not follow the same trends as discussed in our outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as depreciation, amortization, asset impairment charges and significant legal settlements. The expectations provided in the paragraph above and table above for 2018 and 2019 are based on the following key assumptions and factors, among others: (i) prospective student interest in our programs continues to trend in line with recent experiences, (ii) initiatives and investments in student-serving processes and operations continue to positively impact enrollments trends within the University Group, (iii) achievement of anticipated recovery rates for our real estate obligations and timing of any associated lease termination payments in line with our current expectations, (iv) no material changes in the current legal or regulatory environment and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time and any impact of new or proposed regulations, including the “borrower defense to repayment” and gainful employment regulations and any modifications thereto, and (v) no material changes in the estimated amount of compensation expense that could be impacted by changes in the Company’s stock price. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

2017 was another year of execution and operational improvement in which we met and exceeded our operational and financial targets. We have made significant progress since we began our teach-out strategy in 2015 and have taught out or sold 43 campuses since the beginning of 2015. We have also made significant progress in reducing our total company operating losses from operating losses of $139.3 million in 2014 to an outlook of operating profit of $84 million to $91 million for the year ending December 31, 2018. We will continue to focus on our objective of sustainable and responsible growth in 2018 by investing in our student support operations, which we believe positively impact student experiences, retention and academic outcomes. We will continue to take a measured approach to balance our objectives of effective and efficient student services with our financial and operating commitments. We remain focused on improving the strength of our University Group and we remain confident in the long term potential and academic value proposition of both Universities.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the Year Ended December 31,
	2017	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
TOTAL REVENUE	$596,435		$704,392		$847,273
OPERATING EXPENSES
Educational services and facilities (1)	143,344	24.0%	235,100	33.4%	289,777	34.2%
General and administrative (2):
Advertising	136,111	22.8%	154,949	22.0%	220,518	26.0%
Admissions	86,377	14.5%	84,397	12.0%	107,854	12.7%
Administrative	154,906	26.0%	206,330	29.3%	213,627	25.2%
Bad debt	27,571	4.6%	32,049	4.5%	22,212	2.6%
Total general and administrative expense	404,965	67.9%	477,725	67.8%	564,211	66.6%
Depreciation and amortization	13,990	2.3%	22,747	3.2%	24,938	2.9%
Asset impairment	-	0.0%	1,164	0.2%	60,515	7.1%
OPERATING INCOME (LOSS)	34,136	5.7%	(32,344)	-4.6%	(92,168)	-10.9%
PRETAX INCOME (LOSS)	36,250	6.1%	(31,366)	-4.5%	(94,438)	-11.1%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	67,125	11.3%	(16,550)	-2.3%	(147,454)	-17.4%
Effective tax rate	185.2%		-52.8%		-156.1%
(LOSS) INCOME FROM CONTINUING OPERATIONS	(30,875)	-5.2%	(14,816)	-2.1%	53,016	6.3%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,022)	-0.2%	(3,896)	-0.6%	(1,131)	-0.1%
NET (LOSS) INCOME	$(31,897)	-5.3%	$(18,712)	-2.7%	$51,885	6.1%

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

Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Revenue

Current year revenue decreased 15.3% or $108.0 million driven by an overall 4.9% decline in total student enrollment. Excluding All Other Campuses, which no longer enroll new students as they teach out each campus, revenue for our ongoing operations increased approximately 1.3% or $7.2 million driven by various operating initiatives that contributed to the increase of 7.1% and 3.3% in new and total student enrollments, respectively, for the University Group. The increase in new and total student enrollments is primarily driven by improvements in student retention as well as investments in the admission and advising centers in Arizona, which became operational during 2017.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2017	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
Educational services and facilities:
Academics & student related	$95,818	16.1%	$132,625	18.8%	$185,404	21.9%
Occupancy	47,526	8.0%	102,475	14.5%	104,373	12.3%
Total educational services and facilities	$143,344	24.0%	$235,100	33.4%	$289,777	34.2%

The decrease in educational services and facilities expense as compared to the prior year was primarily driven by a decrease within occupancy expense as a result of the exit or subleases of facilities as campuses complete their teach-out. As campuses cease operations, a charge is recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. The current year also benefitted from lower academics and student related costs within our teach-out campuses as a result of the campus closures, partially offset with increases within the University Group to support the growing total enrollment.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2017	% of Total Revenue	2016	% of Total Revenue	2015	% of Total Revenue
General and administrative:
Advertising	$136,111	22.8%	$154,949	22.0%	$220,518	26.0%
Admissions	86,377	14.5%	84,397	12.0%	107,854	12.7%
Administrative	154,906	26.0%	206,330	29.3%	213,627	25.2%
Bad Debt	27,571	4.6%	32,049	4.5%	22,212	2.6%
Total general and administrative expense	$404,965	67.9%	$477,725	67.8%	$564,211	66.6%

General and administrative expenses have decreased as compared to the prior year primarily due to decreases within administrative, advertising and bad debt expenses. Administrative expense was lower as compared to the prior year primarily due to $32.0 million of legal settlements recorded in the prior year as compared to $6.5 million in the current year as well as expense reductions associated with the teach-out of campuses. The lower advertising expense was substantially related to decreased expenses within our University Group related to efficiencies developed within certain marketing channels that optimized our processes related to receiving prospective student inquiries. Admissions costs have increased slightly in salary and related expenses due to an increase in the University Group’s admissions expenses to enhance student onboarding and investments in new admissions and advising centers in Arizona partially offset with reductions related to our teach-out campuses.

Bad debt expense incurred by each of our segments during the years ended December 31, 2017, 2016 and 2015 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2017	As a % of Segment Revenue	2016	As a % of Segment Revenue	2015	As a % of Segment Revenue
Bad debt expense by segment:
CTU	$19,728	5.3%	$22,233	6.0%	$13,697	3.9%
AIU	8,267	4.2%	7,705	4.0%	5,186	2.6%
Total University Group	27,995	4.9%	29,938	5.3%	18,883	3.4%
Corporate and Other	(415)	NM	(422)	NM	(686)	NM
Subtotal	27,580	4.8%	29,516	5.2%	18,197	3.3%
All Other Campuses	(9)	0.0%	2,533	1.8%	4,015	1.4%
Total bad debt expense	$27,571	4.6%	$32,049	4.5%	$22,212	2.6%

The decrease in bad debt expense was driven by decreases related to our teach-out campuses as our total student enrollment continues to decrease within those campuses as they wind-down their teach-out operations. Additionally, CTU’s decrease was driven by improvements in collections as well as increased efforts to assist students with completing their funding packages at the beginning of their academic year. AIU’s bad debt expense increased slightly and they continue to focus on implementation of improvement to processes related to collection efforts and completion of funding packages for students.

Operating Income

Operating income for the current year improved by $66.5 million or 205.5% as compared to the prior year. Decreases within operating expenses, primarily due to the teach-out of campuses, initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions instituted across the organization have contributed to improvement in operating margins. Additionally, the prior year included legal settlement charges of $32.0 million as compared to $6.5 million in the current year.

Provision for (Benefit from) Income Taxes

For the year ended December 31, 2017, we recorded a tax provision of $67.1 million which includes a $52.7 million expense for revaluation of net deferred tax assets and net state unrecognized tax positions as a result of enactment of the December 2017 comprehensive tax legislation known as the Tax Cuts and Jobs Act (“TCJA”), a $1.1 million unfavorable adjustment associated with the adoption of ASU 2016-09 and a $1.7 million net benefit associated with the result of an Illinois income tax audit. The effective tax rate for the year ended December 31, 2017 increased by 145.3% as a result of TCJA. Effective January 1, 2018, the corporate federal income tax rate will be reduced to 21% as compared to 35% in the prior year. We expect this to reduce our effective tax rate beginning in 2018 but the lower corporate federal income tax rate will not result in a significant cash-savings impact due to the expected utilization of our remaining net operating loss carryforward balances which will reduce future taxable income. See Note 12 “Income Taxes” for further information. For the year ended December 31, 2016, we recorded a tax benefit of $16.6 million which included a $3.7 million benefit for a worthless stock deduction and a $2.1 million favorable tax adjustment related to the closure of a federal income tax audit.

Loss from Discontinued Operations

The results of operations for campuses that were taught out or sold prior to 2015 are presented within discontinued operations. During 2017, we completed the teach-out of 23 campuses. These campuses do not meet the criteria to be reported as discontinued operations and as such they continue to be reported as part of All Other Campuses within continuing operations. The current year loss from discontinued operations decreased by $2.9 million primarily related to lower occupancy costs as we continue to exit or sublease real estate associated with discontinued operations.

Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Revenue

Revenue for 2016 decreased 16.9% or $142.9 million driven by an overall 15.3% decline in total student enrollment. Excluding the All Other Campuses segment, which no longer enroll new students as they teach out each campus, revenue for our ongoing operations increased approximately 2.2% or $12.3 million primarily driven by an increase of 5.3% in total student enrollments for the University Group. The increase in total student enrollments for the University Group in 2016 was primarily driven by investments in student facing services such as financial aid and advising which positively impacted student retention within our University Group.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense for 2016 as compared to 2015 was primarily driven by lower academic costs within our teach-out campuses, most notably faculty and bookstore costs, partially offset with a slight increase within CTU due to investments in faculty. The decrease in occupancy expenses was driven by the continued focus to exit or sublease facilities as campuses complete their teach-out. As campuses cease operations, a charge is recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. Additionally, we continued to optimize real estate across our ongoing operations to right-size our facilities with student enrollment levels.

General and Administrative Expense

General and administrative expenses decreased for 2016 as compared to 2015 primarily due to decreases within advertising, admissions and administrative expenses. The lower advertising expense was substantially related to elimination of advertising on teach-out brands as a result of campus closures as well as decreased expense within our University Group related to efficiencies developed within certain marketing channels. Admissions costs for 2016 decreased primarily in salary and related expenses due to the All Other Campuses segment no longer enrolling new students, offset with an increase in the University Group’s admissions expenses to enhance student onboarding. Administrative expense was lower for 2016 as compared to 2015 primarily due to reductions associated with the teach-out of campuses partially offset with legal settlements of $32.0 million.

Bad debt expense increased for 2016 as compared to 2015 driven by an increase in reserve rates due to changes in historical performance as well as an increase in reserve rates related to students who were experiencing a greater time lag while completing the financial aid application process due to increased verification procedures implemented by the Department.

Asset Impairment

During 2016, we recorded approximately $1.2 million of long-lived asset impairment charges, of which $0.9 million were primarily related to the All Other Campuses segment to record asset impairment upon early vacating of space. 2015 included $60.5 million of long-lived asset and trade name impairments primarily recorded within the All Other Campuses segment upon announcement of teach-out. See Note 6 “Property and Equipment” and Note 8 “Goodwill and Other Intangible Assets” to our consolidated financial statements for additional information.

Operating Loss

The operating loss reported for 2016 improved by $59.8 million or 64.9% as compared to 2015. Decreases within operating expenses, primarily due to the teach-out of campuses, initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions instituted across the organization within academics, advertising and admissions contributed to improvement in operating margins. The reductions in expenses were partially offset with $32.0 million of legal settlement charges. 2015 included asset impairment charges of $60.5 million related to trade name and fixed asset impairments within our All Other Campuses segment as a result of the strategic decision to teach-out all of our former Career Schools.

(Benefit from) Provision for Income Taxes

For the year ended December 31, 2016, we recorded a tax benefit of $16.6 million which included a $3.7 million benefit for a worthless stock deduction and a $2.1 million favorable tax adjustment related to the closure of a federal income tax audit, both of which decreased the effective tax rate by 11.9% and 6.7%, respectively. For the year ended December 31, 2015, we recorded a tax benefit of $147.5 million, primarily related to the reversal of $109.8 million related to a valuation allowance previously recorded against our deferred tax asset balances. An analysis was conducted during the fourth quarter of 2015 related to the realizability of the deferred tax assets and it was determined that it was more likely than not that these assets would be realized and therefore the valuation allowance recorded against those assets considered realizable was released.

Loss from Discontinued Operations

          The results of operations for campuses that have been taught out or sold prior to 2015 are presented within discontinued operations. During 2016, we completed the teach-out of 13 campuses. These campuses did not meet the criteria to be reported as discontinued operations and as such they continued to be reported as part of the All Other Campuses segment within continuing operations. Loss from discontinued operations for 2016 increased by $2.8 million primarily related to occupancy costs for leases that continued to exist for closed campuses.

SEGMENT RESULTS OF OPERATIONS

Management assesses results of operations for ongoing operations separately from the All Other Campuses segment. As a result, management’s long-term operational strategies and initiatives are primarily focused on the University Group.

The following tables present segment results for the reported periods (dollars in thousands).

	For the Year Ended December 31,
	2017	2016	2015	2017 vs 2016 % Change	2016 vs 2015 % Change
REVENUE:
CTU	$371,325	$369,319	$348,215	0.5%	6.1%
AIU	198,251	193,032	201,649	2.7%	-4.3%
Total University Group	569,576	562,351	549,864	1.3%	2.3%
Corporate and Other	-	-	157	NM	NM
Subtotal	569,576	562,351	550,021	1.3%	2.2%
All Other Campuses	26,859	142,041	297,252	-81.1%	-52.2%
Total	$596,435	$704,392	$847,273	-15.3%	-16.9%

OPERATING INCOME (LOSS):
CTU	$109,202	$99,412	$87,496	9.8%	13.6%
AIU (1)	8,401	(29,598)	5,520	128.4%	-636.2%
Total University Group	117,603	69,814	93,016	68.5%	-24.9%
Corporate and Other	(22,067)	(25,097)	(27,267)	12.1%	8.0%
Subtotal	95,536	44,717	65,749	113.6%	-32.0%
All Other Campuses	(61,400)	(77,061)	(157,917)	20.3%	51.2%
Total	$34,136	$(32,344)	$(92,168)	205.5%	64.9%

OPERATING INCOME (LOSS) MARGIN:
CTU	29.4%	26.9%	25.1%
AIU (1)	4.2%	-15.3%	2.7%
Total University Group	20.6%	12.4%	16.9%
Corporate and Other	NM	NM	NM
Subtotal	16.8%	8.0%	12.0%
All Other Campuses	-228.6%	-54.3%	-53.1%
Total	5.7%	-4.6%	-10.9%

______________________

(1)	2016 includes legal settlements of $32.0 million.

	As of December 31,
				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
TOTAL STUDENT ENROLLMENTS:
CTU	22,100	21,900	21,300	0.9%	2.8%
AIU	12,600	11,700	10,600	7.7%	10.4%
Total University Group	34,700	33,600	31,900	3.3%	5.3%
All Other Campuses	100	3,000	11,300	-96.7%	-73.5%
Total	34,800	36,600	43,200	-4.9%	-15.3%

	For the Year Ended December 31,
				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
NEW STUDENT ENROLLMENTS:
CTU (1)	22,110	20,770	21,890	6.5%	-5.1%
AIU (1)	15,790	14,350	13,400	10.0%	7.1%
Total University Group (1)	37,900	35,120	35,290	7.9%	-0.5%
All Other Campuses (2)	-	1,080	10,730	-100.0%	-89.9%
Total	37,900	36,200	46,020	4.7%	-21.3%

(1)

For the first half of 2017, new student enrollments were positively impacted by a change to how the Company records certain cancelled students. Excluding the impact of this change new student enrollments would have increased 6.2% for CTU, increased 8.3% for AIU and increased 7.1% for the University Group for the year ended December 31, 2017 as compared to the prior year.

(2)	Teach-out campuses within the All Other Campuses segment no longer enroll new students upon teach out effective date. Students who re-enter after 365 days are reported as new student enrollments.

Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

University Group. Current year revenue increased approximately $7.2 million or 1.3% driven by various operating initiatives, including the AIU academic calendar redesign, which contributed to the improvement in both new and total student enrollments. CTU revenue increased $2.0 million or 0.5% while total enrollments increased 0.9%, and AIU revenue increased $5.2 million or 2.7% while total enrollments increased 7.7%. AIU will continue to experience quarterly variability in new student enrollments due to the academic calendar redesign which began in 2017. Additionally, new and total student enrollments within both AIU and CTU improved compared to 2016 primarily driven by our student initiatives and investments, including our admissions and advising centers in Arizona, as well as enhanced onboarding and orientation processes that we believe positively benefit student retention.

Current year operating income for CTU increased $9.8 million or 9.8% as compared to the prior year. The increase in revenue as well as improved efficiencies in advertising costs and improvements in bad debt drove operating margin to improve by 2.5% for the CTU segment.

Current year operating income for AIU increased $38.0 million or 128.4% as compared to the prior year. This increase was primarily driven by the prior year legal settlements of $32.0 million as well as the increase in revenue.

Advertising expenses within both University segments decreased 12.0% or $18.6 million for the current year as compared to the prior year due to efficiencies across various marketing channels while maintaining the level of student inquiries.

All Other Campuses. This segment includes our LCB campuses (formerly the Culinary Arts segment) which were announced for teach-out during December 2015 as well as our non-LCB campuses (formerly the Transitional Group segment) that are currently being taught out or have completed their teach-outs.

The decline in revenue as compared to 2016 is primarily a result of the decrease in total student enrollments as campuses complete their closures. The operating loss improved by $15.7 million or 20.3% for the current year as compared to the prior year primarily due to overall decreases in general and administrative costs as campuses cease operations.

As of December 31, 2017, the Company had completed the teach-outs of all LCB campuses and has seven remaining non-LCB campuses which are scheduled to complete their teach-outs during 2018. We expect revenue and operating expenses to continue to decline compared to prior periods as campuses wind down their operations through 2018.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss improved by $3.0 million as compared to the prior year. The decrease in cost for the current year is primarily driven by reduced staff and other expenses.

Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

University Group. Revenue for 2016 increased approximately $12.5 million or 2.3% driven by CTU. CTU revenue for 2016 was positively impacted by an increase in total student enrollment as compared to 2015 primarily due to increased student retention. AIU revenue for 2016 decreased $8.6 million or 4.3% as a result of the lower total student enrollment during the first half of 2016. AIU total student enrollments for the year, however, improved as compared to 2015 due to optimization of the admissions model as well as an enhanced onboarding and orientation process.

CTU operating income for 2016 increased $11.9 million or 13.6% as compared to 2015. The increase in revenue for 2016 was partially offset with an increase in bad debt expense.

AIU operating loss for 2016 was $29.6 million as compared to operating income of $5.5 million in 2015. The decrease in operating income was primarily driven by $32.0 million of legal settlements as well as decreases in revenue during 2016.

Advertising expenses within the University Group decreased 5.9% or $9.8 million for 2016 as compared to 2015 due to efficiencies across various marketing channels while maintaining the level of student inquiries.

All Other Campuses. The 2016 decline in revenue as compared to 2015 resulted from the continued teach out of campuses. We expect revenue to continue to decline as campuses wind down their operations through 2018.

The operating loss improved by $80.9 million or 51.2% for 2016 as compared to 2015 primarily due to decreases in advertising and impairment charges, partially offset with additional occupancy costs as a result of lease obligations recorded for vacated space and for early termination agreements signed following campus closure during 2016. The 2015 asset impairment charges of $60.0 million relate to long-lived asset and trade name impairment charges.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss improved by $2.2 million in 2016 as compared to 2015. The decrease in cost for 2016 is primarily driven by reduced legal and insurance costs.

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

Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. A majority of our institutions bill students a single charge that covers tuition and required program materials, such as textbooks and supplies, which we treat as a single accounting unit. Generally, we bill student tuition, including those treated as a single accounting unit, at the beginning of each academic period, and recognize the tuition as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition earnings method is determined by the type of program a student is enrolled in. Typically, our institutions earn tuition over each academic term. Certain institutions charge fees, such as technology fees and laboratory fees, for certain terms and/or programs. These fees are earned over the applicable term. The portion of tuition and fee payments received from students but not yet earned is recorded as deferred tuition revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period.

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

Revenue recognition includes assumptions and judgments regarding the method of revenue recognition across academic terms or program periods and assessment of collectability. These assumptions and judgments are based upon our interpretation of accounting guidance and historical experience. Although management believes these assumptions and judgments to be reasonable, actual amounts may differ if historical experience is not reflective of future results.

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

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2017 would have resulted in a change in pretax income from continuing operations of $0.4 million during the year then ended.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Our reporting units that have goodwill balances remaining as of December 31, 2017 include AIU and CTU. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies. If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill.

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

We did not record any goodwill impairment charges during the year ended December 31, 2017. The reporting units with remaining goodwill as of December 31, 2017 are AIU and CTU which together had $87.4 million of goodwill remaining. As of our annual testing date of October 1, 2017, the fair values of our AIU and CTU reporting units exceeded their carrying values by $15.1 million and $536.9 million (fair value as a percentage of carrying value for these reporting units of 129% and 1054%), respectively, and thus did not indicate a risk of goodwill impairment based on current projections and valuations.

See Note 8 “Goodwill and Other Intangible Assets” to our consolidated financial statements for further discussion.

Impairment of Long-Lived Assets

We review property and equipment and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related assets. The impairment loss would reduce the carrying value of the assets to their estimated fair value.

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

Income Taxes

We are subject to the income tax laws of the U.S. and various state and local jurisdictions. These tax laws are complex and subject to interpretation. As a result, significant judgments and interpretations are required in determining our income tax provisions (benefits) and evaluating our uncertain tax positions.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2017, cash, cash equivalents, restricted cash and available-for-sale short-term investments totaled $180.1 million. Restricted cash and investment balances as of December 31, 2017 approximate $5.9 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. The recent losses from our All Other Campuses segment and associated lease payments for vacated spaces have driven a net cash usage in recent years as well as payment of a legal settlement during the current year. However, as we execute on our transformation strategy and complete the wind-down of our teach-out campuses, we expect our cash usage to moderate and to begin generating cash in 2018. We expect to end 2018 with cash, cash equivalents, restricted cash and available-for-sale short-term investments, net of borrowings, in the range of $220 million to $225 million. These expectations are based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2017, net cash flows used in operating activities totaled $21.8 million compared to net cash provided by operating activities of $6.5 million for the year ended December 31, 2016. The increase in cash usage from operations as compared to the prior year is primarily driven by $32.0 million of payments for legal settlements during the first quarter of 2017 as well as increased payments for exit of leased facilities and incentive-based compensation expenses as compared to the prior year.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2017, 2016 and 2015, approximately 78%, 76% and 77%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation.”

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the years ended December 31, 2017 and 2016, net cash flows used in investing activities totaled $11.6 million and $34.4 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $5.3 million and $33.8 million, respectively, during the years ended December 31, 2017 and 2016.

Capital Expenditures. Capital expenditures increased to $6.3 million for the year ended December 31, 2017 as compared to $4.1 million for the year ended December 31, 2016. Capital expenditures represented approximately 1% of total revenue during the years ended December 31, 2017 and 2016.

Financing Cash Flows

During the years ended December 31, 2017, net cash flows provided by financing activities totaled $1.5 million compared to net cash flows used in financing activities of $37.8 million for the year ended December 31, 2016.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $1.2 million for the year ended December 31, 2017 and $0.6 million for the year ended December 31, 2016. Beginning in 2017, the Company accounts for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares related to stock settlements as a financing activity. This change was a result of updated guidance issued by the Financial Accounting Standards Board (“FASB”) under Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718). Prior period amounts were recast to cash flows from financing activities from cash flows from operating activities to be comparable to current year reporting.

Credit Agreement. On December 11, 2015, we entered into a $95.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018 and amended our previous credit agreement entered into on October 31, 2014. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. During the first quarter of 2016, we repaid the $38.0 million which was borrowed under the revolving credit facility under the Credit Agreement during 2015. As of December 31, 2017, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement. See Note 10 “Credit Agreement” to our consolidated financial statements for additional information.

Contractual Obligations

As of December 31, 2017, future minimum cash payments due under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2018	2019	2020	2021	2022 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$13,391	$13,750	$11,131	$7,792	$13,443	$59,507
Teach-out campuses and discontinued operations (3)	25,852	11,412	6,555	2,954	199	46,972
Total gross operating lease obligations	$39,243	$25,162	$17,686	$10,746	$13,642	$106,479

Sublease income (4)
Ongoing operations (2)	$259	$257	$107	$-	$-	$623
Teach-out campuses and discontinued operations (3)	5,669	3,883	2,530	784	-	12,866
Total sublease income	$5,928	$4,140	$2,637	$784	$-	$13,489

Net operating lease obligations
Ongoing operations (2)	$13,132	$13,493	$11,024	$7,792	$13,443	$58,884
Teach-out campuses and discontinued operations (3)	20,183	7,529	4,025	2,170	199	34,106
Total net contractual lease obligations	$33,315	$21,022	$15,049	$9,962	$13,642	$92,990

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include University Group and Corporate.
(3)	Amounts relate to campuses announced for teach-out which include our All Other Campuses segment.
(4)	Amounts provided are for executed sublease arrangements.

Operating Lease Obligations. We lease most of our administrative and educational facilities and equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from one to ten years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancelable operating leases for continuing operations and discontinued operations.

Off-Balance Sheet Arrangements. As of December 31, 2017, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2017 compared to December 31, 2016

Selected consolidated balance sheet account changes from December 31, 2016 to December 31, 2017 were as follows (dollars in thousands):

	As of December 31,
	2017	2016	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$180,147	$207,160	-13%
NON-CURRENT ASSETS:
Deferred tax assets	98,084	158,272	-38%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	32,910	41,203	-20%
Accrued expenses - other	31,233	69,244	-55%
NON-CURRENT LIABILITIES:
Deferred rent	15,277	30,713	-50%

           Total cash and cash equivalents, restricted cash and short-term investments: The decrease is primarily driven by the $32.0 million of payments related to legal settlements during the current year.

Deferred tax assets: The decrease is primarily driven by the reduction in the U.S. corporate tax rate from 35% to 21% as a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017.

Accrued expenses - payroll and related benefits: The decrease is primarily driven by the reduction of severance accruals during the current year, as payments were made upon employee exit dates.

           Accrued expenses – other: The decrease is driven primarily by the payments of legal settlements during the current year.

           Deferred Rent: The decrease is driven by the continued exit of leased space as campuses complete their teach-out and the continued optimization of real estate leases through consolidation of space.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” to our consolidated financial statements for a discussion of recent accounting pronouncements that may affect us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk. We had no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available for sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we utilize asset managers who conduct initial and ongoing credit analysis on our investment portfolio and ensure that all investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty.

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of December 31, 2017, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of December 31, 2017 and 2016. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency exposure is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 69 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors:

Executive Officers:	Board of Directors:

Todd S. Nelson	Thomas B. Lally - Chairman of the Board
President and Chief Executive Officer	Former President of Heller Equity Capital Corporation

Ashish R. Ghia	Dennis H. Chookaszian
Vice President and Interim Chief Financial Officer	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Jeffrey D. Ayers	Kenda B. Gonzales
Senior Vice President, General Counsel and Corporate Secretary	Former Chief Financial Officer of Harrison Properties, LLC.

David C. Czeszewski	Patrick W. Gross
Senior Vice President and Chief Information Officer	Chairman of the Lovell Group

Andrew H. Hurst	William D. Hansen
Senior Vice President - Colorado Technical University	Chief Executive Officer and President of Strada Education Network

John R. Kline	Gregory L. Jackson
Senior Vice President - American InterContinental University	Private Investor

Michele A. Peppers	Todd S. Nelson
Vice President and Chief Accounting Officer	President and Chief Executive Officer

Leslie T. Thornton
Vice President and General Counsel of WGL Holdings, Inc.

Richard D. Wang
Managing Member of Tenzing Global Investors LLC

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2017, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,868,053	(1)	$9.86	3,977,556	(2)
Total	2,868,053		$9.86	3,977,556

(1)

Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan, 2008 Incentive Compensation Plan (the “2008 Plan”) and 2016 Incentive Compensation Plan (the “2016 Plan”).

(2)

Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 0.4 million shares underlying restricted stock units outstanding as of December 31, 2017, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2017. Additionally, there were 1.3 million shares underlying restricted and deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above. Cash-settled awards are not included in, and do not affect, shares remaining available for future issuances under the 2016 Plan.

See Note 13 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The financial statements listed in the Index to Financial Statements on page 67 are filed as part of this Annual Report.

2.	Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page 67 is filed as part of this Annual Report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 62 - 65 are filed as part of this Annual Report.

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Incorporated by Reference to:

3.1	Restated Certificate of Incorporation of Career Education Corporation and Amendment thereto (originally incorporated on January 5, 1994)	Exhibit 3.1 to our Form 10-Q for the period ended June 30, 2012

3.2	Sixth Amended and Restated By-laws of Career Education Corporation (as amended as of October 24, 2013)	Exhibit 3.2 to our Form 10-Q for the period ended September 30, 2013

4.1	Form of specimen stock certificate representing Common Stock	Exhibit 4.1 to our Form S-1/A filed January 2, 1998

4.2

Amended and Restated Credit Agreement dated as of December 30, 2013 among Career Education Corporation, CEC Educational Services, LLC, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and BMO Harris Bank N.A., as administrative agent and letter of credit issuer (“Credit Agreement”)

Exhibit 99.1 to our Form 8-K filed January 2, 2014

4.3	First Amendment to Credit Agreement dated as of October 31, 2014	Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2014

4.4	Second Amendment to Credit Agreement dated as of January 30, 2015	Exhibit 4.4 to our Form 10-K for the year ended December 31, 2014

4.5	Third Amendment to Credit Agreement dated as of June 25, 2015	Exhibit 4.1 to our Form 10-Q for the period ended June 30, 2015

4.6	Fourth Amendment to Credit Agreement dated as of December 11, 2015	Exhibit 99.1 to our Form 8-K filed on December 16, 2015

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Career Education Corporation 2016 Incentive Compensation Plan ("2016 Plan")	Appendix A to our Definite Proxy Statement on Schedule 14A filed April 8, 2016

*10.4	2017 Annual Incentive Award Program for Key Executives pursuant to the 2016 Plan	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2017

*10.5	2017 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2017

*10.6	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.7	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on February 27, 2009

*10.8	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.9

Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: Dennis H. Chookaszian, Patrick W. Gross, Thomas B. Lally and Leslie T. Thornton

Exhibit 10.1 to our Form 8-K filed on February 20, 2009

*10.10	Form of Option Extension Agreement dated February 20, 2009 between the Company and Gregory L. Jackson	Exhibit 10.3 to our Form 8-K filed on February 20, 2009

*10.11	Form of Option and Restricted Stock Amendment Agreements dated February 20, 2009 between the Company and its Section 16 reporting officers at that time	Exhibit 10.4 to our Form 8-K filed on February 20, 2009

*10.12	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.13	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.14	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.15	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed May 27, 2016

*10.16	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.17	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed May 27, 2016

*10.18	Form of Restricted Stock Agreement under the 2008 Plan	Exhibit 10.4 to our Form 8-K filed on February 27, 2009

*10.19	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.20	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.3 to our Form 8-K filed on March 10, 2014

*10.21	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards commencing in 2014)	Exhibit 10.1 to our Form 8-K filed on March 19, 2014

*10.22	Form of 2016 Employee Restricted Stock Unit Ownership Equity Award Agreement under the 2008 Plan (Performance-Based)	Exhibit 10.1 to our Form 8-K filed on March 18, 2016

*10.23	Form of Employee Restricted Stock Unit Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.24	Form of Employee Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.25	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.4 to our Form 8-K filed on March 10, 2014

*10.26	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards in March 2016)	Exhibit 10.1 to our Form 8-K filed on March 7, 2016

*10.27	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.28	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.29	Form of Cash-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.2 to our Form 8-K filed on July 31, 2015

*10.30	Form of Stock-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.4 to our Form 8-K filed on July 31, 2015

*10.31	Form of Non-Qualified Stock Option Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.5 to our Form 8-K filed on July 31, 2015

*10.32	Restricted Stock Unit Agreement under the 2008 Plan dated June 12, 2015 between Career Education Corporation and Andrew Hurst	Exhibit 10.38 to our Form 10-K for the year ended December 31, 2015

*10.33	Form of 2015 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on March 6, 2015

*10.34	Form of 2016 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 7, 2016

*10.35	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.36	Form of Performance Unit Agreement between the Company and Todd Nelson pursuant to the 2008 Plan (used in 2015)	Exhibit 10.6 to our Form 8-K filed on July 31, 2015

*10.37	Letter Agreement between Career Education Corporation and Andrew Hurst dated March 7, 2014	Exhibit 10.47 to our Form 10-K for the year ended December 31, 2015

*10.38	Retention Letter Agreement between Career Education Corporation and Andrew Hurst dated June 15, 2015	Exhibit 10.48 to our Form 10-K for the year ended December 31, 2015

*10.39	Letter Agreement between Career Education Corporation and John Kline dated October 12, 2015	Exhibit 10.49 to our Form 10-K for the year ended December 31, 2015

*10.40	Letter Agreement between Career Education Corporation and Todd Nelson dated July 30, 2015	Exhibit 10.1 to our Form 8-K filed on July 31, 2015

*10.41	Letter Agreement between Career Education Corporation and Andrew J. Cederoth dated March 24, 2016	Exhibit 10.1 to our Form 8-K filed on March 29, 2016

*10.42	Retention Award Agreement between Career Education Corporation and Michele Peppers dated March 27, 2015	Exhibit 10.8 to our Form 10-Q for the period ended March 31, 2015

*10.43	Separation and Release Agreement between the Career Education Corporation and Jeffrey Cooper dated October 10, 2016	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2016

10.44	Agreement, by and among Career Education Corporation, Tenzing Global Management LLC, Tenzing Global Investors LLC, Tenzing Global Investors Fund I LP and Richard Wang, dated March 10, 2015	Exhibit 10.1 to our Form 8-K filed on March 11, 2015

*10.45	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.46	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

*10.47

Settlement Agreement dated February 15, 2017 between Career Education Corporation and American InterContinental University, Inc. and relators Melissa Simms Powell, Angela Hitchens, Joseph P. Plumley, Jr. and Glenn W. Dobson

Exhibit 10.4 to our Form 10-Q for the period ended March 31, 2017

*10.48

Settlement Agreement and Release of All Claims dated February 15, 2017 between Career Education Corporation and American InterContinental University, Inc. and relators Melissa Simms Powell, Angela Hitches, Joseph P. Plumley, Jr. and Glenn W. Dobson (attorney's fees and costs)

Exhibit 10.5 to our Form 10-Q for the period ended March 31, 2017

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Annual Report on Form 10-K for the twelve months ended December 31, 2017, filed with the SEC on February 21, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the twelve months ended December 31, 2017, December 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2017, December 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017, December 31, 2016 and December 31, 2015, and (v) Notes to Consolidated Financial Statements

___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2018.

CAREER EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 21, 2018
Todd S. Nelson

/s/ ASHISH R. GHIA	Vice President and Interim Chief Financial Officer	February 21, 2018
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President and Chief Accounting Officer	February 21, 2018
Michele A. Peppers	(Principal Accounting Officer)

/s/ THOMAS B. LALLY	Chairman of the Board	February 21, 2018
Thomas B. Lally

/s/ DENNIS H. CHOOKASZIAN	Director	February 21, 2018
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 21, 2018
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 21, 2018
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 21, 2018
William D. Hansen

/s/ GREGORY L. JACKSON	Director	February 21, 2018
Gregory L. Jackson

/s/ LESLIE T. THORNTON	Director	February 21, 2018
Leslie T. Thornton

/s/ RICHARD D. WANG	Director	February 21, 2018
Richard D. Wang

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Career Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Career Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Career Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Career Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 21, 2018

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$18,110	$49,507
Restricted cash	789	1,375
Restricted short-term investments	5,070	8,597
Short-term investments	156,178	147,681
Total cash and cash equivalents, restricted cash and short-term investments	180,147	207,160
Student receivables, net of allowance for doubtful accounts of $20,533 and $21,376 as of December 31, 2017 and 2016, respectively	18,875	22,825
Receivables, other, net	1,163	929
Prepaid expenses	7,722	14,446
Inventories	1,112	1,868
Other current assets	1,319	817
Assets of discontinued operations	382	148
Total current assets	210,720	248,193
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $213,825 and $381,415 as of December 31, 2017 and 2016, respectively	33,230	40,512
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 and $800 as of December 31, 2017 and 2016, respectively	7,900	8,500
Student receivables, net of allowance for doubtful accounts of $2,001 and $1,766 as of December 31, 2017 and 2016, respectively	2,548	3,055
Deferred income tax assets, net	98,084	158,272
Other assets	5,673	7,608
Assets of discontinued operations	1,585	6,105
TOTAL ASSETS	$447,096	$559,601
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,515	$10,099
Accrued expenses:
Payroll and related benefits	32,910	41,203
Advertising and marketing costs	9,245	10,253
Income taxes	2,185	1,830
Other	31,233	69,244
Deferred tuition revenue	22,897	28,364
Liabilities of discontinued operations	5,701	8,219
Total current liabilities	112,686	169,212
NON-CURRENT LIABILITIES:
Deferred rent obligations	15,277	30,713
Other liabilities	22,143	31,751
Liabilities of discontinued operations	785	6,422
Total non-current liabilities	38,205	68,886
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 84,279,533 and 83,538,033 shares issued, 69,117,803 and 68,519,005 shares outstanding as of December 31, 2017 and 2016, respectively	843	835
Additional paid-in capital	621,008	613,325
Accumulated other comprehensive loss	(164)	(258)
Accumulated deficit	(108,127)	(76,230)
Cost of 15,161,730 and 15,019,028 shares in treasury as of December 31, 2017 and 2016, respectively	(217,355)	(216,169)
Total stockholders' equity	296,205	321,503
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$447,096	$559,601

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
REVENUE:
Tuition and fees	$593,849	$700,525	$842,062
Other	2,586	3,867	5,211
Total revenue	596,435	704,392	847,273
OPERATING EXPENSES:
Educational services and facilities	143,344	235,100	289,777
General and administrative	404,965	477,725	564,211
Depreciation and amortization	13,990	22,747	24,938
Asset impairment	-	1,164	60,515
Total operating expenses	562,299	736,736	939,441
Operating income (loss)	34,136	(32,344)	(92,168)
OTHER INCOME (EXPENSE):
Interest income	1,900	1,262	794
Interest expense	(451)	(584)	(835)
Loss on sale of business	-	-	(1,793)
Miscellaneous income (expense)	665	300	(436)
Total other income (expense)	2,114	978	(2,270)
PRETAX INCOME (LOSS)	36,250	(31,366)	(94,438)
Provision for (benefit from) income taxes	67,125	(16,550)	(147,454)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(30,875)	(14,816)	53,016
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,022)	(3,896)	(1,131)
NET (LOSS) INCOME	(31,897)	(18,712)	51,885
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	288	(77)	-
Unrealized (losses) gains on investments	(194)	699	(27)
Total other comprehensive income (loss)	94	622	(27)
COMPREHENSIVE (LOSS) INCOME	$(31,803)	$(18,090)	$51,858
NET (LOSS) INCOME PER SHARE - BASIC and DILUTED:
(Loss) income from continuing operations	$(0.45)	$(0.22)	$0.78
Loss from discontinued operations	(0.01)	(0.05)	(0.02)
Net (loss) income per share	$(0.46)	$(0.27)	$0.76
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,949	68,373	67,860
Diluted	68,949	68,373	68,328

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
BALANCE, December 31, 2014	82,337	$823	(14,816)	$(215,165)	$606,531	$(853)	$(109,403)	$281,933
Net income	-	-	-	-	-	-	51,885	51,885
Unrealized loss on investments	-	-	-	-	-	(27)	-	(27)
Total comprehensive income								51,858
Share-based compensation expense:
Stock option plan	-	-	-	-	442	-	-	442
Restricted stock award plan	-	-	-	-	2,385	-	-	2,385
Employee stock purchase plan	-	-	-	-	30	-	-	30
Common stock issued under:
Stock option plan	303	3	-	-	825	-	-	828
Restricted stock award plan	214	2	(82)	(441)	-	-	-	(439)
Employee stock purchase plan	143	2	-	-	571	-	-	573
BALANCE, December 31, 2015	82,997	$830	(14,898)	$(215,606)	$610,784	$(880)	$(57,518)	$337,610
Net loss	-	-	-	-	-	-	(18,712)	(18,712)
Foreign currency translation	-	-	-	-	-	(77)	-	(77)
Unrealized gain on investments	-	-	-	-	-	699	-	699
Total comprehensive loss								(18,090)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,256	-	-	1,256
Restricted stock award plans	-	-	-	-	1,960	-	-	1,960
Employee stock purchase plan	-	-	-	-	21	-	-	21
Common stock issued under:
Stock option plans	90	1	-	-	374	-	-	375
Restricted stock award plans	387	3	(121)	(563)	(3)	-	-	(563)
Employee stock purchase plan	64	1	-	-	397	-	-	398
Tax benefit of stock settlements	-	-	-	-	(1,464)	-	-	(1,464)
BALANCE, December 31, 2016	83,538	$835	(15,019)	$(216,169)	$613,325	$(258)	$(76,230)	$321,503
Net loss	-	-	-	-	-	-	(31,897)	(31,897)
Foreign currency translation	-	-	-	-	-	288	-	288
Unrealized loss on investments	-	-	-	-	-	(194)	-	(194)
Total comprehensive loss								(31,803)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,585	-	-	1,585
Restricted stock award plans	-	-	-	-	3,366	-	-	3,366
Employee stock purchase plan	-	-	-	-	19	-	-	19
Common stock issued under:
Stock option plans	289	3	-	-	2,357	-	-	2,360
Restricted stock award plans	416	4	(143)	(1,186)	(5)	-	-	(1,187)
Employee stock purchase plan	37	1	-	-	361	-	-	362
BALANCE, December 31, 2017	84,280	$843	(15,162)	$(217,355)	$621,008	$(164)	$(108,127)	$296,205

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(31,897)	$(18,712)	$51,885
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Asset impairment	-	1,164	60,515
Depreciation and amortization expense	13,990	22,747	24,938
Bad debt expense	27,436	31,885	21,980
Compensation expense related to share-based awards	4,970	3,237	2,857
Loss on sale of businesses, net	-	-	1,793
(Gain) loss on disposition of property and equipment	-	(438)	663
Deferred income taxes	64,225	(18,087)	(145,807)
Changes in operating assets and liabilities:
Student receivables, gross	5,129	6,925	(1,517)
Allowance for doubtful accounts	(28,075)	(29,033)	(20,960)
Other receivables, net	(257)	1,127	14,311
Inventories, prepaid expenses, and other current assets	8,742	2,783	6,160
Deposits and other non-current assets	1,706	1,634	2,711
Accounts payable	(1,588)	(16,264)	2,539
Accrued expenses and deferred rent obligations	(80,703)	29,254	(30,663)
Deferred tuition revenue	(5,467)	(11,747)	(12,650)
Net cash (used in) provided by operating activities	(21,789)	6,475	(21,245)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(256,243)	(160,590)	(93,360)
Sales of available-for-sale investments	250,928	126,830	100,173
Purchases of property and equipment	(6,332)	(4,129)	(11,695)
Proceeds on the sale of assets	-	3,600	2,272
Payments of cash upon sale of businesses, net of cash divested	-	(62)	(4,013)
Purchase of equity method investment	-	-	(1,368)
Net cash used in investing activities	(11,647)	(34,351)	(7,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,722	773	1,401
Borrowings from credit facility	-	-	38,000
Payments on borrowings	-	(38,000)	(10,000)
Payments of employee tax associated with stock compensation	(1,187)	(563)	(441)
Net cash provided by (used in) financing activities	1,535	(37,790)	28,960
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(82)	(192)	246
NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,983)	(65,858)	(30)
CASH AND CASH EQUIVALENTS, beginning of the year	50,882	116,740	116,770
CASH AND CASH EQUIVALENTS, end of the year	$18,899	$50,882	$116,740
Supplemental Cash Flow Information:
Interest paid	$-	$153	$33
Income taxes paid	$120	$334	$580

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath™ learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Additionally, CEC is in the process of teaching out campuses within our All Other Campuses segment. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date.

A listing of individual campus locations and web links to Career Education’s institutions can be found at www.careered.com.

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

a. Principles of Consolidation and Basis of Financial Statement Presentation

These consolidated financial statements presented herein include the accounts of Career Education Corporation and our wholly-owned subsidiaries (collectively “CEC”). All inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

We currently organize our business across three reporting segments: CTU, AIU (comprises University Group) and All Other Campuses (formerly separately reported as the Culinary Arts and Transitional Group). Campuses included in our All Other Campuses segment are currently being taught out and no longer enroll new students or have completed their teach-out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their program of study.

b. Reclassifications

During the fourth quarter 2017, the Company reorganized its segments related to teach-out campuses and now report all teach-out campuses within the All Other Campuses segment, as part of our continuing operations. Previously, campuses within this segment were recorded and presented under Culinary Arts (comprised of our former Le Cordon Bleu “LCB” institutions) and Transitional Group (comprised of our Sanford-Brown, Briarcliffe and Harrington institutions) segments. During the third quarter of 2017, the Company completed teach-outs of all Culinary Arts campuses and therefore, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Culinary Arts is no longer its own operating segment.

Effective January 2017, the Company accounts for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares related to stock settlements as a financing activity within the statement of cash flows in accordance with the updated guidance issued by the FASB under ASC No. 2016-09, Compensation – Stock Compensation (Topic 718). Prior period amounts were recast to cash flows from financing activities from cash flows from operating activities to be comparable to current year reporting.

Effective January 2017, the Company accounts for cash flows related to changes in restricted cash and restricted cash equivalents within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This change was a result of updated guidance issued by the FASB under ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Prior period amounts are now included in cash and cash equivalents, beginning and end of the period, which were previously presented within cash flows from financing activities for changes in balances, to be comparable to current year reporting.

c. Management’s Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Significant estimates, among others, include the allowance for doubtful accounts, the assumptions surrounding sublease income utilized in determining the fair value of remaining lease obligations, assumptions utilized in calculating income tax related matters including our deferred tax balances and any respective valuation allowance and fair values used in asset impairment evaluations including goodwill, intangible assets and long-lived assets. Although these estimates are based upon management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

d. Concentration of Credit Risk

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2017, 2016 and 2015, approximately 78%, 76% and 77%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

e. Student Receivables and Allowance for Doubtful Accounts

Student receivables represent funds owed to us in exchange for the educational services that we provided to a student. Student receivables are reported net of an allowance for doubtful accounts and net of deferred tuition revenue, as determined on a student-by-student basis as of the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheets. Student receivables which are due to be paid at dates ranging from one to three years from the balance sheet date are reported as non-current assets within our consolidated balance sheets.

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

f. Fair Value of Financial Instruments

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

The fair value for restricted short-term investments and short-term investments reported in our consolidated balance sheets are valued at Level 1 and Level 2 within the fair value hierarchy. Restricted short-term investments are comprised of certificates of deposit to provide securitization of our letters of credit pursuant to our current credit agreement. See Note 4 “Financial Instruments’ for further details.

g. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. A majority of our institutions bill students a single charge that covers tuition and required program materials, such as textbooks and supplies, which we treat as a single accounting unit. Generally, we bill student tuition, including those treated as a single accounting unit, at the beginning of each academic period, and recognize the tuition as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition earnings method is determined by the type of program a student is enrolled in. Typically, our institutions earn tuition over each academic term. Certain institutions charge fees, such as technology fees and laboratory fees, for certain terms and/or programs. These fees are earned over the applicable term. The portion of tuition and fee payments received from students but not yet earned is recorded as deferred tuition revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period.

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

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms or payment periods. Academic terms or payment periods are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by institution and program. Academic terms are determined by start dates, which vary by institution and program. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, institution payment plans, private loans and grants, private and institutional scholarships and cash payments.

Other revenue, which consists primarily of bookstore sales for institutions not using single-charge billing and contract-training revenue, is billed and recognized as goods are delivered or services are performed.

h. Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. Restricted cash balances are used to provide securitization for letters of credit. Restricted cash balances as of December 31, 2017 and 2016 total $0.8 million and $1.4 million, respectively.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings. Students may authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2017, we held $2.3 million of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet.

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

Effective January 1, 2015, ASC Topic 360 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift upon disposal that have or will have a major effect on an entity’s operations and financial results. We did not have any disposals since the 2015 effective date which met the revised definition of discontinued operations and accordingly all disposals since January 1, 2015 continue to be reported within continuing operations for all periods presented.

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

We use the equity method to account for our investment in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. We include our proportionate share of earnings and/or losses of our equity method investee in other income (expense) within our consolidated statements of (loss) income and comprehensive (loss) income. The carrying value of our equity investment is reported within other non-current assets on our consolidated balance sheets.

Our investment in an equity affiliate equated to a 30.7%, or $3.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

k. Inventories

Inventories, consisting principally of program materials, textbooks and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market. The cost of inventory is reflected as a component of educational services and facilities expense as the items are used or sold.

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

m. Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Our reporting units that have goodwill balances remaining as of December 31, 2017 include AIU and CTU. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies. If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill.

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

Intangible assets include indefinite lived assets. Indefinite-lived assets include our CTU trade name and accreditation rights, which are recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our institutions to participate in Title IV Programs.

See Note 8 “Goodwill and Other Intangible Assets” for further discussion.

n. Impairment of Long-Lived Assets

We review property and equipment and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related assets. The impairment loss would reduce the carrying value of the assets to their estimated fair value.

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

p. Income Taxes

We are subject to the income tax laws of the U.S. and various state and local jurisdictions. These tax laws are complex and subject to interpretation. As a result, significant judgments and interpretations are required in determining our income tax provisions (benefits) and evaluating our uncertain tax positions.

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

q. Deferred Rent Obligations

Many of the real estate operating lease agreements to which we are party contain rent escalation clauses or lease incentives, such as rent abatements or tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the term of the lease, which begins on the date that we take control of the leased space. Renewal options are considered when evaluating the overall term of the lease. In accordance with FASB ASC Topic

840 – Leases, differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis and tenant improvement allowances due or received from lessors, are recorded as deferred rent obligations on our consolidated balance sheets.

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

Our share-based awards are measured at fair value and recognized over the requisite service or performance period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, based on the market price of the underlying common stock, expected life, expected stock price volatility and expected risk-free interest rate. Expected volatility is computed using a combination of historical volatility for a period equal to the expected term; the risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. The fair value of each restricted stock unit award is estimated based on the market price of the underlying common stock on the date of the grant. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

See Note 13 “Share-Based Compensation” for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

s. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses on our consolidated statements of (loss) income and comprehensive (loss) income, were $136.1 million, $154.9 million and $220.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning fair value of a reporting unit to all its assets and liabilities as if that reporting unit had been acquired in a business combination, eliminating Step 2 from the goodwill impairment tests. For all public entities, ASU 2017-04 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. We have evaluated and adopted this guidance. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. This ASU simplified several aspects of accounting for share-based payment award transactions including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, classification of employee taxes paid on the statement of cash flows when the employer withholds shares, forfeiture policy election and payroll minimum statutory withholding. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. We have evaluated each component of this guidance listed below and adopted the new standard beginning in 2017.

•

Accounting for Income Taxes: The primary impact of adoption is the recognition of excess tax benefits and tax deficiencies recorded in the statement of (loss) income and comprehensive (loss) income when stock awards vest or are settled, rather than paid-in capital for all periods beginning in 2017. For the year ended December 31, 2017 we recognized approximately $1.1 million of unfavorable adjustment within our tax provision associated with the adoption of 2016-09, which increased our annual effective tax rate by 3.2%. The Company evaluated the unrecognized excess tax benefits as of December 31, 2016 on a cumulative retrospective basis and determined it did not have any impact to retained earnings and deferred tax assets as of the January 1, 2017 adoption date.

•

Classification of Cash Flow: The adoption of this ASU has no material impact on our presentation of the statement of cash flows for the year ended December 31, 2017. We have elected to apply the presentation requirements for cash flows related to cash payments for employee taxes made by the Company on the employees’ behalf for withheld shares to be reported as financing activities for all periods presented. The presentation requirements for cash flows related to excess tax benefits have no impact to any of the periods presented on our consolidated cash flow statements.

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

•

Earnings per Share (“EPS”): The primary impact of adoption is the elimination of the calculation of assumed proceeds from windfalls and shortfalls under the treasury stock method, which results in fewer hypothetical repurchases of shares and higher incremental shares being issued, having a dilutive effect on EPS. The impact of this change on our EPS was immaterial for any reporting period during 2017, and we expect it to continue to be immaterial for future periods.

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

Accounting guidance to be adopted in 2018

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard intended to improve and converge the financial reporting requirements between U.S. GAAP and International Financial Reporting Standards, which will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five step approach for the recognition of revenue. ASU No. 2014-09 is effective for us beginning January 1, 2018.

Implementation Update

We completed the assessment of our evaluation of the impact of the new standard on our accounting policies, processes and system requirements. We intend to adopt the new standard based on the modified retrospective transition method and do not expect a cumulative effect adjustment to accumulated deficit based on our assessment. We completed the assessment of all potential impacts under the new revenue standard, including the areas described below, and have reached conclusions on key accounting assessments related to the standard. We do not expect the impact of the new revenue standard on our financial statements to be significant. We do expect a significant increase in the level of disclosures under ASU 2014-09.

Technical Analysis Update

Our revenue is derived primarily from academic programs taught to our students. Tuition and other tuition-related fees are recognized as revenue on a straight-line basis over either the academic term or the program period based on number of days within such period. Non-tuition related revenue is recognized as services are performed or goods are delivered. See Note 2 “Summary of Significant Accounting Policies,” for further details. We analyzed each source of revenue stream that will remain as of the implementation date to evaluate the five step approach from the principles-based guidance (Topic 606) and developed an assessment to determine any impact to existing practices for revenue recognition. The key revenue component considerations evaluated were as follows:

•	Tuition and tuition-related fees
•	Other revenue (‘non-tuition’), primarily ancillary sales of program related materials or supplies

•

Types of funding a student receives, i.e. Title IV Program funds, Veterans’ Administration funds, employer reimbursement, personal loans, etc. See Item 1, “Business – Student Financial Aid and Related Federal Regulation” for further discussion on various types of funding

•	Types of institutional (i.e. non-third party) scholarships provided to students
•	Student status (i.e. in-school or out-of-school)
•	Length of program or term

We completed the assessment of various contractual arrangements and performance obligations for each type of revenue stream, and we reasonably expect the core contractual or performance obligations to remain similar in substance and not differ materially from considering each contract or performance obligation separate. We do not expect our revenue recognition methodology, i.e. tuition revenue recognized on a straight-line basis over the academic term, to differ under the new guidance. We expect to elect and utilize the ‘portfolio’ approach when analyzing our student contracts, policies, processes and controls for revenue recognition. We reasonably expect that the impact of applying the portfolio approach will not differ materially from considering each contract individually.

Our evaluation covered the collectability criteria under the new guidance. We believe we can apply the portfolio approach when assessing collectability due to the significant amount of historical data that we retain.

We completed the assessment of the impacts related to the accounting for contract assets separate from accounts receivable and evaluated the point at which a student’s contract asset becomes a receivable. Currently, a student’s entire accounts receivable balance is evaluated along with their entire deferred revenue balance to determine the net position of the two. We determined the point at which a contract asset becomes a receivable and at this point, this amount will no longer be offset with a student’s deferred revenue balance. This change in presentation is expected to have an immaterial impact to the consolidated balance sheet.

Based on our assessment, we do not anticipate the adoption of ASU 2014-09 will have a significant impact on the presentation of our results of operations; however, we expect additional modifications to the presentation of our financial condition and disclosures around certain policies, practices and systems.

Recent accounting guidance not yet adopted

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish transparency and comparability that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right to use asset at the lease inception date. For all public business entities, ASU 2016-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact primarily relates to our accounting for real estate leases and real estate subleases. We expect to have a material amount now reported as a right of use asset and lease liability related to these leases as well as expect to separate lease components from the non-lease components for recognition. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach beginning with January 1, 2017. We are currently evaluating this guidance and believe the adoption will significantly impact the presentation of our financial condition and disclosures, but will not significantly impact our results of operations.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$830	$-	$-	$830
Non-governmental debt securities	125,485	7	(222)	125,270
Treasury and federal agencies	30,211	-	(133)	30,078
Total short-term investments	156,526	7	(355)	156,178
Restricted short-term investments (available for sale):
Non-governmental debt securities	5,070	-	-	5,070
Total investments (available for sale)	$161,596	$7	$(355)	$161,248

	December 31, 2016
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$4,050	$-	$-	$4,050
Non-governmental debt securities	107,305	22	(113)	107,214
Treasury and federal agencies	36,480	10	(73)	36,417
Total short-term investments	147,835	32	(186)	147,681
Restricted short-term investments (available for sale):
Non-governmental debt securities	8,597	-	-	8,597
Total investments (available for sale)	$156,432	$32	$(186)	$156,278

In the table above, unrealized holding gains (losses) as of December 31, 2017 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

Our unrestricted non-governmental debt securities primarily consist of commercial paper and certificates of deposit. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities. We do not intend to sell our investments in these securities prior to maturity and it is not likely that we will be required to sell these investments before recovery of the amortized cost basis. Our restricted short-term investments are comprised entirely of certificates of deposit, which secure our letters of credit.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2017 and 2016 are as follows (dollars in thousands):

	Less than one year	One to five years	Six to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2017	$113,634	$46,586	$-	$1,028	$161,248
Original stated term to maturity of available-for-sale- investments as of December 31, 2016	$113,040	$39,459	$800	$2,979	$156,278

Realized gains or losses resulting from sales of investments during the years ended December 31, 2017, 2016 and 2015 were not significant.

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

As of December 31, 2017, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at December 31, 2017 and 2016 were as follows (dollars in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$830	$-	$830
Non-governmental debt securities	31,500	98,840	-	130,340
Treasury and federal agencies	-	30,078	-	30,078
Totals	$31,500	$129,748	$-	$161,248

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$4,050	$-	$4,050
Non-governmental debt securities	33,597	82,214	-	115,811
Treasury and federal agencies	-	36,417	-	36,417
Totals	$33,597	$122,681	$-	$156,278

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company. As of December 31, 2017, our investment in an equity affiliate equated to a 30.7%, or $3.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning. For the years ended December 31, 2017, 2016 and 2015, we recorded approximately $0.3 million, $0.9 million and $0.3 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income (expense) on our consolidated statements of (loss) income and comprehensive (loss) income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipathTM personalized learning technology. The total fees paid to CCKF for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

Maintenance Fee Payments
For the year ended December 31, 2017	$1,371
For the year ended December 31, 2016	$1,375
For the year ended December 31, 2015	$1,390

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

As of December 31, 2017 and 2016, the amount of non-current student receivables under these programs, net of allowance for doubtful accounts and net of deferred tuition revenue, was $2.5 million and $3.1 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the year ended December 31, 2017	$23,142	$27,571	$(28,179)	$22,534
For the year ended December 31, 2016	$20,229	$32,049	$(29,136)	$23,142
For the year ended December 31, 2015	$19,097	$22,212	$(21,080)	$20,229

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $4.2 million, $6.2 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

6. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2017 and 2016 are as follows (dollars in thousands):

	December 31,
	2017	2016	Life
Leasehold improvements	$90,486	$228,551	Shorter of Life of Lease or Useful Life
Computer hardware and software	105,244	110,013	3 years
Furniture, fixtures and equipment	40,464	59,639	5-10 years
Culinary equipment and library materials (1)	1,522	14,499	10 years
Building and improvements	8,578	8,656	15-35 years
Vehicles	464	502	5 years
Construction in progress	297	67
	247,055	421,927
Less-accumulated depreciation	(213,825)	(381,415)
Total property and equipment, net	$33,230	$40,512

__________________

(1)	As of December 31, 2017, culinary equipment cost basis was zero.

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $13.4 million, $21.9 million and $24.8 million, respectively.

There were no asset impairment charges for the year ended December 31, 2017. Property and equipment was affected by asset impairment charges of approximately $1.2 million and $41.7 million for the years ended December 31, 2016 and 2015, respectively, primarily as a result of the reduction in carrying values for campuses that are being taught out, decisions made to exit certain leased facilities, and for certain long-lived assets which were expected to generate negative cash flows through the respective lease end dates and as such the carrying values were not recoverable. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820.

For assets with remaining fair value existing at our teach-out campuses, depreciation expense will be recorded over the shorter of the remaining useful life or the teach-out date for the campus.

7. LEASES

We lease most of our administrative and educational facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from one to ten years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period.

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

Rent expense, including charges recorded for vacated space, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $28.1 million, $70.4 million and $64.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is reflected in educational services and facilities expense for our institutions and within general and administrative expense for our corporate offices in our consolidated statements of (loss) income and comprehensive (loss) income.

Remaining Lease Obligations of Continuing Operations

We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations, primarily associated with our teach-out campuses. These costs are recorded within educational services and facilities expense on our consolidated statements of (loss) income and comprehensive (loss) income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for vacated space related to our continuing operations for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the year ended December 31, 2017	$36,814	$14,838	$(33,313)	$2,424	$20,763
For the year ended December 31, 2016	$12,892	$32,351	$(16,413)	$7,984	$36,814
For the year ended December 31, 2015	$7,094	$20,552	$(18,817)	$4,063	$12,892

(1)

Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2017, future minimum lease payments under operating leases for continuing and discontinued operations are as follows (dollars in thousands):

	Operating Leases
	Continuing	Discontinued
	Operations	Operations	Total
2018 (1)	$33,406	$5,837	$39,243
2019	24,375	787	25,162
2020	17,686	-	17,686
2021	10,746	-	10,746
2022 and thereafter	13,642	-	13,642
Total	$99,855	$6,624	$106,479

__________________________

(1)	Amounts include payments due associated with executed early terminations of real estate leases.

Of the remaining $99.9 million of lease payments for continuing operations, $40.3 million relates to our All Other Campuses leases. See Note 17 “Discontinued Operations” and Note 9 “Restructuring Charges” for further discussion.

As of December 31, 2017, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, for continuing and discontinued operations is as follows (dollars in thousands):

	Operating Subleases
	Continuing	Discontinued
	Operations	Operations	Total
2018	$4,344	$1,584	$5,928
2019	3,797	343	4,140
2020	2,637	-	2,637
2021	784	-	784
2022 and thereafter	-	-	-
Total	$11,562	$1,927	$13,489

8. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for continuing operations as of December 31, 2017 and 2016. The carrying values of goodwill for CTU and AIU were $45.9 million and $41.4 million, respectively, as of December 31, 2017 and 2016.

We performed our annual impairment testing of goodwill as of October 1, 2017 and determined that neither of our reporting units were impaired as of October 1, 2017.

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

As of December 31, 2017 and 2016, the cost basis, accumulated amortization and net book value of other intangible assets are as follows (dollars in thousands):

	As of December 31, 2017	As of December 31, 2016
Non-amortizable intangible assets:
Accreditation rights	$1,000	$1,000
CTU trade name	6,900	6,900
Net book value, non-amortizable intangible assets:	$7,900	$7,900

Amortizable intangible assets:
LCB trade name	$1,400	$1,400
LCB trade name, accumulated amortization	(1,400)	(800)
Net book value, amortizable intangible assets:	$-	$600

Amortizable intangible assets are fully amortized on a straight-line basis over their estimated useful lives as of December 31, 2017. Our definite-lived LCB trade name has no remaining useful life as the campuses utilizing this trade name have closed. Amortization expense from continuing operations was $0.6 million, $0.8 million and $0.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The amortization expense for 2015 related to trade names of previously sold campuses and courseware intangible assets.

As of December 31, 2017, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of indefinite-lived intangible asset balances as of October 1, 2017 and concluded that no indicators existed that would suggest that it is more likely than not that the remaining assets would be impaired. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to test the fair value for reasonableness. Although we believe our projected future operating results and cash flows and related estimates regarding fair value are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. We continue to monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible further declines in estimated fair value.

9. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. As part of the process to wind down these teach-out campuses, the Company also announced that it will align its corporate overhead to support a more streamlined and focused operating entity. Most notably, we have recorded charges within our All Other Campuses segment and our corporate functions as we continue to align our overall management structure. Each of our teach-out campuses offer current students the reasonable opportunity to complete their course of study. The majority of these teach-out campuses have ceased operations as of December 31, 2017, with the remainder expected to cease operations in 2018.

The following table details the changes in our accrual for severance and related costs associated with all restructuring events during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Balance, Beginning of Period	Severance and related charges (1) (2)	Payments	Non-cash adjustments (3)	Balance, End of Period
For the year ended December 31, 2017	$8,686	$-	$(6,767)	$251	$2,170
For the year ended December 31, 2016	$18,985	$507	$(11,015)	$209	$8,686
For the year ended December 31, 2015	$2,712	$24,085	$(7,518)	$(294)	$18,985

_________________________

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)	Severance charges will result in future cash payments through 2018.
(3)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the years ended December 31, 2017, 2016 and 2015 by reporting segment is as follows (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
CTU	$-	$18	$405
AIU	-	66	673
Total University Group	-	84	1,078
Corporate and Other	-	388	4,631
Subtotal	-	472	5,709
All Other Campuses	-	35	18,376
Total	$-	$507	$24,085

The current portion of the accrual for severance and related charges was $2.1 million and $7.3 million, respectively, as of December 31, 2017 and 2016, which is recorded within current accrued expenses – payroll and related benefits; the long-term portion of less than $0.1 million and $1.4 million is recorded within other non-current liabilities on our consolidated balance sheets as of December 31, 2017 and 2016, respectively.

In addition, as of December 31, 2017, we have an accrual of approximately $0.5 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

In addition to the severance charges detailed above, a number of the teach-out campuses will have remaining lease obligations following the eventual campus closure, with the longest lease term being through 2022. The total remaining estimated charge as of December 31, 2017, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $3 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $67.7 million of charges related to remaining obligations for continuing operations which were recorded since 2015. See Note 7 “Leases” and Note 17 “Discontinued Operations” for further information regarding remaining lease obligations of continuing operations and discontinued operations.

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

As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

Selected details of our credit agreement as of and for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	As of December 31,
	2017	2016
Credit Agreement:
Credit facility remaining availability	$89,930	$86,403
Outstanding letters of credit (1)(2)	$5,070	$8,597
Availability of additional letters of credit (3)	$54,930	$51,403
Weighted average daily revolving credit borrowings for the year ended	$-	$19
Weighted average annual interest rate	0.00%	1.93%
Commitment fee rate	0.25%	0.25%
Letter of credit fee rate (4)	0.75%	0.75%

(1)	Represents letters of credit which are fully collateralized with $5.1 million and $8.6 million of restricted short-term investments as of December 31, 2017 and 2016, respectively.
(2)

As of December 31, 2017 and 2016, outstanding letters of credit not related to the Credit Agreement totaled $0.8 million and $1.4 million, respectively, which amount is fully collateralized with restricted cash, which is in addition to the $5.1 million and $8.6 million, respectively, referenced in this Note 10.

(3)	The letters of credit sublimit of $60.0 million under the Credit Agreement is part of, not in addition to, the $95.0 million aggregate commitments.
(4)	Certain outstanding letters of credit in the above table originating after October 31, 2014 carry a fee rate of 1.50%

11. CONTINGENCIES

An accrual for estimated legal fees and settlements of $8.7 million and $34.5 million at December 31, 2017 and December 31, 2016, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Litigation

We are, or were, a party to the following legal proceedings that we consider to be outside the scope of ordinary routine litigation incidental to our business. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, reputation, results of operations, cash flows and financial position.

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

The Company entered into a settlement agreement as of February 2, 2018 pursuant to which the Company will make a payment to settlement class members who complete, sign and return a claim form within 90 days of mailing of the claim form. The amount of the payment to each settlement class member returning a form will be 44% of the total charged to that person by WCI for tuition, books and fees, less institutional grants and scholarships received by the person, amounts charged by WCI but not paid by the person and refunds applied as a result of withdrawal by the person. The settlement class consists of 1,169 individuals who enrolled at WCI primarily from 2006-2007. The institution is no longer in operation and closed in 2017. Unless they opt out, settlement class members will release the Company from all claims against the Company alleged in the case. If more than 30 settlement class members opt out of the settlement, the Company will have the option of withdrawing from the settlement. The Company makes no admission of liability pursuant to the terms of the settlement. On February 8, 2018, the court preliminarily approved the settlement. The final approval hearing is scheduled for June 8, 2018.

The Company’s liability pursuant to the settlement will depend on how many settlement class members return valid claim forms, but is estimated to be at least $2.8 million. If all settlement class members returned valid claim forms the total amount would be approximately $14.0 million. Because it is uncertain how many class members will return valid claim forms, the Company does not have a best estimate where in that range the liability is likely to be. Accordingly, for the year ended December 31, 2017, the Company recorded a reserve of $2.8 million related to this matter.

The settlement terms also provide that the court will determine the amount of attorneys’ fees and costs payable by the Company to counsel for plaintiffs, although the parties have agreed that the attorneys’ fees and costs awarded shall be in the range of $3.75 to $8.0 million. Because the amount of attorneys’ fees and costs that the court will determine is uncertain, the Company does not have a best estimate where in that range the liability is likely to be. Accordingly, for the year ended December 31, 2017, the Company recorded a reserve of $3.75 million related to the attorneys’ fees and costs.

In addition to the settlement class members, there are approximately 1,100 individuals that have been compelled to arbitration pursuant to a January 21, 2016 appellate court ruling. The number of individuals, if any, which may pursue arbitration separately on their own behalf is uncertain.

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

On October 6, 2017, the United States filed its Notice of Election to Decline Intervention in the matter. On October 10, 2017, the court ordered that the complaint be unsealed. On January 22, 2018, the court issued a call for dismissal of the case for relator’s failure to serve defendants with the complaint. Because relator did not respond by the deadline set by the court we expect the court to dismiss the case shortly.

Other Litigation. In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or graduates, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these other matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position and cash flows.

State Investigations

The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014); Hawaii (May 28, 2014 ); New Mexico (May 2014); Maryland (March 16, 2015); and the District of Columbia (June 3, 2015) (these 18 attorneys general are collectively referred to as the “Multi-State AGs”). In addition, the Company has received inquiries from the attorneys general of Florida (November 5, 2010), Massachusetts (September 27, 2012), Colorado (August 27, 2013) and Minnesota (September 18, 2014, October 25, 2016). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company continues to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible. In this regard, the Company continues to participate in meetings with representatives of the Multi-State AGs about the Company’s business and to engage in a dialogue towards a resolution of these inquiries.

We cannot predict the scope, duration or outcome of these attorneys general investigations. At the conclusion of any of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties and/or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. Based on information available to us at present and the uncertain outcome of these investigations, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

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

Federal Trade Commission Inquiry

On August 20, 2015, the Company received a request for information pursuant to a Civil Investigative Demand from the U.S. Federal Trade Commission (“FTC”). The request was made pursuant to a November 2013 resolution by the FTC directing an investigation to determine whether unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The information request requires the Company to provide documents and information regarding a broad spectrum of the business and practices of its subsidiaries and institutions for the time period of January 1, 2010 to the present. The Company continues to respond to supplemental requests for information and is cooperating with the FTC with a view towards resolving this inquiry as promptly as possible. Based on information available to us at present, we cannot predict the outcome of this inquiry or estimate the nature or amount of possible remedies, if any, that the FTC might ultimately seek in connection with this matter.

Regulatory Matters

ED Inquiry and HCM1 Status

In December 2011, ED advised the Company that it was conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s former institutions to accrediting bodies, students and potential students. This inquiry stemmed from the Company self-reporting to ED its internal investigation into student placement determination practices at the Company’s previous Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. In connection with the inquiry, ED moved all of the Company’s institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). The Company has cooperated with ED in connection with its inquiry; however, almost all of the schools that were the principal subjects of the inquiry are now closed. If ED finds violations of the Higher Education Act or related regulations, ED may impose monetary sanctions, some period of delay in the Company’s future receipt of Title IV Program funds or other adverse actions.

OIG Audit

Our schools and universities are subject to periodic audits by various regulatory bodies, including ED’s Office of Inspector General ("OIG"). In June 2010, the OIG commenced an audit of CTU’s administration of Title IV and other federal program funds covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”). On January 13, 2012, the OIG issued a draft report identifying three findings which were subsequently contested by CTU on March 2, 2012. On October 24, 2012, CTU provided a further response challenging the findings directly to ED's Office of Federal Student Aid. ED’s review of the OIG’s audit findings and CTU’s response led them to request that CTU perform two complete file reviews for the Audit Period to determine potential liability on two issues associated with one of the three findings. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED revisited its earlier request and further directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011, which CTU promptly completed and submitted to ED. On April 29, 2016, ED also requested an additional file review related to whether CTU appropriately performed calculations regarding any required return of Title IV Program funds for students that failed to earn passing grades within a term. This additional file review covers the period from July 5, 2009 to June 30, 2011 and is a review of whether students should be deemed to have unofficially withdrawn from the institution based on each student’s last known academically-related activity. In August 2016, CTU sought reconsideration of the request for this additional file review. As of December 31, 2017, the Company has a $1.0 million reserve recorded related to this matter. This reserve does not include any amount relating to the additional file review requested by ED on April 29, 2016 because it is uncertain.

12. INCOME TAXES

Pretax income from continuing operations for the year ended December 31, 2017 was $36.3 million and pretax loss from continuing operations for the years ended December 31, 2016 and 2015 was $31.4 million and $94.4 million, respectively.

The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2017, 2016 and 2015 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current provision (benefit)
Federal	$-	$-	$(364)
State and local	1,870	704	(2,279)
Total current provision (benefit)	1,870	704	(2,643)
Deferred provision (benefit)
Federal	67,936	(16,247)	(126,465)
State and local	(2,681)	(1,007)	(18,346)
Total deferred provision (benefit)	65,255	(17,254)	(144,811)
Total provision for (benefit from) income taxes	$67,125	$(16,550)	$(147,454)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	(35.0)%	(35.0)%
State and local income taxes	2.3	(3.4)	(2.7)
Stock-based compensation	3.2	-	-
Valuation allowance	0.3	0.5	0.6
Valuation allowance release	-	-	(116.3)
Federal audit settlement	-	(6.7)	-
State audit settlement	(4.6)	-	-
Federal income tax rate change	145.3	-	-
Worthless stock	-	(11.9)	-
Tax credits	(0.7)	(0.4)	(0.2)
Other	4.4	4.1	(2.5)
Effective income tax rate	185.2%	(52.8)%	(156.1)%

In December 2017, comprehensive tax legislation known as the Tax Cuts and Jobs Act (“TCJA”) was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate tax rate from 35% to 21% effective January 2018. Due to the enactment of TCJA, the effective tax rate for the year ended December 31, 2017 increased by 145.3% as a result of revaluing our net deferred tax assets and net state unrecognized tax positions to reflect the new tax rate for future periods. This revaluation increased tax expense by $52.7 million. We have included all material impacts of the TCJA that relate to the year ending December 31, 2017. We are still evaluating various impacts of the enacted legislation and these impacts may result in additional immaterial adjustments. The 2017 effective tax rate also includes a $1.7 million net benefit associated with the results of an Illinois income tax audit covering the years ended December 31, 2012 through December 31, 2014 and amended return filings, which decreased the effective tax rate by 4.6%. Additionally, for the year ended December 31, 2017, we recognized a $1.1 million unfavorable adjustment associated with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which increased the effective tax rate by 3.2%. The effective tax rate for the year ended December 31, 2016 included a $3.7 million net benefit for a worthless stock deduction, which decreased the effective tax rate by 11.9%. The 2016 effective tax rate also included a $2.1 million favorable tax adjustment related to the closure of a federal income tax audit covering the years ended December 31, 2013 through December 31, 2014, which decreased the effective tax rate by 6.7%. The effective tax rate for the year ended December 31, 2015 benefitted by 116.3% due to a valuation allowance release of $109.8 million.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2017, 2016 and 2015 is as follows (dollars in thousands):

	2017	2016	2015
Gross unrecognized tax benefits, beginning of the year	$8,132	$7,737	$9,318
Additions for tax positions of prior years	24	263	19
Reductions for tax positions of prior years	-	-	(20)
Additions for tax positions related to the current year	1,625	1,247	864
Reductions due to settlements	-	-	-
Reductions due to lapse of applicable statute of limitations	(1,217)	(1,115)	(2,444)
Subtotal	8,564	8,132	7,737
Interest and penalties	1,909	2,008	1,986
Total gross unrecognized tax benefits, end of the year	$10,473	$10,140	$9,723

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $8.3 million and $6.6 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $1.4 million and $7.2 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for (benefit from) income taxes on our consolidated statements of (loss) income and comprehensive (loss) income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $1.9 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, we recognized less than $0.2 million of expense, less than $0.1 million of benefit and $0.7 million of benefit, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

CEC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2017, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2014. Due to the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.0 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2017 and 2016 are as follows (dollars in thousands):

	December 31,
	2017	2016
Deferred income tax assets:
Accrued occupancy	$5,133	$12,973
Deferred rent obligations	1,746	6,232
Foreign tax credits	32,998	32,998
Valuation allowance foreign tax credits	(32,998)	(32,998)
Compensation and employee benefits	8,520	15,349
Tax net operating loss carry forwards	71,911	74,315
Valuation allowance	(14,561)	(12,415)
Allowance for doubtful accounts	2,943	4,773
Covenant not-to-compete	3	7
Accrued settlements and legal	2,065	13,231
Deferred compensation	890	1,223
Accrued restructuring and severance	394	2,561
Equity method for investments	394	669
General business tax credits	1,192	903
Illinois edge credits	2,960	4,335
Valuation allowance edge credits	(2,960)	(4,335)
Depreciation and amortization	18,223	40,960
Other	491	797
Total deferred income tax assets	99,344	161,578
Deferred income tax liabilities:
Other	1,260	3,306
Total deferred income tax liabilities	1,260	3,306
Net deferred income tax assets	$98,084	$158,272

As of December 31, 2017, the Company has a gross deferred tax asset before valuation allowance of $441.0 million and a gross deferred tax liability of $5.3 million. As of December 31, 2016, the Company had a gross deferred tax asset before valuation allowance of $486.2 million and a gross deferred tax liability of $8.9 million.

As of December 31, 2017, we have federal net operating loss carry forwards of approximately $215.5 million, available to offset future taxable income, which do not begin expiring until 2034 and are fully expired in 2037. Additionally, we have $33.0 million of foreign tax credits which expire during 2022 and 2023, and we continue to maintain a full valuation allowance against the foreign tax credits deferred tax balance. We have state net operating loss (“NOL”) carry forwards of approximately $456.7 million, which expire between 2018 and 2037. Of this amount, approximately $208.1 million relates to separate state NOL carryforwards and $33.0 million relates to combined state NOL carryforwards, which we anticipate will not be utilized due to the teach-out of the schools in the applicable combined filing jurisdictions. We also have Illinois edge credits of $3.7 million gross available to offset future Illinois state income tax, which expire between 2018 and 2019. Valuation allowances have been established against the full amounts of the deferred tax balances for the separate state NOL, combined state NOL’s referenced above, and the Illinois edge credits.

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

As of December 31, 2015, the Company determined that it was more likely than not that we will realize most of our deferred tax assets and, as a result, reversed a significant portion of our valuation allowance in the fourth quarter of 2015. A valuation allowance was maintained with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of our deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against these items as well as the portion of the combined state net operating losses, which the Company believes will not be utilized. As of December 31, 2017, the total valuation allowance attributable to our foreign tax credits, state net operating losses and Illinois edge credits is $50.5 million. After a review of the recently enacted TCJA, the Company concluded it was not more likely than not for the deferred tax assets related to the foreign tax credits to be realized and maintained the valuation allowance with respect to these assets. The separate state NOLs can generally only be used by the originating entity and relate to entities announced for teach-out. Since the future operating income (loss) of these entities is restricted to the teach-out period, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. Similarly, the Company determined a valuation allowance was needed with respect to the portion of the combined state net operating losses which will likely go unused due to the teach-out of the schools located in the applicable combined filing jurisdictions. The Illinois edge credits expire between 2018 and 2019. Given the limited life of these credits and the need to first exhaust an available NOL carryforward, the valuation allowance pertaining to this item was also not released. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

13. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2017, there were approximately 4.0 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.5 million shares issuable upon exercise of outstanding options and (ii) 0.4 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2017. Additionally, as of December 31, 2017 under the previous Career Education Corporation 2008 Incentive Compensation Plan, there were approximately 2.4 million shares issuable upon exercise of outstanding options and 1.3 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan and effective May 24, 2016 all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of December 31, 2017, we estimate that compensation expense of approximately $5.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

Stock Options. The exercise price of stock options and stock appreciation rights granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become 100% exercisable after the first anniversary of the grant date. Grants of stock options are generally only subject to the service conditions discussed previously.

Stock option activity during the years ended December 31, 2017, 2016 and 2015 under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	3,781,964	$12.88
Granted	848,705	4.83
Exercised	(303,035)	2.73		$620
Forfeited	(1,278,150)	4.60
Cancelled	(391,761)	20.87
Outstanding as of December 31, 2015	2,657,723	$14.27
Granted	915,122	4.81
Exercised	(89,773)	4.17		$189
Forfeited	(120,964)	5.11
Cancelled	(276,220)	24.69
Outstanding as of December 31, 2016	3,085,888	$11.18
Granted	365,709	8.67
Exercised	(288,618)	8.18		$250
Forfeited	(75,426)	6.97
Cancelled	(219,500)	29.67
Outstanding as of December 31, 2017	2,868,053	$9.86	6.03 years	$14,341
Exercisable as of December 31, 2017	1,788,346	$12.28	4.63 years	$7,622

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2017:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$2.65	$3.93	347,248	$3.29	6.28	347,248	$3.29
$4.07	$4.15	307,380	$4.14	7.65	153,690	$4.14
$4.49	$4.49	683,104	$4.49	8.18	170,776	$4.49
$5.00	$6.51	346,012	$6.00	6.92	282,094	$6.05
$7.22	$8.30	324,832	$8.07	8.56	59,126	$7.31
$8.63	$18.64	330,929	$14.26	2.89	246,864	$15.74
$21.80	$22.13	298,556	$22.02	2.02	298,556	$22.02
$26.15	$26.15	36,144	$26.15	1.15	36,144	$26.15
$29.02	$29.02	49,848	$29.02	1.85	49,848	$29.02
$30.67	$30.67	144,000	$30.67	2.05	144,000	$30.67
		2,868,053	$9.86	6.03	1,788,346	$12.28

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2017, 2016 and 2015:

	Restricted Stock to be Settled in Shares of Stock
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2014	42,752	$21.63	556,140	$7.35	598,892
Granted	-	-	808,898	5.29	808,898
Vested	(39,969)	21.62	(197,609)	7.94	(237,578)
Forfeited	(2,783)	21.80	(409,558)	6.33	(412,341)
Outstanding as of December 31, 2015	-	$-	757,871	$5.55	757,871
Granted	-	-	1,555,828	4.58	1,555,828
Vested (1)	-	-	(381,850)	5.98	(381,850)
Forfeited	-	-	(219,645)	5.06	(219,645)
Outstanding as of December 31, 2016	-	$-	1,712,204	$4.63	1,712,204
Granted	-	-	289,392	8.49	289,392
Vested (1)	-	-	(422,284)	4.64	(422,284)
Forfeited	-	-	(125,489)	5.56	(125,489)
Outstanding as of December 31, 2017	-	$-	1,453,823	$5.32	1,453,823

_______________

(1)

The total vested awards include 6.3 thousand and 9.2 thousand of vested restricted stock units settled in cash for the years ended December 31, 2017 and 2016, respectively. These awards granted in 2015 for retention purposes are subject to accelerated vesting and cash settlement in the event of an involuntary not-for-cause termination of employment by the Company.

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

The following table summarizes information with respect to all deferred stock units during the years ended December 31, 2017, 2016 and 2015:

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2014	116,952	$4.39
Granted	2,928	5.73
Vested	(19,492)	4.39
Forfeited	(9,746)	4.39
Outstanding as of December 31, 2015 (1)	90,642	$4.43
Granted	-	-
Vested	(14,619)	4.39
Forfeited	-	-
Outstanding as of December 31, 2016 (1)	76,023	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2017 (1)	76,023	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units for the years ended December 31, 2017, 2016 and 2015:

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2014	1,842,455
Granted	873,154
Vested	(444,499)
Forfeited	(696,060)
Outstanding as of December 31, 2015	1,575,050
Granted	461,428
Vested	(610,680)
Forfeited	(233,720)
Outstanding as of December 31, 2016	1,192,078
Granted	-
Vested	(650,729)
Forfeited	(69,621)
Outstanding as of December 31, 2017	471,728

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $4.1 million, $5.6 million and $1.4 million of expense for the years ended December 31, 2017, 2016 and 2015, respectively, for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2017	2016	2015 (1)
Stock options	$1,585	$1,256	$761
Restricted stock or units settled in stock	3,366	1,960	2,532
Restricted stock units settled in cash	4,134	5,569	1,447
Total stock-based compensation expense	$9,085	$8,785	$4,740

(1)

Stock-based compensation expense for 2015 does not reflect $1.5 million of forfeitures related to our former Chief Executive Officer’s departure which was applied against the separation agreement payment of $2.5 million.

Performance Unit Awards. Performance unit awards granted during 2015, 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2017, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and fair value for these awards is revalued at each period end date with changes in fair value recorded in our statement of (loss) income and comprehensive (loss) income in the current period. We recorded $5.3 million, $5.4 million and $2.1 million of expense related to these awards for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The fair value of each stock option award granted during the years ended December 31, 2017, 2016 and 2015 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2017, 2016 and 2015, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Dividend yield	-	-	-
Risk-free interest rate	1.9%	1.3%	1.6%
Weighted average volatility	64.2%	70.4%	73.2%
Expected life (in years)	5.2	4.8	5.1
Weighted average grant date fair value per share of options granted	$4.81	$2.75	$2.86

Volatility is calculated based on the actual historical daily prices of our common stock based on the same time period of the expected term of the stock option award. During the year ended December 31, 2017, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 63.9% to 65.2%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior and forfeiture rates.

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

The weighted average number of common shares used to compute basic and diluted net (loss) income per share for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Year Ended December 31,
	2017 (1)	2016 (1)	2015
Basic common shares outstanding	68,949	68,373	67,860
Common stock equivalents	-	-	468
Diluted common shares outstanding	68,949	68,373	68,328

_________________

(1)Due to the fact that we reported a loss from continuing operations for the years ended December 31, 2017 and 2016, potential common stock equivalents were excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the years ended December 31, 2017 and 2016.

For the year ended December 31, 2015, certain unexercised stock options awards are excluded from our computation of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computation of diluted earnings per share were 2.4 million shares for the year ended December 31, 2015.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued approximately 0.1 million of shares for each of the years ended December 31, 2017, 2016 and 2015, upon the purchase of common stock pursuant to our employee stock purchase plan.

15. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2017, 2016 and 2015, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay and in the company’s matching contribution. During the years ended December 31, 2017, 2016 and 2015, we recorded expense under this plan of approximately $2.8 million, $2.9 million, and $3.6 million, respectively, net of any forfeited employer matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2017, 3.3 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2017, 2016 and 2015, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

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

Our three reporting segments are described below.

☐

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2017, students enrolled at CTU represented approximately 63% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

☐

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2017, students enrolled at AIU represented approximately 36% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

☐

All Other Campuses includes those campuses which are currently being taught out or which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, campuses which have closed or have been sold subsequent to January 1, 2015 no longer meet the criteria for discontinued operations and remain reported within continuing operations on our consolidated financial statements. Campuses in teach-out employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their course of study; they no longer enroll new students. Our All Other Campuses segment includes campuses in the following two categories:

•

Our Le Cordon Bleu institutions in North America (“LCB”) which previously offered hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking. During 2017, the Company completed the teach-out activities of all remaining Le Cordon Bleu campuses. These campuses comprised our former Culinary Arts segment.

•

Our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. These non-LCB campuses offer academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. These campuses comprised our former Transitional Group segment. Campuses that have not yet ceased operations as of December 31, 2017 will complete their teach-outs on varying dates during 2018. As of December 31, 2017, students enrolled at these campuses represented less than 1% of our total enrollments. During 2017, we completed the teach-out of seven non-LCB campuses.

The results of operations for these closed campuses will remain reported within the ‘All Other Campuses’ segment as part of continuing operations, in accordance with ASC Topic 360.

All prior period results have been recast to reflect our reporting segments on a comparable basis.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
For the Year Ended December 31, 2017 (1)
CTU	$371,325	$109,202	$2,047	$74	$72,988
AIU	198,251	8,401	1,752	79	51,832
Total University Group	569,576	117,603	3,799	153	124,820
Corporate and Other	-	(22,067)	6,527	6,179	291,211
Subtotal	569,576	95,536	10,326	6,332	416,031
All Other Campuses (2)	26,859	(61,400)	3,664	-	29,098
Discontinued Operations					1,967
Total	$596,435	$34,136	$13,990	$6,332	$447,096
For the Year Ended December 31, 2016 (1)
CTU	$369,319	$99,412	$2,157	$675	$76,143
AIU (3)	193,032	(29,598)	1,687	406	66,081
Total University Group	562,351	69,814	3,844	1,081	142,224
Corporate and Other	-	(25,097)	7,320	2,512	334,945
Subtotal	562,351	44,717	11,164	3,593	477,169
All Other Campuses (4)	142,041	(77,061)	11,583	536	76,179
Discontinued Operations					6,253
Total	$704,392	$(32,344)	$22,747	$4,129	$559,601
For the Year Ended December 31, 2015 (1)
CTU	$348,215	$87,496	$2,281	$1,084
AIU	201,649	5,520	1,636	2,406
Total University Group	549,864	93,016	3,917	3,490
Corporate and Other	157	(27,267)	11,173	4,873
Subtotal	550,021	65,749	15,090	8,363
All Other Campuses (5)	297,252	(157,917)	9,848	3,332
Discontinued Operations
Total	$847,273	$(92,168)	$24,938	$11,695

(1)

The statement of (loss) income and comprehensive (loss) income balances including revenue, operating income (loss), depreciation and amortization and capital expenditures are presented above on a continuing operations basis. Total assets are presented on a consolidated basis including continuing and discontinued operations.

For the year ended December 31, 2017, segment results included:

(2)	All Other Campuses: $6.5 million charge related to a legal settlement and $14.8 million of charges related to remaining lease obligations of vacated space.

For the year ended December 31, 2016, segment results included:

(3)	AIU: $32.0 million charge related to legal settlements.
(4)	All Other Campuses: $31.0 million of charges related to remaining lease obligations of vacated space.

For the year ended December 31, 2015, segment results included:

(5)	All Other Campuses: $41.2 million related to long-lived asset impairment and an $18.8 million trade name impairment charge.

17. DISCONTINUED OPERATIONS

As of December 31, 2017, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we did not have any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2017, 2016, and 2015 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Total operating expenses	$2,310	$(6,586)	$2,121
Loss before income tax	$(2,268)	$(6,586)	$(2,128)
Benefit from income tax	(1,246)	(2,690)	(997)
Loss from discontinued operations, net of tax	$(1,022)	$(3,896)	$(1,131)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2017 and 2016 include the following (dollars in thousands):

	As of December 31,
	2017	2016
Assets:
Current assets:
Receivables, net	$382	$148
Total current assets	382	148
Non-current assets:
Other assets, net	-	483
Deferred income tax assets, net	1,585	5,622
Total assets of discontinued operations	$1,967	$6,253
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$185	$76
Remaining lease obligations	5,516	8,143
Total current liabilities	5,701	8,219
Non-current liabilities:
Remaining lease obligations	785	6,331
Other	-	91
Total liabilities of discontinued operations	$6,486	$14,641

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments (2)	Balance, End of Period
For the year ended December 31, 2017	$14,474	$818	$(8,991)	$6,301
For the year ended December 31, 2016	$21,751	$4,090	$(11,367)	$14,474
For the year ended December 31, 2015	$37,616	$(342)	$(15,523)	$21,751

___________________

(1)     Includes subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	See Note 7 “Leases” for the future minimum lease payments under operating leases for discontinued operations as of December 31, 2017.

18. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Summary financial information by quarter is as follows (dollars in thousands, except per share data):

	Quarter				Total
2017	First	Second	Third	Fourth (2)	Year
Revenue	$162,109	$146,222	$144,986	$143,118	$596,435
Operating income	9,781	9,104	4,539	10,712	$34,136
Net income (loss)	5,177	4,286	3,022	(44,382)	$(31,897)
Net income (loss) per share (1)
Basic	$0.08	$0.06	$0.04	$(0.64)	$(0.46)
Diluted	$0.07	$0.06	$0.04	$(0.64)	$(0.46)

	Quarter				Total
2016	First	Second	Third	Fourth (3)	Year
Revenue	$198,886	$182,626	$167,625	$155,255	$704,392
Operating income (loss)	6,979	17,290	(706)	(55,907)	$(32,344)
Net income (loss)	3,011	11,839	(686)	(32,876)	$(18,712)
Net income (loss) per share (1)
Basic and Diluted	$0.04	$0.17	$(0.01)	$(0.48)	$(0.27)

(1)

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.

For the year ended December 31, 2017, quarterly results included:

(2)

Fourth quarter of 2017 net loss included $6.5 million for a legal settlement within the All Other Campuses segment. Fourth quarter 2017 also includes $52.7 million of tax expense related to the impact of the Tax Cuts and Jobs Act which was enacted in the fourth quarter of 2017.

For the year ended December 31, 2016, quarterly results included:

(3)

Fourth quarter of 2016 net loss included $32.0 million of legal settlements for AIU, $0.9 million of asset impairment charges related to the All Other Campuses segment as well as $22.5 million of unused space charges, of which $4.2 million relates to discontinued operations with the remainder relating to our All Other Campuses segment.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets (1):
For the year ended December 31, 2017	$49,748	$2,146	$(1,375)	$50,519
For the year ended December 31, 2016	$47,545	$4,219	$(2,016)	$49,748
For the year ended December 31, 2015	$150,384	$(109,805)	$6,966	$47,545
Valuation allowance for accounts receivable:
For the year ended December 31, 2017	$23,142	$27,571	$(28,179)	$22,534
For the year ended December 31, 2016	$20,229	$32,049	$(29,136)	$23,142
For the year ended December 31, 2015	$19,097	$22,212	$(21,080)	$20,229

(1)	Amounts include both continuing and discontinued operations gross deferred tax balances.