Form 10-Q
period 2018-03-31
CAREER EDUCATION CORP
filed 2018-05-02
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 27, 2018: 69,611,001

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$24,198	$18,110
Restricted cash	789	789
Restricted short-term investments	4,570	5,070
Short-term investments	158,038	156,178
Total cash and cash equivalents, restricted cash and short-term investments	187,595	180,147
Student receivables, net of allowance for doubtful accounts of $19,986 and $20,533 as of March 31, 2018 and December 31, 2017, respectively	23,915	18,875
Receivables, other, net	1,335	1,163
Prepaid expenses	10,182	7,722
Inventories	1,013	1,112
Other current assets	833	1,319
Assets of discontinued operations	513	382
Total current assets	225,386	210,720

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $213,056 and $213,825 as of March 31, 2018 and December 31, 2017, respectively	32,027	33,230
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 and $1,400 as of March 31, 2018 and December 31, 2017, respectively	7,900	7,900
Student receivables, net of allowance for doubtful accounts of $2,565 and $2,001 as of March 31, 2018 and December 31, 2017, respectively	2,784	2,548
Deferred income tax assets, net	94,380	98,084
Other assets	5,918	5,673
Assets of discontinued operations	1,585	1,585
TOTAL ASSETS	$457,336	$447,096
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,694	$8,515
Accrued expenses:
Payroll and related benefits	20,345	32,910
Advertising and marketing costs	13,069	9,245
Income taxes	1,730	2,185
Other	32,671	31,233
Deferred revenue	30,278	22,897
Liabilities of discontinued operations	4,301	5,701
Total current liabilities	114,088	112,686

NON-CURRENT LIABILITIES:
Deferred rent obligations	14,522	15,277
Other liabilities	15,755	22,143
Liabilities of discontinued operations	-	785
Total non-current liabilities	30,277	38,205

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 84,987,946 and 84,279,533 shares issued, 69,611,001 and 69,117,803 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	850	843
Additional paid-in capital	623,378	621,008
Accumulated other comprehensive loss	(296)	(164)
Accumulated deficit	(90,625)	(108,127)
Treasury stock, at cost; 15,376,945 and 15,161,730 shares as of March 31, 2018 and December 31, 2017, respectively	(220,336)	(217,355)
Total stockholders' equity	312,971	296,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$457,336	$447,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME           (In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2018	2017
REVENUE:
Tuition and fees	$147,510	$161,377
Other	555	732
Total revenue	148,065	162,109

OPERATING EXPENSES:
Educational services and facilities	26,946	40,173
General and administrative	98,008	108,245
Depreciation and amortization	2,582	3,910
Total operating expenses	127,536	152,328
Operating income	20,529	9,781

OTHER INCOME:
Interest income	634	390
Interest expense	(109)	(113)
Miscellaneous income	328	40
Total other income	853	317

PRETAX INCOME	21,382	10,098
Provision for income taxes	3,498	4,501
INCOME FROM CONTINUING OPERATIONS	17,884	5,597

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(382)	(420)

NET INCOME	17,502	5,177

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	86	41
Unrealized (loss) gain on investments	(218)	23
Total other comprehensive (loss) income	(132)	64
COMPREHENSIVE INCOME	$17,370	$5,241

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.26	$0.08
Loss from discontinued operations	(0.01)	-
Net income per share	$0.25	$0.08

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.25	$0.08
Loss from discontinued operations	-	(0.01)
Net income per share	$0.25	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,216	68,578
Diluted	71,119	70,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,502	$5,177
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	2,582	3,910
Bad debt expense	6,982	8,224
Compensation expense related to share-based awards	1,501	1,111
Deferred income taxes	3,704	3,792
Changes in operating assets and liabilities	(21,175)	(61,267)
Net cash provided by (used in) operating activities	11,096	(39,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(50,799)	(39,992)
Sales of available-for-sale investments	49,257	44,316
Purchases of property and equipment	(1,360)	(735)
Net cash (used in) provided by investing activities	(2,902)	3,589

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	875	138
Payments of employee tax associated with stock compensation	(2,981)	(928)
Net cash used in financing activities	(2,106)	(790)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	-	15

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,088	(36,239)
CASH AND CASH EQUIVALENTS, beginning of the period	18,899	50,882
CASH AND CASH EQUIVALENTS, end of the period	$24,987	$14,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Additionally, CEC is in the process of teaching out campuses within our All Other Campuses segment. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date.

A listing of our University Group locations and web links to these institutions can be found at www.careered.com.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

The unaudited condensed consolidated financial statements presented herein include the accounts of Career Education Corporation and our wholly-owned subsidiaries (collectively “CEC”). All intercompany transactions and balances have been eliminated.

         Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of academic programs. We organize our business across three reporting segments: CTU, AIU (comprises University Group) and All Other Campuses (formerly separately reported as Culinary Arts and Transitional Group). Campuses included in our All Other Campuses segment are currently being taught out and no longer enroll new students or have completed their teach-out. These campuses employ a gradual teach-out process, enabling them to continue to operate while current students have a reasonable opportunity to complete their program of study.

          During the first quarter of 2018, the Company completed the teach-out of one campus, Sanford-Brown San Antonio, which continues to be reported within the All Other Campuses segment as of March 31, 2018 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

          Effective January 1, 2018, we have implemented FASB ASC Topic 606 – Revenue from Contracts with Customers. This guidance supersedes all previously issued revenue recognition guidance. As a result of this change in accounting guidance, we have updated our revenue recognition policies and disclosures. The guidance under Topic 606 did not impact the amount of revenue we recognized in previous periods, and also does not impact the amount of revenue recognized prospectively as our revenue recognition methodology remained relatively the same under the new guidance. The guidance under Topic 606 did impact our presentation of financial condition and disclosures. Previously, a student’s entire accounts receivable balance along with their deferred revenue balance was evaluated to determine the net position of the two and the proper reporting of that balance within student receivables, net, or within deferred revenue, net, on our condensed consolidated balance sheets. Under Topic 606, we now separate the contract asset balance from the student receivable balance to determine the amount reported as deferred revenue on the condensed consolidated balance sheets for each student. See Note 5 “Revenue Recognition” for more information.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2018

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify and provide guidance for partial sales of nonfinancial assets and recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. For all public entities, ASU 2017-05 is effective for annual reporting periods and interim periods beginning after December 15, 2017. We have evaluated and adopted this guidance effective January 1, 2018. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by reducing complexity in accounting standards. The amendments eliminate the exception prohibiting the recognition of current and deferred income taxes for an intra-entity transfer of an asset other than inventory until the asset has been sold to an outside party. For all public entities, ASU 2016-16 is effective for annual periods and interim periods beginning after December 15, 2017. We have evaluated and adopted this guidance beginning 2018. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The eight topics include debt prepayment or extinguishments costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, proceeds from settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. For all public business entities, ASU 2016-15 is effective for annual periods and interim periods beginning after December 15, 2017. We have evaluated and adopted this guidance beginning 2018. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard intended to improve and converge the financial reporting requirements between U.S. GAAP and International Financial Reporting Standards, which supersedes virtually all existing revenue recognition guidance under GAAP. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five step approach for the recognition of revenue. For all public business entities, ASU No. 2014-09 is effective for annual periods and interim periods beginning after December 15, 2017. We completed the assessment of our evaluation of the new standard on our accounting policies, processes and system requirements and adopted this guidance beginning 2018. We have adopted this guidance using the modified retrospective approach which applies to contracts that have remaining obligations as of January 1, 2018 and new contracts entered into subsequent to January 1, 2018. Under the modified retrospective approach, we do not restate comparative periods on our condensed consolidated financial statements. The adoption impacted the presentation of our financial condition and disclosures but did not impact our results of operations. See Note 5 “Revenue Recognition” for further information.

Recent accounting guidance not yet adopted

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. For all entities, ASU 2018-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosure.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish transparency and comparability that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right of use asset at the lease inception date. For all public business entities, ASU 2016-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact primarily relates to our accounting for real estate leases and real estate subleases. We expect to have a material amount now reported as a right of use asset and lease liability related to these leases as well as expect to separate lease components from the non-lease components for recognition. Based on the current ASU, we will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach beginning with January 1, 2017. We are currently evaluating this guidance and believe the adoption will significantly impact the presentation of our financial condition and disclosures, but will not significantly impact our results of operations.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$128,641	$6	$(415)	$128,232
Treasury and federal agencies	29,964	-	(158)	29,806
Total short-term investments	158,605	6	(573)	158,038
Restricted short-term investments (available for sale):
Non-governmental debt securities	4,570	-	-	4,570
Total investments (available for sale)	$163,175	$6	$(573)	$162,608

	December 31, 2017
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$830	$-	$-	$830
Non-governmental debt securities	125,485	7	(222)	125,270
Treasury and federal agencies	30,211	-	(133)	30,078
Total short-term investments	156,526	7	(355)	156,178
Restricted short-term investments (available for sale):
Non-governmental debt securities	5,070	-	-	5,070
Total investments (available for sale)	$161,596	$7	$(355)	$161,248

In the table above, unrealized holding gains (losses) as of March 31, 2018 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

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

As of March 31, 2018, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$31,500	$101,302	$-	$132,802
Treasury and federal agencies	-	29,806	-	29,806
Totals	$31,500	$131,108	$-	$162,608

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$830	$-	$830
Non-governmental debt securities	31,500	98,840	-	130,340
Treasury and federal agencies	-	30,078	-	30,078
Totals	$31,500	$129,748	$-	$161,248

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2018, our investment in an equity affiliate equated to a 30.7%, or $3.4 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended March 31, 2018 and 2017, we recorded approximately $0.1 million of gain and $0.2 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income on our unaudited condensed consolidated statements of income and comprehensive income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid to CCKF for the quarters ended March 31, 2018 and 2017 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2018	$376
For the quarter ended March 31, 2017	$325

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following table disaggregates our revenue by major source (dollars in thousands):

	For the Quarter Ended March 31, 2018
	CTU	AIU	All Other Campuses	Total
Tuition	$90,734	$51,131	$331	$142,196
Technology fees	2,874	1,840	-	4,714
Other miscellaneous fees(1)	500	100	-	600
Total tuition and fees	94,108	53,071	331	147,510
Other revenue(2)	499	50	6	555
Total revenue	$94,607	$53,121	$337	$148,065

	For the Quarter Ended March 31, 2017
	CTU	AIU	All Other Campuses	Total
Tuition	$90,205	$52,219	$13,709	$156,133
Technology fees	2,793	1,858	-	4,651
Other miscellaneous fees(1)	496	88	9	593
Total tuition and fees	93,494	54,165	13,718	161,377
Other revenue(2)	541	88	103	732
Total revenue	$94,035	$54,253	$13,821	$162,109

__________________

(1)	Other miscellaneous fees include graduation fees, laboratory fees and activity fees.
(2)	Other revenue primarily includes contract training revenue and bookstore and laptop sales.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. Our institutions bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term, and recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. As part of a student’s course of instruction, certain fees, such as technology fees, graduation fees and laboratory fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

Other revenue, which consists primarily of contract training revenue and bookstore sales, is billed and recognized as goods are delivered or services are performed. Contract training revenue results from individual training courses that are stand-alone courses and not part of a degree or certificate program. Bookstore sales are primarily initiated by the student and are not included in the enrollment agreement at the onset of a student’s entrance to the institution. These types of sales constitute a separate performance obligation from classroom instruction.

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms or payment periods. Academic terms or payment periods are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by institution and program. Academic terms are determined by start dates, which vary by institution and program and are generally 10 – 11 weeks in length.

Contract Assets

Prior to the adoption of ASC Topic 606, we offset our student receivable balances with deferred revenue on a student by student basis. Deferred revenue was previously stated net of outstanding student receivables on a student-by-student basis as of the end of each reporting period. Upon adoption of ASC Topic 606, we determined that a portion of the student receivable balance which was previously offset with deferred revenue now meets the definition of student receivables and is not considered a contract asset and therefore is no longer offset with deferred revenue. The previously reported balances along with the adjustment and beginning January 1, 2018 balances are provided below (dollars in thousands).

	December 31, 2017	Impact of Modified Retrospective Adoption of ASC 606	January 1, 2018 Post ASC 606 Adoption
Student receivables, net of allowance for doubtful accounts, current	$18,875	$6,663	$25,538
Deferred revenue	$22,897	$6,663	$29,560

For each term, the portion of tuition and fee payments received from students but not yet earned is recorded as deferred revenue and reported as a current liability on our condensed consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount charged for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our condensed consolidated balance sheets.

Due to the short-term nature of our academic terms, the contract asset balance which exists at the beginning of each quarter will no longer be a contract asset at the end of that quarter. The decrease in contract asset balances are a result of one of the following: it becomes a student receivable balance once a student reaches the point in a student’s academic term where the amount billed is no longer refundable to the student; a refund to withdrawn students for the portion entitled to be refunded under each institutions’ refund policy; or a student makes a change in the number of classes they are enrolled which may cause an adjustment to their previously billed amount. As of the end of each quarter, a new contract asset is determined on a student by student basis based on the most recently started term and a student’s progress within that term as compared to the date at which the student is no longer entitled to a refund under each institution’s refund policy.

The amount of contract assets which are being offset with deferred revenue balances as of January 1, 2018 and March 31, 2018 were as follows (dollars in thousands):

	As of
	January 1, 2018	March 31, 2018
Gross deferred revenue	$39,544	$45,582
Gross contract assets	(9,984)	(15,304)
Deferred revenue, net	$29,560	$30,278

Deferred Revenue

Changes in our deferred revenue balances for the quarter ended March 31, 2018 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2018
	CTU	AIU	All Other Campuses	Total
Gross deferred revenue, January 1, 2018	$23,933	$15,507	$104	$39,544
Revenue earned from balances existing as of January 1, 2018	(20,623)	(13,540)	(38)	(34,201)
Billings during period	93,896	58,935	396	153,227
Revenue earned for new billings during the period	(73,485)	(39,531)	(293)	(113,309)
Other adjustments	304	44	(27)	321
Gross deferred revenue, March 31, 2018	$24,025	$21,415	$142	$45,582

Cash Receipts

Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan.

If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $1.0 million as of March 31, 2018. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.4 million and $0.5 million of revenue for the quarters ended March 31, 2018 and March 31, 2017, respectively, for payments received from withdrawn students.

Significant Judgments

We analyze revenue recognition on a portfolio approach under ASC Topic 606. Significant judgment is utilized in determining the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606. We have determined that all of our students can be grouped into one portfolio. Based on our past experience, students at different campuses, in different programs or with different funding all behave similarly. Enrollment agreements all contain similar terms, refund policies are similar across all institutions and all students work with the campus to obtain some type of funding, for example, Title IV Program funds, Veterans Administration funds, military funding, employer reimbursement or self-pay. We have significant historical data for our students which allows us to analyze collectability. We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each student contract separately.

Significant judgment is also required to assess collectability, particularly as it relates to students seeking funding under Title IV Programs. Because students are required to provide documentation, and in some cases extensive documentation, to the Department of Education to be eligible and approved for funding, the timeframe for this process can sometimes span between 90 to 120 days. We monitor the progress of students through the eligibility and approval process and assess collectability for the portfolio each reporting period to ensure that the collectability threshold is met.

For the quarters ended March 31, 2018 and 2017, we received a majority of our institutions’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships which represents a substantial portion of our consolidated revenues and are all low risk of collectability.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts as determined on a student-by-student basis at the end of the reporting period. Student receivables, net are reflected on our condensed consolidated balance sheets as components of both current and non-current assets. We do not accrue interest on past due student receivables; interest is recorded only upon collection.

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

As of March 31, 2018 and December 31, 2017, the amount of non-current student receivables under these programs along with payment plans that are longer than 12 months in duration, net of allowance for doubtful accounts, was $2.8 million and $2.5 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended March 31, 2018	$22,534	$7,013	$(6,996)	$22,551
For the quarter ended March 31, 2017	$23,142	$8,292	$(7,281)	$24,153

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $1.3 million and $1.5 million for the quarters ended March 31, 2018 and 2017, respectively.

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

7. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. As part of the process to wind down these teach-out campuses, the Company also announced that it will align its corporate overhead to support a more streamlined and focused operating entity. Most notably, we have recorded charges within our All Other Campuses segment and our corporate functions as we continue to align our overall management structure. Each of our teach-out campuses offer current students the reasonable opportunity to complete their course of study. The majority of these teach-out campuses have ceased operations as of March 31, 2018, with the remainder expected to cease operations by December 31, 2018.

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters ended March 31, 2018 and 2017 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges	Payments	Non-cash Adjustments (1)	Balance, End of Period
For the quarter ended March 31, 2018	$2,170	$-	$(917)	$(79)	$1,174
For the quarter ended March 31, 2017	$8,686	$-	$(1,889)	$(173)	$6,624

(1)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $1.2 million and $2.1 million, respectively, as of March 31, 2018 and December 31, 2017, which is recorded within current accrued expenses – payroll and related benefits.

In addition, as of March 31, 2018, we have an accrual of approximately $0.4 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

Remaining Lease Obligations of Continuing Operations

We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations, primarily associated with our teach-out campuses. These costs are recorded within educational services and facilities expense on our unaudited condensed consolidated statements of income and comprehensive income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our condensed consolidated balance sheets. Changes in our future minimum lease obligations for vacated space related to our continuing operations for the quarters ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended March 31, 2018	$20,763	$432	$(5,352)	$-	$15,843
For the quarter ended March 31, 2017	$36,814	$4,457	$(5,999)	$(862)	$34,410

_____________

(1)Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

In addition to the severance charges detailed above, our six remaining teach-out campuses will have remaining lease obligations following the eventual campus closure. The total remaining estimated charge as of March 31, 2018, for all restructuring events reported within continuing operations related to the remaining lease obligation for these leases, once the campus completes the close process, and adjusted for possible lease buyouts and sublease assumptions is approximately $3 million. The amount related to each campus will be recorded at each campus closure date based on current estimates and assumptions related to the amount and timing of sublease income. This is in addition to approximately $68.2 million of charges related to remaining obligations for continuing operations which were recorded since 2015.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $11.8 million and $8.7 million at March 31, 2018 and December 31, 2017, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

The Company’s liability pursuant to the settlement will depend on how many settlement class members return valid claim forms, but is currently estimated to be $6.3 million. If all settlement class members returned valid claim forms the total amount would be approximately $14.0 million. Because it is uncertain how many class members will return valid claim forms, the Company based its best estimate upon several factors, including responses received to date, time left for class members to respond and third party estimates. Accordingly, as of March 31, 2018, the Company has a reserve of $6.3 million related to this matter, of which $3.5 million was recorded during the first quarter of 2018.

The settlement terms also provide that the court will determine the amount of attorneys’ fees and costs payable by the Company to counsel for plaintiffs, although the parties have agreed that the attorneys’ fees and costs awarded shall be in the range of $3.75 to $8.0 million. Because the amount of attorneys’ fees and costs that the court will determine is uncertain, the Company does not have a best estimate where in that range the liability is likely to be. Accordingly, as of March 31, 2018, the Company has a reserve of $3.75 million related to the attorneys’ fees and costs.

In addition to the settlement class members, there are approximately 1,100 individuals that have been compelled to arbitration pursuant to a January 21, 2016 appellate court ruling. The number of these individuals who may choose to pursue their claims separately on their own behalf is uncertain. As of April 27, 2018, approximately 115 individual arbitration claims have been filed.

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

OIG Audit

         Our schools and universities are subject to periodic audits by various regulatory bodies, including ED’s Office of Inspector General ("OIG"). In June 2010, the OIG commenced an audit of CTU’s administration of Title IV and other federal program funds covering the period July 5, 2009 to May 16, 2010 (the “Audit Period”). On January 13, 2012, the OIG issued a draft report identifying three findings which were subsequently contested by CTU on March 2, 2012. On October 24, 2012, CTU provided a further response challenging the findings directly to ED's Office of Federal Student Aid. ED’s review of the OIG’s audit findings and CTU’s response led them to request that CTU perform two complete file reviews for the Audit Period to determine potential liability on two issues associated with one of the three findings. The Company completed these file reviews and provided supporting documentation to ED on April 10, 2013. On April 29, 2016, ED revisited its earlier request and further directed CTU to perform these same two file reviews for an additional time period that extended from the end of the Audit Period through June 30, 2011, which CTU promptly completed and submitted to ED. On April 2, 2018, we received ED’s final audit determination letter which assessed liability consistent with the results of the student file reviews we completed and provided to ED in 2013 and 2016 and consistent with the $1.0 million reserve previously recorded related to this matter.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended March 31,
	2018	2017
Pretax income	$21,382	$10,098
Provision for income taxes	$3,498	$4,501
Effective rate	16.4%	44.6%

As of December 31, 2017, a valuation allowance of $50.5 million was maintained with respect to our foreign tax credits, separate state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance as of March 31, 2018.

The effective tax rate for the quarter ended March 31, 2018, was primarily impacted by excess tax benefits associated with stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarter by 9.3%. The effective tax rate for the current quarter also reflects the reduction in the U.S. corporate tax rate from 35% to 21% resulting from the enactment of the Tax Cuts and Jobs Act that became effective in January 2018. For the quarter ended March 31, 2017, the effective tax rate was primarily impacted by tax reserves recorded in the quarter and the tax effect of expenses that are not deductible for tax purposes.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.9 million in the next twelve months as a result of the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2018 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2018, we had accrued $1.7 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of March 31, 2018, there were approximately 3.1 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.7 million shares issuable upon exercise of outstanding options and (ii) 1.0 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of March 31, 2018. Additionally, as of March 31, 2018 under the previous Career Education Corporation 2008 Incentive Compensation Plan, there were approximately 2.3 million shares issuable upon exercise of outstanding options and 0.6 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan and effective May 24, 2016 all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of March 31, 2018, we estimate that compensation expense of approximately $8.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the quarter ended March 31, 2018 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	2,868	$9.86
Granted	273	13.80
Exercised	(60)	13.32
Cancelled	(23)	14.03
Outstanding as of March 31, 2018	3,058	$10.11
Exercisable as of March 31, 2018	1,985	$11.29

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock generally vest as follows: 25% per year over a four-year service period or one-third for each of the first through third anniversary of the grant date. Restricted stock units which are “performance-based” are subject to performance conditions that, even if the requisite service period is met, may reduce the number of units of restricted stock that vest at the end of the requisite service period or result in all units being forfeited. The performance-based restricted stock units generally vest three years after the grant date or vest 20% after the first year, 50% after the second year and 30% after the third year. Also, certain awards granted in the second quarter of 2015 for retention purposes are subject to accelerated vesting and cash settlement in the event of an involuntary not-for-cause termination of employment by the Company.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the quarter ended March 31, 2018 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017	1,454	$5.32
Granted	528	13.80
Vested	(642)	5.01
Forfeited	(49)	5.57
Outstanding as of March 31, 2018	1,291	$8.93

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

The following table summarizes information with respect to all deferred stock units during the quarter ended March 31, 2018 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017 (1)	76	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2018 (1)	76	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally vest 25% per year over a four-year service period beginning on the date of grant. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2016 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units during the quarter ended March 31, 2018 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2017	472
Granted	-
Vested	(192)
Forfeited	(27)
Outstanding as of March 31, 2018	253

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $1.1 million of expense for the first quarter of 2018 for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters ended March 31, 2018 and 2017 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2018	2017
Stock options	$424	$372
Restricted stock units settled in stock	1,072	733
Restricted stock units settled in cash	1,068	692
Total stock-based compensation expense	$2,564	$1,797

Performance Unit Awards. Performance unit awards granted during 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. We recorded $0.7 million and $0.6 million of expense related to these awards for the quarters ended March 31, 2018 and March 31, 2017, respectively.

11. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2018 and 2017 were as follows:

	For the Quarter Ended March 31,
	2018	2017
Basic common shares outstanding	69,216	68,578
Common stock equivalents	1,903	1,741
Diluted common shares outstanding	71,119	70,319

For the quarters ended March 31, 2018 and 2017, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.8 million and 1.1 million shares for the quarters ended March 31, 2018 and 2017, respectively.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of March 31, 2018, our three segments are:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2018, students enrolled at CTU represented approximately 67% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2018, students enrolled at AIU represented approximately 32% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

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

•

Our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. These non-LCB campuses offer academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. These campuses comprised our former Transitional Group segment. Campuses that have not yet ceased operations as of March 31, 2018 will complete their teach-outs during 2018. As of March 31, 2018, students enrolled at these campuses represented less than 1% of our total enrollments. During the first quarter of 2018, we completed the teach-out of one non-LCB campus.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
CTU	$94,607	63.9%	$94,035	58.0%	$27,185	$23,020
AIU	53,121	35.9%	54,253	33.5%	4,136	4,656
Total University Group	147,728	99.8%	148,288	91.5%	31,321	27,676
Corporate and Other	-	NM	-	NM	(4,542)	(4,549)
Subtotal	147,728	99.8%	148,288	91.5%	26,779	23,127
All Other Campuses	337	0.2%	13,821	8.5%	(6,250)	(13,346)
Total	$148,065	100.0%	$162,109	100.0%	$20,529	$9,781

	Total Assets as of (1)
	March 31, 2018	December 31, 2017
CTU	$76,070	$72,988
AIU	54,973	51,832
Total University Group	131,043	124,820
Corporate and Other	296,136	291,211
Subtotal	427,179	416,031
All Other Campuses	28,059	29,098
Discontinued Operations	2,098	1,967
Total	$457,336	$447,096

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

13. DISCONTINUED OPERATIONS

As of March 31, 2018, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2018	2017
Total operating expenses	$498	$663
Loss before income tax	$(498)	$(663)
Benefit from income tax	(116)	(243)
Loss from discontinued operations, net of tax	$(382)	$(420)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 include the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Assets:
Current assets:
Receivables, net	$513	$382
Total current assets	513	382
Non-current assets:
Deferred income tax assets, net	1,585	1,585
Total assets of discontinued operations	$2,098	$1,967
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$113	$185
Remaining lease obligations	4,188	5,516
Total current liabilities	4,301	5,701
Non-current liabilities:
Remaining lease obligations	-	785
Total liabilities of discontinued operations	$4,301	$6,486

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters ended March 31, 2018 and 2017, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Balance, End of Period
For the quarter ended March 31, 2018	$6,301	$64	$(2,177)	$4,188
For the quarter ended March 31, 2017	$14,474	$365	$(2,719)	$12,120

(1)	Includes subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “should,” “will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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

•	our ability to successfully defend litigation and other claims brought against us;
•	the success of our initiatives to improve student experiences, retention and outcomes;
•	the ability of our new student admissions and advising centers near Phoenix, Arizona, to achieve anticipated operating performance;
•	negative trends in the real estate market which could impact the costs related to teaching out campuses and the success of our initiatives to reduce our real estate obligations;
•	our ability to achieve anticipated cost savings and business efficiencies;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

Readers are also directed to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and its subsequent filings with the Securities and Exchange Commission for information about other risks and uncertainties, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Form 10-K.

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

OVERVIEW

Our academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two universities – American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational demands of today’s busy adults. AIU and CTU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Additionally, CEC is in the process of teaching out campuses within our All Other Campuses segment. Campuses within this segment include those which are being taught out or those which have completed their teach-out activities. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date. During the first quarter of 2018, the Company completed the teach-out of one campus, Sanford-Brown San Antonio, which continues to be reported within the All Other Campuses segment as part of continuing operations in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2018 Quarterly Reports on Form 10-Q.

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

2018 First Quarter Overview

The first quarter of 2018 operating results reflected progress against our key objectives of sustainable and responsible growth within the University Group. We continue to be encouraged by the momentum of our University Group, which we believe has been driven by our investments in student-serving processes and initiatives.

We believe the education industry continues to grow and it is important to evolve with the changing needs of students and employers. Our universities are focused on further differentiating our educational offerings and continuing to leverage technology to enhance learning, increase the depth and breadth of our program offerings and build corporate partnerships.

The University Group continues to focus on improving the effectiveness of the student recruiting and onboarding process by improving the efficiency and tenure of admissions personnel supported by strong training and development. We have also invested in faculty, advising and admissions which have driven an approximate 12% increase in University staffing during the first quarter of 2018 as compared to the prior year quarter. Additionally, we believe our orientation process with continued follow up in new student outreach and preparedness has improved student experiences after they start school as well as positively impacted student retention. Our personalized graduate team model at AIU is fully rolled out with cross-functional strategies between admissions, advising and financial aid functions aimed at improving student engagement prior to beginning school and continuing through their first academic term as they adjust to their program.

Technology is also a key focus and important competitive advantage and we have focused some of our investments in expanding our capabilities in this area. Subsequent to the rollout of the faculty mobile application at both universities in the fourth quarter of 2017, CTU is now testing two-way messaging to support seamless communications between students, faculty and support services. CTU is also investing in a retention analytics tool to pinpoint areas of focus to further improve overall student retention. We expect to learn from the CTU initiatives and benefit from these processes across the AIU platform over time. We also continue to expand our personalized learning platform to additional courses at both universities.

We will continue to focus on investments and initiatives to align our University Group with the student interest trends and growth enablers we believe are impacting the postsecondary education industry.

Financial Highlights

Revenue from continuing operations in the first quarter of 2018 decreased $14.0 million or 8.7% as compared to the prior year quarter, primarily as a result of the substantial completion of the teach-out of campuses within the All Other Campuses segment. For the first quarter of 2018, we reported operating income of $20.5 million as compared to operating income of $9.8 million for the prior year quarter. This improvement was driven by reduced operating costs at our teach-out campuses and continued efficiency in our marketing and advertising costs within our University Group. Lastly, we reported cash provided by operations for the current quarter of $11.1 million as compared to cash used by operations of $39.1 million for the prior year quarter. The prior year cash usage included a payment of $32.0 million for legal settlements.

For our University Group, revenue decreased $0.6 million or 0.4% as compared to the prior year quarter. Revenue within our CTU segment increased $0.6 million or 0.6% driven by an increase in total enrollments. CTU’s revenue increase was more than offset with a decrease of $1.1 million or 2.1% within our AIU segment. AIU’s revenue decrease was a result of one less revenue-generating day during the current quarter as compared to the prior year quarter due to AIU’s academic calendar redesign. Operating income for the University Group increased $3.6 million or 13.2% primarily as a result of marketing and advertising cost efficiencies as well as improvements within bad debt expense, which were partially offset with ongoing investments in student-serving processes and initiatives. AIU’s operating income decreased $0.5 million or 11.2% for the quarter as a result of an increase in depreciation expense. Student support staffing at our universities is up sequentially from the previous quarter and future impacts from efficiencies in marketing and advertising costs will be less than in prior quarters and as a result we may experience some quarterly variability in operating performance in future quarters.

New and total student enrollments for our CTU segment increased 4.6% and 2.8%, respectively, as compared to the prior year quarter. CTU’s enrollment growth is a result of improving retention trends, our investment in the admissions and advising center in Arizona as well as our ongoing initiatives to enhance student engagement. New and total student enrollments for our AIU segment decreased 51.5% and 12.8%, respectively, as compared to the prior year quarter. First quarter enrollments at AIU were impacted by the academic calendar redesign which resulted in 57% fewer enrollment days for the quarter as compared to the prior year quarter. The first quarter decrease is expected to be approximately offset by new student enrollments during the second and third quarters of 2018 due to the timing impact of the calendar redesign. In general, enrollment days attributable to any given quarter are the available days during which a prospective student can apply to start school in that quarter. Additionally, the variability in quarterly enrollment days will not materially impact revenue trends which are primarily driven by the underlying long-term enrollment trends, and for the full year of 2018 we expect revenue for AIU to grow as compared to the prior year.

Within our All Other Campuses segment, operating loss of $6.3 million improved 53.2% compared to the prior year quarter as we continued to eliminate costs as campuses completed their teach-outs. We had approximately 60 students remaining within six teach-out campuses as of the end of the first quarter of 2018 who are scheduled to complete their programs during 2018. As the teach-out campuses complete their closure in 2018, we expect to see expenses further decrease.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the University Group and Corporate was $29.2 million for the current quarter as compared to $25.7 million in the prior year quarter, driven by continued efficiency in marketing and advertising costs, partially offset with ongoing investments in student-serving processes and initiatives, including the new admissions and advising centers in Arizona. Adjusted operating loss for the All Other Campuses segment improved to $3.4 million for the current quarter as compared to an adjusted operating loss of $9.8 million in the prior year quarter as a result of reduced expenses as we near the end of teach-out completion.

Adjusted operating income (loss) for the quarters ended March 31, 2018 and 2017 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL
	For the Quarter Ended March 31,
Adjusted Operating Income (Loss)	2018	2017
University Group and Corporate:
Operating income (1) (2)	$26,779	$23,127
Depreciation and amortization (2)	2,467	2,531
Adjusted Operating Income -- University Group and Corporate	$29,246	$25,658

All Other Campuses:
Operating loss (1) (4)	$(6,250)	$(13,346)
Depreciation and amortization (4)	115	1,379
Unused space charges (3) (4)	(751)	2,157
Significant legal settlements (4)	3,491	-
Adjusted Operating Loss -- All Other Campuses	$(3,395)	$(9,810)

_________________

(1)

Operating income for the University Group and Corporate and operating loss for All Other Campuses make up the components of operating income. A reconciliation of these components for the quarters ended March 31, 2018 and 2017 is presented below:

	ACTUAL
	For the Quarter Ended March 31,
	2018	2017
Operating income for University Group and Corporate	$26,779	$23,127
Operating loss for All Other Campuses	(6,250)	(13,346)
Operating income	$20,529	$9,781
(2)	Amounts relate to the University Group and Corporate.
(3)

Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exiting leased space as the Company continues to right-size the organization and therefore are not considered representative of ongoing operations. As terminations or subleases occur for these spaces, we may experience reversals of previous charges or additional charges.

(4)	Amounts relate to All Other Campuses.

Outlook

Consistent with our objective of sustainable and responsible growth, we are affirming our previously provided full year outlook for adjusted operating income for 2018 and 2019 as well as our ending cash balances for 2018 and 2019. We currently expect the following results, subject to the key assumptions identified below (see the GAAP to non-GAAP reconciliation for adjusted operating income (loss) below):

Financial Outlook:

•	Year end 2018: total company adjusted operating income in the range of $99 million to $106 million and University Group and Corporate in the range of $110 million to $115 million.
•	Second quarter 2018: total company adjusted operating income in the range of $19.5 million to $21.5 million and University Group and Corporate in the range of $22.5 million to $24.0 million.
•	Year end 2018 cash, cash equivalents, restricted cash and short-term investments to be in the range of $220 million to $225 million.
•	Adjusted operating income for the total company to grow in 2019 as compared to 2018 and our ending cash balances for 2019 to increase as compared to 2018.

	For the Quarter Ending June 30,	For the Year Ending December 31,
	OUTLOOK	OUTLOOK
	2018	2018
Total Company:
Operating income	$14M - $16M	$81M - $88M
Depreciation and amortization	~2.5	~10
Unused space charges	~3	~4.5
Significant legal settlements	-	3.5
Adjusted Operating Income - Total Company	$19.5M - $21.5M	$99M - $106M

University Group and Corporate:
Operating income	$20.0M - $21.5M	$100M - $105M
Depreciation and amortization	~2.5	~10M
Adjusted Operating Income - University Group and Corporate	$22.5M - $24M	$110M - $115M

University Group Enrollment Outlook:

•	CTU
o	New student enrollments for the second quarter of 2018 are expected to increase as compared to the prior year quarter.
•	AIU:
o	We expect growth in new student enrollments in the second and third quarter. This growth is expected to approximately offset the decline in the first quarter of 2018.
o	We expect 2018 full year revenue growth at AIU.

Forward looking adjusted operating income (loss) expectations are presented in the reconciliation of GAAP to non-GAAP items above. Operating income (loss), which is the most directly comparable GAAP measure to adjusted operating income (loss), may not follow the same trends as discussed in the outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as depreciation, amortization, asset impairment charges and significant legal settlements. The operating income (loss) and adjusted operating income (loss), enrollment and cash outlook provided above for 2018 and 2019 are based on the following key assumptions and factors, among others: (i) prospective student interest in our programs continues to trend in line with recent experiences, (ii) initiatives and investments in student-serving processes and initiatives continue to positively impact enrollment trends within the University Group, (iii) achievement of anticipated recovery rates for our real estate obligations and timing of any associated lease termination payments in line with our current expectations, (iv) no material changes in the legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” and gainful employment regulations and any modifications thereto, and (v) no material changes in the estimated amount of compensation expense that could be impacted by changes in our stock price. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

We entered 2018 with positive momentum and are continuing to execute well against our objectives to drive sustainable and responsible growth. We will continue to make investments in our student-serving processes and initiatives and remain focused on technology and delivering quality academic outcomes as key enablers of growth. We will continue to experience some variability in quarterly results driven by the timing of our operating expenses and the varying impacts from our initiatives, including the ongoing impacts of the academic calendar redesign at AIU, but remain confident in our long-term outlook. Our universities are positioned well to serve the student interest trends we expect to see in the postsecondary education industry and we will continue to balance our objectives of effective and efficient student services with our financial and operating commitments as we strive to create better experiences and academic outcomes for our students. Lastly, with anticipated cash generation in 2018 and 2019, we will continue to evaluate diverse strategies to enhance shareholder value while maintaining adequate liquidity and capital for student-serving investments at our University Group.

Regulatory Updates

         Rulemaking Initiatives. On June 14, 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to the borrower defense to repayment regulations as well as the gainful employment regulation. Committee negotiations commenced in late 2017. These two separate rulemaking committees each met several times to discuss proposed alternatives to the previous regulations and failed to reach consensus on what an alternative set of regulations should be. As a result, ED is able to propose its own version of alternative proposed regulations for public comment. ED has not established a final schedule for publication of proposed or final regulations; however, any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019. The outcome of these rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2018 and 2017 (dollars in thousands):

	For the Quarter Ended March 31,
	2018	% of Total Revenue	2017	% of Total Revenue
TOTAL REVENUE	$148,065		$162,109
OPERATING EXPENSES
Educational services and facilities (1)	26,946	18.2%	40,173	24.8%
General and administrative: (2)
Advertising	31,878	21.5%	40,136	24.8%
Admissions	24,006	16.2%	20,566	12.7%
Administrative	35,111	23.7%	39,251	24.2%
Bad debt	7,013	4.7%	8,292	5.1%
Total general and administrative expense	98,008	66.2%	108,245	66.8%
Depreciation and amortization	2,582	1.7%	3,910	2.4%
OPERATING INCOME	20,529	13.9%	9,781	6.0%

PRETAX INCOME	21,382	14.4%	10,098	6.2%
PROVISION FOR INCOME TAXES	3,498	2.4%	4,501	2.8%
Effective tax rate	16.4%		44.6%

INCOME FROM CONTINUING OPERATIONS	17,884	12.1%	5,597	3.5%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(382)	-0.3%	(420)	-0.3%
NET INCOME	$17,502	11.8%	$5,177	3.2%

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

Revenue

Current quarter revenue decreased 8.7% or $14.0 million as compared to the prior year quarter driven by an overall 8.4% decline in total student enrollments. Excluding All Other Campuses, which no longer enroll new students as they teach out each campus, revenue for our ongoing operations decreased 0.4% or $0.6 million, primarily driven by the academic calendar redesign within AIU which impacts the number of revenue generating days as compared to prior periods. Revenue within our CTU segment increased $0.6 million or 0.6%.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2018	% of Total Revenue	2017	% of Total Revenue
Educational services and facilities:
Academics & student related	$22,599	15.3%	$26,959	16.6%
Occupancy	4,347	2.9%	13,214	8.2%
Total educational services and facilities	$26,946	18.2%	$40,173	24.8%

The decrease in educational services and facilities expense as compared to the prior year quarter was primarily driven by a decrease within occupancy expense as a result of the exit or subleases of facilities as campuses complete their teach-out. As campuses cease operations, a charge is recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. The current quarter also benefitted from lower academics and student related costs within our teach-out campuses as a result of the campus closures, partially offset with increases within the University Group to support the growing total enrollment.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2018	% of Total Revenue	2017	% of Total Revenue
General and administrative:
Advertising	$31,878	21.5%	$40,136	24.8%
Admissions	24,006	16.2%	20,566	12.7%
Administrative	35,111	23.7%	39,251	24.2%
Bad Debt	7,013	4.7%	8,292	5.1%
Total general and administrative expense	$98,008	66.2%	$108,245	66.8%

General and administrative expense decreased by 9.5% or $10.2 million for the current quarter as compared to the prior year quarter primarily driven by decreases in advertising and administrative expenses. The lower advertising expense was substantially related to decreased expenses within our University Group related to efficiencies developed within certain marketing channels that optimized our processes related to receiving prospective student inquiries. Administrative expense was lower as compared to the prior year quarter due to reductions associated with the teach-out campuses as well as reductions in corporate expenses. Admissions expense increased for the current quarter as compared to the prior year quarter primarily due to increased salary and related expenses within the University Group to enhance student onboarding and investments in new admissions and advising centers in Arizona.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2018	% of Segment Revenue	2017	% of Segment Revenue
Bad debt expense:
CTU	$4,488	4.7%	$6,039	6.4%
AIU	2,543	4.8%	2,354	4.3%
Total University Group	7,031	4.8%	8,393	5.7%
Corporate and Other	137	NM	140	NM
Sub Total	7,168	4.9%	8,533	5.8%
All Other Campuses	(155)	-46.0%	(241)	-1.7%
Total bad debt expense	$7,013	4.7%	$8,292	5.1%

          Bad debt expenses decreased by 15.4% or $1.3 million for the current quarter as compared to the prior year quarter primarily driven by decreases related to improvements within CTU’s collections as well as increased efforts to assist students with completing their funding packages at the beginning of their academic year. AIU continues to focus on implementation of improvement to processes related to collection efforts and completion of funding packages for students.

Operating Income

The operating income reported for the current quarter improved by 109.9% or $10.7 million compared to the prior year quarter. Improvements within operating losses from teach-out campuses were a result of fewer teach-out campuses remaining in the current quarter as compared to the prior year quarter. Operating income generated within our University Group was primarily driven by continued improvements in operating efficiencies within CTU which was partially offset with increased depreciation expenses within AIU. Initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions continue to drive improvements in operating margins within our University Group.

Provision for Income Taxes

For the quarter ended March 31, 2018, we recorded a provision for income taxes of $3.5 million or 16.4% as compared to a provision for income taxes of $4.5 million or 44.6% for the prior year quarter. The effective tax rate for the quarter ended March 31, 2018 was primarily impacted by excess tax benefits associated with stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarter by 9.3%. The effective tax rate for the current quarter also reflects the reduction in the U.S. corporate tax rate from 35% to 21% resulting from the enactment of the Tax Cuts and Jobs Act that became effective in January 2018. For the full year 2018, we expect our effective tax rate to be between 23% and 26%. For the quarter ended March 31, 2017, the effective tax rate was primarily impacted by tax reserves recorded in the quarter and the tax effect of expenses that are not deductible for tax purposes.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING INCOME (LOSS) MARGIN
	2018	2017	% Change	2018	2017	% Change	2018	2017
REVENUE:
CTU	$94,607	$94,035	0.6%	$27,185	$23,020	18.1%	28.7%	24.5%
AIU	53,121	54,253	-2.1%	4,136	4,656	-11.2%	7.8%	8.6%
Total University Group	147,728	148,288	-0.4%	31,321	27,676	13.2%	21.2%	18.7%
Corporate and Other	-	-	NM	(4,542)	(4,549)	0.2%	NM	NM
Subtotal	147,728	148,288	-0.4%	26,779	23,127	15.8%	18.1%	15.6%
All Other Campuses	337	13,821	-97.6%	(6,250)	(13,346)	NM	NM	NM
Total	$148,065	$162,109	-8.7%	$20,529	$9,781	109.9%	13.9%	6.0%

	NEW STUDENT ENROLLMENTS			TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended March 31,			As of March 31,
	2018	2017	% Change	2018	2017	% Change
CTU	5,260	5,030	4.6%	22,200	21,600	2.8%
AIU	2,390	4,930	-51.5%	10,900	12,500	-12.8%
Total University Group	7,650	9,960	-23.2%	33,100	34,100	-2.9%
All Other Campuses (1)	-	-	NM	60	2,100	NM
Total	7,650	9,960	-23.2%	33,160	36,200	-8.4%

(1)	Teach-out campuses within the All Other Campuses segment no longer enroll new students upon teach out effective date.

University Group. Current quarter revenue decreased by $0.6 million or 0.4% as compared to the prior year quarter. This decrease in revenue was primarily driven by one less revenue-generating day for AIU, for the current quarter as compared to the prior year quarter, which drove a decrease of $1.1 million or 2.1% for this segment. AIU’s decline in new and total enrollments for the quarter was primarily related to quarterly variability in new student enrollments as a result of the academic calendar redesign. We expect to experience continued quarterly variability in comparisons for AIU as a result of the academic calendar redesign. CTU experienced positive total enrollment growth of 2.8% as compared to the prior year quarter, which drove an increase to revenue of $0.6 million or 0.6% as compared to the prior year quarter. Additionally, AIU and CTU continue to focus on initiatives and investments in student-serving functions, including the admissions and advising centers in Arizona, as well as enhanced onboarding and orientation processes that we believe positively benefit student retention.

Current quarter operating income for the University Group increased $3.6 million or 13.2% as compared to the prior year quarter. Current year operating income for CTU increased $4.2 million or 18.1% as compared to the prior year quarter. The increase in revenue, improved efficiencies in advertising costs and improvements in bad debt drove operating margin to improve by 4.2% for the CTU segment. AIU’s operating income decreased $0.5 million or 11.2% for the current quarter as compared to the prior year quarter primarily driven by increases in depreciation expense.

Advertising expenses within our University Group decreased 20.6% or $8.3 million for the current quarter as compared to the prior year quarter due to efficiencies across various marketing channels while maintaining the level of student inquiries.

All Other Campuses. This segment includes our campuses that are currently being taught out or have completed their teach-outs since January 1, 2015.

The current quarter decline in revenue as compared to the prior year quarter is primarily a result of the decrease in total student enrollments as campuses complete their closures. The operating loss improved by $7.1 million or 53.2% for the current quarter as compared to the prior year quarter primarily due to overall decreases in general and administrative costs as campuses cease operations.

As of March 31, 2018, the Company had completed the teach-outs of all LCB campuses and has six remaining non-LCB campuses which are scheduled to complete their teach-outs during 2018. We expect revenue and operating expenses to continue to decline compared to prior periods as campuses wind down their operations through 2018.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss for the current quarter remained relatively flat as compared to the prior year quarter.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2018, cash, cash equivalents, restricted cash and available-for-sale short-term investments totaled $187.6 million. Restricted cash and investment balances as of March 31, 2018 approximate $5.4 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. The recent losses from our All Other Campuses segment and associated lease payments for vacated spaces have driven a net cash usage in recent years. However, as we execute on our transformation strategy and complete the wind-down of our teach-out campuses, we expect our cash usage to moderate and to begin generating cash in 2018. We expect to end 2018 with cash, cash equivalents, restricted cash and available-for-sale short-term investments, in the range of $220 million to $225 million. These expectations are based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We continue to focus on our transformation strategy which we believe will transition CEC to a period of sustainable and responsible growth. Our credit facility allows us to borrow up to a maximum amount of $95 million and is scheduled to mature on December 31, 2018. Amounts borrowed under the credit facility are required to be secured with 100% cash collateral.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 8 “Contingencies” to our unaudited condensed consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to ED, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Sources and Uses of Cash

Operating Cash Flows

During the quarter ended March 31, 2018, net cash flows provided by operating activities totaled $11.1 million compared to net cash flows used in operating activities of $39.1 million for the quarter ended March 31, 2017. The improvement in cash flow from operations as compared to the prior year is primarily driven by payment of $32.0 million of legal settlements in the prior year quarter. Lower operating losses at our teach-out campuses and improved operating performance within the University Group contributed to positive cash flow from operations in the current quarter.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2018 and 2017, approximately 79% and 75%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarter ended March 31, 2018 net cash flows used in investing activities totaled $2.9 million and during the quarter ended March 31, 2017 net cash flows provided totaled $3.6 million.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $1.5 million net cash outflow and a $4.3 million net cash inflow during the quarters ended March 31, 2018 and 2017, respectively.

Capital Expenditures. Capital expenditures increased to $1.4 million for the quarter ended March 31, 2018 as compared to $0.7 million for quarter ended March 31, 2017. Capital expenditures represented less than 1.0% of total revenue for each of the quarters ended March 31, 2018 and 2017. For the full year 2018, we expect capital expenditures to be approximately 1% to 2% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2018 and 2017, net cash flows used in financing activities totaled $2.1 million and $0.8 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $3.0 million for quarter ended March 31, 2018 and $0.9 million for the quarter ended March 31, 2017.

Credit Agreement. On December 11, 2015, we entered into a $95.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018 and amended our previous credit agreement entered into on October 31, 2014. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. As of March 31, 2018, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2017 to March 31, 2018 were as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	$23,915	$18,875	27%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	20,345	32,910	-38%
Deferred revenue	30,278	22,897	32%

          Student receivables, net: The increase is driven by a change in how we account for student receivables under ASC Topic 606.

          Accrued expenses - payroll and related benefits: The decrease is driven by the payments during the first quarter of 2018 of annual incentive compensation items.

          Deferred revenue: The increase is driven by a change in how we account for contract assets under ASC Topic 606.

Contractual Obligations

As of March 31, 2018, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2018 (5)	2019	2020	2021	2022 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$13,081	$13,728	$11,125	$7,792	$13,443	$59,169
Teach-out campuses and discontinued operations (3)	26,899	10,246	5,348	1,744	-	44,237
Total gross operating lease obligations	$39,980	$23,974	$16,473	$9,536	$13,443	$103,406

Sublease income (4)
Ongoing operations (2)	$259	$258	$107	$-	$-	$624
Teach-out campuses and discontinued operations (3)	4,988	3,718	2,484	784	-	11,974
Total sublease income	$5,247	$3,976	$2,591	$784	$-	$12,598

Net operating lease obligations
Ongoing operations (2)	$12,822	$13,470	$11,018	$7,792	$13,443	$58,545
Teach-out campuses and discontinued operations (3)	21,911	6,528	2,864	960	-	32,263
Total net contractual lease obligations	$34,733	$19,998	$13,882	$8,752	$13,443	$90,808

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include University Group and Corporate.
(3)	Amounts relate to campuses announced for teach-out which include our All Other Campuses segment.
(4)	Amounts provided are for executed sublease arrangements.
(5)	Amounts provided are for the full year 2018.

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

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of March 31, 2018, we had no outstanding borrowings under this facility.

During the first quarter of 2018 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of March 31, 2018 and December 31, 2017. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency exposure is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

           In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on February 21, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2017				$183,296,772
January 1, 2018—January 31, 2018	-	$-	-	183,296,772
February 1, 2018—February 28, 2018	-	-	-	183,296,772
March 1, 2018—March 31, 2018	215,215	13.85	-	183,296,772
Total	215,215		-

(1)

Includes 196,210 and 19,005 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)

As of March 31, 2018, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+*10.1	2018 Annual Incentive Award Program pursuant to the Career Education Corporation 2016 Incentive Compensation Plan

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the SEC on May 2, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 2, 2018	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2018	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)