Form 10-Q
period 2018-06-30
CAREER EDUCATION CORP
filed 2018-08-01
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 25, 2018: 69,723,488

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$33,175	$18,110
Restricted cash	789	789
Restricted short-term investments	4,570	5,070
Short-term investments	151,571	156,178
Total cash and cash equivalents, restricted cash and short-term investments	190,105	180,147
Student receivables, net of allowance for doubtful accounts of $22,098 and $20,533 as of June 30, 2018 and December 31, 2017, respectively	24,992	18,875
Receivables, other, net	1,948	1,163
Prepaid expenses	10,957	7,722
Inventories	914	1,112
Other current assets	1,607	1,319
Assets of discontinued operations	171	382
Total current assets	230,694	210,720

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $196,487 and $213,825 as of June 30, 2018 and December 31, 2017, respectively	30,829	33,230
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 as of both June 30, 2018 and December 31, 2017	7,900	7,900
Student receivables, net of allowance for doubtful accounts of $2,170 and $2,001 as of June 30, 2018 and December 31, 2017, respectively	2,334	2,548
Deferred income tax assets, net	91,443	98,084
Other assets	6,649	5,673
Assets of discontinued operations	1,585	1,585
TOTAL ASSETS	$458,790	$447,096
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,297	$8,515
Accrued expenses:
Payroll and related benefits	22,895	32,910
Advertising and marketing costs	9,945	9,245
Income taxes	1,762	2,185
Other	33,834	31,233
Deferred revenue	23,050	22,897
Liabilities of discontinued operations	3,125	5,701
Total current liabilities	105,908	112,686

NON-CURRENT LIABILITIES:
Deferred rent obligations	14,827	15,277
Other liabilities	15,138	22,143
Liabilities of discontinued operations	-	785
Total non-current liabilities	29,965	38,205

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 85,115,123 and 84,279,533 shares issued, 69,723,487 and 69,117,803 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	851	843
Additional paid-in capital	624,869	621,008
Accumulated other comprehensive loss	(356)	(164)
Accumulated deficit	(81,874)	(108,127)
Treasury stock, at cost; 15,391,636 and 15,161,730 shares as of June 30, 2018 and December 31, 2017, respectively	(220,573)	(217,355)
Total stockholders' equity	322,917	296,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$458,790	$447,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME           (In thousands, except per share amounts)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2018	2017	2018	2017
REVENUE:
Tuition and fees	$141,344	$145,507	$288,854	$306,884
Other	692	715	1,247	1,447
Total revenue	142,036	146,222	290,101	308,331

OPERATING EXPENSES:
Educational services and facilities	30,290	36,406	57,236	76,579
General and administrative	98,340	96,836	196,348	205,081
Depreciation and amortization	2,103	3,876	4,685	7,786
Total operating expenses	130,733	137,118	258,269	289,446
Operating income	11,303	9,104	31,832	18,885

OTHER INCOME:
Interest income	742	464	1,376	854
Interest expense	(106)	(113)	(215)	(226)
Miscellaneous (expense) income	(135)	253	193	293
Total other income	501	604	1,354	921

PRETAX INCOME	11,804	9,708	33,186	19,806
Provision for income taxes	2,940	5,045	6,438	9,546
INCOME FROM CONTINUING OPERATIONS	8,864	4,663	26,748	10,260

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(113)	(377)	(495)	(797)

NET INCOME	8,751	4,286	26,253	9,463

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(168)	222	(82)	263
Unrealized gain (loss) on investments	108	11	(110)	34
Total other comprehensive (loss) income	(60)	233	(192)	297
COMPREHENSIVE INCOME	$8,691	$4,519	$26,061	$9,760

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.13	$0.07	$0.39	$0.15
Loss from discontinued operations	-	(0.01)	(0.01)	(0.01)
Net income per share	$0.13	$0.06	$0.38	$0.14

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.12	$0.07	$0.38	$0.14
Loss from discontinued operations	-	(0.01)	(0.01)	(0.01)
Net income per share	$0.12	$0.06	$0.37	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,668	69,025	69,443	68,803
Diluted	71,562	70,884	71,239	70,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,253	$9,463
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	4,685	7,786
Bad debt expense	13,679	15,112
Compensation expense related to share-based awards	2,698	2,326
Deferred income taxes	6,641	8,744
Changes in operating assets and liabilities	(39,202)	(77,677)
Net cash provided by (used in) operating activities	14,754	(34,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(101,043)	(145,088)
Sales of available-for-sale investments	106,139	169,480
Purchases of property and equipment	(2,737)	(2,146)
Net cash provided by investing activities	2,359	22,246

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,170	2,459
Payments of employee tax associated with stock compensation	(3,218)	(1,101)
Net cash (used in) provided by financing activities	(2,048)	1,358

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	-	33

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,065	(10,609)
CASH AND CASH EQUIVALENTS, beginning of the period	18,899	50,882
CASH AND CASH EQUIVALENTS, end of the period	$33,964	$40,273

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

          During the second quarter of 2018, the Company completed the teach-out of three campuses: Briarcliffe Bethpage, Sanford-Brown Seattle and Sanford-Brown Online, which continue to be reported within the All Other Campuses segment as of June 30, 2018 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2018

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting. This amendment in this ASU expanded the accounting scope to include share-based payments issued to non-employees for goods or services to substantially align with share-based payments issue to employees. For public entities, ASU 2018-07 is effective for annual reporting periods and interim periods beginning after December 15, 2018; early adoption is permitted. We have evaluated and early adopted this guidance effective 2018. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU allows public companies to record provisional amounts in their annual and interim financial statements using an approach similar to the “measurement period” that US GAAP permits in connection with the accounting for a recently acquired business. During the measurement period, management records provisional amounts for the effects of the tax law changes that can be reasonably estimated. If the finalization of the effect results in a different number, the adjustment to the provisional amount that was initially recorded does not represent the correction of an error. Instead, the adjustment is recorded to income tax expense in the period it is identified. For all entities, ASU 2018-05 is effective for annual periods and interim periods upon discovery. We have evaluated and adopted this guidance beginning 2018. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard intended to improve and converge the financial reporting requirements between U.S. GAAP and International Financial Reporting Standards, which supersedes virtually all existing revenue recognition guidance under GAAP. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five step approach for the recognition of revenue. For all public business entities, ASU No. 2014-09 is effective for annual periods and interim periods beginning after December 15, 2017. We completed the assessment of our evaluation of the new standard on our accounting policies, processes and system requirements and adopted this guidance beginning 2018. We have adopted this guidance using the modified retrospective approach which applies to contracts that have remaining obligations as of January 1, 2018 and new contracts entered into subsequent to January 1, 2018. Under the modified retrospective approach, we do not restate comparative periods on our condensed consolidated financial statements. The adoption impacted the presentation of our financial condition and disclosures but did not impact our results of operations. See Note 5 “Revenue Recognition” for more information.

Recent accounting guidance not yet adopted

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income

(“AOCI”) to retained earnings in each period when the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. For all entities, ASU 2018-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosure.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$128,511	$17	$(336)	$128,192
Treasury and federal agencies	23,518	1	(140)	23,379
Total short-term investments	152,029	18	(476)	151,571
Restricted short-term investments (available for sale):
Non-governmental debt securities	4,570	-	-	4,570
Total investments (available for sale)	$156,599	$18	$(476)	$156,141

	December 31, 2017
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$830	$-	$-	$830
Non-governmental debt securities	125,485	7	(222)	125,270
Treasury and federal agencies	30,211	-	(133)	30,078
Total short-term investments	156,526	7	(355)	156,178
Restricted short-term investments (available for sale):
Non-governmental debt securities	5,070	-	-	5,070
Total investments (available for sale)	$161,596	$7	$(355)	$161,248

In the table above, unrealized holding gains (losses) as of June 30, 2018 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

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

As of June 30, 2018, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$15,000	$117,762	$-	$132,762
Treasury and federal agencies	-	23,379	-	23,379
Totals	$15,000	$141,141	$-	$156,141

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$830	$-	$830
Non-governmental debt securities	31,500	98,840	-	130,340
Treasury and federal agencies	-	30,078	-	30,078
Totals	$31,500	$129,748	$-	$161,248

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of June 30, 2018, our investment in an equity affiliate equated to a 30.7%, or $3.0 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended June 30, 2018 and 2017, we recorded approximately $0.2 million of loss and $0.1 million of gain, respectively, and during the years to date ended June 30, 2018 and June 30, 2017, we recorded $0.1 million of loss for each of the respective periods, related to our proportionate investment in CCKF within miscellaneous (expense) income on our unaudited condensed consolidated statements of income and comprehensive income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid to CCKF for the quarters and years to date ended June 30, 2018 and 2017 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2018	$377
For the quarter ended June 30, 2017	$332
For the year to date ended June 30, 2018	$753
For the year to date ended June 30, 2017	$657

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of June 30, 2018 and December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source (dollars in thousands):

	For the Quarter Ended June 30, 2018				For the Year to Date Ended June 30, 2018
	CTU	AIU	All Other Campuses	Total	CTU	AIU	All Other Campuses	Total
Tuition	$89,291	$46,654	$160	$136,105	$180,025	$97,785	$491	$278,301
Technology fees	2,857	1,784	-	4,641	5,731	3,624	-	9,355
Other miscellaneous fees(1)	489	90	19	598	989	190	19	1,198
Total tuition and fees	92,637	48,528	179	141,344	186,745	101,599	510	288,854
Other revenue(2)	629	51	12	692	1,128	101	18	1,247
Total revenue	$93,266	$48,579	$191	$142,036	$187,873	$101,700	$528	$290,101

	For the Quarter Ended June 30, 2017				For the Year to Date Ended June 30, 2017
	CTU	AIU	All Other Campuses	Total	CTU	AIU	All Other Campuses	Total
Tuition	$87,355	$44,436	$8,697	$140,488	$177,560	$96,655	$22,406	$296,621
Technology fees	2,769	1,597	-	4,366	5,562	3,455	-	9,017
Other miscellaneous fees(1)	526	117	10	653	1,022	205	19	1,246
Total tuition and fees	90,650	46,150	8,707	145,507	184,144	100,315	22,425	306,884
Other revenue(2)	554	65	96	715	1,095	153	199	1,447
Total revenue	$91,204	$46,215	$8,803	$146,222	$185,239	$100,468	$22,624	$308,331

__________________

(1)	Other miscellaneous fees include graduation fees, laboratory fees and activity fees.
(2)	Other revenue primarily includes contract training revenue and bookstore and laptop sales.

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

The amount of contract assets which are being offset with deferred revenue balances as of January 1, 2018 and June 30, 2018 were as follows (dollars in thousands):

	As of
	January 1, 2018	June 30, 2018
Gross deferred revenue	$39,544	$37,260
Gross contract assets	(9,984)	(14,210)
Deferred revenue, net	$29,560	$23,050

Deferred Revenue

Changes in our deferred revenue balances for the quarter and year to date ended June 30, 2018 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2018
	CTU	AIU	All Other Campuses	Total
Gross deferred revenue, April 1, 2018	$24,025	$21,415	$142	$45,582
Revenue earned from balances existing as of April 1, 2018	(22,347)	(18,420)	(142)	(40,909)
Billings during period(1)	92,201	40,457	99	132,757
Revenue earned for new billings during the period	(70,290)	(30,108)	(37)	(100,435)
Other adjustments	165	92	8	265
Gross deferred revenue, June 30, 2018	$23,754	$13,436	$70	$37,260

	For the Year to Date Ended June 30, 2018
	CTU	AIU	All Other Campuses	Total
Gross deferred revenue, January 1, 2018	$23,933	$15,507	$104	$39,544
Revenue earned from balances existing as of January 1, 2018	(22,210)	(14,310)	(104)	(36,624)
Billings during period(1)	186,097	99,392	495	285,984
Revenue earned for new billings during the period	(164,535)	(87,289)	(406)	(252,230)
Other adjustments	469	136	(19)	586
Gross deferred revenue, June 30, 2018	$23,754	$13,436	$70	$37,260

______________

(1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $1.0 million as of June 30, 2018. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.3 million of revenue for each of the quarters ended June 30, 2018 and 2017 and $0.7 million and $0.8 million for the years to date ended June 30, 2018 and June 30, 2017, respectively, for payments received from withdrawn students.

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

Significant judgment is also required to assess collectability, particularly as it relates to students seeking funding under Title IV Programs. Because students are required to provide documentation, and in some cases extensive documentation, to the Department of Education to be eligible and approved for funding, the timeframe for this process can sometimes span between 90 to 120 days. We monitor the progress of students through the eligibility and approval process and assess collectability for the portfolio each reporting period to monitor that the collectability threshold is met.

For the quarters and years to date ended June 30, 2018 and 2017, we received a majority of our institutions’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships which represents a substantial portion of our consolidated revenues and are all low risk of collectability.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts at the end of the reporting period. Student receivables, net, are reflected on our condensed consolidated balance sheets as components of both current and non-current assets. We do not accrue interest on past due student receivables; interest is recorded only upon collection.

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

Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for doubtful accounts. These factors include, but are not limited to: internal repayment history, repayment practices of previous extended payment programs, changes in the current economic, legislative or regulatory environments and the ability to complete the federal financial aid process with students. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

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

As of June 30, 2018 and December 31, 2017, the amount of non-current student receivables under these programs along with payment plans that are longer than 12 months in duration, net of allowance for doubtful accounts, was $2.3 million and $2.5 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended June 30, 2018	$22,551	$6,730	$(5,013)	$24,268
For the quarter ended June 30, 2017	$24,153	$6,918	$(6,497)	$24,574
For the year to date ended June 30, 2018	$22,534	$13,743	$(12,009)	$24,268
For the year to date ended June 30, 2017	$23,142	$15,210	$(13,778)	$24,574

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $1.2 million for each of the quarters ended June 30, 2018 and 2017, and $2.5 million and $2.7 million for the years to date ended June 30, 2018 and 2017, respectively.

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

7. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. As part of the process to wind down these teach-out campuses, the Company also announced that it will align its corporate overhead to support a more streamlined and focused operating entity. Most notably, we have recorded charges within our All Other Campuses segment and our corporate functions as we continue to align our overall management structure. Each of our teach-out campuses offer current students the reasonable opportunity to complete their course of study. The majority of these teach-out campuses have ceased operations as of June 30, 2018, with the remainder expected to cease operations by December 31, 2018.

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters and years to date ended June 30, 2018 and 2017 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges	Payments	Non-cash Adjustments (1)	Balance, End of Period
For the quarter ended June 30, 2018	$1,174	$-	$(417)	$(36)	$721
For the quarter ended June 30, 2017	$6,624	$-	$(1,562)	$(93)	$4,969
For the year to date ended June 30, 2018	$2,170	$-	$(1,334)	$(115)	$721
For the year to date ended June 30, 2017	$8,686	$-	$(3,451)	$(266)	$4,969

(1)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $0.7 million and $2.1 million, respectively, as of June 30, 2018 and December 31, 2017, which is recorded within current accrued expenses – payroll and related benefits.

In addition, as of June 30, 2018, we have an accrual of approximately $0.3 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

Remaining Lease Obligations of Continuing Operations

We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations, primarily associated with our teach-out campuses. These costs are recorded within educational services and facilities expense on our unaudited condensed consolidated statements of income and comprehensive income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our condensed consolidated balance sheets. Changes in our future minimum lease obligations for vacated space related to our continuing operations for the quarters and years to date ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended June 30, 2018	$15,843	$5,165	$(6,722)	$41	$14,327
For the quarter ended June 30, 2017	$34,410	$749	$(8,403)	$353	$27,109
For the year to date ended June 30, 2018	$20,763	$5,597	$(12,074)	$41	$14,327
For the year to date ended June 30, 2017	$36,814	$5,206	$(14,402)	$(509)	$27,109

_____________

(1)Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

We do not expect to have any significant new charges for remaining lease obligations related to our campuses in teach-out. We have recorded approximately $73.3 million of charges related to remaining obligations for continuing operations since 2015.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $13.8 million and $8.7 million at June 30, 2018 and December 31, 2017, respectively, is presented within current liabilities – other accrued expenses on our condensed consolidated balance sheets.

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

The Company entered into a settlement agreement as of February 2, 2018 pursuant to which the Company will make a payment to settlement class members who completed, signed and returned a claim form within 90 days of mailing of the claim form. The amount of the payment to each settlement class member returning a form will be 44% of the total charged to that person by WCI for tuition, books and fees, less institutional grants and scholarships received by the person, amounts charged by WCI but not paid by the person and refunds applied as a result of withdrawal by the person. The settlement class consists of 1,169 individuals who enrolled at WCI primarily from 2006-2007. The institution is no longer in operation and closed in 2017. Unless they opt out, settlement class members will release the Company from all claims against the Company alleged in the case. The Company makes no admission of liability pursuant to the terms of the settlement. The court preliminarily approved the settlement on February 8, 2018, and the final approval hearing was held on June 8, 2018.

The Company’s liability pursuant to the settlement was dependent on how many settlement class members returned valid claim forms by June 8, 2018. The final amount based on valid returned claim forms has been determined to be approximately $11.1 million, of which $4.9 million was recorded during the second quarter of 2018. An initial payment of $3.0 million was made in June 2018 and accordingly, as of June 30, 2018, the Company has a remaining reserve of $8.1 million related to this matter. These amounts are expected to be paid during the third quarter of 2018.

The settlement terms also provide that the court will determine the amount of attorneys’ fees and costs payable by the Company to counsel for plaintiffs, although the parties agreed that the attorneys’ fees and costs awarded would be in the range of $3.75 to $8.0 million. On June 8, 2018, the Court awarded $4.9 million for attorneys’ fees and costs. Accordingly, as of June 30, 2018, the Company has a reserve of $4.9 million related to the attorneys’ fees and costs, of which $1.1 million was recorded during the second quarter of 2018. This amount is expected to be paid during the third quarter of 2018.

In addition to the settlement class members, there are approximately 1,100 individuals that have been compelled to arbitration pursuant to a January 21, 2016 appellate court ruling. The number of these individuals who may choose to pursue their claims separately on their own behalf is uncertain. Please see “Oregon Arbitrations” below for additional information.

Oregon Arbitrations. As of July 25, 2018, 325 individual arbitration claims have been filed against WCI. These individual arbitrations allege that WCI made a variety of misrepresentations to the individual filing the arbitration, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. The institution is no longer in operation and closed in 2017.

Because of the early stages of these arbitrations and the many questions of fact and law that have already arisen and that may arise in the future, the outcome of these proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because of the inherent difficulty in assessing the appropriate measure of damages and the number of individuals who might be entitled to recover damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with these actions.

State AGs. The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014); Hawaii (May 28, 2014 ); New Mexico (May 2014); Maryland (March 16, 2015); and the District of Columbia (June 3, 2015) (these 18 attorneys general are collectively referred to as the “Multi-State AGs”). In addition, the Company has received inquiries from the attorneys general of Florida (November 5, 2010), Massachusetts (September 27, 2012), Colorado (August 27, 2013) and Minnesota (September 18, 2014, October 25, 2016). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. The Company continues to cooperate with the states involved with a view towards resolving these inquiries as promptly as possible. In this regard, the Company continues to participate in meetings with representatives of the Multi-State AGs about the Company’s business and to engage in a dialogue towards a resolution of these inquiries.

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

FTC. On August 20, 2015, the Company received a request for information pursuant to a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”). The request was made pursuant to a November 2013 resolution by the FTC directing an investigation to determine whether unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The information request requires the Company to provide documents and information regarding a broad spectrum of the business and practices of its subsidiaries and institutions for the time period of January 1, 2010 to the present. The Company continues to respond to supplemental requests for information, including a CID dated July 5, 2018 requesting specific information about telephone calls placed to prospective students from 2013 to the present, and is cooperating with the FTC with a view towards resolving this inquiry as promptly as possible. Based on information available to us at present, we cannot predict the outcome of this inquiry or estimate the nature or amount of possible remedies, if any, that the FTC might ultimately seek in connection with this matter.

ED. In December 2011, ED advised the Company that it was conducting an inquiry concerning possible violations of ED misrepresentation regulations related to placement rates reported by certain of the Company’s former institutions to accrediting bodies, students and potential students. This inquiry stemmed from the Company self-reporting to ED its internal investigation into student placement determination practices at the Company’s previous Health Education segment campuses and review of placement determination practices at all of the Company’s other domestic campuses in 2011. In connection with the inquiry, ED moved all of the Company’s institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). The Company has cooperated with ED in connection with its inquiry; however, almost all of the schools that were the principal subjects of the inquiry are now closed. If ED finds violations of the Higher Education Act or related regulations, ED may impose monetary sanctions, some period of delay in the Company’s future receipt of Title IV Program funds or other adverse actions.

Other. In addition to the legal proceedings and other matters described above, we receive informal requests from state attorneys general and other government agencies relating to specific complaints they have received from students or former students which seek information about the student, our programs, and other matters relating to our activities in the relevant state. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices in a particular state. We are also subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or graduates, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. While we currently believe that these additional matters, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these additional matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position and cash flows.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2018	2017	2018	2017
Pretax income	$11,804	$9,708	$33,186	$19,806
Provision for income taxes	$2,940	$5,045	$6,438	$9,546
Effective rate	24.9%	52.0%	19.4%	48.2%

As of December 31, 2017, a valuation allowance of $50.5 million was maintained with respect to our foreign tax credits, state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against these credits and state net operating losses as of June 30, 2018.

The effective tax rate for the quarter and year to date ended June 30, 2018 was primarily impacted by tax reserves and the tax effect of stock-based compensation. The effect of these discrete items decreased the effective tax rate for the quarter and year to date by 2.1% and 6.7%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2018 also reflects the reduction in the U.S. corporate tax rate from 35% to 21% resulting from the enactment of the Tax Cuts and Jobs Act that became effective in January 2018. For the quarter and year to date ended June 30, 2017, the effective tax rate was primarily impacted by tax reserves and the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the quarter and year to date ended June 30, 2017 also includes $1.5 million and $1.2 million, respectively, of additional tax expense associated with stock-based compensation. The effect of this discrete item was to increase the quarterly and year to date effective tax rate by 15.6% and 5.9%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.8 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2018 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2018, we had accrued $1.7 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of June 30, 2018, there were approximately 3.3 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.8 million shares issuable upon exercise of outstanding options and (ii) 0.9 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of June 30, 2018. Additionally, as of June 30, 2018 under the previous Career Education Corporation 2008 Incentive Compensation Plan, there were approximately 2.0 million shares issuable upon exercise of outstanding options and 0.6 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan and effective May 24, 2016 all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of June 30, 2018, we estimate that compensation expense of approximately $8.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the year to date ended June 30, 2018 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	2,868	$9.86
Granted	337	14.10
Exercised	(137)	7.32
Cancelled	(225)	20.58
Outstanding as of June 30, 2018	2,843	$9.64
Exercisable as of June 30, 2018	1,789	$10.44

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock generally vest 25% per year over a four-year service period. Restricted stock units which are “performance-based” are subject to performance conditions that, even if the requisite service period is met, may reduce the number of units of restricted stock that vest at the end of the requisite service period or result in all units being forfeited. The performance-based restricted stock units generally vest three years after the grant date or vest 20% after the first year, 50% after the second year and 30% after the third year.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the year to date ended June 30, 2018 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017	1,454	$5.32
Granted	530	13.81
Vested	(687)	4.95
Forfeited	(95)	6.89
Outstanding as of June 30, 2018	1,202	$9.15

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

The following table summarizes information with respect to all deferred stock units during the year to date ended June 30, 2018 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017 (1)	76	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of June 30, 2018 (1)	76	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended June 30, 2018 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2017	472
Granted	-
Vested	(195)
Forfeited	(39)
Outstanding as of June 30, 2018	238

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $1.6 million of expense for the year to date June 30, 2018 for all cash-settled restricted stock units, of which $0.5 million was recorded during the quarter ended June 30, 2018.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended June 30, 2018 and 2017 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2018	2017	2018	2017
Stock options	$483	$424	$907	$796
Restricted stock units settled in stock	711	787	1,783	1,520
Restricted stock units settled in cash	494	1,278	1,562	1,970
Total stock-based compensation expense	$1,688	$2,489	$4,252	$4,286

Performance Unit Awards. Performance unit awards granted during 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. We recorded $1.6 million and $2.3 million of expense related to these awards for the years to date ended June 30, 2018 and June 30, 2017, respectively, with $0.9 million and $1.7 million of expense for the quarters ended June 30, 2018 and June 30, 2017, respectively.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2018 and 2017 were as follows:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2018	2017	2018	2017
Basic common shares outstanding	69,668	69,025	69,443	68,803
Common stock equivalents	1,894	1,859	1,796	1,787
Diluted common shares outstanding	71,562	70,884	71,239	70,590

For the quarters and years to date ended June 30, 2018 and 2017, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.9 million and 1.1 million shares for the quarters ended June 30, 2018 and 2017, respectively, and 0.8 million and 1.1 million shares for the years to date ended June 30, 2018 and 2017, respectively.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of June 30, 2018, our three segments are:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2018, students enrolled at CTU represented approximately 68% of our total enrollments. Approximately 92% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2018, students enrolled at AIU represented approximately 32% of our total enrollments. Approximately 93% of AIU’s enrollments are fully online.

♦

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

•

Our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. These non-LCB campuses offer academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. These campuses comprised our former Transitional Group segment. Campuses that have not yet ceased operations as of June 30, 2018 will complete their teach-outs during 2018. As of June 30, 2018, there were approximately ten students enrolled at these campuses. During the second quarter of 2018, we completed the teach-out of three non-LCB campuses.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,

	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
CTU	$93,266	65.7%	$91,204	62.4%	$27,116	$28,064
AIU	48,579	34.2%	46,215	31.6%	(1,585)	1,075
Total University Group	141,845	99.9%	137,419	94.0%	25,531	29,139
Corporate and Other (1)	-	NM	-	NM	(2,000)	(5,847)
Subtotal	141,845	99.9%	137,419	94.0%	23,531	23,292
All Other Campuses	191	0.1%	8,803	6.0%	(12,228)	(14,188)
Total	$142,036	100.0%	$146,222	100.0%	$11,303	$9,104

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
CTU	$187,873	64.8%	$185,239	60.1%	$54,301	$51,084
AIU	101,700	35.1%	100,468	32.6%	2,551	5,731
Total University Group	289,573	99.8%	285,707	92.7%	56,852	56,815
Corporate and Other (1)	-	NM	-	NM	(6,542)	(10,396)
Subtotal	289,573	99.8%	285,707	92.7%	50,310	46,419
All Other Campuses	528	0.2%	22,624	7.3%	(18,478)	(27,534)
Total	$290,101	100.0%	$308,331	100.0%	$31,832	$18,885

	Total Assets as of (2)
	June 30, 2018	December 31, 2017
CTU	$76,332	$72,988
AIU	54,665	51,832
Total University Group	130,997	124,820
Corporate and Other	298,726	291,211
Subtotal	429,723	416,031
All Other Campuses	27,311	29,098
Discontinued Operations	1,756	1,967
Total	$458,790	$447,096

(1)	Corporate and Other benefitted from a recovery of $2.5 million for past claims recorded during the current quarter and year to date.
(2)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

13. DISCONTINUED OPERATIONS

As of June 30, 2018, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2018	2017	2018	2017
Total operating expenses	$147	$594	$645	$1,257
Loss before income tax	$(147)	$(594)	$(645)	$(1,257)
Benefit from income tax	(34)	(217)	(150)	(460)
Loss from discontinued operations, net of tax	$(113)	$(377)	$(495)	$(797)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 include the following (dollars in thousands):

	June 30,	December 31,
	2018	2017
Assets:
Current assets:
Receivables, net	$171	$382
Total current assets	171	382
Non-current assets:
Deferred income tax assets, net	1,585	1,585
Total assets of discontinued operations	$1,756	$1,967
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$16	$185
Remaining lease obligations	3,109	5,516
Total current liabilities	3,125	5,701
Non-current liabilities:
Remaining lease obligations	-	785
Total liabilities of discontinued operations	$3,125	$6,486

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters and years to date ended June 30, 2018 and 2017, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Balance, End of Period
For the quarter ended June 30, 2018	$4,188	$(61)	$(1,018)	$3,109
For the quarter ended June 30, 2017	$12,120	$153	$(2,575)	$9,698
For the year to date ended June 30, 2018	$6,301	$3	$(3,195)	$3,109
For the year to date ended June 30, 2017	$14,474	$518	$(5,294)	$9,698

(1)	Includes subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “should,” “will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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

•	our ability to successfully defend litigation and other claims brought against us;
•	the success of our initiatives to improve student experiences, retention and academic outcomes;
•	the ability of our new student admissions and advising centers in Arizona to achieve anticipated operating performance;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

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

Additionally, CEC is in the process of teaching out campuses within our All Other Campuses segment. Campuses within this segment include those which are being taught out or those which have completed their teach-out activities. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date. During the second quarter of 2018, the Company completed the teach-out of three campuses: Briarcliffe Bethpage, Sanford-Brown Seattle and Sanford-Brown Online, which continue to be reported within the All Other Campuses segment as part of continuing operations in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

2018 Second Quarter Overview

          The first half of 2018 results reflected improvement in University Group enrollment trends and operating metrics, as well as continued encouraging performance from the recent investments we have made in student-serving initiatives.

We believe the investments that we have made, including the admissions and advising centers near Phoenix, Arizona, have positively impacted new enrollment growth, student retention and academic outcomes. As a result of these encouraging trends, we have committed incremental investments in both Illinois and Arizona to further augment our student-serving initiatives and processes to meet the increased student interest we are experiencing. These investments, coupled with the marketing and advertising efficiencies being fully annualized, may drive some quarterly variability in our operating performance.

New and total student enrollments also benefitted from our growth in corporate partnerships, with the second quarter new enrollment growth for CTU being meaningfully impacted. We believe that having strong corporate partnerships is an important component in the value proposition of our Universities. For the University Group, approximately 11% of our total student enrollments are a result of corporate partnerships, with the majority of those students enrolled at CTU. CTU is further along in the process of corporate partnership development while AIU plans to further develop these relationships in future quarters.

Technology continues to be a key focus and important competitive advantage for the Universities and we continued to implement initiatives during the second quarter. CTU began testing its two-way messaging platform within the mobile app during the first quarter and fully implemented this platform during the second quarter of 2018. The platform supports effective and efficient student outreach and communication with advising, admissions and financial aid personnel and allows faculty members to reach students they otherwise would not reach. Students are increasingly using the messenger due to its ease and simplicity and we believe this will have a positive impact on our student retention and academic outcomes. AIU has begun testing the two-way messaging platform with the plan to also fully implement in 2018. We will continue to advance technology initiatives to better assist our students in their education life cycle.

Financial Highlights

Revenue from continuing operations in the second quarter of 2018 decreased $4.2 million or 2.9% as compared to the prior year quarter, primarily as a result of the substantial completion of the teach-out of campuses within the All Other Campuses segment. For the second quarter of 2018, we reported operating income of $11.3 million as compared to operating income of $9.1 million for the prior year quarter. This improvement was driven by reduced operating costs at our teach-out campuses as well as a recovery of $2.5 million for past claims in the current quarter partially offset with increased legal settlements during the current quarter. Lastly, we reported cash provided by operations for the current year to date of $14.8 million as compared to cash used by operations of $34.2 million for the prior year period. The prior year cash usage included a payment of $32.0 million for legal settlements.

For our University Group, revenue increased $4.4 million or 3.2% as compared to the prior year quarter. Revenue within our CTU segment increased $2.1 million or 2.3% driven by an increase in new and total student enrollments. AIU’s revenue increased by $2.4 million or 5.1% driven by an increase in new enrollments as well as approximately four additional revenue-generating days during the current quarter as compared to the prior year quarter. Operating income for the University Group decreased $3.6 million or 12.4%, with both AIU and CTU contributing to this decrease, primarily as a result of investments within student-serving initiatives at both Universities during the current quarter as well as a non-cash charge of $1.2 million primarily recorded within AIU related to optimization of ongoing real estate facilities.

New and total student enrollments for our CTU segment increased 5.8% and 3.3%, respectively, as compared to the prior year quarter. CTU’s enrollment growth was positively impacted by investments across our student-serving processes, including the opening of our admissions and advising center in Arizona during 2017. Additionally, our academics and advising functions are leveraging technology and have increased their student outreach with robust orientation and student engagement strategies that we believe are supporting overall student retention. New student enrollments for our AIU segment increased 9.0% as compared to the prior year quarter driven by the academic calendar redesign as well as investments in student-serving initiatives. AIU continues to improve its student-serving operations to further support its goal of providing quality academics and supportive student services. They have evaluated and improved their learning management sytem and continue to adopt technology enhancements. Total student enrollments at AIU for the second quarter decreased 13.8% as compared to the prior year due to the timing impact of the academic calendar redesign which drove new enrollment decline in the first quarter of 2018. We expect both new and total student enrollments for AIU to show significant growth in the third quarter of 2018 as compared to the prior year quarter.

Within our All Other Campuses segment, operating loss of $12.2 million improved 13.8% compared to the prior year quarter as we continued to eliminate costs as campuses completed their teach-outs. We had approximately 10 students remaining within three teach-out campuses as of the end of the second quarter of 2018; these students are scheduled to complete their programs during 2018. As the teach-out campuses complete their closure in 2018, we expect to see expenses further decrease.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Operating income for the University Group and Corporate was $23.5 million for the current quarter as compared to $23.3 million in the prior year quarter and adjusted operating income for the University Group and Corporate was $26.8 million for the current quarter as compared to $25.9 million in the prior year quarter. The quarter results included a recovery of $2.5 million for past claims partially offset with ongoing incremental investments in student-serving processes and initiatives, including the new admissions and advising centers in Arizona. Operating loss and adjusted operating loss for the All Other Campuses segment improved to $12.2 million and $3.0 million for the current quarter as compared to operating loss and adjusted operating loss of $14.2 million and $11.2 million in the prior year quarter, respectively, as a result of reduced expenses as we near the end of teach-out completion.

Adjusted operating income (loss) for the quarters and years to date ended June 30, 2018 and 2017 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		ACTUAL
	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Operating Income (Loss)	2018	2017	2018	2017
University Group and Corporate:
Operating income (1) (2)	$23,531	$23,292	$50,310	$46,419
Depreciation and amortization (2)	2,085	2,559	4,552	5,090
Unused space charges (2) (3)	1,213	-	1,213	-
Adjusted Operating Income -- University Group and Corporate	$26,829	$25,851	$56,075	$51,509

All Other Campuses:
Operating loss (1) (4)	$(12,228)	$(14,188)	$(18,478)	$(27,534)
Depreciation and amortization (4)	18	1,317	133	2,696
Unused space charges (3) (4)	3,198	1,654	2,447	3,811
Significant legal settlements (4)	5,970	-	9,461	-
Adjusted Operating Loss -- All Other Campuses	$(3,042)	$(11,217)	$(6,437)	$(21,027)

_________________

(1)

Operating income for the University Group and Corporate and operating loss for All Other Campuses make up the components of operating income. A reconciliation of these components for the quarters and years to date ended June 30, 2018 and 2017 is presented below:

	ACTUAL		ACTUAL
	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2018	2017	2018	2017
Operating income for University Group and Corporate	$23,531	$23,292	$50,310	$46,419
Operating loss for All Other Campuses	(12,228)	(14,188)	$(18,478)	$(27,534)
Operating income	$11,303	$9,104	$31,832	$18,885

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

Outlook

We currently expect the following results, subject to the key assumptions identified below (see the GAAP to non-GAAP reconciliation for adjusted operating income (loss) below):

Financial Outlook:

•	Full year 2018- total company:
o	Operating income in the range of $74.5 million to $81.5 million.
o	Adjusted operating income in the range of $99 million to $106 million in line with our previously provided outlook.
•	Third quarter 2018- total company:
o	Operating income in the range of $21.0 million to $22.5 million.
o	Adjusted operating income in the range of $23.5 million to $25.0 million.
•

Year end 2018 cash, cash equivalents, restricted cash and short-term investments to be in the range of $215 million to $220 million, updated to include the impact of legal settlements recorded during the second quarter of 2018.

•	Operating income and adjusted operating income for the total company to grow in 2019 as compared to 2018 and our ending cash balance for 2019 to increase as compared to 2018.

	ACTUAL	OUTLOOK	ACTUAL	OUTLOOK
	For the Quarter Ending September 30,		For the Year Ending December 31,
	2017	2018	2017	2018
Total Company:
Operating income	$4.5M	$21.0M - $22.5M	$34.1M	$74.5M - $81.5M
Depreciation and amortization	3.6	~2.5	14.0	~9.7
Unused space charges	7.4	-	12.2	~5.3
Significant legal settlements	-	-	6.5	9.5
Adjusted Operating Income - Total Company	$15.5M	$23.5M - $25.0M	$66.8M	$99M - $106M

University Group Outlook:

•	CTU
o	New student enrollments for the third quarter of 2018 are expected to increase as compared to the prior year quarter.
•	AIU:
o	New and total student enrollments for the third quarter of 2018 are expected to significantly increase as compared to the prior year quarter.
o	Third quarter and full year revenue growth for 2018.

Forward looking adjusted operating income (loss) expectations are presented in the reconciliation of GAAP to non-GAAP items above. Operating income (loss), which is the most directly comparable GAAP measure to adjusted operating income (loss), may not follow the same trends stated in the outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income as well as depreciation, amortization, asset impairment charges and significant legal settlements. The operating income (loss) and adjusted operating income (loss), enrollment, revenue and cash outlook provided above for 2018 and 2019 are based on the following key assumptions and factors, among others: (i) prospective student interest in our programs continues to trend in line with recent experiences, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends within the University Group, (iii) no material changes in the legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” and gainful employment regulations and any modifications thereto, and (iv) no material changes in the estimated amount of compensation expense that could be impacted by changes in our stock price. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

We have completed a good first half in 2018 and remain confident in our ability to meet our objective of sustainable and responsible growth. The strong student interest we are experiencing as well as our operating performance is providing us with momentum for the second half of 2018 and into 2019. We are continuing to invest in student-serving initiatives, including technology enhancements, that we believe will align our Universities with long-term demand trends within the postsecondary education industry. We continue to take a measured approach to balance our objectives of responsible and sustainable growth with our commitments to improve student experiences, retention and academic outcomes. Additionally, our strategy has been focused on building a strong balance sheet while prudently investing in organic growth projects. As we further build our cash balances, we will continue to evaluate diverse strategies to enhance shareholder value while prioritizing organic student-serving investments at our Universities and maintaining adequate liquidity.

Regulatory Updates

Borrower Defense to Repayment. On October 28, 2016, ED adopted new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment” regulations. However, prior to the effective date of July 1, 2017, the previously adopted 2016 regulations were, in response to pending litigation, indefinitely delayed while ED conducted a further review and a new negotiated rulemaking process. On July 25, 2018, following a process of negotiated rulemaking in which negotiators did not reach consensus on what these new regulations should include, ED announced it was proposing new regulations to replace the 2016 regulations. ED intends to publish the proposed regulations in the federal register on July 31, 2018 and thereafter provide a 30-day public comment period. Any regulations published in final form by November 1, 2018 typically would take effect on July 1, 2019.

The 2016 borrower defense to repayment regulations set forth categories of borrower defenses that could be asserted by students with respect to student loans disbursed on or after its proposed effective date of July 1, 2017 and established an automatic discharge process associated with closed schools. In most cases, the 2016 regulations entitle ED to seek reimbursement from the institution for any loans discharged under new standards which were designed to accommodate student claims. The 2018 proposed regulations effectively replace the 2016 regulations and are designed to generally take a measured approach to adjudicating student loan discharge claims for loans made after the new regulations become effective (currently proposed to be July 1, 2019). The new proposed rules provide for ED to adjudicate claims using a single federal standard and would require claims to be made and adjudicated individually, rather than on a group basis. Additionally, institutions would have an opportunity to respond to claims submitted. We have in the past had claims made against us that if made in the future could result in ED determining a discharge of student loans is merited. We cannot predict the extent to which these proposed regulations which allow ED to seek recoupment from institutions for student loans that ED discharges may impact us.

The proposed rules also make modifications to the rules governing financial responsibility and administrative capability requirements. Both the 2016 regulations and 2018 proposed regulations include discussion of triggering events that would provide ED discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. We are continuing our evaluation of the proposed regulations to identify potential impacts on our operations.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2018 and 2017 (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2018	% of Total Revenue	2017	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
TOTAL REVENUE	$142,036		$146,222		$290,101		$308,331
OPERATING EXPENSES
Educational services and facilities (1)	30,290	21.3%	36,406	24.9%	57,236	19.7%	76,579	24.8%
General and administrative: (2)
Advertising	30,980	21.8%	31,696	21.7%	62,858	21.7%	71,832	23.3%
Admissions	23,148	16.3%	20,603	14.1%	47,154	16.3%	41,169	13.4%
Administrative	37,482	26.4%	37,619	25.7%	72,593	25.0%	76,870	24.9%
Bad debt	6,730	4.7%	6,918	4.7%	13,743	4.7%	15,210	4.9%
Total general and administrative expense	98,340	69.2%	96,836	66.2%	196,348	67.7%	205,081	66.5%
Depreciation and amortization	2,103	1.5%	3,876	2.7%	4,685	1.6%	7,786	2.5%
OPERATING INCOME	11,303	8.0%	9,104	6.2%	31,832	11.0%	18,885	6.1%

PRETAX INCOME	11,804	8.3%	9,708	6.6%	33,186	11.4%	19,806	6.4%
PROVISION FOR INCOME TAXES	2,940	2.1%	5,045	3.5%	6,438	2.2%	9,546	3.1%
Effective tax rate	24.9%		52.0%		19.4%		48.2%

INCOME FROM CONTINUING OPERATIONS	8,864	6.2%	4,663	3.2%	26,748	9.2%	10,260	3.3%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(113)	-0.1%	(377)	-0.3%	(495)	-0.2%	(797)	-0.3%
NET INCOME	$8,751	6.2%	$4,286	2.9%	$26,253	9.0%	$9,463	3.1%

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

Revenue

Current quarter and current year to date revenue decreased 2.9% or $4.2 million and 5.9% or $18.2 million, respectively, as compared to the prior year periods driven by the overall 5.6% decline in total student enrollments. Excluding All Other Campuses, which no longer enroll new students as they teach out each campus, revenue for ongoing operations increased 3.2% or $4.4 million for the current quarter and 1.4% or $3.9 million for the current year to date as compared to the prior periods. The current quarter and year to date increase when excluding the All Other Campuses segment was primarily driven by enrollment growth at CTU as well as new enrollment growth and approximately four more revenue-generating days at AIU for the current quarter as compared to the prior year quarter.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2018	% of Total Revenue	2017	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
Educational services and facilities:
Academics & student related	$21,340	15.0%	$24,422	16.7%	$43,939	15.1%	$51,381	16.7%
Occupancy	8,950	6.3%	11,984	8.2%	13,297	4.6%	25,198	8.2%
Total educational services and facilities	$30,290	21.3%	$36,406	24.9%	$57,236	19.7%	$76,579	24.8%

The decrease in educational services and facilities expense for the current quarter and current year to date as compared to the respective prior year periods is primarily driven by a decrease within academics and student related services for teach-out campuses as these campuses continue to wind-down their operations, which was partially offset with an increase in academics and student related expenses for the University Group to support the Company’s investments in student-serving processes. Occupancy expenses also decreased for the current quarter and year to date as compared to the respective prior year periods primarily due to decreases within our teach-out campuses as a result of the exit or subleases of facilities as campuses complete their teach-out. As campuses cease operations, a charge is recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2018	% of Total Revenue	2017	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
General and administrative:
Advertising	$30,980	21.8%	$31,696	21.7%	$62,858	21.7%	$71,832	23.3%
Admissions	23,148	16.3%	20,603	14.1%	47,154	16.3%	41,169	13.4%
Administrative	37,482	26.4%	37,619	25.7%	72,593	25.0%	76,870	24.9%
Bad Debt	6,730	4.7%	6,918	4.7%	13,743	4.7%	15,210	4.9%
Total general and administrative expense	$98,340	69.2%	$96,836	66.2%	$196,348	67.7%	$205,081	66.5%

General and administrative expense increased by 1.6% or $1.5 million for the current quarter as compared to the prior year quarter primarily driven by overall increases in admissions expenses. The higher admissions expense is related to increased expenses for both AIU and CTU due to increased salary and related expenses to enhance student onboarding and investments in new admissions and advising centers in Arizona. Administrative expense remained relatively flat as an increase of $6.0 million in legal settlements during the quarter was partially offset with a recovery of $2.5 million for past claims. Advertising expense decreased by 2.3% or $0.7 million compared to the prior year quarter due to the timing of advertising expenditures to align with student interest.

General and administrative expense decreased by 4.3% or $8.7 million for the current year to date as compared to the prior year to date primarily driven by decreases in advertising and administrative expenses. The lower advertising expense was a result of efficiencies developed within certain marketing channels that optimized our processes related to receiving prospective student inquiries. The decreases in administrative expenses for the year to date as compared to prior year was primarily related to overall decreases in corporate expenses as well as a recovery of $2.5 million for past claims which was partially offset with increased legal settlements within the All Other Campuses segment. Admissions expenses increased by 14.5% or $6.0 million for the current year to date as compared to prior year to date for the reasons mentioned above.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2018	% of Segment Revenue	2017	% of Segment Revenue	2018	% of Segment Revenue	2017	% of Segment Revenue
Bad debt expense:
CTU	$4,260	4.6%	$4,786	5.2%	$8,748	4.7%	$10,825	5.8%
AIU	2,856	5.9%	2,171	4.7%	5,399	5.3%	4,525	4.5%
Total University Group	7,116	5.0%	6,957	5.1%	14,147	4.9%	15,350	5.4%
Corporate and Other	(77)	NM	(270)	NM	60	NM	(130)	NM
Sub Total	7,039	5.0%	6,687	4.9%	14,207	4.9%	15,220	5.3%
All Other Campuses	(309)	NM	231	NM	(464)	NM	(10)	NM
Total bad debt expense	$6,730	4.7%	$6,918	4.7%	$13,743	4.7%	$15,210	4.9%

          Bad debt expenses decreased by 2.7% or $0.2 million and 9.6% or $1.5 million for the current quarter and current year to date, respectively, as compared to the prior year periods primarily driven by decreases related to improvements within CTU’s collections and increased efforts to assist students with completing their funding packages at the beginning of their academic year as well as reductions in total enrollments at our teach-out campuses. The improvement within CTU was partially offset with increased bad debt within AIU for the current quarter and year to date as compared to the prior year periods. AIU continues to focus on implementation of improvement to processes related to collection efforts and completion of funding packages for students.

Operating Income

The operating income reported improved by 24.2% or $2.2 million and 68.6% or $12.9 million for the current quarter and current year to date, respectively, as compared to the prior year periods driven by reduced operating losses within our teach-out campuses partially offset with increased investments in student-serving operations at our University segments. Improvements within operating losses from teach-out campuses were a result of fewer teach-out campuses remaining in the current quarter and current year to date as compared to the prior year periods. The current quarter and year to date also benefitted from a recovery for past claims of $2.5 million.

Provision for Income Taxes

For the quarter and year to date ended June 30, 2018, we recorded a provision for income taxes of $2.9 million or 24.9% and $6.4 million or 19.4%, respectively, as compared to a provision for income taxes of $5.0 million or 52.0% and $9.5 million or 48.2% for the prior year periods. The effective tax rate for the quarter and year to date ended June 30, 2018 was primarily impacted by tax reserves and the tax effect of stock-based compensation. The effect of these discrete items decreased the effective tax rate for the quarter and year to date by 2.1% and 6.7%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2018 also reflects the reduction in the U.S. corporate tax rate from 35% to 21% resulting from the enactment of the Tax Cuts and Jobs Act that became effective in January 2018. For the full year 2018, we expect our effective tax rate to be between 23% and 26%. As of December 31, 2017, we had $215.5 million of federal net operating loss carry forwards which will be partially used in 2018 to offset federal taxable income. For the quarter and year to date ended June 30, 2017, the effective tax rate was primarily impacted by tax reserves and the tax effect of expenses that are not deductible for tax purposes.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING INCOME (LOSS) MARGIN
	2018	2017	% Change	2018	2017	% Change	2018	2017
REVENUE:
CTU	$93,266	$91,204	2.3%	$27,116	$28,064	-3.4%	29.1%	30.8%
AIU	48,579	46,215	5.1%	(1,585)	1,075	-247.4%	-3.3%	2.3%
Total University Group	141,845	137,419	3.2%	25,531	29,139	-12.4%	18.0%	21.2%
Corporate and Other (1)	-	-	NM	(2,000)	(5,847)	65.8%	NM	NM
Subtotal	141,845	137,419	3.2%	23,531	23,292	1.0%	16.6%	16.9%
All Other Campuses	191	8,803	-97.8%	(12,228)	(14,188)	NM	NM	NM
Total	$142,036	$146,222	-2.9%	$11,303	$9,104	24.2%	8.0%	6.2%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2018	2017	% Change	2018	2017	% Change	2018	2017
REVENUE:
CTU	$187,873	$185,239	1.4%	$54,301	$51,084	6.3%	28.9%	27.6%
AIU	101,700	100,468	1.2%	2,551	5,731	-55.5%	2.5%	5.7%
Total University Group	289,573	285,707	1.4%	56,852	56,815	0.1%	19.6%	19.9%
Corporate and Other (1)	-	-	NM	(6,542)	(10,396)	37.1%	NM	NM
Subtotal	289,573	285,707	1.4%	50,310	46,419	8.4%	17.4%	16.2%
All Other Campuses	528	22,624	-97.7%	(18,478)	(27,534)	NM	NM	NM
Total	$290,101	$308,331	-5.9%	$31,832	$18,885	68.6%	11.0%	6.1%

________________

(1)	Corporate and Other benefitted from a recovery of $2.5 million for past claims recorded during the current quarter and current year to date.

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended June 30,			For the Year to Date Ended June 30,			As of June 30,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
CTU	5,460	5,160	5.8%	10,720	10,190	5.2%	21,700	21,000	3.3%
AIU	3,260	2,990	9.0%	5,650	7,920	-28.7%	10,000	11,600	-13.8%
Total University Group	8,720	8,150	7.0%	16,370	18,110	-9.6%	31,700	32,600	-2.8%
All Other Campuses (1)	-	-	NM	-	-	NM	10	1,000	NM
Total	8,720	8,150	7.0%	16,370	18,110	-9.6%	31,710	33,600	-5.6%

(1)	Teach-out campuses within the All Other Campuses segment no longer enroll new students upon teach out effective date.

University Group. Current quarter and year to date revenue increased by 3.2% or $4.4 million and 1.4% or $3.9 million, respectively, as compared to the prior year periods. CTU experienced positive total enrollment growth of 3.3% as compared to the prior year quarter, which drove an increase to revenue of $2.1 million or 2.3% and $2.6 million or 1.4% for the current quarter and current year to date, respectively, as compared to the prior year periods. AIU’s revenue for the current quarter and year to date increased by $2.4 million or 5.1% and $1.2 million and 1.2% as compared to the respective prior year periods. The revenue growth was driven by an increase of 9.0% in new enrollments for the current quarter as well as four additional revenue-generating days during the current quarter as compared to the prior year quarter at AIU. Total enrollments at AIU decreased 13.8% as compared to the prior year due to the timing impact of the academic calendar redesign. Additionally, AIU and CTU continue to focus on initiatives and investments in student-serving functions, including the admissions and advising centers in Arizona, as well as enhanced onboarding and orientation processes that we believe positively benefit student retention.

Current quarter operating income for the University Group decreased $3.6 million or 12.4% and remained relatively flat for the year to date, as compared to the respective prior year periods. Operating income decreased within both segments for the current quarter with AIU contributing $2.7 million of the decrease and CTU contributing $0.9 million of the decrease as compared to the prior year quarter. AIU and CTU both continue to invest in student-serving processes and initiatives which drove an increase in operating expenses for the current quarter which more than offset the increase in revenue. CTU’s operating income improved by $3.2 million or 6.3% for the current year to date as compared to the prior period, which was partially offset with decreased operating income of $3.2 million or 55.5% for the current year to date at AIU, as compared to the prior period. AIU’s decrease in operating income was driven by the investments discussed above as well as a charge of $1.2 million recorded during the current quarter related to optimization of leased facilities and increased depreciation expense.

All Other Campuses. This segment includes our campuses that are currently being taught out or have completed their teach-outs since January 1, 2015.

The current quarter and current year to date decline in revenue as compared to the respective prior periods is primarily a result of the decrease in total student enrollments as campuses complete their closures. The operating loss improved by $2.0 million or 13.8% and $9.1 million or 32.9% for the current quarter and current year to date, respectively, as compared to the prior year periods primarily due to overall decreases in general and administrative costs as campuses cease operations, partially offset with an increase in legal reserves during the current quarter and year to date.

During the first half of 2018, the Company completed the teach-outs of four campuses and has three remaining non-LCB campuses which are scheduled to complete their teach-outs during the remainder of 2018. We expect revenue and operating expenses to continue to decline compared to prior periods as campuses wind down their operations through 2018.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss for the current quarter and current year to date improved by $3.8 million or 65.8% and $3.9 million or 37.1%, respectively, as compared to the prior year periods. A recovery for past claims of $2.5 million was recorded during the current quarter.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2018, cash, cash equivalents, restricted cash and available-for-sale short-term investments totaled $190.1 million. Restricted cash and investment balances as of June 30, 2018 approximate $5.4 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. The recent losses from our All Other Campuses segment and associated lease payments for vacated spaces have driven a net cash usage in recent years. However, as we near the end of our transformation strategy and complete the wind-down of our teach-out campuses, we expect our cash usage to moderate and to begin generating cash in 2018. We expect to end 2018 with cash, cash equivalents, restricted cash and available-for-sale short-term investments, in the range of $215 million to $220 million. These expectations are based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

Sources and Uses of Cash

Operating Cash Flows

During the year to date ended June 30, 2018, net cash flows provided by operating activities totaled $14.8 million compared to net cash flows used in operating activities of $34.2 million for the year to date ended June 30, 2017. The improvement in cash flow from operations as compared to the prior year is primarily driven by payment of $32.0 million of legal settlements in the prior year quarter, lower operating losses at our teach-out campuses and stabilized operating performance within the University Group.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the year to date ended June 30, 2018 and 2017, approximately 78% and 77%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the years to date ended June 30, 2018 and 2017, net cash flows provided by investing activities totaled $2.4 million and $22.2 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $5.1 million and $24.4 million, respectively, during the years to date ended June 30, 2018 and 2017.

Capital Expenditures. Capital expenditures increased to $2.7 million for the year to date ended June 30, 2018 as compared to $2.1 million for year to date ended June 30, 2017. Capital expenditures represented less than 1.0% of total revenue for each of the years to date ended June 30, 2018 and 2017. For the full year 2018, we expect capital expenditures to be approximately 1% to 2% of revenue.

Financing Cash Flows

During the year to date ended June 30, 2018, net cash flows used in financing activities totaled $2.0 million compared to net cash flows provided by financing activities of $1.4 million for the prior year to date.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $3.2 million for the year to date ended June 30, 2018 and $1.1 million for the year to date ended June 30, 2017.

Credit Agreement. On December 11, 2015, we entered into a $95.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018 and amended our previous credit agreement entered into on October 31, 2014. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. As of June 30, 2018, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2017 to June 30, 2018 were as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	$24,992	$18,875	32%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	22,895	32,910	-30%
NON-CURRENT LIABILITIES:
Other non-current liabilities	15,138	22,143	-32%

          Student receivables, net: The increase is driven by a change in how we account for student receivables under ASC Topic 606.

          Accrued expenses - payroll and related benefits: The decrease is driven by the payments during the first quarter of 2018 of annual incentive compensation items.

          Other non-current liabilities: The decrease is driven by continued reductions in liabilities associated with remaining lease obligations for our vacated facilities.

Contractual Obligations

As of June 30, 2018, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2018 (5)	2019	2020	2021	2022 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$12,807	$13,248	$12,375	$10,326	$30,936	$79,692
Teach-out campuses and discontinued operations (3)	26,554	9,782	5,348	1,744	-	43,428
Total gross operating lease obligations	$39,361	$23,030	$17,723	$12,070	$30,936	$123,120

Sublease income (4)
Ongoing operations (2)	$259	$258	$107	$-	$-	$624
Teach-out campuses and discontinued operations (3)	5,347	3,629	2,484	784	-	12,244
Total sublease income	$5,606	$3,887	$2,591	$784	$-	$12,868

Net operating lease obligations
Ongoing operations (2)	$12,548	$12,990	$12,268	$10,326	$30,936	$79,068
Teach-out campuses and discontinued operations (3)	21,207	6,153	2,864	960	-	31,184
Total net contractual lease obligations	$33,755	$19,143	$15,132	$11,286	$30,936	$110,252

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk. We have no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available for sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we utilize asset managers who conduct initial and ongoing credit analysis on our investment portfolio and ensure that all investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty.

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of June 30, 2018, we had no outstanding borrowings under this facility.

During 2018 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of June 30, 2018 and December 31, 2017. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency exposure is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2017				$183,296,772
January 1, 2018—January 31, 2018	-	$-	-	183,296,772
February 1, 2018—February 28, 2018	-	-	-	183,296,772
March 1, 2018—March 31, 2018	215,215	13.85	-	183,296,772
April 1, 2018—April 30, 2018	-	-	-	183,296,772
May 1, 2018—May 31, 2018	-	-	-	183,296,772
June 1, 2018—June 30, 2018	14,691	16.11	-	183,296,772
Total	229,906		-

(1)

Includes 210,901 and 19,005 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)

As of June 30, 2018, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

+101

The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2018, filed with the SEC on August 1, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 1, 2018	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2018	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)