Form 10-Q
period 2018-09-30
CAREER EDUCATION CORP
filed 2018-11-01
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 26, 2018: 69,760,992

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$32,029	$18,110
Restricted cash	337	789
Restricted short-term investments	4,320	5,070
Short-term investments	156,336	156,178
Total cash and cash equivalents, restricted cash and short-term investments	193,022	180,147
Student receivables, net of allowance for doubtful accounts of $21,571 and $20,533 as of September 30, 2018 and December 31, 2017, respectively	34,043	18,875
Receivables, other, net	2,445	1,163
Prepaid expenses	8,515	7,722
Inventories	894	1,112
Other current assets	1,122	1,319
Assets of discontinued operations	66	382
Total current assets	240,107	210,720

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $195,650 and $213,825 as of September 30, 2018 and December 31, 2017, respectively	29,977	33,230
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 as of both September 30, 2018 and December 31, 2017	7,900	7,900
Student receivables, net of allowance for doubtful accounts of $1,980 and $2,001 as of September 30, 2018 and December 31, 2017, respectively	2,230	2,548
Deferred income tax assets, net	86,910	98,084
Other assets	5,277	5,673
Assets of discontinued operations	1,596	1,585
TOTAL ASSETS	$461,353	$447,096
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,646	$8,515
Accrued expenses:
Payroll and related benefits	23,953	32,910
Advertising and marketing costs	11,733	9,245
Income taxes	2,062	2,185
Other	16,222	31,233
Deferred revenue	22,988	22,897
Liabilities of discontinued operations	2,013	5,701
Total current liabilities	91,617	112,686

NON-CURRENT LIABILITIES:
Deferred rent obligations	14,205	15,277
Other liabilities	15,884	22,143
Liabilities of discontinued operations	-	785
Total non-current liabilities	30,089	38,205

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 85,159,221 and 84,279,533 shares issued, 69,760,992 and 69,117,803 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	852	843
Additional paid-in capital	626,751	621,008
Accumulated other comprehensive loss	(271)	(164)
Accumulated deficit	(67,017)	(108,127)
Treasury stock, at cost; 15,398,229 and 15,161,730 shares as of September 30, 2018 and December 31, 2017, respectively	(220,668)	(217,355)
Total stockholders' equity	339,647	296,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$461,353	$447,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME           (In thousands, except per share amounts)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2018	2017	2018	2017
REVENUE:
Tuition and fees	$144,882	$144,408	$433,736	$451,292
Other	808	578	2,055	2,025
Total revenue	145,690	144,986	435,791	453,317

OPERATING EXPENSES:
Educational services and facilities	27,201	37,788	84,437	114,367
General and administrative	96,842	99,077	293,190	304,158
Depreciation and amortization	2,364	3,582	7,049	11,368
Total operating expenses	126,407	140,447	384,676	429,893
Operating income	19,283	4,539	51,115	23,424

OTHER INCOME:
Interest income	950	474	2,326	1,328
Interest expense	(108)	(114)	(323)	(340)
Miscellaneous income	32	196	225	489
Total other income	874	556	2,228	1,477

PRETAX INCOME	20,157	5,095	53,343	24,901
Provision for income taxes	5,089	1,597	11,527	11,143
INCOME FROM CONTINUING OPERATIONS	15,068	3,498	41,816	13,758

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(211)	(476)	(706)	(1,273)

NET INCOME	14,857	3,022	41,110	12,485

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(21)	105	(103)	368
Unrealized gain (loss) on investments	106	-	(4)	34
Total other comprehensive income (loss)	85	105	(107)	402
COMPREHENSIVE INCOME	$14,942	$3,127	$41,003	$12,887

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.21	$0.05	$0.60	$0.20
Loss from discontinued operations	-	(0.01)	(0.01)	(0.02)
Net income per share	$0.21	$0.04	$0.59	$0.18

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.21	$0.05	$0.59	$0.20
Loss from discontinued operations	-	(0.01)	(0.01)	(0.02)
Net income per share	$0.21	$0.04	$0.58	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,737	69,082	69,542	68,897
Diluted	71,790	70,865	71,425	70,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,110	$12,485
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	7,049	11,368
Bad debt expense	21,579	21,516
Compensation expense related to share-based awards	4,143	3,616
Deferred income taxes	11,174	10,282
Changes in operating assets and liabilities	(66,760)	(88,374)
Net cash provided by (used in) operating activities	18,295	(29,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(190,726)	(202,050)
Sales of available-for-sale investments	191,555	199,340
Purchases of property and equipment	(3,952)	(3,426)
Net cash used in investing activities	(3,123)	(6,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,608	2,548
Payments of employee tax associated with stock compensation	(3,313)	(1,170)
Net cash (used in) provided by financing activities	(1,705)	1,378

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	-	48

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,467	(33,817)
CASH AND CASH EQUIVALENTS, beginning of the period	18,899	50,882
CASH AND CASH EQUIVALENTS, end of the period	$32,366	$17,065

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

          During the third quarter of 2018, the Company completed the teach-out of Harrington College of Design, which continues to be reported within the All Other Campuses segment as of September 30, 2018 in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2018

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting. The amendments in this ASU expanded the accounting scope to include share-based payments issued to non-employees for goods or services to substantially align with share-based payments issued to employees. For public entities, ASU 2018-07 is effective for annual reporting periods and interim periods beginning after December 15, 2018; early adoption is permitted. We have evaluated and early adopted this guidance effective 2018. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU allow public companies to record provisional amounts in their annual and interim financial statements using an approach similar to the “measurement period” that US GAAP permits in connection with the accounting for a recently acquired business. During the measurement period, management records provisional amounts for the effects of the tax law changes that can be reasonably estimated. If the finalization of the effect results in a different number, the adjustment to the provisional amount that was initially recorded does not represent the correction of an error. Instead, the adjustment is recorded to income tax expense in the period it is identified. For all entities, ASU 2018-05 is effective for annual periods and interim periods upon discovery. We have evaluated and adopted this guidance beginning 2018. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

Recent accounting guidance not yet adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU provide clarifications which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or software licenses. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. For public entities, ASU 2018-15 is effective annual periods and interim periods beginning after December 15, 2019; early adoption is permitted. We are currently evaluating this guidance and the impact on the presentation of our financial condition, results of operations and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU carried removals, modifications and additions of the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The guidance removed the requirements of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The modifications include requirements to disclose timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the investee has communicated the timing to the entity or announced the timing publicly for those investments in entities which calculate net asset value and provide clarity to communicate information about the uncertainty in measurement as of the reporting date. Furthermore, this ASU added additional requirements which include changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For all entities, ASU 2018-13 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish transparency and comparability that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right of use asset at the lease inception date. Subsequently, the FASB issued two additional Updates to the guidance as follows: In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, together providing additional clarity on certain narrow aspects of the guidance and providing an additional optional transition method to adopt the new leases standard. For all public business entities, ASU 2016-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact primarily relates to our accounting for real estate leases and real estate subleases. We expect to have a material amount now reported as a right of use asset and lease liability related to these leases as well as expect to separate lease components from the non-lease components for recognition. Additionally, we expect an immaterial impact to the consolidated statement of income and comprehensive income prospectively. Based on ASU 2018-11, we will recognize and measure leases at the beginning of the adoption date which will be January 1, 2019 for CEC. Any cumulative effect adjustments will be recorded as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating this guidance and believe the adoption will significantly impact the presentation of our financial condition and disclosures, but will not significantly impact our results of operations.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$139,700	$17	$(241)	$139,476
Treasury and federal agencies	16,987	-	(127)	16,860
Total short-term investments	156,687	17	(368)	156,336
Restricted short-term investments (available for sale):
Non-governmental debt securities	4,320	-	-	4,320
Total investments (available for sale)	$161,007	$17	$(368)	$160,656

	December 31, 2017
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$830	$-	$-	$830
Non-governmental debt securities	125,485	7	(222)	125,270
Treasury and federal agencies	30,211	-	(133)	30,078
Total short-term investments	156,526	7	(355)	156,178
Restricted short-term investments (available for sale):
Non-governmental debt securities	5,070	-	-	5,070
Total investments (available for sale)	$161,596	$7	$(355)	$161,248

In the table above, unrealized holding gains (losses) as of September 30, 2018 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

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

As of September 30, 2018, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities, and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$15,000	$128,796	$-	$143,796
Treasury and federal agencies	-	16,860	-	16,860
Totals	$15,000	$145,656	$-	$160,656

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$830	$-	$830
Non-governmental debt securities	31,500	98,840	-	130,340
Treasury and federal agencies	-	30,078	-	30,078
Totals	$31,500	$129,748	$-	$161,248

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of September 30, 2018, our investment in an equity affiliate equated to a 30.7%, or $3.0 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended September 30, 2018 and 2017, we recorded less than $0.1 million of gain and $0.1 million of loss, respectively, and during the years to date ended September 30, 2018 and September 30, 2017, we recorded $0.1 million and $0.2 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income on our unaudited condensed consolidated statements of income and comprehensive income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid to CCKF for the quarters and years to date ended September 30, 2018 and 2017 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2018	$355
For the quarter ended September 30, 2017	$356
For the year to date ended September 30, 2018	$1,108
For the year to date ended September 30, 2017	$1,013

Credit Agreement

During the fourth quarter of 2015, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC (“CEC-ES”); and the subsidiary guarantors thereunder entered into a Fourth Amendment to its Amended and Restated Credit Agreement dated as of December 30, 2013 (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement, to among other things, decrease the revolving credit facility to $95.0 million and require pre-approval by the lenders for each credit extension (other than letter of credit extensions) occurring after December 31, 2015. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018. The loans and letter of credit obligations under the Credit Agreement are required to be secured by 100% cash collateral. As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source (dollars in thousands):

	For the Quarter Ended September 30, 2018				For the Year to Date Ended September 30, 2018
	CTU	AIU	All Other Campuses	Total	CTU	AIU	All Other Campuses	Total
Tuition	$89,121	$50,349	$64	$139,534	$269,146	$148,134	$555	$417,835
Technology fees	2,823	1,953	-	4,776	8,554	5,577	-	14,131
Other miscellaneous fees(1)	426	145	1	572	1,415	335	20	1,770
Total tuition and fees	92,370	52,447	65	144,882	279,115	154,046	575	433,736
Other revenue(2)	745	57	6	808	1,873	158	24	2,055
Total revenue	$93,115	$52,504	$71	$145,690	$280,988	$154,204	$599	$435,791

	For the Quarter Ended September 30, 2017				For the Year to Date Ended September 30, 2017
	CTU	AIU	All Other Campuses	Total	CTU	AIU	All Other Campuses	Total
Tuition	$87,603	$48,287	$3,501	$139,391	$265,163	$144,942	$25,907	$436,012
Technology fees	2,751	1,696	-	4,447	8,313	5,151	-	13,464
Other miscellaneous fees(1)	466	101	3	570	1,488	306	22	1,816
Total tuition and fees	90,820	50,084	3,504	144,408	274,964	150,399	25,929	451,292
Other revenue(2)	499	66	13	578	1,594	219	212	2,025
Total revenue	$91,319	$50,150	$3,517	$144,986	$276,558	$150,618	$26,141	$453,317

__________________

(1)	Other miscellaneous fees include graduation fees, laboratory fees and activity fees.
(2)	Other revenue primarily includes contract training revenue and bookstore and laptop sales.

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

The amount of contract assets which are being offset with deferred revenue balances as of January 1, 2018 and September 30, 2018 were as follows (dollars in thousands):

	As of
	January 1, 2018	September 30, 2018
Gross deferred revenue	$39,544	$58,779
Gross contract assets	(9,984)	(35,791)
Deferred revenue, net	$29,560	$22,988

Deferred Revenue

Changes in our deferred revenue balances for the quarter and year to date ended September 30, 2018 were as follows (dollars in thousands):

	For the Quarter Ended September 30, 2018
	CTU	AIU	All Other Campuses	Total
Gross deferred revenue, July 1, 2018	$23,754	$13,436	$70	$37,260
Revenue earned from balances existing as of July 1, 2018	(21,533)	(11,341)	(47)	(32,921)
Billings during period(1)	93,277	73,852	63	167,192
Revenue earned for new billings during the period	(70,837)	(41,106)	(18)	(111,961)
Other adjustments	(266)	(500)	(25)	(791)
Gross deferred revenue, September 30, 2018	$24,395	$34,341	$43	$58,779

	For the Year to Date Ended September 30, 2018
	CTU	AIU	All Other Campuses	Total
Gross deferred revenue, January 1, 2018	$23,933	$15,507	$104	$39,544
Revenue earned from balances existing as of January 1, 2018	(22,192)	(14,310)	(104)	(36,606)
Billings during period(1)	279,374	173,244	558	453,176
Revenue earned for new billings during the period	(256,923)	(139,736)	(471)	(397,130)
Other adjustments	203	(364)	(44)	(205)
Gross deferred revenue, September 30, 2018	$24,395	$34,341	$43	$58,779

______________

(1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our institutions prior to the completion of the academic term or program period, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $0.9 million as of September 30, 2018 and December 31, 2017. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.4 million of revenue for each of the quarters ended September 30, 2018 and 2017 and $1.1 million and $1.2 million for the years to date ended September 30, 2018 and September 30, 2017, respectively, for payments received from withdrawn students.

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

For the quarters and years to date ended September 30, 2018 and 2017, we received a majority of our institutions’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships which represents a substantial portion of our consolidated revenues and are all low risk of collectability.

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

Student Receivables Under Extended Payment Plans and Recourse Loan Agreements

To assist students in completing their educational programs, we previously provided extended payment plans to certain students and also had loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans originated by them to our students after a certain period of time. We discontinued providing extended payment plans to students during the first quarter of 2011 and the recourse loan agreements with Sallie Mae and Stillwater ended in March 2008 and April 2007, respectively.

As of September 30, 2018 and December 31, 2017, the amount of non-current student receivables under these programs along with payment plans that are longer than 12 months in duration, net of allowance for doubtful accounts, was $2.2 million and $2.5 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended September 30, 2018	$24,268	$7,932	$(8,649)	$23,551
For the quarter ended September 30, 2017	$24,574	$6,420	$(6,332)	$24,662
For the year to date ended September 30, 2018	$22,534	$21,675	$(20,658)	$23,551
For the year to date ended September 30, 2017	$23,142	$21,630	$(20,110)	$24,662

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $1.8 million and $0.8 million for the quarters ended September 30, 2018 and 2017, and $4.3 million and $3.5 million for the years to date ended September 30, 2018 and 2017, respectively.

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

7. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. A majority of these teach-out campuses have ceased operations as of September 30, 2018, with the two remaining campuses expected to cease operations by December 31, 2018. Additionally, during the quarter ended September 30, 2018, we continued to evaluate our corporate and campus functions to reorganize these functions to best align with our current enrollments to ensure efficient and effective support and recorded additional severance and related costs of approximately $1.9 million. A majority of these costs are expected to be paid during the fourth quarter of 2018.

The following table details the changes in our accrual for severance and related costs associated with all restructuring events for our continuing operations during the quarters and years to date ended September 30, 2018 and 2017 (dollars in thousands):

	Balance, Beginning of Period	Severance & Related Charges	Payments	Non-cash Adjustments (1)	Balance, End of Period
For the quarter ended September 30, 2018	$721	$1,898	$(273)	$(46)	$2,300
For the quarter ended September 30, 2017	$4,969	$-	$(1,715)	$23	$3,277
For the year to date ended September 30, 2018	$2,170	$1,898	$(1,607)	$(161)	$2,300
For the year to date ended September 30, 2017	$8,686	$-	$(5,166)	$(243)	$3,277

(1)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

The current portion of the accrual for severance and related charges was $2.3 million and $2.1 million, respectively, as of September 30, 2018 and December 31, 2017, which is recorded within current accrued expenses – payroll and related benefits.

In addition, as of September 30, 2018 and December 31, 2017, we have an accrual of approximately $0.3 million and $0.5 million, respectively, related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

Remaining Lease Obligations of Continuing Operations

We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations, primarily associated with our teach-out campuses. These costs are recorded within educational services and facilities expense on our unaudited condensed consolidated statements of income and comprehensive income. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our condensed consolidated balance sheets. Changes in our future minimum lease obligations for vacated space related to our continuing operations for the quarters and years to date ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the quarter ended September 30, 2018	$14,327	$2,304	$(5,388)	$-	$11,243
For the quarter ended September 30, 2017	$27,109	$9,422	$(9,094)	$2,932	$30,369
For the year to date ended September 30, 2018	$20,763	$7,901	$(17,462)	$41	$11,243
For the year to date ended September 30, 2017	$36,814	$14,628	$(23,496)	$2,423	$30,369

_____________

(1)Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

We do not expect to have any significant new charges for remaining lease obligations related to our campuses in teach-out. We have recorded approximately $75.6 million of charges related to remaining obligations for continuing operations since 2015.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $0.9 million and $8.7 million at September 30, 2018 and December 31, 2017, respectively, is presented within current liabilities – other accrued expenses on our condensed consolidated balance sheets.

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

Oregon Arbitrations. There are 325 active individual arbitration claims which were filed against Western Culinary Institute, Ltd. (“WCI”) from March through July 2018, all of which are being administered by the American Arbitration Association. These individual arbitrations involve students who attended WCI from approximately 2008 to 2010. Each arbitration seeks monetary damages and alleges that WCI made a variety of misrepresentations to the individual student filing the arbitration, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. The institution is no longer in operation and closed in 2017.

Because of the early stages of these individual arbitrations, the unique circumstances with respect to each individual student and the many questions of fact and law that have already arisen and that may arise in the future, the outcome of each of these individual arbitrations is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because of the inherent difficulty in assessing damages, if any, in each individual arbitration and the number of individual students, if any, who might be entitled to recover damages. Accordingly, we have not recognized any liability associated with any of these actions.

Multi-State AGs. The Attorney General of Connecticut is serving as the point of contact for inquiries received from the attorneys general of the following: Arkansas, Arizona, Connecticut, Idaho, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oregon, Pennsylvania, Washington (January 24, 2014); Illinois (December 9, 2011); Tennessee (February 7, 2014); Hawaii (May 28, 2014 ); New Mexico (May 2014); Maryland (March 16, 2015); and the District of Columbia (June 3, 2015) (these 18 attorneys general are collectively referred to as the “Multi-State AGs”). The inquiries are civil investigative demands or subpoenas which relate to the investigation by the attorneys general of whether the Company and its schools have complied with certain state consumer protection laws, and generally focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results and student lending activities, among other matters. Depending on the state, the documents and information sought by the attorneys general in connection with their investigations cover time periods as early as 2006 to the present. In addition, the Company has received in the past similar inquiries from the attorneys general of several other states. The Company continues to cooperate with the Multi-State AGs with a view towards resolving their inquiries as promptly as possible. In this regard, the Company continues to participate in meetings with representatives of the Multi-State AGs about the Company’s business and to engage in a dialogue towards a resolution of the inquiries by the Multi-State AGs. If the Company and the Multi-State AGs enter into an agreement resolving their inquiries, the Company believes that attorneys general of additional states may also be a party to any such agreement.

The ultimate outcome of the Multi-State AGs’ inquiries is uncertain. At the conclusion of these matters, the Company or certain of its institutions may be subject to claims of failure to comply with state laws or regulations, required to pay significant financial penalties and/or required to curtail or modify their operations. Based on information available to us at present and the uncertain outcome of these inquiries, we cannot reasonably estimate a range of potential loss these inquiries might have on the Company.

FTC. On August 20, 2015, the Company received a request for information pursuant to a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”). The request was made pursuant to a November 2013 resolution by the FTC directing an investigation to determine whether unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The information request requires the Company to provide documents and information regarding a broad spectrum of the business and practices of its subsidiaries and institutions for the time period of January 1, 2010 to the present. The Company continues to respond to supplemental requests for information, including a CID dated July 5, 2018 requesting specific information about telephone calls placed to prospective students from 2013 to the present. The Company is cooperating with the FTC with a view towards resolving this inquiry as promptly as possible, including agreeing with the FTC to toll the statute of limitations from October 18, 2018 until such time as the tolling may be terminated with respect to any claims the FTC may have under the Federal Trade Commission Act or the Telemarketing and Consumer Fraud and Abuse Prevention Act.

The ultimate outcome of the FTC’s inquiry is uncertain. At the conclusion of this matter, the Company or certain of its institutions may be subject to claims of failure to comply with federal laws or regulations, required to pay significant financial penalties and/or required to curtail or modify their operations. Based on information available to us at present and the uncertain outcome of this inquiry, we cannot reasonably estimate a range of potential loss this inquiry might have on the Company.

ED. In December 2011, ED advised the Company that it was conducting an inquiry concerning possible violations of ED misrepresentation regulations that stemmed from the Company self-reporting to ED its review of placement determination practices in 2011. In connection with the inquiry, ED moved all of the Company’s institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). The Company has cooperated with ED in connection with its inquiry; however, almost all of the schools that were the principal subjects of the inquiry are now closed. On September 27, 2018, ED notified the Company that it was removing the HCM1 designation from the Company’s remaining institutions, including AIU and CTU, and returning them to the “advance” method of payment. We will continue to provide ED with monthly updates on regulatory matters, student complaints and financial performance, to the extent requested by ED.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2018	2017	2018	2017
Pretax income	$20,157	$5,095	$53,343	$24,901
Provision for income taxes	$5,089	$1,597	$11,527	$11,143
Effective rate	25.2%	31.3%	21.6%	44.7%

As of December 31, 2017, a valuation allowance of $50.5 million was maintained with respect to our foreign tax credits, state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against these credits and state net operating losses as of September 30, 2018.

The effective tax rate for the quarter and year to date ended September 30, 2018 reflects the tax effect of expenses that are not deductible for tax purposes and other adjustments which on a relative basis are a higher percentage of projected full-year earnings. The current quarter and year to date effective tax rate includes the impact of tax reserves, the tax effect of stock-based compensation and adjustments to increase the state deferred tax asset. The effect of these discrete items decreased the current effective tax rate for the quarter and year to date by 2.7% and 5.2%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2018 also reflects the reduction in the U.S. corporate tax rate from 35% to 21% resulting from the enactment of the Tax Cuts and Jobs Act that became effective in January 2018. For the quarter and year to date ended September 30, 2017, the effective tax rate was primarily impacted by tax reserves and the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the prior year quarter includes less than $0.1 million of benefit and the prior year to date effective tax rate includes $1.1 million of expense, associated with stock-based compensation. The effect of this discrete item was to decrease the prior year quarterly effective rate by 0.6% and increase the prior year to date effective tax rate by 4.6%.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.8 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2018 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2018 and December 31, 2017, we had accrued $1.8 million and $1.9 million, respectively, as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of September 30, 2018, there were approximately 3.3 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.8 million shares issuable upon exercise of outstanding options and (ii) 0.9 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of September 30, 2018. Additionally, as of September 30, 2018 under the previous Career Education Corporation 2008 Incentive Compensation Plan, there were approximately 2.0 million shares issuable upon exercise of outstanding options and 0.6 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan and effective May 24, 2016 all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of September 30, 2018, we estimate that compensation expense of approximately $8.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash.

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

Stock option activity during the year to date ended September 30, 2018 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	2,868	$9.86
Granted	337	14.10
Exercised	(161)	8.46
Cancelled	(226)	20.58
Outstanding as of September 30, 2018	2,818	$9.59
Exercisable as of September 30, 2018	1,828	$10.17

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the year to date ended September 30, 2018 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017	1,454	$5.32
Granted	530	13.81
Vested	(702)	4.94
Forfeited	(125)	7.14
Outstanding as of September 30, 2018	1,157	$9.24

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

The following table summarizes information with respect to all deferred stock units during the year to date ended September 30, 2018 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017 (1)	76	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of September 30, 2018 (1)	76	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended September 30, 2018 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2017	472
Granted	-
Vested	(210)
Forfeited	(45)
Outstanding as of September 30, 2018	217

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $2.0 million of expense for the year to date September 30, 2018 for all cash-settled restricted stock units, of which $0.4 million was recorded during the quarter ended September 30, 2018.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended September 30, 2018 and 2017 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2018	2017	2018	2017
Stock options	$516	$382	$1,423	$1,178
Restricted stock units settled in stock	924	904	2,707	2,424
Restricted stock units settled in cash	435	1,366	1,997	3,336
Total stock-based compensation expense	$1,875	$2,652	$6,127	$6,938

Performance Unit Awards. Performance unit awards granted during 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. We recorded $2.5 million and $3.7 million of expense related to these awards for the years to date ended September 30, 2018 and September 30, 2017, respectively, with $0.9 million and $1.4 million of expense for the quarters ended September 30, 2018 and September 30, 2017, respectively.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2018 and 2017 were as follows:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2018	2017	2018	2017
Basic common shares outstanding	69,737	69,082	69,542	68,897
Common stock equivalents	2,053	1,783	1,883	1,763
Diluted common shares outstanding	71,790	70,865	71,425	70,660

For the quarters and years to date ended September 30, 2018 and 2017, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.8 million shares for each of the quarter and year to date ended September 30, 2018 and 1.1 million shares for each of the quarter and year to date ended September 30, 2017.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segments to enhance operational alignment and, for our two universities, to enhance brand focus within each segment to more effectively execute our strategic plan. As of September 30, 2018, our three segments are:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2018, students enrolled at CTU represented approximately 64% of our total enrollments. Approximately 93% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping busy professionals get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2018, students enrolled at AIU represented approximately 36% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

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

•

Our non-LCB campuses which are in teach-out or those which have been closed or sold subsequent to January 1, 2015. These non-LCB campuses offer academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. These campuses comprised our former Transitional Group segment. Campuses that have not yet ceased operations as of September 30, 2018 will complete their teach-outs during the remainder of 2018. As of September 30, 2018, there were approximately 10 students enrolled at these campuses. During the third quarter of 2018, we completed the teach-out of one non-LCB campus.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,

	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
CTU	$93,115	63.9%	$91,319	63.0%	$26,261	$27,565
AIU	52,504	36.0%	50,150	34.6%	1,070	2,256
Total University Group	145,619	100.0%	141,469	97.6%	27,331	29,821
Corporate and Other	-	NM	-	NM	(4,362)	(6,199)
Subtotal	145,619	100.0%	141,469	97.6%	22,969	23,622
All Other Campuses	71	0.0%	3,517	2.4%	(3,686)	(19,083)
Total	$145,690	100.0%	$144,986	100.0%	$19,283	$4,539

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2018	% of Total	2017	% of Total	2018	2017
CTU	$280,988	64.5%	$276,558	61.0%	$80,562	$78,649
AIU	154,204	35.4%	150,618	33.2%	3,621	7,987
Total University Group	435,192	99.9%	427,176	94.2%	84,183	86,636
Corporate and Other	-	NM	-	NM	(10,904)	(16,595)
Subtotal	435,192	99.9%	427,176	94.2%	73,279	70,041
All Other Campuses	599	0.1%	26,141	5.8%	(22,164)	(46,617)
Total	$435,791	100.0%	$453,317	100.0%	$51,115	$23,424

	Total Assets as of (1)
	September 30, 2018	December 31, 2017
CTU	$76,782	$72,988
AIU	63,761	51,832
Total University Group	140,543	124,820
Corporate and Other	291,894	291,211
Subtotal	432,437	416,031
All Other Campuses	27,254	29,098
Discontinued Operations	1,662	1,967
Total	$461,353	$447,096

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate and investments in subsidiaries.

13. DISCONTINUED OPERATIONS

As of September 30, 2018, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2018	2017	2018	2017
Total operating expenses	$277	$814	$922	$2,071
Loss before income tax	$(277)	$(771)	$(922)	$(2,028)
Benefit from income tax	(66)	(295)	(216)	(755)
Loss from discontinued operations, net of tax	$(211)	$(476)	$(706)	$(1,273)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 include the following (dollars in thousands):

	September 30,	December 31,
	2018	2017
Assets:
Current assets:
Receivables, net	$66	$382
Total current assets	66	382
Non-current assets:
Other long term assets	11	-
Deferred income tax assets, net	1,585	1,585
Total assets of discontinued operations	$1,662	$1,967
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$54	$185
Remaining lease obligations	1,959	5,516
Total current liabilities	2,013	5,701
Non-current liabilities:
Remaining lease obligations	-	785
Total liabilities of discontinued operations	$2,013	$6,486

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our condensed consolidated balance sheets, for the quarters and years to date ended September 30, 2018 and 2017, were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Balance, End of Period
For the quarter ended September 30, 2018	$3,109	$-	$(1,150)	$1,959
For the quarter ended September 30, 2017	$9,698	$251	$(1,538)	$8,411
For the year to date ended September 30, 2018	$6,301	$3	$(4,345)	$1,959
For the year to date ended September 30, 2017	$14,474	$769	$(6,832)	$8,411

(1)	Includes subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the gainful employment, 90-10, financial responsibility and administrative capability standards prescribed by the U.S. Department of Education (“ED”)), as well as applicable accreditation standards and state regulatory requirements;

•	the impact of recently issued “borrower defense to repayment” regulations and any modifications thereto;
•	rulemaking by ED or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions;
•	our ability to successfully defend litigation and other claims brought against us;
•	the success of our initiatives to improve student experiences, retention and academic outcomes;
•	the ability of our student admissions and advising centers to achieve anticipated operating performance;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

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

Additionally, CEC is in the process of teaching out campuses within our All Other Campuses segment. Campuses within this segment include those which are being taught out or those which have completed their teach-out activities. Students enrolled at these campuses have been afforded the reasonable opportunity to complete their program of study prior to the final teach-out date. During the third quarter of 2018, the Company completed the teach-out of one campus, Harrington College of Design, which continues to be reported within the All Other Campuses segment as part of continuing operations in accordance with ASC Topic 360 – Property, Plant and Equipment, which limits discontinued operations reporting.

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

We believe certain non-GAAP measures allow us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance, such as our teach-out campuses. In evaluating the use of non-GAAP measures, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of non-GAAP measures should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. A non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (loss), operating income (loss), diluted earnings per share, or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2018 Third Quarter Overview

The third quarter of 2018 ended with continued improvement in student enrollment trends as well as revenue growth and improvements in operating income as compared to the prior year. We continued to execute well against our strategy to drive sustainable, responsible growth while also making appropriate long term investments in both of our Universities.

Student enrollments at both AIU and CTU continued to experience growth which we believe were positively impacted by the organic investments made and operating efficiencies achieved in our student-serving processes and supported by consistent levels of prospective student interest for our programs. On an aggregate basis, University Group total student enrollments increased 5.8% as of September 30, 2018 as compared to the prior year, and new student enrollments were up 39.0%. The increase in new student enrollments for the quarter was a result of the academic calendar redesign at AIU as well as the organic growth at both AIU and CTU.

As new student enrollment has grown and our admissions and advising personnel work with these students to improve their learning experiences and academic outcomes, we believe this should lead to further improvement in retention trends for the future. Our new student enrollment growth in AIU and CTU has not fully manifested into total student enrollment growth as this process usually takes a few quarters as we continue to further enhance student retention and academic outcomes.

New student enrollments within CTU increased 9.0% for the current quarter as compared to the prior year quarter. CTU has continued to increase its focus on employee training and development while streamlining its admissions and organizational structure to better serve our students. Employee tenure within the admissions and advising centers continues to further improve and these employees continue to gain training and experience, and as a result, we believe CTU will gain incremental operating efficiencies from the team. Based on the overall success of the Arizona center and supported by consistent levels of prospective student interest for our programs, CTU had also increased staffing at its admissions and advising center in Illinois.

The third quarter of 2018 was the last quarter of benefit from increased staffing at CTU’s Arizona and Illinois centers that positively impacted year over year enrollment trend comparability. But, as a result of improved execution across our operating processes, we expect CTU to experience another quarter of new student enrollment growth in the fourth quarter of 2018 versus the prior year.

Corporate partnerships have also meaningfully contributed to the new enrollment growth at CTU and the University continues to make progress in expanding their corporate partnership network. CTU now has corporate partnerships with companies in a variety of industries, including telecommunications, healthcare and food. These corporate partnerships have provided us with an opportunity to educate students that are not easily accessible through our standard marketing. While students who enroll through these corporate partnerships are awarded higher tuition grants from the University to offset their tuition costs, these students typically have lower application and support costs and are more likely to start class and continue in their programs. Students associated with these corporate partners tend to be more persistent in their pursuit of long-term learning, which, we believe, will result in higher life-time value per student. As we make progress and continue to add corporate partners, these students will become a bigger part of our population.

Total student enrollments at CTU increased 2.8% as of the current quarter end as compared to the prior year quarter, with growth primarily driven by the momentum in new student enrollments. CTU has continued its focus to improve learning experiences and engagement, which, we believe, will further enhance student retention and academic outcomes. Students are assigned to their advising teams based on their academic characteristics and program of study. Additionally, our predictive analytics tool is going live in the fourth quarter. The tool is intended to better help reach students at the right time with the right solution, which should increase overall course completion for each student.

Total student enrollments for AIU increased by 11.7% as of the end of the current quarter as compared to the prior year quarter. New student enrollments increased by 96.8% for the current quarter as compared to the prior year quarter and increased 6.6% for the current year to date as compared to the prior year to date. The significant increase in new enrollments for the quarter was expected, given that there were approximately 60% more enrollment days for the quarter, a result of the academic calendar redesign. Enrollment days attributable to any given quarter are generally the available days during which a prospective student can apply to start school in that quarter. Another driver of the increase in student enrollments was the admissions and advising center in Arizona which continues to improve its execution around the student inquiry and application process. Primarily driven by the academic calendar redesign, we expect new student enrollments to significantly decline in the fourth quarter followed by significant growth in the first quarter of 2019, which will more than offset the decline in the fourth quarter of 2018.

The calendar driven variability in quarterly enrollment trends at AIU does not materially impact quarterly revenue trends which are still primarily driven by our underlying long-term operating performance and the number of revenue-earning days during the quarter. Despite quarterly variability in new student enrollments, we expect AIU to experience revenue growth both in the fourth quarter and for the full year 2018.

AIU continues to make incremental investments across its admissions and advising centers, primarily in Arizona, with staffing at these centers up approximately 15% as compared to the prior year. AIU has also benefitted from the rollout of the personalized graduate team model with cross functional student support between admissions, advising and financial aid groups. The focus of this model is aimed at improving student engagement prior to the start of their education and continuing through their academic programs, with particular emphasis on the important onboarding phase and first academic term as students adjust to their academic program. Lastly, a new Learner-Centric model has also recently been introduced that has resulted in an increased number of courses that utilize our intellipath® technology which we believe promotes stronger learning.

Technology continues to be a key focus and important competitive advantage for the Universities and we continued to implement initiatives during the third quarter. Both Universities have fully implemented a 2-way messaging platform within the mobile application to support effective and efficient student outreach and communication with advising, admissions and financial aid personnel. Our students and staff are increasingly using the messenger due to its ease and simplicity. As a result, our staff is now able to reach and advise students that they would not have otherwise been able to reach easily. We believe this will ultimately have a positive impact on overall student retention and academic outcomes. We will continue to advance technology initiatives to better assist our students in their education life cycle.

Financial Highlights

Revenue from continuing operations in the third quarter of 2018 increased $0.7 million or 0.5% as compared to the prior year quarter. The increase of $4.2 million or 2.9% within our University Group was offset with operating losses within our teach-out campuses as they near the end of their teach-out strategy. For the third quarter of 2018, we reported operating income of $19.3 million as compared to operating income of $4.5 million for the prior year quarter. This improvement was driven by reduced operating costs at our teach-out campuses. We continue to expect some variability in our quarterly results driven by the timing of our operating expenses and the varying impacts from our initiatives, including the ongoing impacts of the academic calendar redesign at AIU. Lastly, we reported cash provided by operations for the current year to date of $18.3 million as compared to cash used by operations of $29.1 million for the prior year period. The prior year cash usage included a payment of $32.0 million for legal settlements as compared to $17.1 million in the current year period.

For our University Group, revenue in the third quarter of 2018 increased $4.2 million or 2.9% as compared to the prior year quarter. Revenue within our CTU segment increased $1.8 million or 2.0% driven by an increase in new and total student enrollments. AIU’s revenue increased by $2.4 million or 4.7% also driven by an increase in new and total enrollments. Operating income for the University Group decreased $2.5 million or 8.3%, with both AIU and CTU contributing to this decrease, primarily as a result of severance charges recorded during the current quarter as a result of restructuring actions as well as investments within student-serving operations at both Universities during the third quarter. The severance charges during the quarter were recorded as a result of process reengineering within our University Group, primarily within non-student serving operations. As an educational institution, we regularly evaluate and analyze ways to improve operations and redistribute resources to serve our students in the most efficient manner. A substantial portion of these operating efficiencies have been committed for reinvestments in our student-serving operations.

Within our All Other Campuses segment, operating loss of $3.7 million improved 80.7% compared to the prior year quarter as we continued to eliminate costs as campuses completed their teach-outs. We had approximately 10 students remaining within two teach-out campuses as of the end of the third quarter of 2018; these students are scheduled to complete their programs during the fourth quarter of 2018. As the teach-out campuses complete their closure in 2018, we expect to see expenses further decrease.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $25.8 million for the current quarter as compared to $15.5 million in the prior year quarter with the improvement primarily driven by reductions in operating losses at our teach-out campuses.

Adjusted operating income (loss) for the quarters and years to date ended September 30, 2018 and 2017 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		ACTUAL
	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Operating Income (Loss)	2018	2017	2018	2017
University Group and Corporate:
Operating income (1) (2)	$22,969	$23,622	$73,279	$70,041
Depreciation and amortization (2)	2,364	2,605	6,916	7,695
Unused space charges (2) (3)	16	-	1,229	-
Severance and related costs (2) (4)	1,898	-	1,898	-
Adjusted Operating Income -- University Group and Corporate	$27,247	$26,227	$83,322	$77,736

All Other Campuses:
Operating loss (1) (5)	$(3,686)	$(19,083)	$(22,164)	$(46,617)
Depreciation and amortization (5)	-	977	133	3,673
Unused space charges (3) (5)	2,098	7,347	4,545	11,158
Significant legal settlements (5)	134	-	9,595	-
Adjusted Operating Loss -- All Other Campuses	$(1,454)	$(10,759)	$(7,891)	$(31,786)

Total Company
Operating income	$19,283	$4,539	$51,115	$23,424
Depreciation and amortization	2,364	3,582	7,049	11,368
Unused space charges (3)	2,114	7,347	5,774	11,158
Severance and related costs (4)	1,898	-	1,898	-
Significant legal settlements	134	-	9,595	-
Adjusted Operating Income -- Total Company	$25,793	$15,468	$75,431	$45,950

_________________

(1)

Operating income for the University Group and Corporate and operating loss for All Other Campuses make up the components of operating income. A reconciliation of these components for the quarters and years to date ended September 30, 2018 and 2017 is presented below:

	ACTUAL		ACTUAL
	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2018	2017	2018	2017
Operating income for University Group and Corporate	$22,969	$23,622	$73,279	$70,041
Operating loss for All Other Campuses	(3,686)	(19,083)	$(22,164)	$(46,617)
Operating income	$19,283	$4,539	$51,115	$23,424

(2)     Amounts relate to the University Group and Corporate.

(3)

Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exited leased space and therefore are not considered representative of ongoing operations. As early lease terminations or subleases occur, or as assumptions are otherwise adjusted, these unused space charges are increased or decreased. These adjustments are also included in the amounts presented.

(4)

Severance and related costs includes charges related to significant restructuring actions. These restructuring actions are non-recurring charges and are not considered part of ongoing operating results.

(5)	Amounts relate to All Other Campuses.

Outlook

We currently expect the following results, subject to the key assumptions identified below (see the GAAP to non-GAAP reconciliation for adjusted operating income (loss) below):

Financial Outlook:

•	Full year 2018 – total company:
o	Operating income in the range of $71.0 million to $76.0 million.
o	Adjusted operating income in the range of $101 million to $106 million.
•	Fourth quarter 2018 – total company:
o	Operating income in the range of $19.9 million to $24.9 million.
o	Adjusted operating income in the range of $25.6 million to $30.6 million.
•	Year end 2018 cash, cash equivalents, restricted cash and short-term investments to be in the range of $215 million to $220 million.
•	Operating income and adjusted operating income and ending cash balances for the total company to grow in 2019 as compared to 2018.

	ACTUAL	OUTLOOK	ACTUAL	OUTLOOK
	For the Quarter Ending December 31,		For the Year Ending December 31,
	2017	2018	2017	2018
Total Company:
Operating income	$10.7M	$19.9M -$24.9M	$34.1M	$71.0M - $76.0M
Depreciation and amortization	2.6	~2.5	14.0	~9.5
Unused space charges (1)	1.1	~3.2	12.2	~9.0
Severance and related costs (2)	-	-	-	1.9
Significant legal settlements	6.5	-	6.5	9.6
Adjusted Operating Income - Total Company	$20.9M	$25.6M - $30.6M	$66.8M	$101M - $106M

_______________________

(1)

Unused space charges represent the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exited leased space and therefore are not considered representative of ongoing operations. As early lease terminations or subleases occur, or as assumptions are otherwise adjusted, these unused space charges are increased or decreased. These adjustments are also included in the amounts presented.

(2)

Severance and related costs includes charges related to significant restructuring actions. These restructuring actions are non-recurring charges and are not considered part of ongoing operating results.

University Group Outlook:

•	CTU
o	New student enrollments for the fourth quarter of 2018 are expected to grow as compared to the prior year quarter.
•	AIU:
o

Primarily driven by the academic calendar redesign, new student enrollments at AIU are expected to significantly decline in the fourth quarter of 2018 followed by significant growth in the first quarter of 2019, which will more than offset the decline in the fourth quarter of 2018.

o	Fourth quarter and full year revenue growth for 2018.

Forward looking adjusted operating income expectations are presented in the reconciliation of GAAP to non-GAAP items above. Operating income, which is the most directly comparable GAAP measure to adjusted operating income, may not follow the same trends stated in the outlook above because of adjustments made for unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income and subsequent adjustments as well as depreciation, amortization, asset impairment charges, severance and related costs as a result of significant restructuring actions and significant legal settlements. The operating income and adjusted operating income, enrollment, revenue and cash outlook provided above for 2018 and 2019 are based on the following key assumptions and factors, among others: (i) prospective student interest in our programs continues to trend in line with recent experiences, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends within the University Group, (iii) achievement of anticipated recovery rates for our real estate obligations in line with our current expectations, (iv) no material changes in the legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” and gainful employment regulations and any modifications thereto, and (v) no material changes in the estimated amount of compensation expense that could be impacted by changes in our stock price. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current events and actions that may be undertaken in the future, actual results could differ materially from these estimates.

The strong student interest we experienced as well as our operating performance has provided us with momentum into the second half of 2018. We expect to close 2018 on a good note, and we should have positive momentum entering into 2019 that will enable us to be strategic with respect to future capital allocation decisions and continue to focus on building a strong balance sheet, while prudently investing in organic growth projects. We feel good about the strength of our organization and are continually striving to build a leadership position in postsecondary education.

Regulatory Updates

Borrower Defense to Repayment. On October 28, 2016, ED adopted new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment” regulations. However, prior to the effective date of July 1, 2017, the previously adopted 2016 regulations were, in response to pending litigation, delayed while ED conducted a further review and a new negotiated rulemaking process. Following a process of negotiated rulemaking in which negotiators did not reach consensus on what these new regulations should include, ED published proposed regulations on July 31, 2018, and the public comment period has ended.

The 2016 borrower defense to repayment regulations set forth categories of borrower defenses that could be asserted by students with respect to student loans disbursed on or after its proposed effective date of July 1, 2017 and established an automatic discharge process associated with closed schools. In most cases, the 2016 regulations entitle ED to seek reimbursement from the institution for any loans discharged under new standards which were designed to accommodate student claims. The 2018 proposed regulations effectively replace the 2016 regulations and are designed to generally take a measured approach to adjudicating student loan discharge claims for loans made after the new regulations become effective. The 2018 proposed rules provide for ED to adjudicate claims using a single federal standard and would require claims to be made and adjudicated individually, rather than on a group basis. Additionally, institutions would have an opportunity to respond to claims submitted.

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

The delay of the 2016 regulations was challenged in federal court in the District of Columbia and on September 12, 2018 the court issued a decision concluding that the delay was improper. As a result, the 2016 regulations became effective on October 16, 2018. There are several aspects of the 2016 regulations that require further action, rulemaking and/or direction from ED. We are awaiting further guidance from ED regarding how it will proceed with the 2016 regulations while it is working to develop and publish a finalized version of its 2018 proposed regulations. With respect to the 2018 proposed regulations, ED recently indicated that it does not intend to publish final regulations by November 1, 2018, which is the typical publication deadline for regulations that would take effect on July 1, 2019.

The outcome of the borrower defense to repayment rulemaking initiatives and related legal proceedings and the impact of the existing or any new or modified regulations are uncertain at this time. We have in the past had claims made against us that if made in the future could result in ED determining a discharge of student loans is merited. We cannot predict the extent to which any borrower defense to repayment regulations which allow ED to seek recoupment from institutions for student loans that ED discharges may impact us, nor can we predict how ED may exercise its discretion under revised financial responsibility rules. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Recently adopted or modified ‘borrower defense to repayment’ regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us,” in our Annual Report on Form 10-K for more information about risks associated with the borrower defense to repayment regulations.

Gainful Employment. In June 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to the gainful employment regulation. Committee negotiations failed to reach consensus on what an alternative set of regulations should be. ED subsequently published proposed regulations in August 2018 rescinding the gainful employment regulation, and the public comment period has ended. ED recently indicated that it does not intend to publish final regulations by November 1, 2018, which is the typical publication deadline for regulations that would take effect on July 1, 2019.

The current gainful employment regulation remains in effect until the effective date of any new final regulations adopted pursuant to ED’s rulemaking initiative commenced in June 2017. Please see Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Gainful Employment” in our Annual Report on Form 10-K for a summary of the current gainful employment regulation. However, in June 2018, ED announced that it was further delaying aspects of the regulation requiring that program disclosures be distributed in person or via email until July 1, 2019.

Although the current gainful employment regulation remains in effect, ED has not distributed any additional gainful employment rates since publishing the initial year rates in January 2017.

The outcome of ED’s gainful employment rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time. There can be no assurance that our future actions will result in compliance with the existing regulation or any new or modified regulation and the eligibility of the programs we offer could be adversely affected. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations, ” in our Annual Report on Form 10-K for more information about risks associated with the gainful employment regulation.

AIU Institutional Accreditation. AIU has completed a comprehensive evaluation by The Higher Learning Commission (“HLC”) (www.hlcommission.org). HLC found that AIU continued to meet HLC’s criteria of accreditation. AIU’s next re-affirmation of accreditation is scheduled for 2023-24. See Item 1, “Business – Accreditation and Jurisdictional Authorizations – Institutional Accreditation” in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information about institutional accreditation.

Cohort Default Rates. In late September 2018, ED released the official three-year cohort default rates for the 2015 cohort. Each of our institutions had cohort default rates under the 30% threshold for the 2015 cohort. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information about cohort default rates, our prior year rates and ED’s related standards.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2018 and 2017 (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2018	% of Total Revenue	2017	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
TOTAL REVENUE	$145,690		$144,986		$435,791		$453,317
OPERATING EXPENSES
Educational services and facilities (1)	27,201	18.7%	37,788	26.1%	84,437	19.4%	114,367	25.2%
General and administrative: (2)
Advertising	34,155	23.4%	33,927	23.4%	97,013	22.3%	105,759	23.3%
Admissions	23,764	16.3%	21,237	14.6%	70,918	16.3%	62,406	13.8%
Administrative	30,991	21.3%	37,493	25.9%	103,584	23.8%	114,363	25.2%
Bad debt	7,932	5.4%	6,420	4.4%	21,675	5.0%	21,630	4.8%
Total general and administrative expense	96,842	66.5%	99,077	68.3%	293,190	67.3%	304,158	67.1%
Depreciation and amortization	2,364	1.6%	3,582	2.5%	7,049	1.6%	11,368	2.5%
OPERATING INCOME	19,283	13.2%	4,539	3.1%	51,115	11.7%	23,424	5.2%

PRETAX INCOME	20,157	13.8%	5,095	3.5%	53,343	12.2%	24,901	5.5%
PROVISION FOR INCOME TAXES	5,089	3.5%	1,597	1.1%	11,527	2.6%	11,143	2.5%
Effective tax rate	25.2%		31.3%		21.6%		44.7%

INCOME FROM CONTINUING OPERATIONS	15,068	10.3%	3,498	2.4%	41,816	9.6%	13,758	3.0%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(211)	-0.1%	(476)	-0.3%	(706)	-0.2%	(1,273)	-0.3%
NET INCOME	$14,857	10.2%	$3,022	2.1%	$41,110	9.4%	$12,485	2.8%

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

Revenue

Current quarter revenue increased slightly by 0.5% or $0.7 million compared to the prior year quarter, while current year to date revenue decreased 3.9% or $17.5 million compared to the prior year period. The year to date decrease is driven by the $25.5 million decline in revenue within our All Other Campuses segment, which no longer enrolls new students as they teach out each campus. Excluding All Other Campuses, revenue for ongoing operations increased 2.9% or $4.2 million for the current quarter and 1.9% or $8.0 million for the current year to date as compared to the prior periods.

The current quarter and year to date increase when excluding the All Other Campuses segment was primarily driven by new and total enrollment growth at both CTU and AIU (University Group) as compared to the prior year periods. Total enrollment for the University Group improved by 5.8% as compared to the prior year quarter end and new enrollments improved by 39.0% and 6.6% for the quarter and year to date, respectively, as compared to the prior periods.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2018	% of Total Revenue	2017	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
Educational services and facilities:
Academics & student related	$20,974	14.4%	$21,319	14.7%	$64,913	14.9%	$72,700	16.0%
Occupancy	6,227	4.3%	16,469	11.4%	19,524	4.5%	41,667	9.2%
Total educational services and facilities	$27,201	18.7%	$37,788	26.1%	$84,437	19.4%	$114,367	25.2%

The decrease in educational services and facilities expense for the current quarter and current year to date as compared to the respective prior year periods is primarily driven by a decrease within occupancy expenses within our teach-out campuses as a result of the exit or subleases of facilities as campuses complete their teach-out. As campuses cease operations, a charge is recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. Occupancy expenses within the All Other Campuses segment decreased by 78.8% or $9.6 million and 76.1% or $22.8 million, respectively, for the quarter and year to date as compared to the prior year periods. Academics and student related expense decreased for the current quarter and year to date primarily related to teach-out campuses as these campuses continue to wind-down their operations, which was partially offset with an increase in academics and student related expenses for the University Group to support the Company’s investments in student-serving operations.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2018	% of Total Revenue	2017	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
General and administrative:
Advertising	$34,155	23.4%	$33,927	23.4%	$97,013	22.3%	$105,759	23.3%
Admissions	23,764	16.3%	21,237	14.6%	70,918	16.3%	62,406	13.8%
Administrative	30,991	21.3%	37,493	25.9%	103,584	23.8%	114,363	25.2%
Bad Debt	7,932	5.4%	6,420	4.4%	21,675	5.0%	21,630	4.8%
Total general and administrative expense	$96,842	66.5%	$99,077	68.3%	$293,190	67.3%	$304,158	67.1%

General and administrative expense decreased by 2.3% or $2.2 million and 3.6% or $11.0 million, respectively, for the current quarter and year to date as compared to the respective prior year periods. The current quarter and year to date improvement was primarily driven by decreased expenses within our teach-out segment of 85.3% or $6.6 million and 45.9% or $12.4 million, respectively, which was partially offset by increased expenses within our University Group. The increased expenses within our University Group for the current quarter and current year to date were primarily related to higher admissions expenses for both AIU and CTU due to increased salary and related expenses to enhance student onboarding and investments in new admissions and advising centers in Arizona and Illinois as well as increased bad debt expense.

Advertising expense for the quarter remained relatively flat with an increase in advertising expense of $0.4 million at CTU, partially offset by a decrease in advertising expense of $0.2 million at AIU. Advertising expense for the year to date decreased by 8.3% or $8.7 million, primarily as a result of efficiencies developed within certain marketing channels that optimized our processes related to receiving prospective student inquiries.

Administrative expenses for the current quarter and year to date decreased by 17.3% or $6.5 million and 9.4% or $10.8 million, respectively, as compared to the prior year periods. The decreases in administrative expenses for the current quarter and year to date as compared to the prior year periods was primarily related to overall decreases in corporate expenses partially offset with an increase of $1.9 million for severance and related costs due to restructuring actions taken during the current quarter. The year to date decrease also includes a recovery of $2.5 million for past claims which was more than offset with increased legal settlements within the All Other Campuses segment.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2018	% of Segment Revenue	2017	% of Segment Revenue	2018	% of Segment Revenue	2017	% of Segment Revenue
Bad debt expense:
CTU	$5,089	5.5%	$4,262	4.7%	$13,837	4.9%	$15,087	5.5%
AIU	3,259	6.2%	2,129	4.2%	8,658	5.6%	6,654	4.4%
Total University Group	8,348	5.7%	6,391	4.5%	22,495	5.2%	21,741	5.1%
Corporate and Other	(87)	NM	(140)	NM	(27)	NM	(270)	NM
Sub Total	8,261	5.7%	6,251	4.4%	22,468	5.2%	21,471	5.0%
All Other Campuses	(329)	NM	169	4.8%	(793)	NM	159	0.6%
Total bad debt expense	$7,932	5.4%	$6,420	4.4%	$21,675	5.0%	$21,630	4.8%

          Bad debt expenses for the current quarter increased by 23.6% or $1.5 million and remained relatively flat for the current year to date, as compared to the respective prior year periods. The increased bad debt expenses within the University Group for the current quarter and year to date was primarily driven by an increase in reserve rates due to historical performance within the University Group segments and an increase in accounts receivable write-offs as compared to the prior year periods. Additionally, CTU decreased by 8.3% or $1.3 million for the current year to date as compared to the prior year period due to improvements in collections as well as increased efforts to assist students with completing their funding packages at the beginning of their academic year while the increase for the current quarter was a result of an increase in write-offs as compared to the prior year quarter. The Company continues to focus on implementation of improvement to processes related to collection efforts and completion of financial aid packages for students.

Operating Income

Operating income improved by 324.8% or $14.7 million and 118.2% or $27.7 million for the current quarter and current year to date, respectively, as compared to the prior year periods driven by reduced operating losses within our teach-out campuses partially offset with increased investments in student-serving operations and ongoing technology investments at our University segments. Improvements within operating losses from teach-out campuses were a result of fewer teach-out campuses remaining in the current quarter and current year to date as compared to the prior year periods.

Provision for Income Taxes

For the quarter and year to date ended September 30, 2018, we recorded a provision for income taxes of $5.1 million or 25.2% and $11.5 million or 21.6%, respectively, as compared to a provision for income taxes of $1.6 million or 31.3% and $11.1 million or 44.7% for the prior year periods. The effective tax rate for the quarter and year to date ended September 30, 2018 reflects the tax effect of expenses that are not deductible for tax purposes and other adjustments which on a relative basis are a higher percentage of projected full year earnings. The current quarter and year to date effective tax rate includes the impact of tax reserves, the tax effect of stock-based compensation and adjustments to increase the state deferred tax assets. The effect of these discrete items decreased the effective tax rate for the quarter and year to date by 2.7% and 5.2%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2018 also reflects the reduction in the U.S. corporate tax rate from 35% to 21% resulting from the enactment of the Tax Cuts and Jobs Act that became effective in January 2018. For the full year 2018, we expect our effective tax rate to be between 22% and 24%. As of December 31, 2017, we had $215.5 million of federal net operating loss carry forwards which will be partially used in 2018 to offset federal taxable income. For the quarter and year to date ended September 30, 2017, the effective tax rate was primarily impacted by tax reserves and the tax effect of expenses that are not deductible for tax purposes.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2018	2017	% Change	2018	2017	% Change	2018	2017
REVENUE:
CTU	$93,115	$91,319	2.0%	$26,261	$27,565	-4.7%	28.2%	30.2%
AIU	52,504	50,150	4.7%	1,070	2,256	-52.6%	2.0%	4.5%
Total University Group	145,619	141,469	2.9%	27,331	29,821	-8.3%	18.8%	21.1%
Corporate and Other	-	-	NM	(4,362)	(6,199)	29.6%	NM	NM
Subtotal	145,619	141,469	2.9%	22,969	23,622	-2.8%	15.8%	16.7%
All Other Campuses	71	3,517	-98.0%	(3,686)	(19,083)	NM	NM	NM
Total	$145,690	$144,986	0.5%	$19,283	$4,539	324.8%	13.2%	3.1%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2018	2017	% Change	2018	2017	% Change	2018	2017
REVENUE:
CTU	$280,988	$276,558	1.6%	$80,562	$78,649	2.4%	28.7%	28.4%
AIU	154,204	150,618	2.4%	3,621	7,987	-54.7%	2.3%	5.3%
Total University Group	435,192	427,176	1.9%	84,183	86,636	-2.8%	19.3%	20.3%
Corporate and Other	-	-	NM	(10,904)	(16,595)	34.3%	NM	NM
Subtotal	435,192	427,176	1.9%	73,279	70,041	4.6%	16.8%	16.4%
All Other Campuses	599	26,141	-97.7%	(22,164)	(46,617)	NM	NM	NM
Total	$435,791	$453,317	-3.9%	$51,115	$23,424	118.2%	11.7%	5.2%

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended September 30,			For the Year to Date Ended September 30,			As of September 30,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
CTU	6,520	5,980	9.0%	17,240	16,170	6.6%	22,200	21,600	2.8%
AIU	6,100	3,100	96.8%	11,750	11,020	6.6%	12,400	11,100	11.7%
Total University Group	12,620	9,080	39.0%	28,990	27,190	6.6%	34,600	32,700	5.8%
All Other Campuses (1)	-	-	NM	-	-	NM	10	200	NM
Total	12,620	9,080	39.0%	28,990	27,190	6.6%	34,610	32,900	5.2%

(1)	Teach-out campuses within the All Other Campuses segment no longer enroll new students upon teach out effective date.

University Group. Current quarter and year to date revenue increased by 2.9% or $4.2 million and 1.9% or $8.0 million, respectively, as compared to the prior year periods. Both AIU and CTU experienced positive total enrollment growth of 11.7% and 2.8%, respectively, as compared to the prior year quarter, and new enrollment growth of 6.6% each for the current year to date as compared to the prior year to date. This growth drove increases to revenue at AIU of 4.7% or $2.4 million and 2.4% or $3.6 million, for the current quarter and current year to date, respectively, and increases to revenue at CTU by 2.0% or $1.8 million and 1.6% or $4.4 million, for the current quarter and current year to date, respectively, as compared to the prior year periods. New enrollments for the current quarter significantly increased at AIU by 96.8% as compared to the prior year quarter due to the timing impact of the academic calendar redesign. Additionally, AIU and CTU’s enrollment growth for both the current quarter and year to date were positively impacted by encouraging student interest in our programs and initiatives and investments and operating efficiencies in student-serving functions, including the admissions and advising centers in Arizona and Illinois, enhanced onboarding and orientation processes that we believe positively benefit student retention and investments in technology initiatives. Lastly, CTU’s new enrollment growth was positively impacted by growth in corporate partnerships which meaningfully contributed to new student enrollments.

Current quarter and year to date operating income for the University Group decreased by 8.3% or $2.5 million and 2.8% or $2.5 million, respectively, as compared to the prior year periods. Operating income decreased within both segments for the current quarter, with AIU contributing $1.2 million and CTU contributing $1.3 million, as compared to the prior year quarter. The current quarter was impacted by additional severance and related costs for restructuring actions taken to continue to drive efficiency and effectiveness within administrative support functions. Additionally, AIU and CTU both continue to invest in student-serving processes and operations and technology initiatives which drove an increase in operating expenses for the current quarter along with increased bad debt expenses which more than offset the increases in revenue. CTU’s operating income improved by 2.4% or $1.9 million for the current year to date as compared to the prior year period, which was more than offset with a decrease in operating income of $4.4 million or 54.7% for the current year to date at AIU as compared to the prior year period. AIU’s decrease in operating income for the current year to date was driven by the investments and restructuring actions discussed above as well as increases in bad debt and occupancy charges related to optimization of leased facilities.

All Other Campuses. This segment includes our campuses that are currently being taught out or have completed their teach-outs since January 1, 2015.

The current quarter and current year to date decline in revenue as compared to the respective prior year periods is primarily a result of the decrease in total student enrollments as campuses complete their closures. The operating loss improved by $15.4 million or 80.7% and $24.5 million or 52.5% for the current quarter and current year to date, respectively, as compared to the prior year periods primarily due to overall decreases in operating expenses as campuses cease operations.

A majority of these teach-out campuses have ceased operations as of September 30, 2018, with the two remaining campuses expected to cease operations by December 31, 2018. We expect revenue and operating expenses to continue to decline compared to prior periods as campuses wind down their operations through 2018.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss for the current quarter and current year to date improved by $1.8 million or 29.6% and $5.7 million or 34.3%, respectively, as compared to the prior year periods. A recovery for past claims of $2.5 million was recorded during the current year to date.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2018, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $193.0 million. Restricted cash and investment balances as of September 30, 2018 approximate $4.7 million and include restricted short-term investments for certificates of deposit in addition to restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. The recent losses from our All Other Campuses segment and associated lease payments for vacated spaces have driven a net cash usage in recent years. However, as we near the end of our transformation strategy and complete the wind-down of our teach-out campuses, we expect our cash usage to moderate and we have begun generating cash in 2018. We expect to end 2018 with cash, cash equivalents, restricted cash and available-for-sale short-term investments in the range of $215 million to $220 million. These expectations are based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit facility allows us to borrow up to a maximum amount of $95 million and is scheduled to mature on December 31, 2018. Amounts borrowed under the credit facility are required to be secured with 100% cash collateral.

Our strategy has been focused on building a strong balance sheet while prudently investing in organic growth projects. As we further build our cash balances, we will continue to evaluate diverse strategies to enhance shareholder value, including acquisitions of high-quality educational institutions and programs, while emphasizing organic student-serving investments at our Universities and maintaining adequate liquidity.

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

Sources and Uses of Cash

Operating Cash Flows

During the year to date ended September 30, 2018, net cash flows provided by operating activities totaled $18.3 million compared to net cash flows used in operating activities of $29.1 million for the year to date ended September 30, 2017. The improvement in cash flow from operations as compared to the prior year is primarily driven by payments of $32.0 million of legal settlements in the prior year to date as compared to $17.1 million in the current year to date, lower operating losses at our teach-out campuses and stabilized operating performance within our ongoing operations.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the years to date ended September 30, 2018 and 2017, approximately 78% and 77%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the years to date ended September 30, 2018 and 2017, net cash flows used in investing activities totaled $3.1 million and $6.1 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a $0.8 million net cash inflow and a $2.7 million net cash outflow during the years to date ended September 30, 2018 and 2017, respectively.

Capital Expenditures. Capital expenditures increased to $4.0 million for the year to date ended September 30, 2018 as compared to $3.4 million for the year to date ended September 30, 2017. Capital expenditures represented less than 1.0% of total revenue for each of the years to date ended September 30, 2018 and 2017. For the full year 2018, we expect capital expenditures to be approximately 1% to 2% of revenue.

Financing Cash Flows

During the year to date ended September 30, 2018, net cash flows used in financing activities totaled $1.7 million compared to net cash flows provided by financing activities of $1.4 million for the prior year to date.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $3.3 million for the year to date ended September 30, 2018 and $1.2 million for the year to date ended September 30, 2017.

Credit Agreement. On December 11, 2015, we entered into a $95.0 million Amended and Restated Credit Agreement with BMO Harris Bank N.A., in its capacities as the initial lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the Credit Agreement. The revolving credit facility under the Credit Agreement is scheduled to mature on December 31, 2018 and amended our previous credit agreement entered into on October 31, 2014. Amounts borrowed under the Credit Agreement are required to be secured with 100% cash collateral. The Credit Agreement, which includes certain financial covenants, requires that fees and interest are payable monthly and quarterly in arrears, respectively, and principal is payable at maturity. As of September 30, 2018, we have no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the Credit Agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2017 to September 30, 2018 were as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	$34,043	$18,875	80%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - other	16,222	31,233	-48%
NON-CURRENT LIABILITIES:
Other non-current liabilities	15,884	22,143	-28%

          Student receivables, net: The increase is driven by a change in how we account for student receivables under ASC Topic 606 as well as timing impacts related to deposits of Title IV funds.

          Accrued expenses -other: The decrease is driven by the payment of legal settlements in the current year which were included within accrued expenses as of December 31, 2017 as well as continued reductions in liabilities associated with remaining lease obligations for our vacated facilities.

          Other non-current liabilities: The decrease is driven by continued reductions in liabilities associated with remaining lease obligations for our vacated facilities.

Contractual Obligations

As of September 30, 2018, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2018 (5)	2019	2020	2021	2022 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$12,766	$13,247	$12,375	$10,326	$30,936	$79,650
Teach-out campuses and discontinued operations (3)	27,186	9,784	5,349	1,744	-	44,063
Total gross operating lease obligations	$39,952	$23,031	$17,724	$12,070	$30,936	$123,713

Sublease income (4)
Ongoing operations (2)	$259	$814	$845	$758	$1,105	$3,781
Teach-out campuses and discontinued operations (3)	4,984	2,590	1,560	229	-	9,363
Total sublease income	$5,243	$3,404	$2,405	$987	$1,105	$13,144

Net operating lease obligations
Ongoing operations (2)	$12,507	$12,433	$11,530	$9,568	$29,831	$75,869
Teach-out campuses and discontinued operations (3)	22,202	7,194	3,789	1,515	-	34,700
Total net contractual lease obligations	$34,709	$19,627	$15,319	$11,083	$29,831	$110,569

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

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2018, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable rate based on the type of loan. As of September 30, 2018, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of September 30, 2018 and December 31, 2017. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates or foreign currency exposure is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2017				$183,296,772
January 1, 2018—January 31, 2018	-	$-	-	183,296,772
February 1, 2018—February 28, 2018	-	-	-	183,296,772
March 1, 2018—March 31, 2018	215,215	13.85	-	183,296,772
April 1, 2018—April 30, 2018	-	-	-	183,296,772
May 1, 2018—May 31, 2018	-	-	-	183,296,772
June 1, 2018—June 30, 2018	14,691	16.11	-	183,296,772
July 1, 2018—July 31, 2018	-	-	-	183,296,772
August 1, 2018—August 31, 2018	-	-	-	183,296,772
September 1, 2018—September 30, 2018	6,593	14.42	-	183,296,772
Total	236,499		-

(1)

Includes 217,494 and 19,005 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)

As of September 30, 2018, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

+101

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, filed with the SEC on November 1, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 1, 2018	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2018	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)