Form 10-K
period 2018-12-31
CAREER EDUCATION CORP
filed 2019-02-20
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $16.17 per share closing sale price of the Registrant’s common stock on June 29, 2018 (the last business day of the Registrant’s most recently completed second quarter), was approximately $955,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 15, 2019, the number of outstanding shares of Registrant’s common stock was 69,772,910.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “should,” “estimate,” “trend,” ”will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.	BUSINESS

Career Education Corporation (“CEC”) was incorporated in Delaware in 1994. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “institution” and “university” refer to an individual, branded, for-profit educational institution owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our institutions.

BUSINESS OVERVIEW

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two regionally-accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

CTU places a strong focus on providing industry-relevant degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education.

AIU focuses on helping busy non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education.

We refer to CTU and AIU collectively as our University Group.

Additionally, in 2018 CEC completed the multi-year process of teaching out all campuses within the All Other Campuses segment, as part of the strategic decision to pursue a transformation strategy aimed at reducing the complexity of operations and focusing our attention on our University Group institutions. Students enrolled at these campuses were provided a reasonable opportunity to complete their program of study prior to the final teach-out date. Our All Other Campuses segment previously offered educational programs in career-oriented disciplines complemented by business studies and information technology as well as culinary arts. The Company announced the complete teach-out of all campuses in this segment in 2015, at which time they had 44 campus locations. The teach-out process of these campuses ended at varying dates since 2015 with the final campus closure in the fourth quarter of 2018.

A listing of individual campus locations and web links to Career Education’s University Group institutions can be found at www.careered.com.

Substantially all of the students attending our institutions reside within the United States of America.

Campus Locations

Our University Group campus locations, as of February 20, 2019 are summarized in the table below. Campuses from the All Other Campuses segment, which ceased operations by December 31, 2018, are not included.

Universities and Campus Locations	Website
AMERICAN INTERCONTINENTAL UNIVERSITY ("AIU"):	www.aiuniv.edu
AIU Atlanta, Atlanta, GA (includes Georgia online programs)
AIU Houston, Houston, TX
AIU Online, Schaumburg, IL
COLORADO TECHNICAL UNIVERSITY ("CTU"):	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs, CO
CTU Denver, Aurora, CO
CTU Online, Colorado Springs, CO

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and competitive, with no one provider having a significant market share. The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 6,700 Title IV eligible postsecondary education institutions in the United States for the academic year 2017-18, including approximately 2,800 for-profit schools; approximately 2,000 public, non-profit schools; and approximately 1,900 private, non-profit schools. According to the U.S. Department of Education (“ED” or the “Department”), over the 12-month period July 1, 2016 through June 30, 2017 approximately 26.7 million students were attending institutions that participate in the various Title IV Programs.

The domestic postsecondary degree-granting education industry was an approximately $564 billion industry for academic year 2015-16, according to a report published in 2018 by the Department. We compete in this industry primarily with other degree-granting regionally accredited colleges and universities, both for-profit and non-profit. In particular, there is growing competition from online programs at these institutions as they increase their online offerings in response to growing demand.

Most postsecondary institutions, regardless of how they are organized, face significant challenges, including:

•	a continued focus on the cost and availability of a college education;
•	concerns over the high level of college student indebtedness;
•	questions about the quality of academic programs and the ability to translate the value of a postsecondary education into economic mobility;
•	competition from lower cost alternatives and from non-traditional competitors or new alternative educational paths; and
•	the importance of preparing students with relevant skills to manage new and rapidly changing technologies and supporting employers in their efforts to optimize and advance their workforce.

Postsecondary institutions are also subject to significant regulations which provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	The accrediting agencies recognized by ED;
•	the federal government through ED; and
•	state higher education regulatory bodies.

Extensive and increasingly complex ED regulations governing postsecondary institutions have been enacted, including regulations applicable only to for-profit institutions. These regulations, coupled with the increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education, as well as the evolving needs and objectives of students and employers, economic constraints affecting educational institutions and increased focus on affordability and value may cause increased competition across the industry as well as contribute to continued changes in business operating strategies.

We believe that the competitive factors in the online postsecondary degree-granting education industry include:

•	quality of the academic programs offered;
•	affordability;
•	breadth of degree offerings;
•	convenient and flexible delivery of instruction;
•	technological advancements and capability;
•	experienced faculty members engaged in the practice of their fields;
•	effectiveness of student support and outreach strategies; and
•	reputation among prospective students and employers.

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

Although competition exists, for-profit educators serve a segment of the market for postsecondary education that we believe has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial resources to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings. For-profit providers of postsecondary education offer potential students the greater flexibility and convenience of their institutions' programmatic offerings and learning structure and an emphasis on applied content and the use of technology in the delivery of the education. At the same time, the share of the postsecondary education market that has been captured by for-profit providers remains relatively small. As a result, we believe that in spite of regulatory and other challenges facing the industry, for-profit postsecondary education providers continue to have significant opportunities to address the demand for postsecondary education.

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

Our Competitive Strengths

We believe that the following strengths differentiate our business:

Strong level of support for student retention and academic outcomes. The successful execution of our transformation strategy has enabled us to continue investing in student-serving processes and initiatives which we believe will contribute to improved student experiences, retention and academic outcomes. Our universities have also continued to focus on refining and executing operational changes with the same goal. We believe our admissions and advising operating models have improved accountability and coordination between the functions, ultimately helping our students. There is accountability at the advisor and manager levels to promote and enhance student engagement. As an education company, academic outcomes are the most relevant and critical measure of our success. Our institutions are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. We continue to invest and leverage technology to further enhance student learning and promote faculty engagement. This is evidenced by our advancements in mobile technology for our students and faculty that has made overall classroom activities easier to complete. We have also redesigned the academic calendar within AIU, which better aligns with student lives. We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates and we continue to work with our university regulators to expand our program offerings to provide students with increased choices.

Flexibility in delivery models. Development of a virtual campus that engages online students with their instructor, their peers and the content is critical to the achievement of improved student learning outcomes. CEC’s online instructional delivery is accomplished utilizing an innovative, student-focused proprietary learning management system. While online content delivery is very common today, CEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. is a rich, engaging student experience that represents an innovative online method of delivering content that includes the following capabilities:

•	supports multiple learning styles, allowing students to choose their preferred method of engaging with the content;
•	enables students to choose the order of topics to study within a predetermined framework of learning objectives; and
•	provides search capability that allows students to interact with the content more efficiently and effectively.

In addition, CTU and AIU each have a student mobile application which was created to complement students’ mobile-centric lives. The mobile applications offer users the ability to connect with their university, track grades and degree progress in real-time and participate in courses from the palm of their hand. The student benefits of the mobile applications include motivating students and helping them connect with the university and remain on track with their course of study. CTU and AIU also have a faculty mobile application which provides informative dashboards, ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe will make teacher-student interactions easier and more effective.

Both CTU and AIU have also fully implemented a two-way messaging platform within the mobile application to support effective and efficient student outreach and communication with advising, admissions and financial aid personnel. Our students and staff are increasingly using the messenger due to its ease and simplicity.

Innovative personalized learning technology. Through our equity investment in CCKF, a Dublin-based educational technology company that provides intelligent, adaptive systems to power the delivery of personalized learning, we have strengthened our leadership position as a technology innovator in higher education and as a company dedicated to student success. Our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula. We have a perpetual license to this technology, which, when integrated with our proprietary learning management system, we refer to as intellipath.® This academic and technological breakthrough continues to advance our understanding of the learning process and support improved student academic outcomes. Personalized learning, supported by intellipath technology, allows us to visualize how each student learns through their interaction with the material.

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

Strong student outreach strategies. We have invested significant resources in developing processes and implementing technologies that allow us to effectively recruit and retain qualified students. We develop and participate in various marketing activities which build awareness of the CTU and AIU brands among prospective students. Our marketing programs are designed to differentiate our brands in the marketplace and maximize each institution’s opportunity to serve a targeted section of the potential student population.

Over the past two years we have invested in two new admissions and advising centers in Chandler and Tempe, Arizona and increased our investments within the student advising, admissions and academic functions. These investments have enabled us to support the increased demand we experienced during 2018.

Additionally, we have invested in technologies that allow us to customize outreach strategies based on student interest before contacting students. This technology consolidates data into a single prospective student contact center platform and provides us with flexible outreach strategies and improves time utilization. Some other key benefits include work force scheduling and improved call and call recording analytics. We have seen improvement in the number of students we are able to connect with and we believe students have an improved overall experience in communications with our staff.

Seasonality

Our quarterly net revenues and income may fluctuate primarily as a result of the pattern of student enrollments. For CTU, the seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. Within AIU, a calendar redesign was implemented during 2017 which impacts quarterly comparability in the foreseeable future as each quarter may have non-comparable revenue-earnings days. While operating costs for our institutions generally do not fluctuate significantly on a quarterly basis, we do traditionally increase our marketing investments during the first and third fiscal quarters in relation to the back to school seasons.

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

Our strategy is aimed at leveraging near-term demands for higher education with a career focus, while continuing to build the capabilities necessary to deliver sustainable and responsible long-term growth for our organization and its institutions. Within our University Group, we are focused on increasing the efficacy of our programs while seeking operational efficiencies in an effort to improve the student experience across the student lifecycle - for our campus-based students as well as our online students.

The importance of quality education at our institutions cannot be overstated. The quality of the education we provide and the manner in which we provide it can directly lead to better student outcomes. We will strive to offer new programs at institutions and particular campuses as there is both student demand for the education, as well as workplace demand for graduates in that field of study. As we continue to innovate in our delivery of online education, we will continue to build upon that history and continue developing new education technologies that enhance the learning experience for students. We believe our intellipath® personalized learning platform provides our organization and its institutions a strategic advantage by providing a more customized student experience and we will continue to expand its use as a key differentiator.

Growing the academic and economic value of our university platforms by enhancing student retention and academic outcomes also aligns with the interest of creating stockholder value. Our successful execution and completion of our transformation efforts has given us the ability to focus our resources and attention on our university institutions. We are committed to investing in our university brands, technology and faculty, all of which contribute to positive student experiences, retention and academic outcomes.

Our business and operating strategy is built upon core guiding principles, including:

•	sustainable and responsible growth;
•	student retention and academic outcomes;
•	academic quality and integrity;
•	compliance with regulations; and
•	innovation and collaboration.

In addition to the Company’s core business and operating strategy, the Company has been focused on building a strong balance sheet while prudently investing in organic growth projects. As we further build our cash balances, we will continue to evaluate diverse strategies to enhance shareholder value, including acquisitions of quality educational institutions and programs, while emphasizing organic student-serving investments at our universities and maintaining liquidity.

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

Within our University Group, we continue our focus on expanding strategic relationships with corporate partners. We expect these relationships to result in new student interest through increased awareness of our brands for the employees of our corporate partners. Corporate partnerships provide us with an opportunity to educate students that are not as easily accessible through our standard marketing. Students who attend our institutions through corporate partnerships are awarded grants from the applicable university to partially offset their tuition costs, the amount of which depends on the agreement with each respective corporate partner. The lower tuition billed to these students results in lower revenue per student on a daily basis, yet recruiting, marketing and support costs associated with these students are lower. Further, these students are more likely to start class and tend to be more persistent in their pursuit of long-term learning, which we believe will result in higher life-time value per student. We continue to see student enrollments from corporate partnerships increase as we continue to expand the program to new corporate partners. Approximately 16.7% and 6.4% of CTU and AIU’s total student population as of December 31, 2018, respectively, are a result of corporate partnership agreements.

Admissions

CEC serves a diverse student population. Our students represent a broad range of educational and employment experiences, contributing to their college-level readiness. Each of our University Group institutions has an admissions department that is responsible for interacting with individuals interested in applying to an institution. Admissions advisors serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. The admission advisors also have a responsibility to provide guidance and support through the application process and orientation as well as assist each student as they transition to their first class.

CEC has invested in multiple admissions center locations in order to better assist students through the admissions process. CEC has made additional investments in its Illinois admissions and advising centers along with opening two new admissions and advising centers in Chandler and Tempe, Arizona. These investments have been made over the past two years and have enabled us to better meet student demand.

The admissions and entrance processes for our institutions are intended to identify students who are interested in meeting the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher student retention, increased student and employer satisfaction, and lower default rates on government loans utilized by a student. Generally, to be qualified for admission to one of our institutions, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet other program admissions requirements.

Our student financial aid team works with students so that they are able to start their education with the knowledge of what loans and grants are available to them and complete the financial aid application process in a timely manner, thus providing them with the capability of funding their education. Our staff assists students so they can determine an appropriate funding solution for their educational needs as well as provides information regarding the transfer of credit into the institution.

Our online orientation process encourages students to engage actively in preparatory activities which can include a personalized learning module, a discussion board assignment and an individual project. This orientation program also provides the opportunity for students to understand our academic and support services. We believe completion of these activities will better prepare a student to make an informed decision about pursuing their education as well as to be more successful as it simulates their classroom experience both online and in a campus-based environment. Campus-based students have the opportunity to engage with faculty, staff and current students during orientation which builds confidence and a comfort level in their new learning environment. Orientation is offered to all students; completion of orientation does not financially obligate students nor does it require students to continue their education with the university.

Student Retention and Academic Outcomes

We emphasize the importance of student retention at each of our institutions. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of academic, financial or personal reasons. We employ student advisors that provide feedback and assistance to students during their course of study. We seek to improve retention rates by building a strong connection between our faculty and students and promoting instructional innovation, such as our M.U.S.E. instructional platform and our student and faculty mobile applications. These efforts, as well as our intellipath personalized learning technology, are designed to assist our students to remain in school and succeed.

Our student advising model promotes specific and deliberate collaboration between faculty and advisors which we believe elevates accountability and effectiveness between these two areas, which in turn, provides students with consistent support and communication. Student advisors continue to work with students throughout their program to provide relevant and specific feedback and guidance as they progress through their classes. Additionally, a team of staff members from advising, admissions and financial aid work directly with each new student creating a student-service atmosphere and encouraging quality interactions.

Coupled with the student advising model, CTU and AIU have made changes to course sequencing to build workload levels slowly as students develop skills and acclimate to course expectations. Courses have been redesigned to accommodate skill development holistically in the first eight courses, which we believe will support incremental and progressive learning.

AIU has fully transitioned to a graduate team model operating structure. The graduate team model structure personalizes student facing services in financial aid, admissions and advising and we believe this structure helps increase accountability and ultimately improves overall student experiences and retention. This cross-functional strategy is aimed at improving student engagement prior to beginning school and continuing through their academic program, with particular emphasis on the important onboarding phase and first academic term as the students adjust to their academic program. These teams also facilitate completion of the financial aid process and continue to provide support as students work towards graduating in their field of study.

We have also implemented a new student engagement and retention analytics tool at CTU during the fourth quarter of 2018. This tool is intended to better help us reach the right student at the right time with the right support, which we expect will increase rates of overall course completion by our students.

Preparing students to find employment in their field of study is also an important element of our educational mission. To this end, each of our institutions provides career services assistance to help prepare students to conduct a successful job search and to help identify job opportunities with employers.

Student Enrollments Statistics

Our total University Group student enrollments as of December 31, 2018 and 2017 was approximately 34,400 students and 34,700 students, respectively. Included in total student enrollments were approximately 32,100 students and 32,300 students, respectively, enrolled in our University Group fully-online academic programs. Related student enrollment demographic information for our University Group as of December 31, 2018 and 2017 was as follows:

University Group Student Enrollments by Age Group

	As a Percentage of Total University Group
	Student Enrollments as of
	December 31,
	2018	2017
Over 30	61%	61%
21 to 30	35%	36%
Under 21	4%	3%

University Group Student Enrollments by Core Curricula

	As a Percentage of Total University Group
	Student Enrollments as of
	December 31,
	2018	2017
Business Studies	74%	74%
Information Technology	14%	15%
Health Education	12%	11%

University Group Student Enrollments by Degree Granting Program

	As a Percentage of Total University Group
	Student Enrollments as of
	December 31,
	2018	2017
Doctoral and Master's Degree	13%	12%
Bachelor's Degree	71%	72%
Associate Degree	16%	16%

Academic Quality and Integrity

We believe academic outcomes and career readiness are attained by our students as a result of the quality learning experience they are provided. Those learning experiences are facilitated by career-oriented program development, engaging instructional delivery and qualified faculty.

Program Development

Our universities develop and deliver a variety of programs resulting in the award of credentials ranging from certificates to master’s and doctoral degrees in career-oriented programs of study in core curricula areas of business studies, information technology and health education.

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

Construction of, and ongoing enhancement to, a virtual campus that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. CEC’s online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, CEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. is a rich, engaging student experience that represents an innovative online method of delivering content.

CEC continues to invest in its methods for delivering online education. CEC has implemented the use of sophisticated personalized learning technologies, referred to as intellipath, within our university institutions. Our roll-out of these technological tools is coupled with extensive faculty training. Continuous assessment facilitates the development of individualized, dynamic learning maps that both illustrate where student mastery has been achieved and where additional work is needed. Both the student and the instructor can see in real time where learning has taken place and where effort still needs to be applied. Additionally, students have access to a mobile application and two-way messaging platform which were created to complement students’ mobile-centric lives. The student benefits of these enhancements include motivating students and helping them connect with the university and remain on track with their course of study.

Faculty

CEC institutions employ approximately 1,900 credentialed, geographically disbursed, full-time and adjunct (i.e., part-time) faculty who facilitate learning in our classrooms and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in accordance with current accepted higher education practices and in accordance with state, institutional accreditation and programmatic accreditation standards. Generally, our institutions require the instructor to have a degree at least one level higher than the level of course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General education faculty members must possess at least a master’s degree. The average tenure of a CEC faculty member is greater than six years. We believe the longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms.

Faculty Competencies

With the input of faculty and academic leadership at our institutions, we have developed a set of instructor competencies that we believe are critical to student success and institutional effectiveness. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation and development. The competencies apply to all instructors, regardless of content area, instructional platform (campus-based or online) and employment status (full-time or part-time). Faculty hired by any CEC institution must demonstrate proficiency in each of the following competencies:

•	communication;
•	assessment of student learning;
•	instructional methodology (pedagogy);
•	subject matter expertise;
•	utilization of technology to enhance teaching and learning;
•	acknowledgement and accommodation of diversity in learners;
•	student engagement;
•	promotion of active student learning;
•	compliance with academic and institution policy; and
•	demonstration of scholarship.

Compliance with Regulations

We focus on operating and achieving results in a compliant and ethical manner. Specialized staff review, interpret and establish procedures for compliance with regulations governing financial assistance programs and processing financial aid applications. Because Title IV Programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation can be the basis for disciplinary action, including suspension of participation in Title IV Programs, as well as a limitation or termination proceeding against one or both of our institutions.

Our institutions undergo an annual independent compliance audit for all Title IV Programs as well as a variety of other compliance submissions to and reviews from ED, the Department of Veteran’s Affairs, various state licensing agencies and institutional accreditors. CEC’s efforts to maintain compliance with all of these regulatory requirements are extensive and include:

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

•	a centralized data and reporting team responsible for consistency in methodologies for calculating and supporting the various reports to regulators or the public;
•	an internal audit function reporting directly to the Audit Committee of the Board of Directors that audits and regularly monitors our operations, including compliance with regulations;
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
•

required annual ethics training for all employees and quarterly compliance certifications for staff engaged in student marketing, recruitment, financial aid counseling and processing, career services and campus leadership.

Innovation and Collaboration

We focus on driving a culture of innovation and collaboration. This is evidenced by our technology innovations in recent years, including our personalized learning platform, student and faculty mobile applications with the addition of two-way messaging and a student engagement and retention analytics tool, all of which are discussed further above. We believe that these innovations continue to provide students with tools that enable them to focus on educational content in a manner that is best suited to their personal learning style. Our focus on collaboration is evidenced by the successful implementation of these technology initiatives as well as how these innovations are designed to promote more effective and efficient collaboration between faculty, advisors and students. AIU’s implementation of the graduate team model is another example of this focus on collaboration which drives a student-service atmosphere and encourages quality interactions. Our teams have also collaborated to implement operational efficiencies in an effort to improve the student experience across the student lifecycle. We will continue our focus on innovation and collaboration to improve student experiences, retention and academic outcomes.

Employees

As of December 31, 2018, we had a total of 4,244 employees, including 137 students employed on a part-time basis at certain of our institutions, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty (adjunct)	Total
CTU	736	-	64	63	1,177	2,040
AIU	674	8	73	58	582	1,395
Total University Group	1,410	8	137	121	1,759	3,435
Corporate and Other	787	13	-	-	-	800
Subtotal	2,197	21	137	121	1,759	4,235
All Other Campuses	3	1	-	-	5	9
Total employees	2,200	22	137	121	1,764	4,244

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

Both CTU and AIU are accredited by The Higher Learning Commission (“HLC”) (www.hlcommission.org), one of six regional accreditation agencies recognized by ED. AIU’s next re-affirmation of accreditation is scheduled for 2023-24. AIU had a comprehensive evaluation in 2018, during which HLC found that AIU continued to meet HLC’s criteria for accreditation. CTU’s next re-affirmation of accreditation is scheduled for 2022-23. CTU had a comprehensive evaluation in 2017, during which HLC found that CTU continued to meet HLC’s criteria for accreditation, while requesting that CTU complete some interim reporting prior to its next re-affirmation of accreditation review.

Programmatic Accreditation

In addition to the institutional accreditation described above, CTU and AIU have specialized programmatic accreditation for particular educational programs. Many states and professional associations require professional programs to be accredited at a program level, and require individuals who must pass professional license exams to have graduated from accredited programs. Programmatic accreditation does not satisfy ED requirements to confer Title IV Program eligibility; however, it does provide additional quality review by peers in a given field and may enable or assist graduates to practice, sit for licensing or certification exams (in some cases) or otherwise secure appropriate employment in their chosen field. In addition to programmatic accreditation, some states have licensing boards which regulate who in a state is licensed to practice in a given profession.

Our schools pursue programmatic accreditation if that accreditation is required by employers or licensing bodies in order for a graduate to practice the profession or if it is required in order for a graduate to sit for a licensing or certification exam in order to practice or advance in the profession. In some cases, programmatic accreditation is sought because it is desired by employers and may enhance the ability of our graduates to compete for employment in their field.

Programmatic accreditation has been granted by the following accrediting agencies for the following individual programs offered by our University Group institutions.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Accredited

ABET	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Accreditation Council for Business Schools and Programs	American InterContinental University: Atlanta, Houston and Schaumburg; Colorado Technical University: Colorado Springs and Denver	Business

Commission on Collegiate Nursing Education	Colorado Technical University, Colorado Springs	Nursing

Council for the Accreditation of Educator Preparation	American InterContinental University, Schaumburg	Education

Project Management Institute Global Accreditation Center	Colorado Technical University: Colorado Springs and Denver	Project management

_____________________

(1)	Status as of February 15, 2019.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees or certificates to its students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or certificates or offer new programs. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to regulation in the states where our physical campuses or administrative offices are located. Currently, each of our ground-based campuses is authorized by the state in which it is located. Additionally, our online institutions have sought separate state approval or recognition from the relevant state agency via participation in a consortia program called the State Authorization Reciprocity Agreement (“SARA”) in the states in which they enroll and/or recruit students.

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by state legislators) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). As of January 1, 2019, 49 states plus the District of Columbia are SARA participants (www.nc-sara.org). AIU and CTU are approved to participate in SARA by their home states (Illinois and Colorado, respectively). California is the only state which is not a part of SARA; CTU and AIU hold the appropriate approval in that state.

          ED had published new regulations, to be effective July 1, 2018, that condition Title IV Program eligibility on confirmation that an institution has the appropriate state approvals from any state which requires institutions to obtain its approval. These new regulations recognize SARA participation as a means to qualify in a state through reciprocity. However, the implementation of these regulations was delayed until July 1, 2020, based on concerns raised by regulated parties and ED is currently considering potential modifications to the regulations through a negotiated rulemaking process focused on accreditation and innovation.

Additional State Regulatory Matters

In recent years, states have increased their focus on the private, postsecondary education sector. This includes increased activity by state attorneys general in their review of the sector. In this regard, on January 3, 2019, the Company entered into agreements with attorneys general from 48 states and the District of Columbia to bring closure to multi-state inquiries ongoing since January 2014. As part of the agreements, the Company expressly denies any allegations of wrongdoing but agreed to, among other things, work with a third-party administrator that will report annually on the Company’s compliance with various obligations the Company committed to in the agreements. Operationally, the Company committed to:

•

provide students with additional communication of important policies, academic program information and financial aid information during the enrollment process, including a single page program disclosure as well as disclosure of applicable refund policies;

•	provide newly enrolling students an online financial aid interactive tool that can assist them in understanding their financial commitments;

•	continue its existing practice of offering a no cost orientation and/or an introductory course with materials designed to support new college students (if they have less than 24 college credits); and
•

permit undergraduate students to withdraw with no monetary obligation up to seven days after their first class at on-campus schools and up to 21 days after the start of the term at online programs (if they have less than 24 online college credits).

From a compliance standpoint, the Company committed to:

•	continue many of its existing compliance programs that it uses to monitor for accurate communication with prospective students;
•	continue its monitoring of third-party marketing vendors and agreed on a process to continue to hold them accountable for complying with the Company’s advertising guidelines;
•	continue to monitor and review conversations that its admissions and financial aid staff have with prospective students during the student recruitment process; and
•	enhance current training to staff working with students regarding the additional information and tools that are part of the commitments in the agreements.

Generally, the operational aspects we agreed to as part of the agreements with the attorneys general are for a six-year period. See Note 12 “Contingencies” to our consolidated financial statements and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Any failure to comply with state laws and regulatory requirements, or new state legislative or regulatory initiatives affecting our institutions, could have a material adverse effect on our total student enrollments, results of operations, financial condition and cash flows,” for more information about these agreements.

          Additionally, on August 19, 2013, the Company entered into an Assurance of Discontinuance with the New York Attorney General. Under the terms of this agreement, without admitting or denying any findings by the New York Attorney General, the Company agreed to, among other things: calculate and disclose placement rates according to agreed upon procedures and retain an independent consultant or audit firm to independently verify and report on such placement rates and to teach out programs going forward that do not achieve a 47.5% minimum placement rate. CTU Online and AIU Online have each reported and published this additional agreed upon placement rate which only includes New York resident graduates. For the 2018 reporting year, none of the rates required to be calculated for CTU Online and AIU Online were below the minimum threshold required by the Assurance of Discontinuance. The Company’s remaining campus in New York closed in 2018 and therefore no further action should be necessary with respect to programs which report rates below the minimum threshold. The Company has now completed all material terms of this agreement.

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

Many of our students require assistance in financing their education. Our institutions are approved to participate in the U.S. Department of Education’s Title IV federal aid programs. Our institutions also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces and education benefits administered by the Department of Veterans Affairs. Our institutions that participate in federal and state financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain education related expenses at any institution that has been approved to participate by ED. These federal programs are authorized by the Higher Education Act. While most students are eligible for a Title IV loan, typically, financial aid administered under Title IV is awarded on the basis of financial need, which is generally defined under the Higher Education Act as the difference between the costs associated with attending an institution and the amount a student’s family can reasonably be expected to contribute based on a federally determined formula. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

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

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2018-19 maximum annual Pell Grant is $6,095, excluding any additional amount awarded pursuant to a year-round Pell Grant. Beginning with the 2017-18 award year, eligible students may receive year-round Pell Grant funds. A year-round Pell Grant program allows students to receive up to 150% of the student’s regular grant award over the course of the academic year, allowing students to maintain their enrollment status and receive Pell Grant funds for the entire calendar year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

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

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2018 is $23,672. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The MOU increases oversight of educational programs offered to active duty service members and conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Both CTU and AIU signed this earlier version of the DoD’s standard MOU.

In August 2013, DoD began incorporating the Principles of Excellence outlined in the President’s 2012 Executive Order into their current MOU. Refer to the section below for more information on the Principles of Excellence.

In May 2014, DoD released a final version of its revised MOU and its changes include efforts to enhance departmental oversight of voluntary education programs as well as incorporate the remaining requirements as stated in the President's 2012 Executive Order. The new provisions apply to all educational institutions providing education programs through the DoD tuition assistance program. Among other things, the MOU requests that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. The revised MOU also implemented rules to strengthen existing procedures for access to DoD installations by educational institutions, a DoD postsecondary education complaint system for service members, spouses, and adult family members to register student complaints and established authorization for the military departments to establish service-specific tuition assistance eligibility criteria and management controls. In September 2014, both CTU and AIU signed DoD’s revised MOU.

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

Institutional Payment Plans

Some of our students will enter into institutional payment plans with our institutions to pay a portion, or occasionally all, of their institutional charges directly to the school. This is more common for students who have a gap between their Title IV financial aid funding and other third party aid available to them and the institutional charges. We offer these payment plans over the in-school period, and up to 12 months beyond graduation. The payment plans do not include any interest or fees.

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

Institutions approved to participate in Title IV sign a program participation agreement provided by ED that describes the terms of participation and includes a number of certifications and assurances made by the chief executive officer of the institutions. As long as an institution has submitted an application for re-certification prior to the expiration of its current program participation agreement, the institution’s eligibility to participate in Title IV Programs continues on a month-to-month basis until ED completes its review. ED may issue full certification to an institution, it may deny certification or it may elect to issue provisional certification, in which case the program participation agreement outlines additional requirements that the institution must meet.

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

Our institutions are currently operating on provisional program participation agreements. CTU and AIU each have a program participation agreement that expired on September 30, 2018 and as a result are operating on a month-to-month approval pending ED’s review and processing of their pending applications for recertification. During the period of provisional certification, our institutions must obtain prior ED approval to add an educational program, open a new location or make any other significant change. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – If ED denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

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

Historically, Congress has reauthorized the Higher Education Act every five to six years. The last full reauthorization took place in 2008 and Congress has subsequently taken several actions which effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. We anticipate that Congress will work to either reauthorize the Higher Education Act in its entirety or pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs. Certain legislation has been introduced that is focused on simplifying both access to and repayment of Title IV funds. While it is uncertain whether those proposals will be enacted into law, simplifying the federal student aid programs and reducing the complexity of repayment should be of benefit to our students. However, scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Congress may revise laws governing Title IV Programs or reduce funding for those programs which could reduce our enrollments and revenue and increase costs of operations.”

In recent years, ED has engaged in significant rulemaking efforts intended to develop new regulations focused on various topics. These efforts led to adoption of the new gainful employment regulation and “borrower defense to repayment” regulations. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for a description of these regulations as they were adopted. ED convened new negotiated rulemaking committees to consider modifications to these borrower defense to repayment regulations as well as the gainful employment regulation in late 2017 and early 2018. On July 31, 2018, ED published for public comment proposed regulations with respect to “borrower defense to repayment” and on August 14, 2018 ED published for public comment a proposed rescission of the gainful employment regulations. ED has not indicated when it plans to publish final regulations on either topic and there have been various legal challenges to ED’s rulemaking processes and administrative decisions; however, any regulations published in final form by November 1, 2019 typically would take effect on July 1, 2020. The outcome of these rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

To be eligible to participate in Title IV Programs, an institution must comply with the Higher Education Act and regulations thereunder that are administered by ED. We and our institutions are regularly subject to audits and compliance reviews and periodically subject to inquiries, lawsuits, investigations, and/or claims of non-compliance from federal and state regulatory agencies, accrediting agencies, ED, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards or other regulatory requirements applicable to us or our institutions. If the results of any such audits, reviews, investigations, claims or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, provisional certification or other civil or criminal penalties. In addition, if ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or ED’s regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. See Note 12 “Contingencies” to our consolidated financial statements for discussion of current matters.

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

The Higher Education Act also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to ED for review. In September 2016, ED’s Office of Inspector General released a revised audit guide applicable specifically to proprietary schools and third-party servicers administering Title IV programs. The updated guide is effective for fiscal years beginning after June 30, 2016. The revised audit guide was effective for us for the year ending December 31, 2017 and applies to annual compliance audits due June 30, 2018 and thereafter. The new guide significantly increases the requirements and testing procedures necessary when filing our annual Title IV compliance audits.

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

On June 14, 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to the gainful employment regulation. Committee negotiations commenced in late 2017. During negotiations, ED considered different options for adopting a uniform set of requirements that could be applicable to all schools and not specifically targeted at for-profit institutions. On August 14, 2018, ED published for public comment a proposal to rescind the gainful employment regulation which became effective on July 1, 2015. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, ED indicated its intent to update the college scorecards ED had developed, which apply to all Title IV eligible institutions, with relevant information for prospective students. ED has not indicated when or if it will publish a final regulation rescinding the existing gainful employment regulation; however there have been various legal challenges to ED’s rulemaking processes and administrative decisions which may impact the outcome of the timing or finalization of the proposed rescission. The outcome of these rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time.

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

Under the gainful employment regulation, debt is calculated based on the lesser of actual median or mean debt, or the cost of tuition, fees, books, supplies and equipment. For the first five to seven years after ED begins to report gainful employment results, depending upon the length of the academic program, ED will allow the substitution of the average debt of the most recent graduating cohort for the average debt of the measurement cohort. Earnings are to be based on data provided by the Social Security Administration to ED; however, the information sharing agreement that provided ED with access to this earnings information lapsed in May 2018 and ED has indicated that the SSA has no current intentions of renewing the agreement or providing any new earnings data to ED. As a result, only one year of gainful employment rates have been published and it is unclear if a second or subsequent year of GE program rates will ever be published. Under the regulations, institutions have an opportunity to review and correct the list of students submitted to the Social Security Administration for the earnings query, but do not have an opportunity to inspect, review, question or appeal the results provided by the Social Security Administration.

The gainful employment regulation includes a requirement that institutions disclose program level cohort default rates if directed to do so by ED.

On January 8, 2017, final initial year gainful employment rates were published publicly for all institutions subject to the rules. The announcement was made with an ED press release stating that over 800 programs had not met its new criteria for gainful employment and another 1,239 programs were in the “zone” for meeting the gainful employment standard. In line with our expectations, AIU had two, and CTU had three, of its continuing programs in the “zone” for meeting the gainful employment standard. Each university also had one active program that initially failed to meet the standard for the first year, but that timely filed an appeal that is pending with ED.

Of the programs that were in the zone or failed to meet the standard, the most significant of these are the Criminal Justice programs at CTU and AIU. These programs represent approximately 16% of University Group total enrollments as of December 31, 2018. Under the current regulation, a program does not lose Title IV Program eligibility unless it fails the gainful employment test for two out of three consecutive years, or is in the zone (or fails) for four consecutive years. Because we rely on ED to provide us with the historical salary and debt information that is used in these calculations and due to the historical nature of the data used in the test, there can be no assurance that our actions will result in future compliance and the regulation could adversely affect the eligibility of the programs we offer. ED has not indicated when or if it intends to publish a second year of data for the gainful employment regulation due to both (i) the lapse of its information sharing agreement with the Social Security Administration and (ii) its proposed elimination of the regulation and associated program eligibility test. We continue to closely monitor the status of these matters and to consider new or modified programs or specializations that we believe might have improved outcomes under the current gainful employment regulation.

The current gainful employment regulation included significant new disclosure requirements and created additional certifications to which the chief executive officer of an institution must attest, including that the programs offered by the institution meet the requirements of states or professional licensing bodies in order for graduates to practice in the field. Also included in the regulation is a requirement that any new or re-enrolled student must receive, either in person or by email, and acknowledge program level gainful employment disclosures, prior to signing an enrollment agreement, registering for classes or entering into a financial commitment with the institution. On June 30, 2017, ED announced that it was delaying aspects of the regulation requiring these program disclosures be distributed in person or via email until July 1, 2018; then subsequently in early 2018 ED announced it was again delaying this particular notification until July 1, 2019. However, the requirement that updated gainful employment disclosures be published on an institution’s program websites remains in effect and ED periodically revises the required template and data elements for these disclosures. We do not know, to the extent it becomes effective, if the new disclosure process that requires a separate email acknowledgement from our online students of program level gainful employment disclosures will have any material impact on our enrollments in the future.

Until ED publishes a final rule rescinding the gainful employment regulation, the existing regulation remains in effect, with some aspects such as the requirement to deliver program level gainful employment disclosures to every student subject to formally announced delays, while other aspects such as the timing for publishing any second year of gainful employment rates are informally delayed pending periodic updates from ED. There can be no assurance that our future actions will result in compliance with the existing regulation or any new or modified regulation and the eligibility of the programs we offer could be adversely affected. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ED’s gainful employment regulation may limit the programs we can offer students and increase our cost of operations,” for more information about risks associated with the gainful employment regulation.

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

For our 2018 fiscal year, our preliminary review of our institutions’ 90-10 Rule percentages results in none of our institutions exceeding the 90% limit.

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

In September 2018, ED released the official three-year cohort default rates for the 2015 cohort. Each of our institutions had cohort default rates under the 30% threshold for the 2015 cohort. A listing of the official 2015, 2014 and 2013 three-year cohort default rates, for our universities is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2015	2014	2013
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA and Houston, TX)	19.7%	16.2%	14.7%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	19.5%	15.7%	14.0%

We continued to see an increase in both institutions’ cohort default rates through the 2015 cohort. We believe these increases were a result of multiple factors, including that certain operational changes adversely affected the 2014 and 2015 cohorts, and that the 2013 and 2014 cohorts benefitted from some timing related factors impacting the percentage of students that graduated relative to the percentage of students that withdrew without completing their program. We increased focus in this area beginning in late 2016 and as a result we do not currently anticipate further increase in our cohort default rates in the near future.

Borrower Defense to Repayment

2016 Regulations - Status

On October 28, 2016, ED issued complex, significant new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment.” The 2016 regulations were published in the Federal Register on November 1, 2016 and were generally to become effective on July 1, 2017. However, in response to pending litigation by the California Association of Private Postsecondary Schools (“CAPPS”) challenging the legality of the borrower defense to repayment regulations, on June 14, 2017 ED announced an indefinite delay in the effective date of the 2016 regulations while it conducted further review and a new negotiated rulemaking process to replace the previously adopted regulations. On October 24, 2017, ED published two related notices in the Federal Register. The first, again citing the pending litigation and uncertain outcome, was an interim final rule setting the effective date of the delayed regulations as July 1, 2018. The second, was a proposed extension of the delay for an extra year, through July 1, 2019, to permit ED to conclude its negotiated rulemaking to amend the 2016 regulations and to provide adequate time for institutions to prepare for the implementation of its modified requirements. A group of attorneys general filed a lawsuit on July 6, 2017 in federal court in the District of Columbia to challenge the legal authority for ED’s delay of the effectiveness of the 2016 borrower defense to repayment regulations. On September 12, 2018, the court ruled ED had not adequately justified its delay of the rule and offered ED 30 days to provide further justification for its delay. Separately, the rule’s legality had been challenged in the same court by CAPPS. ED declined to further justify its decision to delay the rule from becoming effective. Before the court ruled on the lifting of ED’s delay of the rule, it heard a CAPPS request for an injunction on the the rule becoming effective. On October 16, 2018 the court ruled against CAPPS’ request for an injuction and ordered the 2016 regulations to go immediately into effect. ED has publicly stated that it intends to issue guidance to institutions regarding how these regulations are to be implemented.

2018 Proposed Regulations - Status

Following its June 14, 2017 announcement of its intention to convene new negotiated rulemaking committees to consider modifications to the borrower defense to repayment regulations, committee negotiations commenced in late 2017. On July 31, 2018, ED published proposed regulations for public comment with respect to “borrower defense to repayment.” ED has not indicated when it plans to publish final regulations replacing the 2016 regulations. Due to the various legal challenges to ED’s rulemaking processes and administrative decisions regarding this rule, the timing for when a new rule may become effective is uncertain; however, any regulations published in final form by November 1, 2019 typically would take effect on July 1, 2020. The outcome of these rulemaking initiatives and legal proceedings and the impact of any new or modified regulations are uncertain at this time.

2016 Regulations – Summary

A summary of the 2016 borrower defense to repayment regulations is set forth below.

Loan Discharge. The 2016 borrower defense to repayment regulations provide three categories of borrower defenses that can be asserted by students with student loans disbursed on or after July 1, 2017, including:

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

In addition, the 2016 regulations authorize ED to grant loan discharge relief to an individual or group of individuals, including individuals who have not sought relief. In particular, ED may automatically discharge loans borrowed to attend schools that have closed on or after November 1, 2013 if a student that did not complete his or her program of study has not subsequently re-enrolled in another Title IV eligible school within three years. In most cases, the regulations provide that ED may seek reimbursement from the institution for any loans discharged under the new procedures. ED’s procedures permit it to draw funds from letters of credit or other collateral posted to ED to secure these types of payments or to offset against future disbursements which would adversely impact cash balances by the amount of the offset.

In the closed school context, ED engaged in significant student outreach and actively encouraged and promoted loan discharge through its Borrower Defense Unit and in a report dated October 28, 2016, ED noted that there were over 4,000 pending applications for loan discharge from students that are unrelated to the collapse of Corinthian Colleges, a former for-profit public company competitor. On January 17, 2017, ED utilized its authority under the borrower defense to repayment rules to automatically discharge student loans for approximately 4,500 students that attended American Career Institute, a former for-profit institution with five campuses in Massachusetts. ED also has pending requests from other outside groups and State Attorneys General for further blanket discharges.

Financial Responsibility. The 2016 regulations also make significant modifications to the existing rules governing an institution’s required financial responsibility and administrative capability. The regulations specify a number of triggering events that, if they occur after July 1, 2017, would result in an institution not qualifying as financially responsible or administratively capable. Those include, but are not limited to:

•	failure to satisfy the 90-10 Rule in any year;
•	failure to timely file quarterly or annual financial statements with the SEC;
•	a warning from the SEC that it may suspend trading in our stock;
•	notification by NASDAQ that our stock is not in compliance with its exchange requirements and/or may be delisted; and
•	cohort default rates in excess of 30% for two consecutive years.

Additionally, the 2016 regulations include a number of potential financial events that, if they occur on or after July 1, 2017, would cause ED to re-calculate an institution’s most recent financial responsibility composite score to determine whether the losses or potential losses from the event cause the composite score to fall below 1.0. The composite score is one measure ED uses to evaluate an institution’s financial responsibility using annual financial statements. Triggering events arising on or after July 1, 2017 that can lead to the recalculation of a composite score include, but are not limited to:

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

Additional Disclosures. The 2016 regulations establish a new student loan repayment rate measure only for for-profit institutions that assesses the rate at which student loan borrowers are repaying the principal balance of their federal student loans in the years immediately after leaving the institution. Those institutions for which the median borrower has not paid down any principal are required to provide prospective and current students with a disclosure that notes a majority of recent student loan borrowers that attended the institution are not paying down their loans. We will need to rely upon ED for the repayment rates. According to data previously provided by ED, the repayment rates for each of CTU and AIU would trigger the required warning to students. The disclosure is required to be broadly disseminated and included prominently in all advertising materials. ED’s promotion and endorsement of income based repayment options for students has adversely impacted the rate that student borrowers pay off their loans, particularly during the earlier period where students may be earning lower entry level wages, which may impact compliance with this new measure.

Arbitration Agreements. The 2016 regulations prohibit an institution participating in Title IV Programs from incorporating any class action waiver provisions, or any arbitration clauses, in any agreements with students. If an institution’s contracts currently contain a pre-dispute arbitration provision or a class waiver, the institution will be required to amend the agreement or provide a specific notice to students, using language provided by ED that explains that those provisions have been changed, in order to continue its participation in Title IV Programs. This requirement applies to any existing agreements at the time the rule becomes effective, not just for those agreements entered into after July 1, 2017.

2018 Proposed Regulations – Summary

The proposed regulations that were published on July 31, 2018 for public comment with respect to “borrower defense to repayment” sought input on a variety of proposed modifications to the 2016 regulations. These proposed regulations if published in final form by November 1, 2019, would generally apply for loans first made after July 1, 2020. Several of the key differences are described below.

Loan Discharge. The 2018 proposed borrower defense to repayment regulations would significantly alter how loan discharge applications would be treated by ED in the future. In addition to raising the burden of proof to a “preponderance of the evidence” standard, the 2018 proposed rules eliminated the three broad categories of evidence a student could use in a borrower defense proceeding and replaced it with a single new federal standard for a misrepresentation claim a student could assert against its school. Under the proposed standard, an individual borrower could assert a defense to repayment based on the institution’s statement, act, or omission that is false, misleading, or deceptive. To be eligible for relief, the borrower would be required to demonstrate that the misrepresentation (1) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, (2) was relied upon by the borrower in making an enrollment decision, and (3) caused the student financial harm.

In addition, the 2018 proposed regulations would eliminate the concept of automatic group loan discharges and would require individual claims to be made by students and include a process for the institution to provide a defense to any claims asserted. In the public comment notice, ED specifically asked for public feedback on whether students should be permitted to affirmatively apply for loan discharge or whether they should only be permitted to raise a misrepresentation claim as a defense to a collections proceeding on their student loans.

Financial Responsibility. The 2018 proposed regulations would keep significant modifications to the existing rules governing an institution’s required financial responsibility and administrative capability by maintaining a number of triggering events that, if they occur after effective date of the rule, would result in an institution not qualifying as financially responsible or administratively capable. The 2018 proposed regulations would narrow the list of the mandatory and discretionary triggers making them a more objective set of measures. They include:

•	a warning from the SEC that it may suspend trading in our stock; and
•	notification by NASDAQ that our stock is not in compliance with its exchange requirements and/or may be delisted.

Additionally, the 2018 proposed regulation include more definitive financial events that, if they occur on or after the effective date of the rule, would cause ED to re-calculate an institution’s most recent financial responsibility composite score to determine whether the losses or reduction in owner’s equity from the event cause the composite score to fall below 1.0. The composite score is one measure ED uses to evaluate an institution’s financial responsibility using annual financial statements. Triggering events arising on or after July 1, 2017 that can lead to the recalculation of a composite score include, but are not limited to:

•	incurring a debt or liability arising from a final judgment in a judicial or administrative proceeding or settlement including loan discharge proceedings; and
•	if our composite score is below 1.5 and we withdraw owner’s equity.

         The 2018 proposed regulations also keep select discretionary triggering events that, if they occur on or after the effective date of the regulation, allow ED to designate an institution as not financially responsible. They include, but are not limited to:

•	failure to satisfy the 90-10 Rule in any year;
•	cohort default rates in excess of 30% for two consecutive years;
•	citation from a state licensing or authorizing agency of failing to meet state or agency requirements;
•	an institution is placed on show-cause, probation or similar adverse action threatening an institution’s accreditation for failure to meet an accreditation standard; and
•	violation of a provision or requirement in a loan agreement.

The trigger events in the 2018 proposed regulations are significantly less subjective than a number of the eliminated triggering events that were included in the 2016 regulations. If any of the triggering events materialize, our institutions may be required to post a letter of credit equal to 10% or more of the institution’s previous year’s annual Title IV disbursements.

Additional Repayment Rate Disclosure Eliminated. The 2018 proposed regulations eliminated the separate repayment rate disclosure obligation from the 2016 regulations that applied only to for-profit institutions. ED has indicated it favors a more universally applicable set of disclosures it is working to incorporate into its college scorecards.

Arbitration Agreements. The 2018 proposed regulations eliminate the prohibition on class action waiver provisions and arbitration clauses in agreements with students that was included in the 2016 regulations and instead requires plain language disclosures of internal grievance procedures and alternative dispute resolution processes.

Unless the 2016 borrower defense to repayment regulations are modified, we expect to experience additional administrative burdens associated with monitoring, reporting and disclosure obligations as well as responding to future claims for loan discharge. We expect the absence of arbitration agreements will make dispute resolution more difficult and more expensive. We are uncertain what impact the 2016 regulations or any new or modified regulations will have on student enrollments, the volume of claims for loan discharge we may receive or our future financial responsibility as determined by ED. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - Currently effective or modified “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us,” for more information about risks associated with the borrower defense to repayment regulations.

Financial Responsibility Standards

To participate in Title IV Programs, our institutions must either satisfy standards of financial responsibility prescribed by ED, or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy a quantitative standard of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. A composite score from 1.0 to 1.4 is considered to be in “the zone” of financial responsibility, and a composite score of less than 1.0 is not considered to be financially responsible. If an institution is in “the zone” of financial responsibility, the institution may establish eligibility to continue to participate in Title IV Programs on the following alternative bases:

•Zone Alternative. Under what is referred to as the “zone alternative,” an institution may continue to participate in Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of ED. These additional monitoring and reporting procedures include being transferred from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or “HCM1”, status) or to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment. If an institution does not achieve a composite score of at least 1.0 in one of the three subsequent years or does not improve its financial condition to attain a composite score of at least 1.5 by the end of the three-year period, the institution must satisfy another alternative standard to continue participating in Title IV Programs.

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. ED also may apply the tests to the parent company of our institutions, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2017 was 3.0, and our preliminary calculation for the year ended December 31, 2018 is 3.0, which are considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

The portion of tuition and fee payments billed to students but not yet earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheets, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that we are not entitled to retain, pursuant to applicable federal and state law and accrediting agency standards and our refund policy. The amount of funds to be refunded on behalf of a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and fees paid by the student as of the student’s withdrawal date. Such refunds typically result in a reduction to deferred tuition revenue and cash on our consolidated balance sheets, because generally, we do not recognize tuition revenue in our consolidated statements of income (loss) and comprehensive income (loss) until related refund provisions have lapsed.

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2018, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

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

When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by ED. Each of our acquired institutions has undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis, per ED requirements, until such time that ED signs a new program participation agreement with the institution. Currently, neither of our institutions are subject to provisional certification status due to ED’s change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our common stock.

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

A significant portion of our U.S.-based students rely on Title IV Programs, and we derive a substantial portion of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2018, approximately 83% of our U.S.-based students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts recorded by the Company of approximately $435 million.

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

If we are found to have violated any applicable regulations, standards or policies, we may be subject to the following sanctions, among others, imposed by any one or more of the relevant regulatory agencies or other government bodies:

•	imposition of monetary fines or penalties, including imposition of a letter of credit requirement;
•	repayment of funds received under Title IV or other federal programs or state financial aid programs;
•	restrictions on, or termination of, our institutions' eligibility to participate in Title IV or other federal programs or state financial aid programs;
•	limits on, or termination of, our institutions' operations or ability to grant degrees and certificates;
•	restrictions on, or revocation of, our institutions' accreditations;
•	limitations on our ability to open new institutions or offer new programs;
•	costly investigations, litigation or other adversarial proceedings; and
•	civil or criminal penalties being levied against us or our institutions.

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

Any failure to comply with state laws and regulatory requirements, or new state legislative or regulatory initiatives affecting our institutions, could have a material adverse effect on our total student enrollments, results of operations, financial condition and cash flows.

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

Attorneys general in many states have become more active in enforcing consumer protection laws, in particular related to recruiting practices and the financing of education at for-profit educational institutions. Further, some state attorneys general have partnered with the Consumer Financial Protection Bureau and the Federal Trade Commission to review industry practices. These actions increase the likelihood of scrutiny of the marketing and advertising practices of educational institutions and may result in unforeseen consequences, increasing risk and making our operating environment more challenging. To the extent that multiple states or government agencies commence investigations or act in concert, the cost of responding to inquiries and investigations could increase significantly, and the potential impact on our business could be substantially greater. See Note 12 "Contingencies" to our consolidated financial statements for a description of the Company’s recent agreements with attorneys general in 48 states and the District of Columbia to bring closure to multi-state inquires ongoing since January 2014 relating to state consumer protection laws. These agreements could ultimately have negative impacts on the Company’s business, any one of which could be material. For example, pursuant to the agreements the Company agreed to work with a third-party administrator that will report annually on the Company’s compliance with various obligations the Company committed to in the agreements with the attorneys general. Any negative findings by the third-party administrator may result in negative consequences to the Company, such as an extension of the time period during which the Company must work with the third party administrator and or an action by one or more attorneys general seeking enforcement of the agreements. Further, our provision of materials and information in accordance with the terms of the agreements that do not align with those provided by other institutions could impact student decisions to enroll or remain enrolled at our institutions, which would negatively impact our results of operations and cash flows.

Adverse media coverage regarding the allegations of state consumer protection law violations by us or other for-profit education companies could damage our reputation, result in deceased enrollments, revenues and profitability, and have a negative impact on our stock price. Such coverage could also result in continued scrutiny and regulation by ED, Congress, accrediting commissions, state legislatures, state attorneys general or other governmental authorities of for-profit educational institutions generally or the Company specifically.

State education laws and regulations may limit our institutions’ ability to operate or to award degrees or certificates or offer new programs. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our institutions and require them to modify their operations in order to comply with the new regulations.

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

In addition, ED convened new negotiated rulemaking committees to consider modifications to the borrower defense to repayment regulations as well as the gainful employment regulation in late 2017 and early 2018. On July 31, 2018, ED published for public comment proposed regulations with respect to “borrower defense to repayment” and on August 14, 2018, ED published for public comment a proposed rescission of the gainful employment regulation. ED has not indicated when it plans to publish final regulations on either topic and there have been various legal challenges to ED’s rulemaking processes and administrative decisions; however, any regulations published in final form by November 1, 2019 typically would take effect on July 1, 2020.

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

The failure to comply with accreditation standards will subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution's application for a new grant of accreditation or an action to suspend an institution's accreditation or a program's approval. For example, in August 2016 HLC adopted policy changes giving the Commission discretion to designate an institution as a school “in financial distress” or “under government investigation.” These designations may result in additional monitoring and/or financial reporting by the institution and a strict scrutiny review by HLC of any requests for substantive change at the institution, requiring the institution to demonstrate a compelling reason for the change and that it has sufficient resources to support the change. The breadth of the conditions that could result in these designations may cause our HLC-accredited institutions, CTU and AIU, to be labeled with one or possibly both. See Note 12 “Contingencies” to our consolidated financial statements for information regarding certain pending and recently resolved governmental inquiries.

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

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our institutions. The standards and practices of these agencies have become a focus of attention by state attorneys general, members of Congress, ED’s Office of Inspector General and ED over recent years. This focus may make the accreditation review process longer and potentially more challenging for our institutions when they undergo their normal accreditation review processes. It may also be making the process by which ED evaluates and recognizes accreditors as appropriate Title IV gatekeepers similarly longer and more challenging for our accreditors. HLC, which accredits CTU and AIU, along with other ED recognized accreditors are facing increased political pressure as part of this recognition process to apply heightened levels of scrutiny or review and/or apply new requirements or standards to for-profit institutions. These pressures may result in future modifications to HLC’s accreditation criteria, practices or other policies and procedures, which our universities may not be able to comply with.

Congress may revise the laws governing Title IV Programs or reduce funding for those programs which could reduce our enrollments and revenue and increase costs of operations.

The U.S. Congress must periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Both major political parties have conveyed significantly different views on how they would propose to reauthorize the Title IV Programs and the various conditions on program or institutional eligibility they would require. As a result, we cannot predict with any certainty the outcome of the Higher Education Act reauthorization process nor the extent to which any legislation, if adopted, could materially affect our business, financial condition and results of operations. However, scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically.

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

On October 20, 2016, ED provided our institutions with their first program level draft debt-to-earnings rates under the new gainful employment regulation and in January 2017, ED finalized these rates. AIU had two, and CTU had three, of its continuing programs in the “zone” for meeting the gainful employment standard. Each university also had one active program that failed to meet the standard for the first year. The most significant of the continuing programs within our University Group that are in the zone are the Criminal Justice programs at CTU and AIU, which represent approximately 16% of University Group total enrollments at December 31, 2018. The continuing eligibility of our educational programs for Title IV Programs is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, the Affordable Care Act’s incentive for businesses to reduce employee work schedules, pending immigration reform proposals and labor supply impacts on starting wages generally, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

In addition, the disclosure and reporting requirements of the new regulation increase our costs of operations and could adversely impact student enrollments and retention and the reputation of our institutions. If we are required to include a warning notice for any of our programs based on the debt-to-earnings rate, enrollments in those programs may decline materially.

In 2017, ED implemented negotiated rulemaking committees to consider modifications to the gainful employment regulation, following which, on August 14, 2018, ED published for public comment a proposal to rescind the gainful employment regulation. ED has not indicated when or if it will publish a final regulation rescinding the existing gainful employment regulation; however there have been various legal challenges to ED’s rulemaking processes and administrative decisions which may impact the outcome of the timing or finalization of the proposed rescission. The outcome of these rulemaking initiatives and the impact of any new or modified regulations are uncertain at this time. Until ED publishes a final rule rescinding the gainful employment regulation, the existing regulation remains in effect.

If a particular program ceased to be eligible for Title IV Programs, in most cases it would not be practical to continue offering that program under our current business model, which could reduce our enrollments and have a material adverse effect on our cash flows, results of operations and financial condition. Further, if any of our programs require a warning notice or cease to be eligible for Title IV student financial aid, we may incur substantial cost and lost revenue in providing appropriate assistance to the affected students to complete their academic programs or transition to other programs inside or outside of our universities.

Currently effective or modified “borrower defense to repayment” regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us.

On October 28, 2016, ED issued complex, significant new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment.” Subsequently, in 2017 ED delayed the effective date of the 2016 regulations and implemented a negotiated rulemaking committee to consider modifications to the borrower defense to repayment regulations, following which, on July 31, 2018, ED published proposed regulations for public comment. ED has not indicated when it plans to publish final regulations replacing the 2016 regulations. Due to various legal challenges to ED’s rulemaking processes and administrative decisions regarding this rule, the timing for when a new rule may become effective is uncertain; however, any regulations published in final form by November 1, 2019 typically would take effect on July 1, 2020.

However, as a result of litigation, the 2016 borrower defense to repayment regulations went into effect in October 2018. The 2016 regulations set forth categories of borrower defenses that could be asserted by students with respect to student loans disbursed on or after July 1, 2017 and established an automatic discharge process associated with closed schools. In most cases, the 2016 regulations entitle ED to seek reimbursement from the institution for any loans discharged under new standards which are designed to be lenient and accommodating of student claims.

We have in the past had claims made against us that if successfully made in the future could provide a basis for borrower claims for discharge of student loans. We cannot predict the extent to which any new regulation seeking recoupment from institutions for student loans that ED discharges may impact us.

Both the 2016 borrower defense to repayment regulations and the proposed 2018 regulations include discussion of triggering events that would provide ED discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. If in the future we are required to post a letter of credit pursuant to these new regulations, we may not have the capacity to do so. Even if we are able to post any required letter of credit, doing so may impact our ability to make investments in our business which could have a material adverse effect on our future growth prospects, financial condition, results of operations and cash flows. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” for more information about the 2016 borrower defense to repayment regulations and the 2018 proposed regulations.

We expect to experience additional administrative burdens associated with monitoring, reporting and disclosure obligations in connection with the 2016 regulations if they are not substantially modified, as well as responding to future claims for loan discharge, and these burdens may be material. Some aspects of the 2016 regulations are unclear and many involve significant discretion by ED. Further, certain procedural aspects are pending future rulemaking by ED. The content of additional rulemaking and future interpretations of the regulations by ED are unknown and could have a material negative impact on the Company.

We cannot predict the impact the defense to repayment regulations, including any modifications thereto, will have on student enrollments, the volume of future claims for loan discharge, or our future financial responsibility as determined by ED, all of which could be materially adverse.

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

Several factors such as the increase in Title IV Program aid availability, including year-round Pell Grant funds, and budget-related reductions in state grant programs, workforce training programs and other alternative funding sources have adversely affected our institutions' 90-10 Rule percentages in recent years, and we expect this negative impact to continue. We have implemented various measures intended to reduce the percentage of our institution's cash basis revenue attributable to Title IV Program funds, but they have had only limited impact to date and they may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90% in the future. One such measure is delaying the disbursement and subsequent receipt of Title IV Program funds. Another is adjusting tuition, which could adversely affect our enrollments and our cohort default rates. The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by ED involving us could require a significant amount of resources.

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

If any of our institutions were to lose eligibility to participate in Title IV Programs due to student loan default rates being higher than ED’s thresholds and we could not arrange for adequate alternative student financing sources, we would most likely have to close those institutions, which could have a material adverse effect on our total student enrollments, financial condition, results of operations and cash flows.

If ED denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted.

Under the provisions of the Higher Education Act, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Each institution is assigned an identification number by ED known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and additional locations assigned to the main campus’ OPEID. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. CTU and AIU are currently operating on a provisional program participation agreement. CTU and AIU each have a program participation agreement that expired on September 30, 2018 and as a result are operating on a month-to-month approval pending ED’s review and processing of their pending applications for recertification. During the period of provisional certification, our institutions must obtain prior ED approval to add an educational program, open a new location or make any other significant change, which could negatively impact our ability to take these actions.

The most recent provisional program participation agreements distributed to CTU and AIU in July and August 2017, respectively, provided that they were provisional because of matters relating to the Assurance of Discontinuance the Company entered into in August 2013 with the New York Attorney General (see Item 1, “Business—Accreditation and Jurisdictional Authorizations—Additional State Regulatory Matters”), inquiries from various state attorneys general (see Note 12 “Contingencies – Multi-State AGs” to our consolidated financial statements), student complaints and, with respect to AIU, an open ED program review. It is uncertain what impact, if any, these matters and the existing provisional certification status of CTU and AIU may have on their current recertification process.

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

Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. In this regard,. see Note 12 "Contingencies" to our consolidated financial statements and Item I, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations,” for discussion of a recently resolved and certain pending matters.

It is possible for one or more of our employees to engage in non-compliant behavior or make statements that violate some aspect of the extensive regulations governing our institutions and business despite our compliance programs. Resource constraints caused by our significant personnel and cost reductions in prior years to stabilize our business may have increased the likelihood of a compliance failure during that period. From time to time, we identify compliance deficiencies that we must address and, where appropriate, report such deficiencies to ED. Such reporting, even in regard to a minor or inadvertent compliance issue, could result in a more significant compliance review by ED or even a full recertification review, which may require the expenditure of substantial administrative time and resources to address.

If the result of any pending or future proceeding is unfavorable to us, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those actions. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such actions are eventually determined to be without merit.

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

Risks Related to Our Business

Our financial performance depends on the level of student enrollments in our institutions.

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

Enrollment of students at our institutions is impacted by many of the regulatory risks discussed above and business risks discussed below, many of which are beyond our control. If the costs of Title IV loans increase and if availability of alternate student financial aid decreases, students may decide not to enroll in a postsecondary institution, including our institutions. We could experience decreasing enrollments in our institutions due to changing demographic trends in family size, overall declines in enrollment in postsecondary institutions, job growth in fields unrelated to our core disciplines or other societal factors.

Reduced enrollments at our institutions, for any of the reasons mentioned or otherwise, generally reduces our profitability and is likely to have a negative impact on our business, results of operation, financial condition and cash flows, which, depending on the level of the decline, could be material.

We compete with a variety of educational institutions, especially in the online education market, and if we are unable to compete effectively, our total student enrollments and revenue could be adversely impacted.

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

Further, our competitors may have substantially greater brand recognition and financial and other resources than we have or may be subject to fewer regulatory burdens on enrollment and financial aid processes, which may enable them to compete more effectively for potential students. In particular, some of our publicly traded for-profit competitors have converted to a structure where a for-profit service company provides services to a non-profit educational institution, which reduces the impact of certain regulations on their operations, such as the gainful employment regulation and the 90-10 Rule.

We also expect to experience increased competition as more postsecondary education providers increase their online program offerings (in particular programs that are geared towards the needs of working adults), including traditional and community colleges that had not previously offered online education programs, and increase their use of personalized learning technologies. This trend has been accelerated by companies that provide and/or manage online learning platforms for traditional colleges and community colleges. We may also face increased competition in maintaining and developing new corporate partnerships and other relationships with employers, particularly as employers become more selective as to which online universities they will encourage or offer scholarships to their employees to attend and from which online universities they will hire prospective employees.

An increase in competition, particularly from traditional colleges with well-established reputations for excellence, may affect the success of our recruiting efforts to enroll and retain students who are likely to succeed in our educational programs, or cause us to reduce our tuition rates and increase our marketing and other recruiting expenses, which could adversely impact our profitability and cash flows.

Our financial performance depends on our ability to develop awareness among, and enroll and retain, students in our institutions and programs in a cost effective manner.

If our institutions are unable to successfully market and advertise their educational programs, our institutions' ability to attract and enroll prospective students in those programs could be adversely affected. We have been investing in our student admissions and advising centers and other initiatives to improve student experiences, retention and academic outcomes. If these initiatives do not succeed, our ability to attract, enroll and retain students in our programs could be adversely affected. Consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing our institutions and the programs that they offer include, but are not limited to: student or employer dissatisfaction with educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; FTC or Federal Communications Commission restrictions on contacting prospective students, Internet, mobile phone and other advertising and marketing media; costs and effectiveness of Internet, mobile phone and other advertising programs; and changing media preferences of our target audiences. In addition, we use third-party lead aggregators to help us identify potential students. The practices of some lead aggregators have been questioned by various regulatory bodies, which could lead to changes in the quality and number of the leads provided by these lead aggregators as well as the cost thereof, which could in turn result in a reduction in the number of students we enroll.

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

See Note 12 "Contingencies" to our consolidated financial statements and Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” for discussion of a recently resolved and certain pending matters. If the results of any current or future audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties.

Even if we maintain compliance with applicable governmental and accrediting body regulations, regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects. For example, Congressional hearings and the state attorneys general, CFPB and FTC investigations affecting for-profit institutions may spur plaintiffs’ law firms or others to initiate additional litigation against us and other for-profit education providers.

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

We cannot predict the ultimate outcome of these and future matters and expect to continue to incur significant defense costs and other expenses in connection with them. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations, including the pending FTC inquiry in which we are involved, and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees, or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions. Any such costs and expenses could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

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

We may not be able to successfully identify, complete or integrate acquisitions.

We continue to evaluate diverse strategies to enhance shareholder value, including acquisitions of high-quality educational institutions and programs. We may have difficulty identifying suitable acquisition opportunities that complement our strategic direction or successfully completing transactions at prices we deem acceptable. Further, the successful integration and profitable operation of an acquired institution or program involves significant risks and uncertainties, including:

•	the inability to successfully integrate the acquired operations and personnel into our institutions and maintain uniform standards, controls, policies and procedures;
•	the failure to realize anticipated cost savings and additional revenue opportunities;

•	the assumption of known and unknown liabilities;
•	the diversion of significant attention of our senior management from day-to-day operations; and
•	issues not discovered in our due diligence process, including compliance issues, commitments and/or contingencies.

An acquisition related to an institution or other educational business often requires one or multiple regulatory approvals. If we are unable to obtain such approvals, or we obtain them on unfavorable terms, our ability to consummate a transaction may be impaired or we may be unable to operate the acquired business in a manner that is favorable to us. If we fail to properly evaluate an acquisition, we may be required to incur costs in excess of what we anticipated, and we may not achieve the anticipated benefits of the acquisition.

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, including long-lived assets, deferred tax assets and goodwill and intangible assets, such as our trade names.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we will be required to record an impairment charge in the consolidated statements of income (loss) and comprehensive income (loss). We determine the fair value of our trade names using a relief from royalty method which is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. To the extent the fair value of the trade name is less than its carrying amount, we record an impairment charge in the consolidated statements of income (loss) and comprehensive income (loss). Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. However, should we encounter unexpected economic conditions or operational results or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other long-lived assets which could materially adversely affect our financial condition and results of operations.

Furthermore, we believe that our evaluation of deferred tax assets and the need for a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income and future changes in the effective corporate tax rate. These estimates are susceptible to change and are dependent on events that may or may not occur. Our assessment of the need for or release of a valuation allowance is material to the assets reported on our consolidated balance sheets and changes in any of the assumptions utilized in this assessment could result in an increase or decrease to the valuation allowance recorded as of December 31, 2018. As of December 31, 2018, we have recorded a partial valuation allowance in the amount of $48.0 million related to that portion of our deferred tax assets which we determined were not more likely than not to be realized based upon the existing positive and negative evidence. Future changes in circumstances that cause a change in judgment about the realizability of the deferred tax asset could result in an increase or decrease to the valuation allowance recorded within the consolidated balance sheet in future periods and could cause our income tax provision to vary significantly among financial reporting periods.

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our institutions' ability to attract and retain qualified faculty members and administrators. Many leadership positions within the Company were transitioned during the Company’s transformation into a simpler organization focusing on its universities, including several changes in the offices of Chief Executive Officer and Chief Financial Officer. Loss of key personnel in the future could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management's attention to operations. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. In particular, our performance is dependent upon the availability and retention of qualified personnel for our ongoing investments in our student support operations. The negative publicity surrounding our industry makes it difficult and more expensive to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us after any period they are contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract, integrate and retain other qualified and experienced personnel on acceptable terms and in a timely manner could adversely affect our results of operations or growth prospects.

Our credit facility and letters of credit are required to be 100% secured by cash and marketable securities and therefore may impact our liquidity.

The loans and letter of credit obligations under our credit facility are required to be 100% secured by cash and marketable securities deposited with the bank. Further, any settlements or negative decisions in regulatory proceedings or other legal actions against us may reduce existing available cash balances. We therefore may have liquidity needs in the future which the credit facility will not meet. For example, we may not have the capacity to post required letters of credit we may need in the future for state licensing requirements, if we are required to satisfy ED's standards of financial responsibility on an alternative basis or for other purposes due to insufficient cash available to provide security. If cash generated by operations and existing cash balances are insufficient in the future to support our cash requirements, we would need to pursue other sources of liquidity, if available, such as additional sources of credit which may be more expensive, issuance of stock to new investors or a sale of assets.

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

These and other risks exist with respect to our intellipath® personalized learning technology, which incorporates technology that we have a perpetual but non-exclusive license to use. We receive software support for the intellipath technology from CCKF, a Dublin-based educational technology company in which we have an equity investment. If CCKF ceases to operate or otherwise becomes unable to work with our institutions, it would be necessary to either develop the ability to support the software using our own resources or engage another third party vendor to provide these services, which transition could be economically disadvantageous, cause an interruption in the use of the technology and present a distraction to management and applicable institution, any of which could negatively impact our business.

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

Risks Related to Our Business Technology Infrastructure

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

For our online and ground-based campuses, the performance and reliability of program infrastructure is critical to their operations, reputation and ability to attract and retain students. Any computer system error or failure, significant increase in traffic on our computer networks, or any significant failure or unavailability of our computer networks, including but not limited to those as a result of natural disasters and network and telecommunications failures could materially disrupt our delivery of these programs. Any interruption to our institutions’ computer systems or operations could have a material adverse effect on our total student enrollments, our business, financial condition, results of operations and cash flows.

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
•

the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews, inquiries and investigations, including the pending FTC inquiry in which we are involved, and any related adverse publicity;

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

Our University Group ground-based campuses are located in Colorado, Georgia and Texas. These campuses generally consist of teaching facilities, including classrooms and laboratories, and admissions and administrative offices. Additionally, we have admissions and administrative facilities located in the areas of Chicago, Illinois and Phoenix, Arizona, which are used for our universities and corporate functions.

All of our campus and administrative facilities are leased except one (Houston, TX). As of December 31, 2018 we leased approximately 1.4 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year through 2028. Of the 1.4 million square feet, 0.6 million square feet relate to our campuses that have completed their teach-out process but have leases remaining which terminate at varying dates through 2021. As of December 31, 2018, we owned less than 0.1 million square feet of real property utilized by AIU located in Houston, Texas.

See Item 1, “Business,” for a listing of our campus locations. The listing excludes institutions that have been sold and campuses that have ceased operations.

We actively monitor our real estate needs in light of our current utilization and projected student enrollment levels. A key goal is to mitigate overall operating expenses by disposing of excess properties related to campuses which have completed their teach-out.

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

The closing price of our common stock as reported on the NASDAQ on February 15, 2019 was $13.97 per share. As of February 15, 2019, there were approximately 111 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 505000, Louisville, KY 40233-5000 or at their website www.computershare.com/investor.

We have never paid cash dividends on our common stock and have no plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. In addition, our credit agreement limits the payment of cash dividends. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders.

We did not repurchase any shares of our common stock during the year ended December 31, 2018 except for shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of December 31, 2018, approximately $183.3 million was available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2017				$183,296,772
January 1, 2018 - January 31, 2018	-	$-	-	183,296,772
February 1, 2018 - February 28, 2018	-	-	-	183,296,772
March 1, 2018 - March 31, 2018	215,215	13.85	-	183,296,772
April 1, 2018 - April 30, 2018	-	-	-	183,296,772
May 1, 2018 - May 31, 2018	-	-	-	183,296,772
June 1, 2018 - June 30, 2018	14,691	16.11	-	183,296,772
July 1, 2018 - July 31, 2018	-	-	-	183,296,772
August 1, 2018 - August 31, 2018	-	-	-	183,296,772
September 1, 2018 - September 30, 2018	6,593	14.42	-	183,296,772
October 1, 2018 - October 31, 2018	-	-	-	183,296,772
November 1, 2018 - November 30, 2018	-	-	-	183,296,772
December 1, 2018 - December 31, 2018	2,547	12.64	-	183,296,772
Total	239,046		-

(1)

Includes 218,997 and 20,049 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2018, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for CEC, the Standard & Poor’s 500 Index and an index of peer companies selected by CEC. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education: Adtalem Global Education Inc., American Public Education, Inc., Bridgepoint Education, Inc., Grand Canyon Education, Inc., and Strategic Education, Inc. (formerly known as Strayer Education, Inc.). Grand Canyon Education, Inc. was added to the peer index for the current year in replacement of Capella Education Company which was included in the prior year. The change is due to the fact that Capella Education Company merged with Strategic Education, Inc. during 2018. Grand Canyon Education, Inc. is a similarly related competitor. The performance graph begins with CEC’s $5.70 per share closing price on December 31, 2013.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2013 and assumes the reinvestment of all dividends.)

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

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of income (loss) and comprehensive income (loss) and statement of cash flows data set forth below for each of the five years ended December 31, 2018, 2017, 2016, 2015 and 2014, and the balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014, are derived from our audited consolidated financial statements.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Selected Statements of Income (Loss) and Comprehensive Income (Loss) Data
Total revenue	$581,296	$596,435	$704,392	$847,273	$913,964
Operating expenses:
Educational services and facilities	109,897	143,344	235,100	289,777	323,259
General and administrative	390,707	404,965	477,725	564,211	640,454
Depreciation and amortization	9,394	13,990	22,747	24,938	53,382
Goodwill and asset impairment (1)	-	-	1,164	60,515	36,141
Total operating expenses	509,998	562,299	736,736	939,441	1,053,236
Operating income (loss)	71,298	34,136	(32,344)	(92,168)	(139,272)
Operating margin percentage	12.3%	5.7%	-4.6%	-10.9%	-15.2%
Total other income (expense)	3,054	2,114	978	(2,270)	446
Pretax income (loss)	74,352	36,250	(31,366)	(94,438)	(138,826)
Provision for (benefit from) income taxes	18,561	67,125	(16,550)	(147,454)	3,736
Income (loss) from continuing operations	55,791	(30,875)	(14,816)	53,016	(142,562)
Loss from discontinued operations, net of tax (2)	(610)	(1,022)	(3,896)	(1,131)	(35,601)
Net income (loss)	$55,181	$(31,897)	$(18,712)	$51,885	$(178,163)
Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.80	$(0.45)	$(0.22)	$0.78	$(2.12)
Loss from discontinued operations	(0.01)	(0.01)	(0.05)	(0.02)	(0.53)
Net income (loss)	$0.79	$(0.46)	$(0.27)	$0.76	$(2.65)
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$0.78	$(0.45)	$(0.22)	$0.78	$(2.12)
Loss from discontinued operations	(0.01)	(0.01)	(0.05)	(0.02)	(0.53)
Net income (loss)	$0.77	$(0.46)	$(0.27)	$0.76	$(2.65)

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents, restricted cash and short-term investments	$229,159	$180,147	$207,160	$231,641	$239,628
Student receivables, net (3)	$29,693	$21,423	$25,880	$35,576	$35,317
Total current assets	$269,448	$210,720	$248,193	$288,963	$318,107
Total assets	$482,493	$447,096	$559,601	$610,915	$573,534
Liabilities:
Deferred revenue	$32,351	$22,897	$28,364	$40,112	$54,573
Total current liabilities	$97,052	$112,686	$169,212	$192,805	$180,237
Total liabilities	$127,290	$150,891	$238,098	$273,305	$291,601
Working capital	$172,396	$98,034	$78,981	$96,158	$137,870
Total stockholders' equity	$355,203	$296,205	$321,503	$337,610	$281,933

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Selected Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$56,987	$(21,789)	$6,475	$(21,245)	$(117,953)
Net cash used in investing activities	$(41,492)	$(11,647)	$(34,351)	$(7,991)	$(107,623)
Net cash (used in) provided by financing activities	$(1,663)	$1,535	$(37,790)	$28,960	$10,683
Capital expenditures	$(6,732)	$(6,332)	$(4,129)	$(11,695)	$(13,156)

(1)	See Note 7 “Property and Equipment” and Note 9 “Goodwill and Other Intangible Assets” to our consolidated financial statements for further discussion of these impairment charges.
(2)	See Note 18 “Discontinued Operations” to our consolidated financial statements for further discussion.
(3)	Student receivables, net includes both current and non-current balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “should,” “will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “institution” and “university” refer to an individual, branded, for-profit educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our institutions.

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

OVERVIEW

Our academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs which combine campus-based and online education. Our two regionally-accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Additionally, during 2018 CEC successfully completed the multi-year process of teaching out all campuses within our All Other Campuses segment, as part of the strategic decision to pursue a transformation strategy aimed at reducing the complexity of operations and focusing our attention on our University Group institutions. Campuses within this segment include those which have completed their teach-out activities, including our former Le Cordon Bleu and Sanford-Brown institutions. Students enrolled at these campuses were provided a reasonable opportunity to complete their program of study prior to the final teach-out date. The results of operations for these campuses will remain reported as part of continuing operations in accordance with ASC Topic 360, which limits discontinued operations reporting effective January 1, 2015.

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

Our three reporting segments as of December 31, 2018 are CTU, AIU and All Other Campuses. See Note 17 “Segment Reporting” for a description of each of our reporting segments along with revenues, operating income (loss) and total assets by reporting segment for each of the past three fiscal years.

Beginning in 2019, the Company will no longer report results for closed campuses separately as these campuses will no longer meet the definition of an operating segment under ASC Topic 280. Any remaining results of operations, which is expected to primarily consist of occupancy expenses for remaining properties, will be reported within Corporate and Other beginning January 1, 2019.

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

We believe certain non-GAAP measures allow us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance, such as restructuring charges and significant legal reserves. In evaluating the use of non-GAAP measures, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of non-GAAP measures should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. A non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income (loss), operating income (loss), earnings per diluted share, or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2018 Review

2018 ended with the completion of our multi-year strategy to teach-out our legacy career schools and focus on our University Group operations. Some key highlights for the year included: incremental investments in student-serving initiatives and innovative technology, increased momentum within key operating metrics, and improvements in operating income and University Group revenue. We continued to focus on our objective of sustainable and responsible growth while also making appropriate long term investments in both of our universities.

While student enrollments at AIU were impacted by timing related to the academic calendar redesign, we continued to see positive enrollment trends for both CTU and AIU. We believe these trends were primarily driven by the incremental investments we have made in student-serving processes and initiatives as well as improvements in operating efficiencies. Our investments have also been supported by increased levels of prospective student interest across the industry.

New student enrollments within CTU increased 6.7% for the year as compared to the prior year, contributing to total student enrollments growth of 2.3% for the year. We believe this growth is attributable to the investments in our student-serving processes and initiatives which contributed to increases in productivity at our admissions and advising centers in Arizona and Illinois, prospective student interest in our programs and our effectiveness in serving these students, growth in corporate partnerships, introduction of new programs over the last two years and a customized student onboarding and outreach process for master’s and doctoral programs.

Supporting the drivers of growth are ongoing operational enhancements that we believe will improve student experiences, promote learning and lead to improved student retention and academic outcomes. Our teams are engaged in improving and enhancing student experiences throughout their program of study. CTU has continued to increase its focus on training and development while streamlining its admissions and advising structure to better serve our students.

Total student enrollments for AIU decreased by 6.3% for the year as compared to the prior year and new student enrollments decreased by 4.7% for the year. These decreases in new and total student enrollments were a result of the timing impact of the academic calendar redesign implemented at AIU which impacts quarterly and annual comparability across periods. Enrollment trends at AIU have been positively impacted by several factors during the year, including the investments in student-serving processes and initiatives, improved tenure and execution of our operational teams, and strong prospective student interest across the industry.

Optimization of AIU’s graduate team model has resulted in improvements within the student onboarding and orientation process. Our graduate team model is a cross-functional team consisting of staff members from admissions, advising and financial aid. Our graduate teams have incrementally enhanced their outreach and engagement efforts based on learnings from past sessions. Graduate teams have shared accountability for serving students and are focused on improving student experiences before they start school, providing a differentiated onboarding and orientation process based on a student’s degree, program and prior academic qualifications, facilitating completion of the financial aid process and continuing to provide support as students work towards graduating in their field of study. Additionally, we believe optimization of course sequencing and redesign of course content has promoted better student learning and engagement. There is significant focus on step by step learning versus assignment completion and classroom navigation is simplified, with content and related study materials easily accessible through a hyperlink.

Technology continues to be a key focus and important competitive advantage for the universities and the investments we have made have enabled and supported student-serving processes and initiatives within both CTU and AIU. During the year, we continued to roll out additional courses under our intellipath personalized learning format which we believe has increased faculty engagement and student participation. Additionally, we implemented a student engagement and retention analytics tool at CTU and advisors are now better able to proactively reach out to the right student at the right time reinforcing positive behaviors while also being proactive with the most relevant intervention and support. During the fourth quarter we implemented a new student contact center technology that is significantly more efficient and effective in serving prospective students and providing them with a customized experience as they explore our program offerings and courses and evaluate our universities as their choice for education. Lastly, we continued to enhance our overall mobile application capabilities and implemented new features, including two-way messaging between students and faculty. Usage of this feature continues to grow as a communication and engagement channel for students.

Financial Highlights

Revenue from continuing operations in 2018 decreased $15.1 million or 2.5% as compared to the prior year, driven by reduced revenues within our teach-out campuses as they continued to wind down their operations. Excluding our teach-out campuses, revenue increased by $11.1 million or 2.0% as compared to the prior year. We reported operating income of $71.3 million as compared to operating income of $34.1 million for the prior year, an improvement of 108.9%. This improvement was driven by reduced operating losses at our teach-out campuses. Lastly, we reported cash provided by operations for the current year of $57.0 million as compared to cash used in operations of $21.8 million in the prior year. The prior year cash usage included a payment of $32.0 million for legal settlements as compared to $17.1 million in the current year.

For our University Group, revenue during 2018 increased $11.1 million or 2.0% as compared to the prior year. Revenue within our CTU segment increased $4.4 million or 1.2% driven by an increase in new and total student enrollments while AIU’s revenue increased by $6.7 million or 3.4%. Operating income for the University Group increased $2.2 million or 1.9%, with CTU’s increase of $2.4 million or 2.2% being partially offset with an operating loss of $0.2 million or 2.7% within AIU. AIU’s decrease was primarily a result of severance charges recorded during the current year as a result of restructuring actions as well as investments within student-serving processes and initiatives. The severance charges during the year were recorded as a result of process reengineering within our University Group, primarily within non-student serving operations. As an educational institution, we regularly evaluate and analyze ways to improve operations and redistribute resources to serve our students in the most efficient manner. A substantial portion of these operating efficiencies have been committed for reinvestments in our student-serving operations.

Within our All Other Campuses segment, operating loss of $31.9 million improved 48.0% compared to the prior year as we continued to eliminate costs as campuses completed their teach-outs. We had seven campuses remaining at the beginning of the year and our last two campuses completed their teach-out in December 2018. We expect reduced expenses going forward related to legal fees for legacy legal matters and occupancy-related costs for certain of these campuses through 2021. During the year we recorded significant legal settlements of $14.6 million as compared to $6.5 million in the prior year. These legal settlements were a result of resolving legacy legal matters related to our teach-out campuses.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $105.2 million for the year as compared to $66.8 million in the prior year with the improvement primarily driven by reductions in operating losses at our teach-out campuses.

Adjusted operating income (loss) for the years ended December 31, 2018 and 2017 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL
	For the Year Ended December 31,
Adjusted Operating Income (Loss)	2018	2017
University Group and Corporate:
Operating income (1) (2)	$103,201	$95,536
Depreciation and amortization (2)	9,261	10,326
Unused space charges (2) (3)	1,053	(7)
Severance and related costs, net of cancellations (2) (4)	1,455	-
Adjusted Operating Income-- University Group and Corporate	$114,970	$105,855

All Other Campuses:
Operating loss (1) (5)	$(31,903)	$(61,400)
Depreciation and amortization (5)	133	3,664
Unused space charges (3) (5)	7,363	12,174
Significant legal settlements (5)	14,595	6,543
Adjusted Operating Loss -- All Other Campuses	$(9,812)	$(39,019)

Total Company
Operating income	$71,298	$34,136
Depreciation and amortization	9,394	13,990
Unused space charges (3)	8,416	12,167
Severance and related costs, net of cancellations (4)	1,455	-
Significant legal settlements	14,595	6,543
Adjusted Operating Income-- Total Company	$105,158	$66,836

___________________________

(1)     Operating income for the University Group and Corporate and operating loss for All Other Campuses make up the components of operating income. A reconciliation of these components for the years ended December 31, 2018 and December 31, 2017 is presented below:

	For the Year Ended December 31,
	2018	2017
Operating income for University Group and Corporate	$103,201	$95,536
Operating loss for All Other Campuses	(31,903)	(61,400)
Operating income	$71,298	$34,136

(2)     Amounts relate to the University Group and Corporate.

(3)     Unused space charges include initial charges representing the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exiting leased space and therefore are not considered representative of ongoing operations. Subsequently, as early lease terminations or subleases occur, or as assumptions are otherwise adjusted, these unused space charges are increased or decreased. These subsequent adjustments are also included in the amounts presented.

(4)

Severance and related costs, net of cancellations, include charges related to significant restructuring actions. These restructuring charges do not regularly occur and are not considered part of ongoing operating results.

(5)	Amounts relate to All Other Campuses.

We have focused on building a strong balance sheet, while prudently investing in organic growth projects. As we further build our cash balances, we will also evaluate inorganic strategies, including the acquisition of quality educational institutions and programs, while emphasizing organic student-serving investments at our universities and maintaining adequate liquidity.

2018 completed a multi-year transformation of our organization as we resolved several legacy legal matters as well as responsibly completed our teach-out obligations to our students. We enter 2019 with strong momentum in our key operating metrics and with a clear vision and strategy to serve and educate our students and provide them with the necessary support and tools as they work towards graduation. Our balance sheet will grow stronger, and will allow us to execute against our strategy to drive sustainable and responsible growth by making appropriate long-term investments in our universities.

2019 Outlook

We currently expect the following results, subject to the key assumptions identified below (see the GAAP to non-GAAP reconciliation for adjusted operating income and adjusted earnings per diluted share below):

Financial Outlook:

•	Full year 2019 - total company:
o	Operating income in the range of $102.0 million to $107.0 million
o	Adjusted operating income in the range of $114.0 million to $119.0 million
o	Earnings per diluted share in the range of $1.08 to $1.12
o	Adjusted earnings per diluted share in the range of $1.11 to $1.15
•	First quarter 2019 - total company:
o	Operating income in the range of $27.5 million to $29.0 million
o	Adjusted operating income in the range of $30.5 million to $32.0 million
o	Earnings per diluted share in the range of $0.29 to $0.31
o	Adjusted earnings per diluted share in the range of $0.30 to $0.32

University Group Enrollment Outlook:

•	CTU
o	New student enrollments for the full year 2019 are expected to grow as compared to the prior year.
•	AIU
o

AIU’s new student enrollments are expected to experience significant growth in the first quarter of 2019 primarily driven by the academic calendar redesign, which will more than offset the decline in new student enrollments during the fourth quarter of 2018 and also contribute to new enrollment growth for the full year 2019.

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending March 31,		For the Year Ending December 31,
	2019	2018	2019	2018
Total Company:
Operating income	$27.5M - $29M	$20.5M	$102M - $107M	$71.3M
Depreciation and amortization	~2.5	2.6	~9.0	9.4
Unused space charges (1)	~0.5	(0.7)	~3.0	8.4
Severance and related costs, net of cancellations (2)	-	-	-	1.5
Significant legal settlements	-	3.5	-	14.6
Adjusted Operating Income - Total Company	$30.5M - $32M	$25.9M	$114M - $119M	$105.2M

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending March 31,		For the Year Ending December 31,
	2019	2018	2019	2018
Total Company:
Earnings Per Diluted Share	$0.29 - $0.31	$0.25	$1.08 - $1.12	$0.77
NON-GAAP DILUTED EPS ADJUSTMENTS
Unused space charges (1)	~0.01	(0.01)	~0.03	0.09
Severance and related costs, net of cancellations (2)	-	-	-	0.02
Significant legal settlements	-	0.04	-	0.17
Adjusted Earnings Per Diluted Share	$0.30 - $0.32	$0.28	$1.11 - $1.15	$1.05

___________

(1)

Unused space charges include initial charges representing the net present value of remaining lease obligations for vacated space less an estimated amount for sublease income. These charges relate to exited leased space and therefore are not considered representative of ongoing operations. Subsequently, as early lease terminations or subleases occur, or as assumptions are otherwise adjusted, these unused space charges are increased or decreased. These subsequent adjustments are also included in the amounts presented.

(2)

Severance and related costs, net of cancellations, include charges related to significant restructuring actions. These restructuring charges do not regularly occur and are not considered part of ongoing operating results.

Forward looking adjusted operating income and adjusted earnings per diluted share are presented in the reconciliation of GAAP to non-GAAP items above. Operating income, which is the most directly comparable GAAP measure to adjusted operating income, may not follow the same trends stated in the outlook above because of adjustments made for certain significant and non-cash items such as unused space charges that represent the present value of future remaining lease obligations for vacated space less an estimated amount for sublease income and subsequent adjustments as well as depreciation, amortization, asset impairment charges, significant restructuring charges and significant legal settlements. The operating income, adjusted operating income, earnings per share, adjusted earnings per share and enrollment outlook provided above for 2019 are based on the following key assumptions and factors, among others: (i) prospective student interest in the Company’s programs continues to trend in line with recent experiences, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends within the University Group, (iii) no material changes in the current legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” and gainful employment regulations and any modifications thereto, (iv) no significant impact from ongoing legal or regulatory matters, including legal fees associated therewith, (v) no material changes in the estimated amount of compensation expense that could be impacted by changes in the Company’s stock price or the Company’s assessment of the probable outcome of performance conditions relating to performance-based compensation, and (vi) earnings per diluted share outlook assumes an effective income tax rate of 21.5% for the quarter and 24.5% for the year. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current and future circumstances and actions that may be undertaken, actual results could differ materially from these estimates. In addition, decisions we may make in the future as we continue to evaluate diverse strategies to enhance shareholder value may impact the outlook provided above.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31,
	2018	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
TOTAL REVENUE	$581,296		$596,435		$704,392
OPERATING EXPENSES
Educational services and facilities (1)	109,897	18.9%	143,344	24.0%	235,100	33.4%
General and administrative (2):
Advertising	126,449	21.8%	136,111	22.8%	154,949	22.0%
Admissions	92,922	16.0%	86,377	14.5%	84,397	12.0%
Administrative	139,294	24.0%	154,906	26.0%	206,330	29.3%
Bad debt	32,042	5.5%	27,571	4.6%	32,049	4.5%
Total general and administrative expense	390,707	67.2%	404,965	67.9%	477,725	67.8%
Depreciation and amortization	9,394	1.6%	13,990	2.3%	22,747	3.2%
Asset impairment	-	0.0%	-	0.0%	1,164	0.2%
OPERATING INCOME (LOSS)	71,298	12.3%	34,136	5.7%	(32,344)	-4.6%
PRETAX INCOME (LOSS)	74,352	12.8%	36,250	6.1%	(31,366)	-4.5%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	18,561	3.2%	67,125	11.3%	(16,550)	-2.3%
Effective tax rate	25.0%		185.2%		-52.8%
INCOME (LOSS) FROM CONTINUING OPERATIONS	55,791	9.6%	(30,875)	-5.2%	(14,816)	-2.1%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(610)	-0.1%	(1,022)	-0.2%	(3,896)	-0.6%
NET INCOME (LOSS)	$55,181	9.5%	$(31,897)	-5.3%	$(18,712)	-2.7%

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

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Revenue

Current year revenue decreased 2.5% or $15.1 million driven by declining revenues as we completed the teach-out of our All Other Campuses segment during 2018. Revenue for our University Group increased approximately 2.0% or $11.1 million driven by various operating initiatives that contributed to the increase of 2.0% in new student enrollments for the University Group. The increase in new student enrollments is primarily driven by investments in the admissions and advising centers in Arizona and Illinois.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2018	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
Educational services and facilities:
Academics & student related	$84,114	14.5%	$95,818	16.1%	$132,625	18.8%
Occupancy	25,783	4.4%	47,526	8.0%	102,475	14.5%
Total educational services and facilities	$109,897	18.9%	$143,344	24.0%	$235,100	33.4%

The decrease in educational services and facilities expense as compared to the prior year was primarily driven by a 45.7% or $21.7 million decrease within occupancy expense as a result of the exit or subleases of facilities as campuses in the All Other Campuses segment completed their teach-out. As campuses ceased operations, a charge was recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. Occupancy expenses within the All Other Campuses segment decreased by $22.9 million as compared to the prior year offset with an increase of $1.2 million within the University Group related to facility costs to support the investments in our admissions and advising functions. The current year also benefitted from lower academics and student related costs within our teach-out campuses as a result of the campus closures, partially offset with increases within the University Group to support the Company’s investments in student-serving processes and initiatives.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2018	% of Total Revenue	2017	% of Total Revenue	2016	% of Total Revenue
General and administrative:
Advertising	$126,449	21.8%	$136,111	22.8%	$154,949	22.0%
Admissions	92,922	16.0%	86,377	14.5%	84,397	12.0%
Administrative	139,294	24.0%	154,906	26.0%	206,330	29.3%
Bad Debt	32,042	5.5%	27,571	4.6%	32,049	4.5%
Total general and administrative expense	$390,707	67.2%	$404,965	67.9%	$477,725	67.8%

General and administrative expenses have decreased as compared to the prior year primarily due to decreases within administrative and advertising expenses. Administrative expense for the current year decreased by 10.1% or $15.6 million as compared to the prior year primarily due to decreased administrative expenses within our All Other Campuses segment as they wound down operations through December 2018. This decrease more than offset the increase of $8.1 million of significant legal settlements within the All Other Campuses segment. Advertising expense for the current year decreased by 7.1% or $9.7 million primarily as a result of efficiencies developed within certain marketing channels that optimized our processes related to receiving prospective student inquiries. The increase in admissions costs of 7.6% or $6.5 million was primarily related to increased salary and related expenses to enhance student onboarding and investments in the admissions and advising centers in Arizona and Illinois.

Bad debt expense incurred by each of our segments during the years ended December 31, 2018, 2017 and 2016 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2018	As a % of Segment Revenue	2017	As a % of Segment Revenue	2016	As a % of Segment Revenue
Bad debt expense by segment:
CTU	$19,783	5.3%	$19,728	5.3%	$22,233	6.0%
AIU	12,039	5.9%	8,267	4.2%	7,705	4.0%
Total University Group	31,822	5.5%	27,995	4.9%	29,938	5.3%
Corporate and Other	902	NM	(415)	NM	(422)	NM
Subtotal	32,724	5.6%	27,580	4.8%	29,516	5.2%
All Other Campuses	(682)	-112.5%	(9)	0.0%	2,533	1.8%
Total bad debt expense	$32,042	5.5%	$27,571	4.6%	$32,049	4.5%

Bad debt expense increased by 16.2% or $4.5 million for current year as compared to the prior year, primarily driven by an increase in reserve rates due to historical performance within AIU and an increase in accounts receivable write-offs within Corporate and Other. The current year included $1.4 million of write-offs as a result of a legal settlement agreement not to pursue collection of certain student balances including discontinued extended financing receivables within Corporate and Other as well as student receivable balances within our All Other Campuses segment. The Company continues to focus on implementation of improvement to processes related to collection efforts and completion of financial aid packages for students.

Operating Income

Operating income for the current year improved by $37.2 million or 108.9% as compared to the prior year, driven by improved revenue growth of $11.1 million within our University Group, reduced operating losses of $29.5 million within our teach-out campuses partially offset with increased investments in student-serving processes and initiatives and ongoing technology investments at our university segments. Improvements within operating losses from teach-out campuses were a result of fewer teach-out campuses as compared to prior year periods.

Provision for (Benefit from) Income Taxes

For the year ended December 31, 2018, we recorded a tax provision of $18.6 million which includes a $1.0 million favorable adjustment associated with the tax effect of stock compensation and a $1.1 million unfavorable adjustment related to the non-deductibility of expenses pursuant to the agreements with multiple attorneys general to resolve the multi-state inquiry. For the year ended December 31, 2017, we recorded a tax provision of $67.1 million which includes a $52.7 million expense for revaluation of net deferred tax assets and net state unrecognized tax provisions as a result of the December 2017 comprehensive tax legislation known as the Tax Cuts and Jobs Act (“TCJA”), a $1.1 million unfavorable adjustment associated with the adoption of ASU 2016-09 relating to stock based compensation and a $1.7 million net benefit associated with the result of an Illinois income tax audit. The effective tax rate for the year ended December 31, 2017 increased by 145.3% as a result of TCJA. The lower corporate federal income tax rate enacted from the TCJA will not result in a significant cash-savings impact due to the expected utilization of our remaining net operating loss carryforward balances which will reduce future taxable income. See Note 13 “Income Taxes” for further information.

Loss from Discontinued Operations

The results of operations for campuses that were taught out or sold prior to 2015 are presented within discontinued operations. During 2018, we completed the teach-out of our seven remaining campuses in the All Other Campuses segment. These campuses do not meet the criteria to be reported as discontinued operations and as such they continue to be reported as part of All Other Campuses within continuing operations. The current year loss from discontinued operations decreased by $0.4 million primarily related to lower occupancy costs as we continue to exit or sublease real estate associated with discontinued operations.

Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Revenue

Revenue for 2017 decreased 15.3% or $108.0 million driven by an overall 4.9% decline in total student enrollments. Excluding All Other Campuses, which no longer enrolled new students as they taught out each campus, revenue for our ongoing operations increased approximately 1.3% or $7.2 million driven by an increase of 7.1% and 3.3% in new and total student enrollments, respectively, for the University Group. The increase in new and total student enrollments was primarily driven by improvements in student retention as well as investments in the admissions and advising centers in Arizona.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense for 2017 as compared to 2016 was primarily driven by a decrease within occupancy expense as a result of the exit or subleases of facilities as campuses completed their teach-out. As campuses ceased operations, a charge was recorded at the cease use date which represents the net present value of all future remaining lease obligations offset with any estimated sublease income. 2017 also benefitted from lower academics and student related costs within our teach-out campuses as a result of the campus closures, partially offset with increases within the University Group to support the growing total enrollments.

General and Administrative Expense

General and administrative expenses decreased for 2017 as compared to 2016 due to decreases within administrative, advertising and bad debt expenses. Administrative expense was lower for 2017 as compared to 2016 due to $32.0 million of legal settlements recorded in 2016 as compared to $6.5 million in 2017 as well as expense reductions associated with the teach-out of campuses. The lower advertising expense was driven by decreased expenses within our University Group related to efficiencies developed within certain marketing channels that optimized our processes related to receiving prospective student inquiries. Admissions costs increased slightly in salary and related expenses due to an increase in the University Group’s admissions expenses to enhance student onboarding and investments in new admissions and advising centers in Arizona partially offset with reductions related to our teach-out campuses.

Bad debt expense decreased for 2017 as compared to 2016 driven by decreases related to our teach-out campuses as total student enrollments continued to decrease within those campuses as they wound-down their teach-out operations. Additionally, CTU’s decrease for 2017 as compared to 2016 was driven by improvements in collections as well as increased efforts to assist students with completing their funding packages at the beginning of their academic year. AIU continued to focus on implementation of improvement to processes related to collection efforts and completion of funding packages for students to address the trends driving the slight increase in bad debt expense for 2017.

Operating Income

The operating income reported for 2017 improved by $66.5 million or 205.5% as compared to 2016. Decreases within operating expenses, primarily due to the teach-out of campuses, initiatives to align expenses with the new organizational structure, changes in marketing strategies and implementation of efficiencies in our support functions instituted across the organization contributed to improvement in operating margins. Additionally, 2016 included legal settlement charges of $32.0 million as compared to $6.5 million in 2017.

Provision for (Benefit from) Income Taxes

For the year ended December 31, 2017, we recorded a tax provision of $67.1 million which included a $52.7 million expense for revaluation of net deferred tax assets and net state unrecognized tax positions as a result of the December 2017 TCJA, a $1.1 million unfavorable adjustment associated with the adoption of ASU 2016-09 and a $1.7 million net benefit associated with the result of an Illinois income tax audit. The effective tax rate for the year ended December 31, 2017 increased by 145.3% as a result of the TCJA. For the year ended December 31, 2016, we recorded a tax benefit of $16.6 million which included a $3.7 million benefit for a worthless stock deduction and a $2.1 million favorable tax adjustment related to the closure of a federal income tax audit.

Loss from Discontinued Operations

         The results of operations for campuses that have been taught out or sold prior to 2015 are presented within discontinued operations. During 2017, we completed the teach-out of 23 campuses. These campuses did not meet the criteria to be reported as discontinued operations and as such they continued to be reported as part of All Other Campuses within continuing operations. Loss from discontinued operations for 2017 decreased by $2.9 million primarily related to lower occupancy costs for leases that continued to exist for closed campuses.

SEGMENT RESULTS OF OPERATIONS

Management assesses results of operations for ongoing operations separately from the All Other Campuses segment. As a result, management’s long-term operational strategies and initiatives are primarily focused on the University Group. The following tables present segment results for the reported periods (dollars in thousands).

	For the Year Ended December 31,
	2018	2017	2016	2018 vs 2017 % Change	2017 vs 2016 % Change
REVENUE:
CTU	$375,770	$371,325	$369,319	1.2%	0.5%
AIU	204,920	198,251	193,032	3.4%	2.7%
Total University Group	580,690	569,576	562,351	2.0%	1.3%
Corporate and Other	-	-	-	NM	NM
Subtotal	580,690	569,576	562,351	2.0%	1.3%
All Other Campuses	606	26,859	142,041	-97.7%	-81.1%
Total	$581,296	$596,435	$704,392	-2.5%	-15.3%

OPERATING INCOME (LOSS):
CTU	$111,623	$109,202	$99,412	2.2%	9.8%
AIU (1)	8,176	8,401	(29,598)	-2.7%	128.4%
Total University Group	119,799	117,603	69,814	1.9%	68.5%
Corporate and Other	(16,598)	(22,067)	(25,097)	24.8%	12.1%
Subtotal	103,201	95,536	44,717	8.0%	113.6%
All Other Campuses	(31,903)	(61,400)	(77,061)	48.0%	20.3%
Total	$71,298	$34,136	$(32,344)	108.9%	205.5%

OPERATING INCOME (LOSS) MARGIN:
CTU	29.7%	29.4%	26.9%
AIU (1)	4.0%	4.2%	-15.3%
Total University Group	20.6%	20.6%	12.4%
Corporate and Other	NM	NM	NM
Subtotal	17.8%	16.8%	8.0%
All Other Campuses	-5264.5%	-228.6%	-54.3%
Total	12.3%	5.7%	-4.6%

______________________

(1)	2016 includes legal settlements of $32.0 million.

	As of December 31,
				% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
TOTAL STUDENT ENROLLMENTS:
CTU	22,600	22,100	21,900	2.3%	0.9%
AIU	11,800	12,600	11,700	-6.3%	7.7%
Total University Group	34,400	34,700	33,600	-0.9%	3.3%
All Other Campuses	-	100	3,000	NM	NM
Total	34,400	34,800	36,600	-1.1%	-4.9%

	For the Year Ended December 31,
				% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
NEW STUDENT ENROLLMENTS:
CTU	23,600	22,110	20,770	6.7%	6.5%
AIU	15,050	15,790	14,350	-4.7%	10.0%
Total University Group	38,650	37,900	35,120	2.0%	7.9%
All Other Campuses (1)	-	-	1,080	NM	NM
Total	38,650	37,900	36,200	2.0%	4.7%

(1)	All Other Campuses segment completed the process of teaching out all campuses during 2018.

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

University Group. Current year revenue increased by $11.1 million or 2.0% driven by average new and total student enrollments growth during 2018. We believe this growth was driven by various operating initiatives and investments which positively impacted operating efficiencies in student-serving functions including the admissions and advising centers in Arizona and Illinois, enhanced onboarding and orientation processes and investments in technology initiatives. Growth in corporate partnerships as well as the introduction of new programs at CTU also benefitted student enrollments. CTU’s revenue increased $4.4 million or 1.2% driven by a total student enrollments increase of 2.3%. AIU’s revenue increased $6.7 million or 3.4% while total student enrollments decreased 6.3% primarily due to the timing impact of the academic calendar redesign. While the academic calendar redesign impacts student enrollments comparability year over year, this does not materially impact quarterly or annual revenue trends.

Current year operating income for CTU increased $2.4 million or 2.2% as compared to the prior year. The increase in revenue as well as improved efficiencies in advertising costs drove operating margin to improve by 30 basis points for the CTU segment.

Current year operating income for AIU decreased $0.2 million or 2.7% as compared to the prior year. This decrease was driven by severance charges recorded as a result of restructuring actions, investments in student-serving processes and technology initiatives, and increased bad debt expenses which drove an increase in operating expenses for the current year which more than offset the increase in revenue.

Advertising expenses within the University Group decreased 7.1% or $9.7 million for the current year as compared to the prior year due to efficiencies across various marketing channels while maintaining the level of student inquiries.

All Other Campuses. This segment includes our teach-out campuses, which ceased operations by December 2018.

The decline in revenue as compared to 2017 is primarily a result of the decrease in total student enrollments as campuses completed their closures. The operating loss improved by $29.5 million or 48.0% for the current year as compared to the prior year primarily due to overall decreases in occupancy and general and administrative costs as campuses ceased operations.

As of December 31, 2018, the Company had completed the process of teaching out all campuses within this segment. Beginning in 2019, the Company will no longer report results for closed campuses separately as these campuses will no longer meet the definition of an operating segment under ASC Topic 280. Any remaining results of operations, which would primarily consist of occupancy expenses for any remaining properties, will be reported within Corporate and Other beginning January 1, 2019.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss improved by $5.5 million as compared to the prior year. The decrease in expenses for the current year is primarily driven by reduced staff and other expenses as well as the recovery for past claims of $2.5 million recorded during current year.

Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

University Group. Revenue for 2017 increased approximately $7.2 million or 1.3% driven by various operating initiatives, including the AIU academic calendar redesign, which contributed to the improvement in both new and total student enrollments. CTU’s revenue for 2017 increased $2.0 million or 0.5% while total student enrollments increased 0.9%, and AIU’s revenue for 2017 increased $5.2 million or 2.7% while total enrollments increased 7.7%. AIU continued to experience quarterly variability in 2017 in new student enrollments due to the academic calendar redesign. 2017 new and total student enrollments within both AIU and CTU improved compared to 2016 primarily driven by student initiatives and investments, including our admissions and advising centers in Arizona, as well as enhanced onboarding and orientation processes that positively benefit student retention.

CTU’s operating income for 2017 increased $9.8 million or 9.8% as compared to 2016. The 2017 increase in revenue as well as improved efficiencies in advertising costs and improvements in bad debt drove operating margin to improve by 2.5% for the CTU segment.

AIU’s operating income for 2017 increased $38.0 million or 128.4% as compared to 2016. This increase was primarily driven by the legal settlements of $32.0 million recorded in 2016 as well as increased revenue in 2017.

Advertising expenses within the University Group decreased 12.0% or $18.6 million for 2017 as compared to 2016 due to efficiencies across various marketing channels while maintaining the level of student inquiries.

All Other Campuses. The 2017 decline in revenue as compared to 2016 is primarily a result of the decreased total student enrollments as campuses completed their closures. The 2017 operating loss improved by $15.7 million or 20.3% as compared to 2016 primarily due to decreased general and administrative costs as campuses ceased operations.

As of December 31, 2017, the Company had completed the teach-outs of all LCB campuses and had seven remaining non-LCB campuses which completed their teach-outs during 2018.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other operating loss improved by $3.0 million in 2017 as compared to 2016. The decrease in cost for 2017 is primarily driven by reduced staff and other expenses.

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

Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. Our institutions bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic period, and recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. As part of a student’s course of instruction, certain fees, such as technology fees, graduation fees and laboratory fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

The portion of tuition and fees billed to students but not yet earned is recorded as deferred revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which students are enrolled for the amount billed for the current term but payment has not been received and to which the Company does not have the unconditional right to receive payment because the student has not reached the point in the current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our consolidated balance sheets.

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded is based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations.

Revenue recognition includes assumptions and significant judgments including determination of the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606 as well as the assessment of collectability. These assumptions and significant judgments are based upon our interpretation of accounting guidance and historical experience. Although management believes these assumptions and significant judgments to be reasonable, actual amounts may differ if historical experience is not reflective of future results.

Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our repayment risk and ability to collect student receivables. These factors include, but are not limited to: internal repayment history, repayment practices of previous extended payment programs, changes in the current economic, legislative or regulatory environments and the ability to complete the federal financial aid process with students. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the collection of our student receivables, as noted above, or modifications to our collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our results from operations.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2018 would have resulted in a change in pretax income from continuing operations of $0.5 million during the year then ended.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Our reporting units that have goodwill balances remaining as of December 31, 2018 include CTU and AIU. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies (“quantitative assessment”). If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill. In certain cases, a qualitative assessment may be utilized to determine if it is more likely than not that a reporting unit’s carrying value exceeds its fair value and if the quantitative assessment is needed.

When performing a qualitative assessment, management must first consider events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focuses on the significant inputs and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, such as negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluates all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. If management determines that it is not more likely than not that the goodwill of the reporting unit is impaired based on its qualitative assessment then it does not need to perform the quantitative assessment.

When performing a quantitative assessment for the annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and/or comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows.

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

Intangible assets include indefinite-lived assets. Indefinite-lived assets include our CTU trade name and accreditation rights, which are recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our institutions to participate in Title IV Programs.

We did not record any goodwill impairment charges during the year ended December 31, 2018. The reporting units with remaining goodwill as of December 31, 2018 are CTU and AIU which together had $87.4 million of goodwill remaining. As of the last time we performed a quantitative fair value analysis which was October 1, 2017, the fair values of our CTU and AIU reporting units exceeded their carrying values by $536.9 million and $15.1 million (fair value as a percentage of carrying value for these reporting units of 1054%and 129%), respectively. During 2018, we performed a qualitative analysis and determined that it was not more likely than not that the carrying values of our reporting units exceeded their respective fair values.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2018, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $229.2 million. Restricted cash as of December 31, 2018 was approximately $0.3 million and includes restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. The recent losses from our All Other Campuses segment and associated lease payments for vacated spaces have driven a net cash usage in recent years. However, as we completed the closure of all our teach-out campuses during 2018, our cash usage began to moderate and we generated cash in 2018 and expect to continue to do so in 2019. The expectation is based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit agreement allows us to borrow up to a maximum amount of $50.0 million and is scheduled to mature on January 20, 2022. The credit agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and marketable securities in our domestic accounts with the bank of at least $50.0 million at all times. Amounts borrowed under the credit agreement are required to be 100% secured with deposits of cash and marketable securities with the bank. Under the credit agreement, the Company may make restricted payments, including payments in connection with an acquisition or a repurchase of shares of CEC’s common stock, up to an aggregate maximum of $65.0 million through January 27, 2020 and up to an aggregate maximum of $100.0 million during the one year period ending January 27, 2021.

Our strategy has been focused on building a strong balance sheet while prudently investing in organic growth projects. As we further build our cash balances, we will continue to evaluate diverse strategies to enhance shareholder value, including acquisitions of quality educational institutions and programs, while emphasizing organic student-serving investments at our universities and maintaining adequate liquidity.

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

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2018, net cash flows provided by operating activities totaled $57.0 million compared to net cash flows used in operating activities of $21.8 million for the year ended December 31, 2017. The improvement in cash flow from operations as compared to the prior year is primarily driven by lower operating losses at our teach-out campuses, improved operating performance within our ongoing operations and payments of $32.0 million of legal settlements in the prior year as compared to $17.1 million in the current year.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2018, 2017 and 2016, approximately 79%, 78% and 76%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and other funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation.”

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the years ended December 31, 2018 and 2017, net cash flows used in investing activities totaled $41.5 million and $11.6 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $34.8 million and $5.3 million, respectively, during the years ended December 31, 2018 and 2017.

Capital Expenditures. Capital expenditures increased to $6.7 million for the year ended December 31, 2018 as compared to $6.3 million for the year ended December 31, 2017. Capital expenditures represented approximately 1% of total revenue during each of the years ended December 31, 2018 and 2017. For the full year 2019, we expect capital expenditures to be approximately 1% to 2% of revenue.

Financing Cash Flows

During the year ended December 31, 2018, net cash flows used in financing activities totaled $1.7 million compared to net cash flows provided by financing activities of $1.5 million for the year ended December 31, 2017.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $3.3 million for the year ended December 31, 2018 and $1.2 million for the year ended December 31, 2017.

Credit Agreement. On December 27, 2018, we entered into a $50.0 million credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The revolving credit facility under the credit agreement is scheduled to mature on January 20, 2022. Amounts borrowed under the credit agreement are required to be 100% secured with cash and marketable securities with the bank. The credit agreement, which includes certain financial covenants, requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. As of December 31, 2018, we had no outstanding borrowings under the revolving credit agreement and we remain in compliance with the covenants of the credit agreement. See Note 11 “Credit Agreement” to our consolidated financial statements for additional information.

Contractual Obligations

As of December 31, 2018, future minimum cash payments due under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2019	2020	2021	2022	2023 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$13,249	$12,379	$10,326	$8,638	$22,298	$66,890
Teach-out campuses and discontinued operations (3)	8,635	5,349	1,744	-	-	15,728
Total gross operating lease obligations	$21,884	$17,728	$12,070	$8,638	$22,298	$82,618

Sublease income (4)
Ongoing operations (2)	$814	$845	$758	$777	$328	$3,522
Teach-out campuses and discontinued operations (3)	2,817	1,905	521	-	-	5,243
Total sublease income	$3,631	$2,750	$1,279	$777	$328	$8,765

Net operating lease obligations
Ongoing operations (2)	$12,435	$11,534	$9,568	$7,861	$21,970	$63,368
Teach-out campuses and discontinued operations (3)	5,818	3,444	1,223	-	-	10,485
Total net contractual lease obligations	$18,253	$14,978	$10,791	$7,861	$21,970	$73,853

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include University Group and Corporate.
(3)	Amounts relate to teach-out campuses within our All Other Campuses segment and discontinued operations.
(4)	Amounts provided are for executed sublease arrangements.

Operating Lease Obligations. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from one to ten years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancelable operating leases for continuing operations and discontinued operations.

Off-Balance Sheet Arrangements. As of December 31, 2018, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2018 compared to December 31, 2017

Selected consolidated balance sheet account changes from December 31, 2017 to December 31, 2018 were as follows (dollars in thousands):

	As of December 31,
	2018	2017	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$229,159	$180,147	27%
Student receivables, net	28,751	18,875	52%
NON-CURRENT ASSETS:
Deferred tax assets	81,628	98,084	-17%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	24,530	32,910	-25%
Accrued expenses - other	19,668	31,233	-37%
Liabilities of discontinued operations	536	5,701	-91%
NON-CURRENT LIABILITIES:
Other non-current liabilities	17,493	22,143	-21%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of improved operating performance within our continuing operations during the current year.

Student receivables, net: The increase is driven by a change in how we account for student receivables under ASC Topic 606.

Deferred tax assets: The decrease is driven by the usage of deferred tax assets associated with depreciation and amortization and our net operating losses to offset income taxes payable.

Accrued expenses - payroll and related benefits: The decrease is driven by the reduction of severance accruals during the current year, as payments were made upon employee exit dates as well as reduced accruals related to cash-based stock compensation.

         Accrued expenses – other: The decrease is driven primarily by the payments of legal settlements during the current year which were included within accrued expenses as of December 31, 2017 as well as continued reductions in liabilities associated with remaining lease obligations for our vacated facilities.

          Liabilities of discontinued operations: The decrease is driven by the continued reductions in liabilities associated with remaining lease obligations for our vacated facilities.

          Other non-current liabilities: The decrease is driven by the continued reductions in liabilities associated with remaining lease obligations for our vacated facilities.

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

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2018, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit agreement bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. As of December 31, 2018, we had no outstanding borrowings under this agreement.

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

Our financial instruments are recorded at their fair values as of December 31, 2018 and 2017. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings or to foreign currency fluctuations is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 71 of this Annual Report on Form 10-K.

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

Leslie T. Thornton
Former Senior Vice President, General Counsel and Corporate Secretary of WGL Holdings, Inc.and Washington Gas

Richard D. Wang
Managing Member of Tenzing Global Investors LLC

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2018, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,818,433	(1)	$9.59	2,147,842	(2)
Total	2,818,433		$9.59	2,147,842

(1)

Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan, 2008 Incentive Compensation Plan (the “2008 Plan”) and 2016 Incentive Compensation Plan (the “2016 Plan”).

(2)

Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 2.1 million shares underlying restricted stock units outstanding as of December 31, 2018, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2018. Additionally, there were 0.5 million shares underlying restricted and deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above. Cash-settled awards are not included in, and do not affect, shares remaining available for future issuances under the 2016 Plan.

See Note 14 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The financial statements listed in the Index to Financial Statements on page 69 are filed as part of this Annual Report.

2.	Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page 69 is filed as part of this Annual Report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 65 - 67 are filed as part of this Annual Report.

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

4.2

Credit Agreement dated as of December 27, 2018 among Career Education Corporation, CEC Educational Services, LLC, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and BMO Harris Bank N.A., as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 8-K filed December 28, 2018

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Career Education Corporation 2016 Incentive Compensation Plan ("2016 Plan")	Appendix A to our Definite Proxy Statement on Schedule 14A filed April 8, 2016

*10.4	2018 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2018

*10.5	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.6	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on February 27, 2009

*10.7	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.8	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.9	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.10	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.11	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed May 27, 2016

*10.12	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.13	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed May 27, 2016

*10.14	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.3 to our Form 8-K filed on March 10, 2014

*10.16	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards commencing in 2014)	Exhibit 10.1 to our Form 8-K filed on March 19, 2014

*10.17	Form of 2016 Employee Restricted Stock Unit Ownership Equity Award Agreement under the 2008 Plan (Performance-Based)	Exhibit 10.1 to our Form 8-K filed on March 18, 2016

*10.18	Form of Employee Restricted Stock Unit Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.19	Form of Employee Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.20	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.4 to our Form 8-K filed on March 10, 2014

*10.21	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards in March 2016)	Exhibit 10.1 to our Form 8-K filed on March 7, 2016

*10.22	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.23	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.24	Form of Cash-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.2 to our Form 8-K filed on July 31, 2015

*10.25	Form of Stock-Settled Restricted Stock Unit Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.4 to our Form 8-K filed on July 31, 2015

*10.26	Form of Non-Qualified Stock Option Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.5 to our Form 8-K filed on July 31, 2015

*10.27	Form of 2016 Performance Unit Award Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 7, 2016

*10.28	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.29	Letter Agreement between Career Education Corporation and Andrew Hurst dated March 7, 2014	Exhibit 10.47 to our Form 10-K for the year ended December 31, 2015

*10.30	Letter Agreement between Career Education Corporation and John Kline dated October 12, 2015	Exhibit 10.49 to our Form 10-K for the year ended December 31, 2015

*10.31	Letter Agreement between Career Education Corporation and Todd Nelson dated July 30, 2015	Exhibit 10.1 to our Form 8-K filed on July 31, 2015

10.32	Agreement, by and among Career Education Corporation, Tenzing Global Management LLC, Tenzing Global Investors LLC, Tenzing Global Investors Fund I LP and Richard Wang, dated March 10, 2015	Exhibit 10.1 to our Form 8-K filed on March 11, 2015

*10.33	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.34	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Annual Report on Form 10-K for the twelve months ended December 31, 2018, filed with the SEC on February 20, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of  Income (Loss) and Comprehensive Income (Loss)  for the twelve months ended December 31, 2018, December 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2018, December 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018, December 31, 2017 and December 31, 2016, and (v) Notes to Consolidated Financial Statements

___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2019.

CAREER EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 20, 2019
Todd S. Nelson

/s/ ASHISH R. GHIA	Senior Vice President and Chief Financial Officer	February 20, 2019
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President and Chief Accounting Officer	February 20, 2019
Michele A. Peppers	(Principal Accounting Officer)

/s/ THOMAS B. LALLY	Chairman of the Board	February 20, 2019
Thomas B. Lally

/s/ DENNIS H. CHOOKASZIAN	Director	February 20, 2019
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 20, 2019
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 20, 2019
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 20, 2019
William D. Hansen

/s/ GREGORY L. JACKSON	Director	February 20, 2019
Gregory L. Jackson

/s/ LESLIE T. THORNTON	Director	February 20, 2019
Leslie T. Thornton

/s/ RICHARD D. WANG	Director	February 20, 2019
Richard D. Wang

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Career Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Career Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2019, expressed an unqualified opinion.

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

February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Career Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Career Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements.

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

February 20, 2019

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$32,394	$18,110
Restricted cash	337	789
Restricted short-term investments	-	5,070
Short-term investments	196,428	156,178
Total cash and cash equivalents, restricted cash and short-term investments	229,159	180,147
Student receivables, net of allowance for doubtful accounts of $23,307 and $20,533 as of December 31, 2018 and 2017, respectively	28,751	18,875
Receivables, other, net	2,567	1,163
Prepaid expenses	7,771	7,722
Inventories	763	1,112
Other current assets	437	1,319
Assets of discontinued operations	-	382
Total current assets	269,448	210,720
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $198,052 and $213,825 as of December 31, 2018 and 2017, respectively	30,048	33,230
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 as of both December 31, 2018 and 2017	7,900	7,900
Student receivables, net of allowance for doubtful accounts of $1,529 and $2,001 as of December 31, 2018 and 2017, respectively	942	2,548
Deferred income tax assets, net	81,628	98,084
Other assets	4,993	5,673
Assets of discontinued operations	178	1,585
TOTAL ASSETS	$482,493	$447,096
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,195	$8,515
Accrued expenses:
Payroll and related benefits	24,530	32,910
Advertising and marketing costs	9,300	9,245
Income taxes	1,472	2,185
Other	19,668	31,233
Deferred revenue	32,351	22,897
Liabilities of discontinued operations	536	5,701
Total current liabilities	97,052	112,686
NON-CURRENT LIABILITIES:
Deferred rent obligations	12,745	15,277
Other liabilities	17,493	22,143
Liabilities of discontinued operations	-	785
Total non-current liabilities	30,238	38,205
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 85,173,686 and 84,279,533 shares issued, 69,772,910 and 69,117,803 shares outstanding as of December 31, 2018 and 2017, respectively	852	843
Additional paid-in capital	628,295	621,008
Accumulated other comprehensive loss	(298)	(164)
Accumulated deficit	(52,946)	(108,127)
Treasury stock, at cost, 15,400,776 and 15,161,730 shares as of December 31, 2018 and 2017, respectively	(220,700)	(217,355)
Total stockholders' equity	355,203	296,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$482,493	$447,096

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
REVENUE:
Tuition and fees	$578,545	$593,849	$700,525
Other	2,751	2,586	3,867
Total revenue	581,296	596,435	704,392
OPERATING EXPENSES:
Educational services and facilities	109,897	143,344	235,100
General and administrative	390,707	404,965	477,725
Depreciation and amortization	9,394	13,990	22,747
Asset impairment	-	-	1,164
Total operating expenses	509,998	562,299	736,736
Operating income (loss)	71,298	34,136	(32,344)
OTHER INCOME (EXPENSE):
Interest income	3,539	1,900	1,262
Interest expense	(681)	(451)	(584)
Miscellaneous income	196	665	300
Total other income	3,054	2,114	978
PRETAX INCOME (LOSS)	74,352	36,250	(31,366)
Provision for (benefit from) income taxes	18,561	67,125	(16,550)
INCOME (LOSS) FROM CONTINUING OPERATIONS	55,791	(30,875)	(14,816)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(610)	(1,022)	(3,896)
NET INCOME (LOSS)	55,181	(31,897)	(18,712)
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(100)	288	(77)
Unrealized (losses) gains on investments	(34)	(194)	699
Total other comprehensive (loss) income	(134)	94	622
COMPREHENSIVE INCOME (LOSS)	$55,047	$(31,803)	$(18,090)
NET INCOME (LOSS) PER SHARE - BASIC:
Income (loss) from continuing operations	$0.80	$(0.45)	$(0.22)
Loss from discontinued operations	(0.01)	(0.01)	(0.05)
Net income (loss) per share	$0.79	$(0.46)	$(0.27)
NET INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) from continuing operations	$0.78	$(0.45)	$(0.22)
Loss from discontinued operations	(0.01)	(0.01)	(0.05)
Net income (loss) per share	$0.77	$(0.46)	$(0.27)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,598	68,949	68,373
Diluted	71,482	68,949	68,373

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
BALANCE, December 31, 2015	82,997	$830	(14,898)	$(215,606)	$610,784	$(880)	$(57,518)	$337,610
Net loss	-	-	-	-	-	-	(18,712)	(18,712)
Foreign currency translation	-	-	-	-	-	(77)	-	(77)
Unrealized gain on investments	-	-	-	-	-	699	-	699
Total comprehensive loss								(18,090)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,256	-	-	1,256
Restricted stock award plans	-	-	-	-	1,960	-	-	1,960
Employee stock purchase plan	-	-	-	-	21	-	-	21
Common stock issued under:
Stock option plans	90	1	-	-	374	-	-	375
Restricted stock award plans	387	3	(121)	(563)	(3)	-	-	(563)
Employee stock purchase plan	64	1	-	-	397	-	-	398
Tax benefit of stock settlements	-	-	-	-	(1,464)	-	-	(1,464)
BALANCE, December 31, 2016	83,538	$835	(15,019)	$(216,169)	$613,325	$(258)	$(76,230)	$321,503
Net loss	-	-	-	-	-	-	(31,897)	(31,897)
Foreign currency translation	-	-	-	-	-	288	-	288
Unrealized loss on investments	-	-	-	-	-	(194)	-	(194)
Total comprehensive loss								(31,803)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,585	-	-	1,585
Restricted stock award plans	-	-	-	-	3,366	-	-	3,366
Employee stock purchase plan	-	-	-	-	19	-	-	19
Common stock issued under:
Stock option plans	289	3	-	-	2,357	-	-	2,360
Restricted stock award plans	416	4	(143)	(1,186)	(5)	-	-	(1,187)
Employee stock purchase plan	37	1	-	-	361	-	-	362
BALANCE, December 31, 2017	84,280	$843	(15,162)	$(217,355)	$621,008	$(164)	$(108,127)	$296,205
Net income	-	-	-	-	-	-	55,181	55,181
Foreign currency translation	-	-	-	-	-	(100)	-	(100)
Unrealized loss on investments	-	-	-	-	-	(34)	-	(34)
Total comprehensive income								55,047
Share-based compensation expense:
Stock option plans	-	-	-	-	1,956	-	-	1,956
Restricted stock award plans	-	-	-	-	3,641	-	-	3,641
Employee stock purchase plan	-	-	-	-	17	-	-	17
Common stock issued under:
Stock option plans	161	2	-	-	1,361	-	-	1,363
Restricted stock award plans	709	7	(239)	(3,345)	(7)	-	-	(3,345)
Employee stock purchase plan	24	-	-	-	319	-	-	319
BALANCE, December 31, 2018	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55,181	$(31,897)	$(18,712)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Asset impairment	-	-	1,164
Depreciation and amortization expense	9,394	13,990	22,747
Bad debt expense	31,940	27,436	31,885
Compensation expense related to share-based awards	5,614	4,970	3,237
Gain on disposition of property and equipment	-	-	(438)
Deferred income taxes	17,863	64,225	(18,087)
Changes in operating assets and liabilities:
Student receivables, gross	(10,541)	5,129	6,925
Allowance for doubtful accounts	(29,646)	(28,075)	(29,033)
Other receivables, net	(1,286)	(257)	1,127
Inventories, prepaid expenses, and other current assets	3,053	8,742	2,783
Deposits and other non-current assets	711	1,706	1,634
Accounts payable	698	(1,588)	(16,264)
Accrued expenses and deferred rent obligations	(35,448)	(80,703)	29,254
Deferred tuition revenue	9,454	(5,467)	(11,747)
Net cash provided by (used in) operating activities	56,987	(21,789)	6,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(309,784)	(256,243)	(160,590)
Sales of available-for-sale investments	275,024	250,928	126,830
Purchases of property and equipment	(6,732)	(6,332)	(4,129)
Proceeds on the sale of assets	-	-	3,600
Payments of cash upon sale of businesses, net of cash divested	-	-	(62)
Net cash used in investing activities	(41,492)	(11,647)	(34,351)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,682	2,722	773
Payments on borrowings	-	-	(38,000)
Payments of employee tax associated with stock compensation	(3,345)	(1,187)	(563)
Net cash (used in) provided by financing activities	(1,663)	1,535	(37,790)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	-	(82)	(192)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,832	(31,983)	(65,858)
CASH AND CASH EQUIVALENTS, beginning of the year	18,899	50,882	116,740
CASH AND CASH EQUIVALENTS, end of the year	$32,731	$18,899	$50,882
Supplemental Cash Flow Information:
Interest paid	$-	$-	$153
Income taxes paid	$266	$120	$334

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two regionally-accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

During 2018, CEC completed the multi-year process of teaching out campuses within its All Other Campuses segment. Students enrolled at these campuses were afforded the reasonable opportunity to complete their program of study prior to the final teach-out date.

A listing of individual campus locations and web links to Career Education’s University Group institutions can be found at www.careered.com.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “institution” and “university” refer to an individual, branded, for-profit educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our institutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation and Basis of Financial Statement Presentation

These consolidated financial statements presented herein include the accounts of Career Education Corporation and our wholly-owned subsidiaries (collectively “CEC”). All inter-company transactions and balances have been eliminated.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of academic programs. During 2018 we organized our business across three reporting segments: CTU, AIU (comprises University Group) and All Other Campuses. Campuses within the All Other Campuses segment completed the process of teaching out prior to December 31, 2018. The results of operations for these campuses will remain reported as part of continuing operations in accordance with ASC Topic 360.

During 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard intended to improve and converge the financial reporting requirements between U.S. GAAP and International Financial Reporting Standards, which supersedes virtually all existing revenue recognition guidance under GAAP. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five step approach for the recognition of revenue. We adopted this guidance using the modified retrospective approach which applies to contracts that have remaining obligations as of January 1, 2018 and new contracts entered into subsequent to January 1, 2018. Under the modified retrospective approach, we do not restate comparative periods on our consolidated financial statements.

As a result of this change in accounting guidance, we updated our revenue recognition policies and disclosures. The guidance under Topic 606 did not impact the amount of revenue we recognized in previous periods, and also does not impact the amount of revenue recognized prospectively as our revenue recognition methodology remained relatively the same under the new guidance. The guidance under Topic 606 did impact our presentation of financial condition and disclosures. Previously, a student’s entire accounts receivable balance along with their deferred revenue balance was evaluated to determine the net position of the two and the proper reporting of that balance within student receivables, net, or within deferred revenue, net, on our consolidated balance sheets. Under Topic 606, we now separate the contract asset balance from the student receivable balance to determine the amount reported as deferred revenue on the consolidated balance sheets for each student. See Note 5 “Revenue Recognition” for more information.

b. Management’s Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Significant estimates, among others, include the allowance for doubtful accounts, the assumptions surrounding future projections of revenues and expenses utilized in determining the probable outcome of performance conditions related to performance-based compensation, the assumptions surrounding sublease income utilized in determining the fair value of remaining lease obligations, assumptions utilized in calculating income tax related matters including our deferred tax balances and any respective valuation allowance and fair values used in asset impairment evaluations including goodwill, intangible assets and long-lived assets. Although these estimates are based upon management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

c. Concentration of Credit Risk

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2018, 2017 and 2016, approximately 79%, 78% and 76%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

d. Student Receivables and Allowance for Doubtful Accounts

Student receivables represent funds owed to us in exchange for the educational services that we provided to a student. Student receivables are reported net of an allowance for doubtful accounts at the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheets. Student receivables which are due to be paid more than one year from the balance sheet date are reported as non-current assets within our consolidated balance sheets.

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

We extend unsecured credit to a portion of the students who are enrolled at our institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our repayment risk and ability to collect student receivables. These factors include, but are not limited to: internal repayment history, repayment practices of previous extended payment programs, changes in the current economic, legislative or regulatory environments and the ability to complete the federal financial aid process with students. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the collection of our student receivables, as noted above, or modifications to our collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our results from operations.

e. Fair Value of Financial Instruments

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

The fair value for restricted short-term investments and short-term investments reported in our consolidated balance sheets are valued at Level 1 and Level 2 within the fair value hierarchy. Restricted short-term investments are comprised of certificates of deposit to provide securitization of our letters of credit pursuant to our credit agreement. See Note 4 “Financial Instruments” for further details.

f. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. Our institutions bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic period, and recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. As part of a student’s course of instruction, certain fees, such as technology fees, graduation fees and laboratory fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

The portion of tuition and fees billed to students but not yet earned is recorded as deferred revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which students are enrolled for the amount billed for the current term but payment has not been received and to which the Company does not have the unconditional right to receive payment because the student has not reached the point in the current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our consolidated balance sheets.

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded is based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations.

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by institution and program. Academic terms are determined by start dates, which vary by institution and program and are generally 10-11 weeks in length. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments.

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

g. Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. Restricted cash balances are used to provide securitization for letters of credit. Restricted cash balances as of December 31, 2018 and 2017 total $0.3 million and $0.8 million, respectively.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings. Students may authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2018, we held $6.2 million of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet.

h. Discontinued Operations

Discontinued operations are accounted for in accordance with FASB ASC Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheets at estimated fair value. The results of operations of discontinued operations are segregated from continuing operations and reported separately as discontinued operations in our consolidated statements of income (loss) and comprehensive income (loss). See Note 18 “Discontinued Operations” for further discussion.

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

i. Investments

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

We use the equity method to account for our investment in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. We include our proportionate share of earnings and/or losses of our equity method investee in other income (expense) within our consolidated statements of income (loss) and comprehensive income (loss). The carrying value of our equity investment is reported within other non-current assets on our consolidated balance sheets.

Our investment in an equity affiliate equated to a 30.7%, or $2.7 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

j. Inventories

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

l. Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Our reporting units that have goodwill balances remaining as of December 31, 2018 include CTU and AIU. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies (“quantitative assessment”). If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill. In certain cases, a qualitative assessment may be utilized to determine if it is more likely than not that a reporting unit’s carrying value exceeds its fair value and if the quantitative assessment is needed.

When performing a qualitative assessment, management must first consider events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focuses on the significant inputs and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, such as negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluates all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. If management determines that it is not more likely than not that the goodwill of the reporting unit is impaired based upon its qualitative assessment then it does not need to perform the quantitative assessment.

When performing a quantitative assessment for the annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and/or comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes do reflect improvements relative to recent historical periods with respect to, among other things, modest revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Intangible assets include indefinite-lived assets. Indefinite-lived assets include our CTU trade name and accreditation rights, which are recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our institutions to participate in Title IV Programs.

See Note 9 “Goodwill and Other Intangible Assets” for further discussion.

m. Impairment of Long-Lived Assets

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

n. Contingencies

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

o. Income Taxes

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

p. Deferred Rent Obligations

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

q. Share-Based Compensation

FASB ASC Topic 718 – Compensation-Stock Compensation requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares or units of restricted stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

Our share-based awards are measured at fair value and recognized over the requisite service or performance period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, based on the market price of the underlying common stock, expected life, expected stock price volatility and expected risk-free interest rate. Expected volatility is computed using a combination of historical volatility for a period equal to the expected term; the risk-free interest rates are based on the U.S. Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. The fair value of each restricted stock unit award is estimated based on the market price of the underlying common stock on the date of the grant. The fair value of each market-based performance grant is estimated using the Monte Carlo Simulation methodology to assess the grant date fair value. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

See Note 14 “Share-Based Compensation” for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

r. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, which are included in general and administrative expenses on our consolidated statements of income (loss) and comprehensive income (loss), were $126.4 million, $136.1 million and $154.9 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU allow public companies to record provisional amounts in their annual and interim financial statements using an approach similar to the “measurement period” that U.S. GAAP permits in connection with the accounting for a recently acquired business. During the measurement period, management records provisional amounts for the effects of the tax law changes that can be reasonably estimated. If the finalization of the effect results in a different number, the adjustment to the provisional amount that was initially recorded does not represent the correction of an error. Instead, the adjustment is recorded to income tax expense in the period it is identified. For all entities, ASU 2018-05 is effective for annual periods and interim periods upon discovery. We have evaluated and adopted this guidance beginning 2018. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard intended to improve and converge the financial reporting requirements between U.S. GAAP and International Financial Reporting Standards, which supersedes virtually all existing revenue recognition guidance under GAAP. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five step approach for the recognition of revenue. For all public business entities, ASU No. 2014-09 is effective for annual periods and interim periods beginning after December 15, 2017. We completed the assessment of our evaluation of the new standard on our accounting policies, processes and system requirements and adopted this guidance beginning 2018. We have adopted this guidance using the modified retrospective approach which applies to contracts that have remaining obligations as of January 1, 2018 and new contracts entered into subsequent to January 1, 2018. Under the modified retrospective approach, we do not restate comparative periods on our consolidated financial statements. The adoption impacted the presentation of our financial condition and disclosures but did not impact our results of operations. See Note 5 “Revenue Recognition” for more information.

Accounting guidance to be adopted in 2019

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish transparency and comparability that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right of use asset at the lease inception date. Subsequently, the FASB issued three additional Updates to the guidance as follows: In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and In December 2018, ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, together providing additional clarity on certain narrow aspects of the guidance, providing an additional optional transition method to adopt the new leases standard and providing guidance to lessors on sales taxes and similar taxes collected from lessees including certain lessor costs and recognition of variable payments for contracts with lease and non-lease payments. For all public business entities, ASU 2016-02 is effective for annual periods and interim periods beginning after December 15, 2018; early adoption is permitted. We completed the assessment of the impacts related to the accounting for leases and the most significant impact primarily relates to our accounting for real estate leases and real estate subleases. We expect to have a material amount now reported as a right of use asset and lease liability related to these leases as well as expect to separate lease components from the non-lease components for recognition. Additionally, based on our assessment we do not expect a material impact to the consolidated statement of income (loss) and comprehensive income (loss) prospectively. Based on ASU 2018-11, we will recognize and measure leases at the beginning of the adoption date which will be January 1, 2019 for CEC. Any cumulative effect adjustments will be recorded as an adjustment to the opening balance of retained earnings beginning 2019. We evaluated this guidance and anticipate the adoption will significantly impact the presentation of our financial condition and disclosures, but will not significantly impact our results of operations.

Recent accounting guidance not yet adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU provide clarifications which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or software licenses. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. For public entities, ASU 2018-15 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted. We are currently evaluating this guidance and the impact on the presentation of our financial condition, results of operations and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU include removals, modifications of and additions to the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The guidance removed the requirements of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The modifications include requirements to disclose timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the investee has communicated the timing to the entity or announced the timing publicly for those investments in entities which calculate net asset value as well as provides clarity for disclosures surrounding uncertainties in measurement as of the reporting date. Furthermore, this ASU added additional requirements regarding changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For all entities, ASU 2018-13 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$179,393	$35	$(337)	$179,091
Treasury and federal agencies	17,417	5	(85)	17,337
Total short-term investments (available for sale)	$196,810	$40	$(422)	$196,428

	December 31, 2017
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$830	$-	$-	$830
Non-governmental debt securities	125,485	7	(222)	125,270
Treasury and federal agencies	30,211	-	(133)	30,078
Total short-term investments	156,526	7	(355)	156,178
Restricted short-term investments (available for sale):
Non-governmental debt securities	5,070	-	-	5,070
Total short-term investments (available for sale)	$161,596	$7	$(355)	$161,248

In the table above, unrealized holding gains (losses) as of December 31, 2018 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

Our unrestricted non-governmental debt securities primarily consist of commercial paper and certificates of deposit. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities. We do not intend to sell our investments in these securities prior to maturity and it is not likely that we will be required to sell these investments before recovery of the amortized cost basis. Our restricted short-term investments were comprised entirely of certificates of deposit, which secured our letters of credit.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	Less than one year	One to five years	Six to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2018	$156,657	$38,845	$-	$926	$196,428
Original stated term to maturity of available-for-sale- investments as of December 31, 2017	$113,634	$46,586	$-	$1,028	$161,248

Realized gains or losses resulting from sales of investments during the years ended December 31, 2018, 2017 and 2016 were not significant.

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

As of December 31, 2018, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at December 31, 2018 and 2017 were as follows (dollars in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$20,000	$159,091	$-	$179,091
Treasury and federal agencies	-	17,337	-	17,337
Totals	$20,000	$176,428	$-	$196,428

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$830	$-	$830
Non-governmental debt securities	31,500	98,840	-	130,340
Treasury and federal agencies	-	30,078	-	30,078
Totals	$31,500	$129,748	$-	$161,248

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company. As of December 31, 2018, our investment in an equity affiliate equated to a 30.7%, or $2.7 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning. For the years ended December 31, 2018, 2017 and 2016, we recorded approximately $0.4 million, $0.3 million and $0.9 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income (expense) on our consolidated statements of income (loss) and comprehensive income (loss).

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid to CCKF for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

Maintenance Fee Payments
For the year ended December 31, 2018	$1,462
For the year ended December 31, 2017	$1,371
For the year ended December 31, 2016	$1,375

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31, 2018
	CTU	AIU	All Other Campuses	Total
Tuition	$359,929	$196,712	$550	$557,191
Technology fees	11,560	7,590	-	19,150
Other miscellaneous fees(1)	1,769	416	19	2,204
Total tuition and fees	373,258	204,718	569	578,545
Other revenue(2)	2,512	202	37	2,751
Total revenue	$375,770	$204,920	$606	$581,296

	For the Year Ended December 31, 2017
	CTU	AIU	All Other Campuses	Total
Tuition	$356,091	$190,739	$26,615	$573,445
Technology fees	11,175	6,791	-	17,966
Other miscellaneous fees(1)	1,964	451	23	2,438
Total tuition and fees	369,230	197,981	26,638	593,849
Other revenue(2)	2,095	270	221	2,586
Total revenue	$371,325	$198,251	$26,859	$596,435

	For the Year Ended December 31, 2016
	CTU	AIU	All Other Campuses	Total
Tuition	$354,295	$185,929	$140,470	$680,694
Technology fees	10,839	6,013	3	16,855
Other miscellaneous fees(1)	1,946	855	175	2,976
Total tuition and fees	367,080	192,797	140,648	700,525
Other revenue(2)	2,239	235	1,393	3,867
Total revenue	$369,319	$193,032	$142,041	$704,392

__________________

(1)	Other miscellaneous fees include graduation fees, laboratory fees and activity fees.
(2)	Other revenue primarily includes contract training revenue and bookstore and laptop sales.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. Our institutions bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic period, and recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. As part of a student’s course of instruction, certain fees, such as technology fees, graduation fees and laboratory fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

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

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by institution and program. Academic terms are determined by start dates, which vary by institution and program and are generally 10 – 11 weeks in length.

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

For each term, the portion of tuition and fee payments billed to students but not yet earned is recorded as deferred revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount billed for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our consolidated balance sheets.

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

The amount of contract assets which are being offset with deferred revenue balances as of January 1, 2018 and December 31, 2018 were as follows (dollars in thousands):

	As of
	January 1, 2018	December 31, 2018
Gross deferred revenue	$39,544	$51,694
Gross contract assets	(9,984)	(19,343)
Deferred revenue, net	$29,560	$32,351

Deferred Revenue

Changes in our deferred revenue balances for the year ended December 31, 2018 were as follows (dollars in thousands):

	For the Year Ended December 31, 2018
	CTU	AIU	All Other Campuses	Total
Gross deferred revenue, January 1, 2018	$23,933	$15,507	$104	$39,544
Revenue earned from balances existing as of January 1, 2018	(22,218)	(14,086)	(104)	(36,408)
Billings during period(1)	373,671	216,670	510	590,851
Revenue earned for new billings during the period	(351,040)	(190,632)	(465)	(542,137)
Other adjustments	(96)	(15)	(45)	(156)
Gross deferred revenue, December 31, 2018	$24,250	$27,444	$-	$51,694

______________

(1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $0.9 million as of December 31, 2018 and December 31, 2017. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $1.4 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively, for payments received from withdrawn students.

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

For the years ended December 31, 2018, 2017 and 2016, we received a majority of our institutions’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships. These cash receipts represent a substantial portion of our consolidated revenues and all have low risk of collectability.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts at the end of the reporting period. Student receivables, net, are reflected on our consolidated balance sheets as components of both current and non-current assets. We do not accrue interest on past due student receivables; interest is recorded only upon collection.

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

Student Receivables Under Extended Payment Plans

To assist students in completing their educational programs, we previously provided extended payment plans to certain students. We discontinued providing extended payment plans to students during the first quarter of 2011.

As of December 31, 2018 and 2017, the amount of non-current student receivables under these plans along with payment plans that are longer than 12 months in duration, net of allowance for doubtful accounts, was $0.9 million and $2.5 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the year ended December 31, 2018	$22,534	$32,042	$(29,740)	$24,836
For the year ended December 31, 2017	$23,142	$27,571	$(28,179)	$22,534
For the year ended December 31, 2016	$20,229	$32,049	$(29,136)	$23,142

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $5.7 million, $4.2 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

7. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31,
	2018	2017	Life
Computer hardware and software	$105,175	$105,244	3 years
Leasehold improvements	73,951	90,486	Shorter of Life of Lease or Useful Life
Furniture, fixtures and equipment	37,362	40,464	5-10 years
Building and improvements	8,578	8,578	15-35 years
Library materials	982	1,522	10 years
Vehicles	107	464	5 years
Construction in progress	1,945	297
	228,100	247,055
Less-accumulated depreciation	(198,052)	(213,825)
Total property and equipment, net	$30,048	$33,230

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $9.4 million, $13.4 million and $21.9 million, respectively.

There were no asset impairment charges for the years ended December 31, 2018 and 2017. Property and equipment was affected by asset impairment charges of approximately $1.2 million for the year ended December 31, 2016, primarily as a result of the reduction in carrying values for campuses that were being taught out and decisions made to exit certain leased facilities. The fair value for these assets was determined based upon management’s assumptions regarding an estimated percentage of replacement value for similar assets and estimated salvage values. Because the determination of the estimated fair value of these assets requires significant estimation and assumptions, these fair value measurements are categorized as Level 3 per ASC Topic 820.

8. LEASES

We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from one to ten years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period.

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

Rent expense, including charges recorded for vacated space, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $15.5 million, $28.1 million and $70.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is reflected in educational services and facilities expense for our institutions and within general and administrative expense for our corporate offices in our consolidated statements of income (loss) and comprehensive income (loss).

Remaining Lease Obligations of Continuing Operations

We have recorded lease exit costs associated with the exit of real estate space for certain campuses related to our continuing operations, primarily associated with our teach-out campuses. These costs are recorded within educational services and facilities expense on our consolidated statements of income (loss) and comprehensive income (loss). The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for vacated space related to our continuing operations for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
For the year ended December 31, 2018	$20,763	$10,955	$(20,659)	$41	$11,100
For the year ended December 31, 2017	$36,814	$14,838	$(33,313)	$2,424	$20,763
For the year ended December 31, 2016	$12,892	$32,351	$(16,413)	$7,984	$36,814

(1)

Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2018, future minimum lease payments under operating leases for continuing and discontinued operations are as follows (dollars in thousands):

	Operating Leases
	Continuing	Discontinued
	Operations	Operations	Total
2019 (1)	$21,076	$808	$21,884
2020	17,728	-	17,728
2021	12,070	-	12,070
2022	8,638	-	8,638
2023 and thereafter	22,298	-	22,298
Total	$81,810	$808	$82,618

__________________________

(1)	Amounts include payments due associated with executed early terminations of real estate leases.

Of the remaining $81.8 million of lease payments for continuing operations, $14.9 million relates to our All Other Campuses leases. See Note 18 “Discontinued Operations” and Note 10 “Restructuring Charges” for further discussion.

As of December 31, 2018, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, for continuing and discontinued operations is as follows (dollars in thousands):

	Operating Subleases
	Continuing	Discontinued
	Operations	Operations	Total
2019	$3,457	$174	$3,631
2020	2,750	-	2,750
2021	1,279	-	1,279
2022	777	-	777
2023 and thereafter	328	-	328
Total	$8,591	$174	$8,765

9. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for continuing operations as of December 31, 2018 and 2017. The carrying values of goodwill for CTU and AIU were $45.9 million and $41.4 million, respectively, as of December 31, 2018 and 2017.

We performed our annual impairment analysis of goodwill as of October 1, 2018 and determined that neither of our reporting units were impaired as of October 1, 2018.

In assessing the fair value for CTU and AIU, we performed a qualitative assessment to determine if we believe it is more likely than not that our reporting unit’s carrying values exceed their respective fair values, in our goodwill assessment process. When performing the qualitative assessment, management first considered events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focused on the significant inputs, including its projections of revenue growth, operating expense leverage and the discount rate utilized in the prior year assessment, and any events or circumstances that could affect the significant inputs. These events and circumstances included, but were not limited to, financial performance, such as negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluated all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. Additionally, management evaluated its most recent quantitative assessment to determine by how much the previous fair value exceeded the carrying value for each indefinite-lived intangible asset.

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

As of December 31, 2018 and 2017, the net book value of other intangible assets are as follows (dollars in thousands):

	As of December 31, 2018	As of December 31, 2017
Non-amortizable intangible assets:
Accreditation rights	$1,000	$1,000
CTU trade name	6,900	6,900
Net book value, non-amortizable intangible assets:	$7,900	$7,900

As of December 31, 2018, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of indefinite-lived intangible asset balances as of October 1, 2018 utilizing the qualitative assessment approach and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be impaired. We continue to monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible declines in estimated fair value.

10. RESTRUCTURING CHARGES

During the past several years, we have carried out reductions in force related to the continued reorganization of our corporate and campus functions to better align with current total enrollments and made decisions to teach out a number of campuses, meaning gradually close the campuses through an orderly process. All of these teach-out campuses have ceased operations as of December 31, 2018. The Company continues to evaluate our corporate and campus functions to best align with our current enrollments to promote efficient and effective support.

The following table details the changes in our accrual for severance and related costs associated with all restructuring events during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Balance, Beginning of Period	Severance and related charges (1)	Payments	Non-cash adjustments (2)	Balance, End of Period
For the year ended December 31, 2018	$2,170	$1,898	$(2,883)	$(589)	$596
For the year ended December 31, 2017	$8,686	$-	$(6,767)	$251	$2,170
For the year ended December 31, 2016	$18,985	$507	$(11,015)	$209	$8,686

_________________________

(1)	Includes charges related to COBRA and outplacement services which are assumed to be completed by the third month following an employee’s departure.
(2)

Includes cancellations due to employee departures prior to agreed upon end dates, employee transfers to open positions within the organization and subsequent adjustments to severance and related costs.

Severance and related expenses for the years ended December 31, 2018, 2017 and 2016 by reporting segment is as follows (dollars in thousands):

	For the Year Ended December 31,
	2018	2017	2016
CTU	$782	$-	$18
AIU	1,083	-	66
Total University Group	1,865	-	84
Corporate and Other	33	-	388
Subtotal	1,898	-	472
All Other Campuses	-	-	35
Total	$1,898	$-	$507

The current portion of the accrual for severance and related charges was $0.6 million and $2.1 million, respectively, as of December 31, 2018 and 2017, which is recorded within current accrued expenses – payroll and related benefits.

In addition, as of December 31, 2018, we have an accrual of approximately $0.4 million related to retention bonuses that have been offered to certain employees. These amounts are recorded ratably over the period the employees are retained.

In addition to the severance charges detailed above, a number of teach-out campuses will have remaining lease obligations following their campus closure, with the longest lease term being through 2021. We do not expect to have any significant future charges for remaining lease obligations related to the campuses which completed their teach-out. We have recorded approximately $78.7 million of charges related to remaining obligations for continuing operations since 2015. See Note 8 “Leases” and Note 18 “Discontinued Operations” for further information regarding remaining lease obligations of continuing operations and discontinued operations.

11. CREDIT AGREEMENT

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The credit agreement requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. Any borrowings bear interest at fluctuating interest rates based on either the base rate or the London Interbank Offered Rate (“LIBOR”), plus the applicable rate based on the type of loan.

We may prepay amounts outstanding, or terminate or reduce the commitments, under the credit agreement upon three or five business days’ prior notice, respectively, in each case without premium or penalty. The credit agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and marketable securities in our domestic accounts of at least $50.0 million at all times. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. The agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default, including rights to accelerate the loans, terminate the commitments and rights to realize upon the collateral securing the obligations under the credit agreement.

As of December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

Selected details of our applicable credit agreement as of and for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	As of December 31,
	2018	2017 (1)
Credit Agreements:
Credit facility remaining availability	$47,782	$89,930
Outstanding letters of credit (2)(3)	$2,218	$5,070
Availability of additional letters of credit (4)	$22,782	$54,930
Weighted average daily revolving credit borrowings for the year ended	$-	$-
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.30%	0.25%
Letter of credit fee rate	1.25%	0.75%

________________

(1)	Amounts listed as of and for the year ended December 31, 2017 relate to our previous credit agreement.
(2)	As of December 31, 2017, $5.1 million of restricted short-term investments provided collateral for our letters of credit.
(3)

As of December 31, 2018 and 2017, outstanding letters of credit not related to the credit agreements totaled $0.3 million and $0.8 million, respectively, which amounts are fully collateralized with restricted cash, which is in addition to the $5.1 million referenced in this Note 11 as of December 31, 2017.

(4)

The letters of credit sublimit of $25.0 million and $60.0 million as of December 31, 2018 and 2017, respectively, under the credit agreements is part of, not in addition to, the $50.0 million and $95.0 million aggregate commitments as of December 31, 2018 and 2017, respectively.

12. CONTINGENCIES

An accrual for estimated legal fees and settlements of $6.1 million and $8.7 million at December 31, 2018 and December 31, 2017, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Oregon Arbitrations. There are 319 active individual arbitration claims which were filed against Western Culinary Institute, Ltd. (“WCI”) from March through July 2018, all of which are being administered by the American Arbitration Association. These individual arbitrations involve students who attended WCI from approximately 2008 to 2010. Each arbitration seeks monetary damages and alleges that WCI made a variety of misrepresentations to the individual student filing the arbitration, relating generally to

WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. The institution is no longer in operation and closed in 2017.

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

Multi-State AGs. On January 3, 2019, the Company entered into agreements (the “AG Agreements”) with attorneys general from 48 states and the District of Columbia to bring closure to the previously disclosed multi-state inquiries ongoing since January 2014. The state of California is expected, per its own procedures, to enter into a stipulated judgment with the Company at a later date reflecting the terms of the AG Agreements. As part of the AG Agreements, the Company expressly denies any allegations of wrongdoing. In addition, the attorneys general have provided a release of potential claims that they may have brought. Under the terms of the AG Agreements, the Company has agreed to specific financial, operational and compliance commitments as more specifically described below:

Financial Commitments:

•	In connection with the AG Agreements, the Company recorded an aggregate pre-tax charge of $6.4 million in the fourth quarter of 2018, consisting of:
o

A $5.0 million payment to the collective group of attorneys general to cover expenses incurred during the course of their inquiry over the last five years (which the attorneys general will distribute as they elect).

o

The write-off of approximately $1.4 million of accounts receivable. Although the Company agreed to forgo efforts to collect on approximately $556 million of old accounts receivable that were incurred during the last 30 years by students at over 100 campuses who reside in participating states, all but approximately $1.4 million of these old accounts receivable were written-off in prior reporting periods over the last 30 years in the ordinary course of the Company’s operations. The agreement to forgo efforts to collect on these previously written-off receivables does not require any additional write-off expense to the Company’s financial statements.

•

Additionally, the Company agreed to work with a third-party administrator that will report annually on the Company’s compliance with various obligations the Company has committed to in the AG Agreements and to reimburse a total of $2.0 million of the administrator’s fees and expenses to be paid over the next three years.

Operational Commitments:

•

The Company will provide students with additional communication of important policies, academic program information and financial aid information during the enrollment process, including a single page program disclosure as well as disclosure of applicable refund policies.

•	The Company will provide newly enrolling students an online financial aid interactive tool that can assist them in understanding their financial commitments.
•

The Company will continue its current practice of offering a no cost orientation and/or an introductory course with materials designed to support new college students (if they have less than 24 college credits).

•

Undergraduate students will have the ability to withdraw with no monetary obligation up to seven days after their first class at on-campus schools and up to 21 days after the start of the term at online programs (if they have less than 24 online college credits).

Compliance Commitments:

•	The Company agreed to continue many of its existing compliance programs that it uses to monitor for accurate communication with prospective students.
•	The Company will continue its monitoring of third-party marketing vendors and agreed on a process to continue to hold them accountable for complying with the Company’s advertising guidelines.
•	The Company will continue to monitor and review conversations that its admissions and financial aid staff have with prospective students during the student recruitment process.
•	The Company will enhance current training to staff working with students regarding the additional information and tools that are part of the commitments in the Agreements.

•	The Company agreed to continue its compliance with applicable state laws in its interactions with students and prospective students.

Generally, the operational aspects agreed to as part of the AG Agreements are for a six-year period.

The Company entered into the AG Agreements with the attorneys general of all states except for New York and California. The state of California is expected, per its own procedures, to enter into a stipulated judgment with the Company at a later date reflecting the terms of the AG Agreements and as a result the amounts above include California. The Company had previously entered into an agreement with the attorney general of New York.

FTC. On August 20, 2015, the Company received a request for information pursuant to a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”). The request was made pursuant to a November 2013 resolution by the FTC directing an investigation to determine whether unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The information request requires the Company to provide documents and information regarding a broad spectrum of the business and practices of its subsidiaries and institutions for the time period of January 1, 2010 to the present. The Company continues to respond to supplemental requests for information, including a CID dated July 5, 2018 requesting specific information about telephone calls placed to prospective students from 2013 to the present. The FTC recently requested information regarding lead aggregators and our related compliance efforts. The Company is cooperating with the FTC, and is presently in discussions with the FTC’s staff regarding concerns and potential claims the staff may recommend for consideration by more senior representatives within the FTC. The Company agreed with the FTC to toll the statute of limitations from October 18, 2018 until such time as the tolling may be terminated with respect to any claims the FTC may have under the Federal Trade Commission Act or the Telemarketing and Consumer Fraud and Abuse Prevention Act.

The ultimate outcome of the FTC’s inquiry is uncertain. As a result of this inquiry or pursuant to any related action against us, the Company or certain of its institutions may be subject to claims of failure to comply with federal laws or regulations, required to pay significant financial penalties and/or required to curtail or modify their operations. Based on information available to us at present and the uncertain outcome of this inquiry, we cannot reasonably estimate a range of potential loss this inquiry might have on the Company.

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

13. INCOME TAXES

Pretax income from continuing operations for the years ended December 31, 2018 and 2017 was $74.4 million and $36.3 million, respectively, and pretax loss from continuing operations for the year ended December 31, 2016 was $31.4 million.

The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2018, 2017 and 2016 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Current provision
State and local	$524	$1,870	$704
Total current provision	524	1,870	704
Deferred provision (benefit)
Federal	16,144	67,936	(16,247)
State and local	1,893	(2,681)	(1,007)
Total deferred provision (benefit)	18,037	65,255	(17,254)
Total provision for (benefit from) income taxes	$18,561	$67,125	$(16,550)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	(35.0)%
State and local income taxes	3.1	2.3	(3.4)
Stock-based compensation	(1.4)	3.2	-
Valuation allowance	-	0.3	0.5
Legal settlement	1.4	-	-
Federal audit settlement	-	-	(6.7)
State audit settlement	0.1	(4.6)	-
Federal income tax rate change	-	145.3	-
Worthless stock	-	-	(11.9)
Tax credits	(0.2)	(0.7)	(0.4)
Other	1.0	4.4	4.1
Effective income tax rate	25.0%	185.2%	(52.8)%

The effective tax rate for the year ended December 31, 2018 includes a $1.0 million favorable adjustment, or 1.4% impact, associated with the tax effect of stock-based compensation, and a $1.1 million unfavorable adjustment, or 1.4% impact, related to the non-deductibility of the AG agreements. The 2018 effective tax rate also reflects the reduction in the U.S. corporate tax rate from 35% to 21% resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) that became effective in January 2018. Due to the enactment of TCJA, the effective tax rate for the year ended December 31, 2017 increased by 145.3% as a result of revaluing our net deferred tax assets and net state unrecognized tax positions to reflect the new tax rate for future periods. This revaluation increased tax expense by $52.7 million for the year ended December 31, 2017. The 2017 effective tax rate also includes a $1.7 million net benefit associated with the results of an Illinois income tax audit covering the years ended December 31, 2012 through December 31, 2014 and amended return filings, which decreased the effective tax rate by 4.6%. Additionally, for the year ended December 31, 2017, we recognized a $1.1 million unfavorable adjustment associated with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which increased the effective tax rate by 3.2%. The effective tax rate for the year ended December 31, 2016 included a $3.7 million net benefit for a worthless stock deduction, which decreased the effective tax rate by 11.9%. The 2016 effective tax rate also included a $2.1 million favorable tax adjustment related to the closure of a federal income tax audit covering the years ended December 31, 2013 through December 31, 2014, which decreased the effective tax rate by 6.7%.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2018, 2017 and 2016 is as follows (dollars in thousands):

	2018	2017	2016
Gross unrecognized tax benefits, beginning of the year	$8,564	$8,132	$7,737
Additions for tax positions of prior years	5	24	263
Additions for tax positions related to the current year	1,839	1,625	1,247
Reductions due to lapse of applicable statute of limitations	(1,399)	(1,217)	(1,115)
Subtotal	9,009	8,564	8,132
Interest and penalties	1,862	1,909	2,008
Total gross unrecognized tax benefits, end of the year	$10,871	$10,473	$10,140

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $8.6 million and $8.3 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $1.0 million and $8.0 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for (benefit from) income taxes on our consolidated statements of income (loss) and comprehensive income (loss). The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $1.9 million for each of the years ended December 31, 2018 and 2017. For the years ended December 31, 2018, 2017 and 2016, we recognized less than $0.1 million of benefit, less than $0.2 million of expense and less than $0.1 million of benefit, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

CEC and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2018, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2014. Due to the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.6 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Accrued occupancy	$2,871	$5,133
Deferred rent obligations	1,382	1,746
Foreign tax credits	32,998	32,998
Valuation allowance foreign tax credits	(32,998)	(32,998)
Compensation and employee benefits	7,038	8,520
Tax net operating loss carry forwards	66,319	71,911
Valuation allowance	(13,656)	(14,561)
Allowance for doubtful accounts	3,388	2,943
Covenant not-to-compete	2	3
Accrued settlements and legal	252	2,065
Deferred compensation	494	890
Accrued restructuring and severance	156	394
Equity method for investments	525	394
General business tax credits	1,292	1,192
Illinois edge credits	1,383	2,960
Valuation allowance edge credits	(1,383)	(2,960)
Depreciation and amortization	12,403	18,223
Other	331	491
Total deferred income tax assets	82,797	99,344
Deferred income tax liabilities:
Other	1,169	1,260
Total deferred income tax liabilities	1,169	1,260
Net deferred income tax assets	$81,628	$98,084

As of December 31, 2018, the Company has a gross deferred tax asset before valuation allowance of $382.8 million and a gross deferred tax liability of $4.9 million. As of December 31, 2017, the Company had a gross deferred tax asset before valuation allowance of $457.9 million and a gross deferred tax liability of $5.3 million.

As of December 31, 2018, we have federal Net Operating Loss (“NOL”) carry forwards of approximately $193.6 million, available to offset future taxable income, which do not begin expiring until 2034 and are fully expired in 2037. Additionally, we have $33.0 million of foreign tax credits which expire during 2022 and 2023, and we continue to maintain a full valuation allowance against the foreign tax credits deferred tax balance. We have state NOL carry forwards of approximately $437.1 million, which expire between 2019 and 2037. Of this amount, approximately $193.4 million relates to separate state NOL carryforwards and $38.8 million relates to combined state NOL carryforwards, which we anticipate will not be utilized due to the teach-out of the schools in the applicable combined filing jurisdictions. We also have Illinois edge credits of $1.8 million gross available to offset future Illinois state income tax, which expire in 2019. Valuation allowances have been established against the full amounts of the deferred tax balances for the separate state NOL, combined state NOL and the Illinois edge credits.

In assessing the continued need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized include whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback years, the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits and expected future taxable income. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance, or release all or a portion of the valuation allowance if it is more likely than not the deferred tax assets are expected to be realized. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

As of December 31, 2017, a valuation allowance of $50.5 million was maintained with respect to our foreign tax credits, state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of our deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against these items. As of December 31, 2018, the total valuation allowance attributable to our foreign tax credits, state net operating losses and Illinois edge credits is $48.0 million. The Company concluded it was not more likely than not for the deferred tax assets related to the foreign tax credits to be realized and maintained the valuation allowance with respect to these assets. The separate state NOLs can generally only be used by the originating entity and relate to entities that no longer maintain active schools. Since these entities are not expected to generate future operating income, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. Similarly, the Company determined a valuation allowance was needed with respect to the portion of the combined state net operating losses which will likely go unused due to the teach-out of the schools located in the applicable combined filing jurisdictions. The Illinois edge credits expire in 2019. Given the limited life of these credits and the need to first exhaust an available NOL carryforward, the valuation allowance pertaining to this item was also not released. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2018, there were approximately 2.1 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.8 million shares issuable upon exercise of outstanding options and (ii) 2.1 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2018. Additionally, as of December 31, 2018 under the previous Career Education Corporation 2008 Incentive Compensation Plan, there were approximately 2.0 million shares issuable upon exercise of outstanding options and 0.5 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan and effective May 24, 2016 all future awards will be made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of December 31, 2018, we estimate that compensation expense of approximately $10.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units and deferred stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash and cash-based performance unit awards and excludes any estimates of forfeitures. This amount generally does not include expense associated with performance-based restricted stock unit awards granted in the fourth quarter of 2018 as the Company does not currently believe it is probable that it will meet the performance targets.

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

Stock option activity during the years ended December 31, 2018, 2017 and 2016 under our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	2,657,723	$14.27
Granted	915,122	4.81
Exercised	(89,773)	4.17		$189
Forfeited	(120,964)	5.11
Cancelled	(276,220)	24.69
Outstanding as of December 31, 2016	3,085,888	$11.18
Granted	365,709	8.67
Exercised	(288,618)	8.18		$250
Forfeited	(75,426)	6.97
Cancelled	(219,500)	29.67
Outstanding as of December 31, 2017	2,868,053	$9.86
Granted	336,768	14.10
Exercised	(161,072)	8.46		$987
Forfeited	-	-
Cancelled	(225,316)	20.58
Outstanding as of December 31, 2018	2,818,433	$9.59	6.14 years	$12,275
Exercisable as of December 31, 2018	1,847,335	$10.13	5.16 years	$8,605

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2018:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$2.65	$4.07	326,324	$3.57	5.81	312,162	$3.54
$4.15	$4.15	250,732	$4.15	6.61	188,049	$4.15
$4.49	$4.49	683,104	$4.49	7.18	341,552	$4.49
$5.00	$6.51	346,012	$6.00	5.76	316,904	$6.01
$7.22	$8.30	324,832	$8.07	7.41	138,007	$7.76
$8.63	$13.80	377,061	$12.65	8.69	104,429	$9.65
$15.39	$22.13	312,712	$20.66	3.01	248,576	$22.02
$26.15	$26.15	36,144	$26.15	0.15	36,144	$26.15
$29.02	$29.02	41,512	$29.02	1.17	41,512	$29.02
$30.67	$30.67	120,000	$30.67	1.38	120,000	$30.67
		2,818,433	$9.59	6.14	1,847,335	$10.13

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock generally vest 25% per year over a four-year service period. Restricted stock units which are “performance-based” are subject to performance or market conditions that, even if the requisite service period is met, may reduce the number of units of restricted stock that vest at the end of the requisite service period or result in all units being forfeited. The performance-based restricted stock units generally vest three years after the grant date or vest 20% after the first year, 50% after the second and 30% after the third year.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2018, 2017 and 2016:

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015	757,871	$5.55
Granted	1,555,828	4.58
Vested (1)	(381,850)	5.98
Forfeited	(219,645)	5.06
Outstanding as of December 31, 2016	1,712,204	$4.63
Granted	289,392	8.49
Vested (1)	(422,284)	4.64
Forfeited	(125,489)	5.56
Outstanding as of December 31, 2017	1,453,823	$5.32
Granted	1,397,644	12.91
Vested	(709,132)	4.97
Forfeited	(124,858)	7.14
Outstanding as of December 31, 2018	2,017,477	$10.59

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

The following table summarizes information with respect to all deferred stock units during the years ended December 31, 2018, 2017 and 2016:

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2015 (1)	90,642	$4.43
Granted	-	-
Vested	(14,619)	4.39
Forfeited	-	-
Outstanding as of December 31, 2016 (1)	76,023	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2017 (1)	76,023	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2018 (1)	76,023	$4.44

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units for the years ended December 31, 2018, 2017 and 2016:

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2015	1,575,050
Granted	461,428
Vested	(610,680)
Forfeited	(233,720)
Outstanding as of December 31, 2016	1,192,078
Granted	-
Vested	(650,729)
Forfeited	(69,621)
Outstanding as of December 31, 2017	471,728
Granted	-
Vested	(214,192)
Forfeited	(44,742)
Outstanding as of December 31, 2018	212,794

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $2.2 million, $4.1 million and $5.6 million of expense for the years ended December 31, 2018, 2017 and 2016, respectively, for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2018	2017	2016
Stock options	$1,956	$1,585	$1,256
Restricted stock units settled in stock	3,641	3,366	1,960
Restricted stock units settled in cash	2,197	4,134	5,569
Total stock-based compensation expense	$7,794	$9,085	$8,785

Performance Unit Awards. Performance unit awards granted during 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of income (loss) and comprehensive income (loss) in the current period. We recorded $3.1 million, $5.3 million and $5.4 million of expense related to these awards for the years ended December 31, 2018, 2017 and 2016, respectively.

Share-Based Awards Assumptions

We recognize the value of share-based compensation as expense in our consolidated statements of income (loss) and comprehensive income (loss) during the vesting periods of the underlying share-based awards using the straight-line method. FASB ASC Topic 718 allows companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections.

The fair value of each stock option award granted during the years ended December 31, 2018, 2017 and 2016 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2018, 2017 and 2016, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Dividend yield	-	-	-
Risk-free interest rate	2.6%	1.9%	1.3%
Weighted average volatility	56.1%	64.2%	70.4%
Expected life (in years)	5.0	5.2	4.8
Weighted average grant date fair value per share of options granted	$7.09	$4.81	$2.75

Volatility is calculated based on the actual historical daily prices of our common stock based on the same time period of the expected term of the stock option award. During the year ended December 31, 2018, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 54.2% to 64.1%.

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

The weighted average number of common shares used to compute basic and diluted net income (loss) per share for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Year Ended December 31,
	2018	2017 (1)	2016 (1)
Basic common shares outstanding	69,598	68,949	68,373
Common stock equivalents	1,884	-	-
Diluted common shares outstanding	71,482	68,949	68,373
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

For the year ended December 31, 2018, certain unexercised stock options awards are excluded from our computation of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computation of diluted earnings per share were 0.8 million shares for the year ended December 31, 2018.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued less than 0.1 million shares for each of the years ended December 31, 2018, 2017 and 2016, pursuant to our employee stock purchase plan.

16. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2018, 2017 and 2016, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay and in the company’s matching contribution. During the years ended December 31, 2018, 2017 and 2016, we recorded expense under this plan of approximately $2.7 million, $2.8 million, and $2.9 million, respectively, net of any forfeited Company matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2018, 3.3 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2018, 2017 and 2016 in connection with the compensatory elements of our employee stock purchase plan was not significant.

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

☐

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats which combine campus-based and online education. As of December 31, 2018, students enrolled at CTU represented approximately 66% of our total enrollments. Approximately 93% of CTU’s enrollments are fully online.

☐

American InterContinental University (AIU) focuses on helping busy non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats which combine campus-based and online education. As of December 31, 2018, students enrolled at AIU represented approximately 34% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

☐

All Other Campuses includes those campuses which have completed their teach-out activities or have been sold subsequent to January 1, 2015. As a result of a change in accounting guidance, campuses which have closed or have been sold subsequent to January 1, 2015 no longer meet the criteria for discontinued operations and remain reported within continuing operations on our consolidated financial statements. Our All Other Campuses segment includes former campuses in the following two categories:

•

Our Le Cordon Bleu institutions in North America (“LCB”) which previously offered hands-on educational programs in the career-oriented disciplines of culinary arts and patisserie and baking. The Company completed the teach-out activities of all Le Cordon Bleu campuses during 2017.

•

Our non-LCB campuses which have completed their teach-out or those which have been closed or sold subsequent to January 1, 2015. These non-LCB campuses previously offered academic programs in career-oriented disciplines complemented by certain programs in business studies and information technology. During 2018, we completed the teach-out of all remaining non-LCB campuses.

Beginning in 2019, the Company will no longer report results for closed campuses separately as these campuses will no longer meet the definition of an operating segment under ASC Topic 280. Any remaining results of operations, which would primarily consist of occupancy expenses for any remaining properties, will be reported within Corporate and Other beginning January 1, 2019.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
For the Year Ended December 31, 2018 (1)
CTU	$375,770	$111,623	$5,310	$168	$76,713
AIU	204,920	8,176	3,582	201	59,133
Total University Group	580,690	119,799	8,892	369	135,846
Corporate and Other	-	(16,598)	369	6,363	330,132
Subtotal	580,690	103,201	9,261	6,732	465,978
All Other Campuses (2)	606	(31,903)	133	-	16,337
Discontinued Operations					178
Total	$581,296	$71,298	$9,394	$6,732	$482,493
For the Year Ended December 31, 2017 (1)
CTU	$371,325	$109,202	$2,047	$74	$72,988
AIU	198,251	8,401	1,752	79	51,832
Total University Group	569,576	117,603	3,799	153	124,820
Corporate and Other	-	(22,067)	6,527	6,179	291,211
Subtotal	569,576	95,536	10,326	6,332	416,031
All Other Campuses (3)	26,859	(61,400)	3,664	-	29,098
Discontinued Operations					1,967
Total	$596,435	$34,136	$13,990	$6,332	$447,096
For the Year Ended December 31, 2016 (1)
CTU	$369,319	$99,412	$2,157	$675
AIU (4)	193,032	(29,598)	1,687	406
Total University Group	562,351	69,814	3,844	1,081
Corporate and Other	-	(25,097)	7,320	2,512
Subtotal	562,351	44,717	11,164	3,593
All Other Campuses (5)	142,041	(77,061)	11,583	536
Discontinued Operations
Total	$704,392	$(32,344)	$22,747	$4,129

(1)

The statement of income (loss) and comprehensive income (loss) balances including revenue, operating income (loss), depreciation and amortization and capital expenditures are presented above on a continuing operations basis. Total assets are presented on a consolidated basis including continuing and discontinued operations.

For the year ended December 31, 2018, segment results included:

(2)      All Other Campuses: $14.6 million of charges related to significant legal settlements and $9.4 million of charges related to remaining lease obligations of vacated space.

For the year ended December 31, 2017, segment results included:

(3)	All Other Campuses: $6.5 million charge related to a significant legal settlement and $14.8 million of charges related to remaining lease obligations of vacated space.

For the year ended December 31, 2016, segment results included:

(4)	AIU: $32.0 million charge related to a significant legal settlement.
(5)	All Other Campuses: $31.0 million of charges related to remaining lease obligations of vacated space.

18. DISCONTINUED OPERATIONS

As of December 31, 2018, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we did not have any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2018, 2017, and 2016 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Total operating expenses	$1,089	$2,310	$6,586
Loss before income tax	$(1,089)	$(2,268)	$(6,586)
Benefit from income tax	(479)	(1,246)	(2,690)
Loss from discontinued operations, net of tax	$(610)	$(1,022)	$(3,896)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2018 and 2017 include the following (dollars in thousands):

	As of December 31,
	2018	2017
Assets:
Current assets:
Receivables, net	$-	$382
Total current assets	-	382
Non-current assets:
Deferred income tax assets, net	178	1,585
Total assets of discontinued operations	$178	$1,967
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$51	$185
Remaining lease obligations	485	5,516
Total current liabilities	536	5,701
Non-current liabilities:
Remaining lease obligations	-	785
Total liabilities of discontinued operations	$536	$6,486

Remaining Lease Obligations of Discontinued Operations

A number of the campuses that ceased operations prior to January 1, 2015 have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments (2)	Balance, End of Period
For the year ended December 31, 2018	$6,301	$(141)	$(5,675)	$485
For the year ended December 31, 2017	$14,474	$818	$(8,991)	$6,301
For the year ended December 31, 2016	$21,751	$4,090	$(11,367)	$14,474

___________________

(1)     Includes subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

(2)	See Note 8 “Leases” for the future minimum lease payments under operating leases for discontinued operations as of December 31, 2018.

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Summary financial information by quarter is as follows (dollars in thousands, except per share data):

	Quarter				Total
2018	First (2)	Second (3)	Third	Fourth (4)	Year
Revenue	$148,065	$142,036	$145,690	$145,505	$581,296
Operating income	20,529	11,303	19,283	20,183	$71,298
Net income	17,502	8,751	14,857	14,071	$55,181
Net income per share (1)
Basic	$0.25	$0.13	$0.21	$0.20	$0.79
Diluted	$0.25	$0.12	$0.21	$0.20	$0.77

	Quarter				Total
2017	First	Second	Third	Fourth (5)	Year
Revenue	$162,109	$146,222	$144,986	$143,118	$596,435
Operating income	9,781	9,104	4,539	10,712	$34,136
Net income (loss)	5,177	4,286	3,022	(44,382)	$(31,897)
Net income (loss) per share (1)
Basic	$0.08	$0.06	$0.04	$(0.64)	$(0.46)
Diluted	$0.07	$0.06	$0.04	$(0.64)	$(0.46)

(1)

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.

For the year ended December 31, 2018, quarterly results included:

(2)	First quarter of 2018 net income included a $3.5 million significant legal settlement.
(3)	Second quarter of 2018 net income included a $6.0 million significant legal settlement.
(4)	Fourth quarter of 2018 net income included a $5.0 million significant legal settlement.

For the year ended December 31, 2017, quarterly results included:

(5)

Fourth quarter of 2017 net loss included a $6.5 million significant legal settlement. Fourth quarter 2017 also includes $52.7 million of tax expense related to the impact of the Tax Cuts and Jobs Act which was enacted in the fourth quarter of 2017.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets (1):
For the year ended December 31, 2018	$50,519	$-	$(2,482)	$48,037
For the year ended December 31, 2017	$49,748	$2,146	$(1,375)	$50,519
For the year ended December 31, 2016	$47,545	$4,219	$(2,016)	$49,748
Valuation allowance for accounts receivable:
For the year ended December 31, 2018	$22,534	$32,042	$(29,740)	$24,836
For the year ended December 31, 2017	$23,142	$27,571	$(28,179)	$22,534
For the year ended December 31, 2016	$20,229	$32,049	$(29,136)	$23,142

(1)	Amounts include both continuing and discontinued operations gross deferred tax balances.