Form 10-Q
period 2019-03-31
CAREER EDUCATION CORP
filed 2019-05-08
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CECO	Nasdaq Global Select Market

Number of shares of registrant’s common stock, par value $0.01, outstanding as of May 3, 2019: 70,102,909

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$38,799	$32,394
Restricted cash	337	337
Short-term investments	200,768	196,428
Total cash and cash equivalents, restricted cash and short-term investments	239,904	229,159
Student receivables, net of allowance for doubtful accounts of $26,331 and $23,307 as of March 31, 2019 and December 31, 2018, respectively	29,840	28,751
Receivables, other, net	2,581	2,567
Prepaid expenses	8,381	7,771
Inventories	727	763
Other current assets	628	437
Assets of discontinued operations	120	-
Total current assets	282,181	269,448

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $192,613 and $198,052 as of March 31, 2019 and December 31, 2018, respectively	28,397	30,048
Right of use asset	43,389	-
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 as of both March 31, 2019 and December 31, 2018	7,900	7,900
Student receivables, net of allowance for doubtful accounts of $1,598 and $1,529 as of March 31, 2019 and December 31, 2018, respectively	975	942
Deferred income tax assets, net	74,850	81,628
Other assets	4,930	4,993
Assets of discontinued operations	178	178
TOTAL ASSETS	$530,156	$482,493
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$14,595	$-
Accounts payable	13,072	9,195
Accrued expenses:
Payroll and related benefits	17,449	24,530
Advertising and marketing costs	11,633	9,300
Income taxes	1,298	1,472
Other	10,277	19,668
Deferred revenue	24,289	32,351
Liabilities of discontinued operations	8	536
Total current liabilities	92,621	97,052

NON-CURRENT LIABILITIES:
Lease liability-operating	47,328	-
Deferred rent obligations	-	12,745
Other liabilities	9,885	17,493
Total non-current liabilities	57,213	30,238

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 85,658,822 and 85,173,686 shares issued, 70,102,909 and 69,772,910 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	857	852
Additional paid-in capital	629,768	628,295
Accumulated other comprehensive gain (loss)	49	(298)
Accumulated deficit	(27,120)	(52,946)
Treasury stock, at cost; 15,555,913 and 15,400,776 shares as of March 31, 2019 and December 31, 2018, respectively	(223,232)	(220,700)
Total stockholders' equity	380,322	355,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$530,156	$482,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME           (In thousands, except share and per share amounts)

	For the Quarter Ended March 31,
	2019	2018
REVENUE:
Tuition and fees	$157,228	$147,510
Other	625	555
Total revenue	157,853	148,065

OPERATING EXPENSES:
Educational services and facilities	26,327	26,946
General and administrative	99,322	98,008
Depreciation and amortization	2,233	2,582
Total operating expenses	127,882	127,536
Operating income	29,971	20,529

OTHER INCOME:
Interest income	1,440	634
Interest expense	(42)	(109)
Miscellaneous income	226	328
Total other income	1,624	853

PRETAX INCOME	31,595	21,382
Provision for income taxes	6,407	3,498
INCOME FROM CONTINUING OPERATIONS	25,188	17,884

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(397)	(382)

NET INCOME	24,791	17,502

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(52)	86
Unrealized gain (loss) on investments	399	(218)
Total other comprehensive income (loss)	347	(132)
COMPREHENSIVE INCOME	$25,138	$17,370

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.36	$0.26
Loss from discontinued operations	(0.01)	(0.01)
Net income per share	$0.35	$0.25

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.35	$0.25
Loss from discontinued operations	-	-
Net income per share	$0.35	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,837	69,216
Diluted	71,492	71,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, January 1, 2019	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	24,791	24,791
Foreign currency translation	-	-	-	-	-	(52)	-	(52)
Unrealized gain on investments	-	-	-	-	-	399	-	399
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Share-based compensation expense	-	-	-	-	1,369	-	-	1,369
Common stock issued	485	5	(155)	(2,532)	104	-	-	(2,423)
BALANCE, March 31, 2019	85,659	$857	(15,556)	$(223,232)	$629,768	$49	$(27,120)	$380,322

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
BALANCE, January 1, 2018	84,280	$843	(15,162)	$(217,355)	$621,008	$(164)	$(108,127)	$296,205
Net income	-	-	-	-	-	-	17,502	17,502
Foreign currency translation	-	-	-	-	-	86	-	86
Unrealized loss on investments	-	-	-	-	-	(218)	-	(218)
Share-based compensation expense	-	-	-	-	1,501	-	-	1,501
Common stock issued	708	7	(215)	(2,981)	869	-	-	(2,105)
BALANCE, March 31, 2018	84,988	$850	(15,377)	$(220,336)	$623,378	$(296)	$(90,625)	$312,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,791	$17,502
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	2,233	2,582
Bad debt expense	11,709	6,982
Compensation expense related to share-based awards	1,369	1,501
Deferred income taxes	6,778	3,704
Changes in operating assets and liabilities	(33,935)	(21,175)
Net cash provided by operating activities	12,945	11,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(138,700)	(50,799)
Sales of available-for-sale investments	135,062	49,257
Purchases of property and equipment	(479)	(1,360)
Net cash used in investing activities	(4,117)	(2,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	109	875
Payments of employee tax associated with stock compensation	(2,532)	(2,981)
Net cash used in financing activities	(2,423)	(2,106)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,405	6,088
CASH AND CASH EQUIVALENTS, beginning of the period	32,731	18,899
CASH AND CASH EQUIVALENTS, end of the period	$39,136	$24,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Career Education’s academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs. Our two regionally accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

A listing of our university locations and web links to these institutions can be found at www.careered.com.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

The unaudited condensed consolidated financial statements presented herein include the accounts of Career Education Corporation and our wholly-owned subsidiaries (collectively “CEC”). All intercompany transactions and balances have been eliminated.

         Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of a postsecondary education institution that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIU (collectively referred to as the “University Group”).

          As of January 1, 2019, campuses which were included in our former All Other Campuses segment have been fully taught out. As a result, during the first quarter of 2019, the Company combined the former All Other Campuses reporting segment with ‘Corporate and Other’ as part of continuing operations. Prior period segment amounts have been recast to reflect our reporting segments on a comparable basis.

          Effective January 1, 2019, we have implemented FASB ASC Topic 842 – Leases. This guidance supersedes all previously issued lease guidance. As a result of this change in accounting guidance, we updated our lease policies and disclosures. The guidance under Topic 842 impacts accounting for leases with the most significant impact primarily related to our accounting for real estate leases and real estate subleases. The guidance under Topic 842 significantly impacts our presentation of financial condition and disclosures, but did not have significant impact to our results of operations. We now have a material amount reported as a right of use asset and lease liability related to these leases reported on our unaudited condensed consolidated balance sheet. Prior period amounts have not been restated in accordance with ASC 842’s modified retrospective approach. See Note 7 “Leases” for more information.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2019

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period when the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. For all entities, ASU 2018-02 is effective for annual periods and interim periods beginning after December 15, 2018. We have evaluated and adopted this guidance effective January 1, 2019. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish transparency and comparability that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right of use asset at the lease inception date. For all public business entities, ASU 2016-02 is effective for annual periods and interim periods beginning after December 15, 2018. We completed the assessment of our evaluation of the new standard on our accounting policies and processes and adopted this guidance beginning 2019 using a modified retrospective approach without restating prior comparative periods. The most significant impact primarily relates to our accounting for real estate leases and real estate subleases. The adoption of this guidance significantly impacts the presentation of our financial condition and disclosures, but didn’t materially impact our results of operations. See Note 7 “Leases” for further information.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$187,935	$150	$(95)	$187,990
Treasury and federal agencies	12,816	4	(42)	12,778
Total short-term investments (available for sale)	$200,751	$154	$(137)	$200,768

	December 31, 2018
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$179,393	$35	$(337)	$179,091
Treasury and federal agencies	17,417	5	(85)	17,337
Total short-term investments (available for sale)	$196,810	$40	$(422)	$196,428

In the table above, unrealized holding gains (losses) as of March 31, 2019 relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

Our non-governmental debt securities primarily consist of commercial paper and certificates of deposit. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities. We do not intend to sell our investments in these securities prior to maturity and it is not likely that we will be required to sell these investments before recovery of the amortized cost basis.

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

As of March 31, 2019, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$10,000	$177,990	$-	$187,990
Treasury and federal agencies	-	12,778	-	12,778
Totals	$10,000	$190,768	$-	$200,768

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$20,000	$159,091	$-	$179,091
Treasury and federal agencies	-	17,337	-	17,337
Totals	$20,000	$176,428	$-	$196,428

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2019, our investment in an equity affiliate equated to a 30.7%, or $2.6 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

We recorded less than $0.1 million of gain during each of the quarters ended March 31, 2019 and 2018 related to our proportionate investment in CCKF within miscellaneous income on our unaudited condensed consolidated statements of income and comprehensive income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid to CCKF for the quarters ended March 31, 2019 and 2018 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2019	$348
For the quarter ended March 31, 2018	$376

Credit Agreement

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source (dollars in thousands):

	For the Quarter Ended March 31, 2019
	CTU	AIU	Corporate and Other (3)	Total
Tuition	$92,618	$58,230	$-	$150,848
Technology fees	3,449	2,378	-	5,827
Other miscellaneous fees(1)	424	129	-	553
Total tuition and fees	96,491	60,737	-	157,228
Other revenue(2)	566	42	17	625
Total revenue	$97,057	$60,779	$17	$157,853

	For the Quarter Ended March 31, 2018
	CTU	AIU	Corporate and Other (3)	Total
Tuition	$90,734	$51,131	$331	$142,196
Technology fees	2,874	1,840	-	4,714
Other miscellaneous fees(1)	500	100	-	600
Total tuition and fees	94,108	53,071	331	147,510
Other revenue(2)	499	50	6	555
Total revenue	$94,607	$53,121	$337	$148,065

__________________

(1)	Other miscellaneous fees include graduation fees and activity fees.
(2)	Other revenue primarily includes contract training revenue and bookstore and laptop sales.
(3)	Revenue recorded within Corporate and Other relates to closed campuses which are now reported within this category.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. Our institutions bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term, and recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

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

The amount of contract assets which are being offset with deferred revenue balances as of March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	As of
	March 31, 2019	December 31, 2018
Gross deferred revenue	$36,081	$51,694
Gross contract assets	(11,792)	(19,343)
Deferred revenue, net	$24,289	$32,351

Deferred Revenue

Changes in our deferred revenue balances for the quarters ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2019
	CTU	AIU	Corporate and Other (2)	Total
Gross deferred revenue, January 1, 2019	$24,250	$27,444	$-	$51,694
Revenue earned from balances existing as of January 1, 2019	(22,344)	(21,661)	-	(44,005)
Billings during period(1)	97,516	43,033	-	140,549
Revenue earned for new billings during the period	(74,147)	(39,076)	-	(113,223)
Other adjustments	626	440	-	1,066
Gross deferred revenue, March 31, 2019	$25,901	$10,180	$-	$36,081

	For the Quarter Ended March 31, 2018
	CTU	AIU	Corporate and Other (2)	Total
Gross deferred revenue, January 1, 2018	$23,933	$15,507	$104	$39,544
Revenue earned from balances existing as of January 1, 2018	(20,623)	(13,540)	(38)	(34,201)
Billings during period(1)	93,896	58,935	396	153,227
Revenue earned for new billings during the period	(73,485)	(39,531)	(293)	(113,309)
Other adjustments	304	44	(27)	321
Gross deferred revenue, March 31, 2018	$24,025	$21,415	$142	$45,582

______________

(1)	Billings during period includes adjustments for prior billings.
(2)	Revenue recorded within Corporate and Other relates to closed campuses which are now reported within this category.

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

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $1.1 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.2 million and $0.4 million of revenue for the quarters ended March 31, 2019 and March 31, 2018, respectively, for payments received from withdrawn students.

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

For the quarters ended March 31, 2019 and 2018, we received a majority of our institutions’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships which represents a substantial portion of our consolidated revenues and are all low risk of collectability.

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

Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for doubtful accounts. These factors include, but are not limited to: internal repayment history, repayment practices of previous extended payment programs, changes in the current economic, legislative or regulatory environments and the ability to complete the federal financial aid process with the students. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

Student Receivables Under Extended Payment Plans

To assist students in completing their educational programs, we previously provided extended payment plans to certain students. We discontinued providing extended payment plans to students during the first quarter of 2011.

As of March 31, 2019 and December 31, 2018, the amount of non-current student receivables under these plans along with payment plans that are longer than 12 months in duration, net of allowance for doubtful accounts, was $1.0 million and $0.9 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended March 31, 2019	$24,836	$11,722	$(8,629)	$27,929
For the quarter ended March 31, 2018	$22,534	$7,013	$(6,996)	$22,551

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $0.9 million and $1.3 million for the quarters ended March 31, 2019 and 2018, respectively.

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

7. LEASES

We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to ten years with one to four renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period, which are typically variable in nature.

We determine if a contract contains a lease when the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish a right of use (“ROU”) asset and a lease liability.

Contract components

A lease component is defined as an asset within the lease contract that a lessee can benefit from the use of and is not highly dependent or interrelated with other assets in the arrangement. A lease contract may contain multiple lease components. A non-lease component is defined as a component of the lease that transfers a good or service for the underlying asset, such as maintenance services. We have determined that all of our leases contain one lease component related to the building and land. We have determined that treating the land together with the building as one lease component would not result in a significant difference from accounting for them as separate lease components. Additionally, we have elected the practical expedient to include both the lease component and the non-lease component as a single component when accounting for each lease and calculating the resulting lease liability and ROU asset. Any remaining contract consideration, such as property taxes and insurance, that does not meet the definition of a lease component or non-lease component would be allocated to the single lease component based on our election.

Lease liability and ROU asset

The lease liability represents future lease payments for lease and non-lease components discounted for present value. Lease payments that may be included in the lease liability include fixed payments, variable lease payments that are based on an index or rate and payments for penalties for terminating the lease if the lessee is reasonably certain to utilize a termination option, among others. Certain of our leases contain rent escalation clauses that are specifically stated in the lease and these are included in the calculation of the lease liability. Variable lease payments for lease and non-lease components which are not based on an index or rate are excluded from the calculation of the lease liability and are recognized in the statement of income and comprehensive income during the period incurred.

The ROU asset consists of the amount of the initial measurement of the lease liability and adjusted for any lease incentives, including rent abatements and tenant improvement allowances, and any initial direct costs incurred by the lessee. The ROU asset is amortized over the remaining lease term on a straight-line basis and recorded within educational services and facilities on our unaudited condensed consolidated statements of income and comprehensive income.

Lease term

The lease term is determined by taking into account the initial period as stated in the lease contract and adjusted for any renewal options that the company is reasonably certain to exercise as well as any period of time that the lessee has control of the space before the stated initial term of the lease. If we determine that we are reasonably certain to exercise a termination option, the lease term is then adjusted to account for the expected termination date.

Quantitative lease information

Quantitative information related to leases is presented in the following table (dollars in thousands):

For the Quarter Ended March 31, 2019
Lease expenses (1)
Fixed lease expenses - operating (1)	$3,370
Variable lease expenses - operating (1)	2,386
Sublease income (1)	(1,108)
Total lease expenses (1)	4,648

Other information
Gross operating cash flows for operating leases (2)	$(10,100)
Operating cash flows from subleases (2)	1,250
Weighted average remaining lease term (in months) – operating leases	70
Weighted average discount rate – operating leases	5.4%

__________________

(1)

Lease expense and sublease income represent the amount recorded within our unaudited condensed consolidated statement of income and comprehensive income. Variable lease amounts represent expenses recognized as incurred which are not included in the lease liability. Fixed lease expenses and sublease income are recorded on a straight-line basis over the lease term and therefore are not necessarily representative of cash payments during the same period.

(2)	Cash flows are presented on a consolidated basis, including continuing and discontinued operations, and represent cash payments for fixed and variable lease costs.

Gross Lease Obligations

As of March 31, 2019, future minimum lease payments under operating leases which are included in lease liabilities on our condensed consolidated balance sheet for continuing operations are as follows (dollars in thousands):

Operating Leases Total

2019 (1)	$15,549
2020	17,605
2021	11,985
2022	8,652
2023 and thereafter	22,365
Total	$76,156
Less: imputed interest	14,233
Present value of future minimum lease payments	61,923
Less: current lease liabilities	14,595
Non-current lease liabilities	$47,328

__________________

  (1)  Amounts provided are for April 2019 through December 2019.

As of December 31, 2018, future minimum lease payments under operating leases for continuing and discontinued operations were as follows (dollars in thousands):

	Operating Leases
	Continuing Operations	Discontinued Operations	Total

2019 (1)	$21,076	$808	$21,884
2020	17,728	-	17,728
2021	12,070	-	12,070
2022	8,638	-	8,638
2023 and thereafter	22,298	-	22,298
Total	$81,810	$808	$82,618

__________________

(1)	Amounts include payments due associated with executed early terminations of real estate leases and represent payments for the full year 2019.

Subleases

For certain of our leased locations, primarily those related to our closed campuses, we have vacated the facility and have fully or partially subleased the space or are marketing the space for sublet. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have 14 subleases within 9 leased facilities with terms ranging from 2 to 6 years. We have recognized sublease income of $1.1 million for the quarter ended March 31, 2019 as on offset to lease expense on our unaudited condensed consolidated statement of income and comprehensive income.

As of March 31, 2019, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, is as follows (dollars in thousands):

Operating Subleases Total
2019 (1)	$2,615
2020	2,751
2021	1,075
2022	777
2023 and thereafter	330
Total	$7,548

_____________________

(1)	Amounts provided are for April 2019 through December 2019.

Significant Judgments and Assumptions

We utilize discount rates to determine the net present value of our gross lease obligations when calculating the lease liability and related ROU asset. In cases in which the rate implicit in the lease is readily determinable, we utilize that discount rate for purposes of the net present value calculation. In most cases, our lease agreements do not have a discount rate that is readily determinable and therefore we utilize an estimate of our incremental borrowing rate. Our incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Of our nine leases related to our ongoing operations which consist of administrative offices and university locations, we are not reasonably certain that we will extend or terminate any of those leases. For the 11 remaining leases that have been vacated related to our closed campuses, we are not reasonably certain to exercise any options to extend or terminate any leases.

Transition to ASC 842

Upon transition to ASC 842 as of January 1, 2019, the following beginning balances were restated within our condensed consolidated balance sheet (dollars in thousands):

	December 31, 2018	Impact of Modified Retrospective Adoption of ASC 842	January 1, 2019 Post ASC 842 Adoption

Prepaid expenses (1)	$7,771	$(1,502)	$6,269
Right of use asset	-	45,963	45,963
Deferred income tax assets, net	81,628	(325)	81,303
Assets of discontinued operations, non-current	178	57	235
Lease liability - operating, current	-	18,656	18,656
Other accrued expenses, current (1)	19,668	(5,950)	13,718
Liabilities of discontinued operations, current	536	57	593
Lease liability - operating, non-current	-	48,238	48,238
Deferred rent obligations (1)	12,745	(12,745)	-
Other liabilities, non-current (1)	17,493	(5,098)	12,395
Accumulated deficit (2)	(52,946)	1,035	(51,911)

__________________

(1)	Balances as of December 31, 2018 that related to prepaid rent, remaining lease obligations for vacated spaces and deferred rent obligations were offset with the ROU asset as of January 1, 2019.
(2)

Certain leases resulted in a negative ROU asset upon transition to ASC 842 related to vacated spaces that had liabilities previously established. Those leases that resulted in a negative ROU asset were recorded as an adjustment, net of tax, to accumulated deficit within stockholders equity on our condensed consolidated balance sheet as of January 1, 2019.

We elected to adopt the relief provisions under ASC 842. ASC 842 offers relief from implementing the transition provisions by permitting an entity to elect not to reassess:

•	whether any expired or existing contract is a lease or contains a lease,
•	the lease classification of any expired or existing leases, and
•	initial direct costs for any existing leases.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.7 million and $6.1 million at March 31, 2019 and December 31, 2018, respectively, is presented within current liabilities – other accrued expenses on our condensed consolidated balance sheets.

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

Oregon Arbitrations. There are approximately 315 active individual arbitration claims which were filed against Western Culinary Institute, Ltd. (“WCI”) from March through July 2018, all of which are being administered by the American Arbitration Association. These individual arbitrations involve students who attended WCI from approximately 2008 to 2010. Each arbitration seeks monetary damages and alleges that WCI made a variety of misrepresentations to the individual student filing the arbitration, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. We expect that approximately 60 of the individual arbitrations will be sent back to state court for further action. The institution is no longer in operation and closed in 2017.

Because of the early stages of these individual arbitrations and any related state court actions, the unique circumstances with respect to each individual student and the many questions of fact and law that have already arisen and that may arise in the future, the outcome of each of these individual actions is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because of the inherent difficulty in assessing damages, if any, with respect to each individual student and the number of individual students, if any, who might be entitled to recover damages. Accordingly, we have not recognized any liability associated with any of these actions.

Multi-State AGs. As previously disclosed, on January 3, 2019, the Company entered into agreements (the “AG Agreements”) with attorneys general from 48 states and the District of Columbia to bring closure to the multi-state inquiries ongoing since January 2014. The Company has not entered into an agreement with the attorney general of California and previously entered into an agreement with the attorney general of New York.

FTC. On August 20, 2015, the Company received a request for information pursuant to a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”). The CID was issued pursuant to a November 2013 resolution by the FTC directing an investigation to determine whether unnamed persons, partnerships, corporations, or others have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The CID required the Company to provide documents and information regarding a broad spectrum of the business and practices of its subsidiaries and institutions for the period of January 1, 2010 to the present. The Company continued to respond to supplemental requests for information from the FTC, including in response to a CID dated July 5, 2018, requesting specific information about telephone calls placed to prospective students from 2013 to the present. The FTC staff also requested information regarding third party lead aggregators and generators from which the Company received prospective student leads and the Company’s related compliance efforts. The Company has agreed to toll the statute of limitations from October 18, 2018 until such time as the tolling may be terminated with respect to any claims the FTC may have under the Federal Trade Commission Act or the Telemarketing and Consumer Fraud and Abuse Prevention Act (collectively, the “Acts”).

While the Company denies any wrongdoing, the Company is in discussions with the FTC staff to resolve concerns and potential claims the staff has recommended for consideration by the Commissioners of the FTC. To date, the Company and the FTC staff have been unable to reach an agreement on all of the terms of relief that the FTC staff might recommend be accepted by the FTC Commissioners to resolve their investigation. Forms of relief that have been discussed with the FTC staff, in addition to monetary relief, include certain operational and compliance changes by the Company with respect to lead aggregators and generators to support future compliance with the Acts. If negotiations are unsuccessful at the FTC staff or Commission level, the Company expects that the FTC Commissioners will decide whether to proceed with filing a complaint against the Company and its institutions seeking monetary, injunctive and other relief. If filed, the Company believes such a complaint would allege that the Company violated the Acts by, among other things: (i) being responsible for alleged misrepresentations made in the past to prospective students by three lead aggregators and/or generators from which the Company received prospective student leads, (ii) being responsible for telephone calls previously made by these three lead aggregators and/or generators and by the Company (where the consent received by the Company is alleged to be invalid due to alleged misrepresentations by these three lead aggregators and/or generators) to numbers listed on the National Do Not Call Registry in violation of the “Do Not Call” rules, and (iii) engaging in allegedly prohibited telemarketing acts through the pattern and volume of calls made in the past primarily to former students regarding re-enrolling to complete their degrees.

The ultimate outcome of the FTC’s inquiry is uncertain. As a result of this inquiry or pursuant to any related legal action against us, the Company or certain of its institutions may be subject to claims for monetary relief or for failure to comply with federal laws or regulations, required to pay significant sums in the form of equitable relief, penalties and/or required to curtail or modify their operations. Based on information available to us at present and the uncertain outcome of this inquiry, we cannot reasonably estimate a range of potential loss this inquiry might have on the Company.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended March 31,
	2019	2018
Pretax income	$31,595	$21,382
Provision for income taxes	$6,407	$3,498
Effective rate	20.3%	16.4%

As of December 31, 2018, a valuation allowance of $48.0 million was maintained with respect to our foreign tax credits, state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against these credits and state net operating losses as of March 31, 2019.

The effective tax rate for the quarters ended March 31, 2019 and 2018 was primarily impacted by excess tax benefits associated with stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete benefit items decreased the effective tax rate for the quarters ended March 31, 2019 and 2018 by 5.6% and 9.3%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.5 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2019 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2019, we had accrued $1.6 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

Accumulated Other Comprehensive Income

Effective January 1, 2019, the Company adopted ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). This new guidance provides the option to reclassify stranded tax effects within AOCI to retained earnings in each period when the effect of the change in the U.S. federal corporate income tax rate in the Tax Cut and Jobs Act is recorded. The Company evaluated and concluded the stranded tax effects were immaterial and elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of March 31, 2019, there were approximately 2.2 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.8 million shares issuable upon exercise of outstanding options and (ii) 1.9 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of March 31, 2019. Additionally, as of March 31, 2019 under the previous Career Education Corporation 2008 Incentive Compensation Plan, there were approximately 2.0 million shares issuable upon exercise of outstanding options and 0.2 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan and effective May 24, 2016 all future awards are being made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of March 31, 2019, we estimate that compensation expense of approximately $10.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options and restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash and cash-based performance unit awards and excludes any estimates of forfeitures. This amount generally does not include expense associated with performance-based restricted stock unit awards granted in the fourth quarter of 2018 as the Company does not currently believe it is probable that it will meet the performance goals.

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

Stock option activity during the quarter ended March 31, 2019 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	2,818	$9.59
Granted	-	-
Exercised	(5)	7.33
Cancelled	(44)	24.20
Outstanding as of March 31, 2019	2,769	$9.36
Exercisable as of March 31, 2019	2,137	$9.42

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock generally vest 25% per year over a four-year service period. Restricted stock units which are “performance-based” are subject to performance or market conditions that, even if the requisite service period is met, may reduce the number of units of restricted stock that vest at the end of the requisite service period or result in all units being forfeited. The performance-based restricted stock units generally vest three years after the grant date.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the quarter ended March 31, 2019 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	2,017	$10.59
Granted	-	-
Vested	(472)	6.18
Forfeited	(10)	11.78
Outstanding as of March 31, 2019	1,535	$11.94

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

The following table summarizes information with respect to all deferred stock units during the quarter ended March 31, 2019 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018 (1)	76	$4.44
Granted	-	-
Vested (2)	(3)	5.56
Forfeited	-	-
Outstanding as of March 31, 2019 (1)	73	$4.39

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.
(2)	Includes previously vested awards which were released during the current period.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the quarter ended March 31, 2019 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2018	213
Granted	-
Vested	(110)
Forfeited	-
Outstanding as of March 31, 2019	103

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $1.0 million and $1.1 million of expense for the quarters ended March 31, 2019 and March 31, 2018, respectively, for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters ended March 31, 2019 and 2018 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2019	2018
Stock options	$451	$424
Restricted stock units settled in stock	915	1,072
Restricted stock units settled in cash	991	1,068
Total stock-based compensation expense	$2,357	$2,564

Performance Unit Awards. Performance unit awards granted during 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending on December 31, 2019. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. We recorded $0.6 million and $0.7 million of expense related to performance unit awards for the quarters ended March 31, 2019 and March 31, 2018, respectively.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2019 and 2018 were as follows:

	For the Quarter Ended March 31,
	2019	2018
Basic common shares outstanding	69,837	69,216
Common stock equivalents	1,655	1,903
Diluted common shares outstanding	71,492	71,119

For the quarters ended March 31, 2019 and 2018, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.8 million shares for each of the quarters ended March 31, 2019 and 2018.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of a postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our strategic plan. As of March 31, 2019, our two segments are:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats which combine campus-based and online education. As of March 31, 2019, students enrolled at CTU represented approximately 65% of our total enrollments. Approximately 93% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats which combine campus-based and online education. As of March 31, 2019, students enrolled at AIU represented approximately 35% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,

	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
CTU	$97,057	61.5%	$94,607	63.9%	$29,691	$27,185
AIU	60,779	38.5%	53,121	35.9%	8,312	4,136
Total University Group	157,836	100.0%	147,728	99.8%	38,003	31,321
Corporate and Other (1)	17	NM	337	0.2%	(8,032)	(10,792)
Total	$157,853	100.0%	$148,065	100.0%	$29,971	$20,529

	Total Assets as of (2)
	March 31, 2019	December 31, 2018
CTU	$98,631	$76,713
AIU	67,500	59,133
Total University Group	166,131	135,846
Corporate and Other (1)	363,727	346,469
Discontinued Operations	298	178
Total	$530,156	$482,493

(1)	Corporate and Other includes results of operations for closed campuses.
(2)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

13. DISCONTINUED OPERATIONS

As of March 31, 2019, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal are classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2019	2018
Total operating expenses	$518	$498
Loss before income tax	$(518)	$(498)
Benefit from income tax	(121)	(116)
Loss from discontinued operations, net of tax	$(397)	$(382)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 include the following (dollars in thousands):

	March 31,	December 31,
	2019	2018
Assets:
Current assets:
Receivables, net	$120	$-
Total current assets	120	-
Non-current assets:
Deferred income tax assets, net	178	178
Total assets of discontinued operations	$298	$178
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$8	$51
Remaining lease obligations	-	485
Total current liabilities	8	536
Total liabilities of discontinued operations	$8	$536

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “should,” “will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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

•	the impact of recently issued “borrower defense to repayment” regulations and any modifications thereto;
•	rulemaking by ED or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions;
•	our ability to successfully defend litigation and other claims brought against us (including the inquiry by the U.S. Federal Trade Commission);
•	the success of our initiatives to improve student experiences, retention and academic outcomes;
•	the ability of our student admissions and advising centers to achieve anticipated operating performance;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

Readers are also directed to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and its subsequent filings with the Securities and Exchange Commission for information about other risks and uncertainties, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Form 10-K.

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

OVERVIEW

Our academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs which combine campus-based and online education. Our two regionally accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of a postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our strategic plan.

As of January 1, 2019, the Company no longer reports results for closed campuses separately as these campuses no longer meet the definition of an operating segment under ASC Topic 280. Any remaining results of operations, which primarily consists of occupancy expenses for remaining properties and legal fees, is reported within Corporate and Other. Prior period segment amounts have been recast to reflect our reporting segments on a comparable basis.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2019 Quarterly Reports on Form 10-Q.

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

2019 First Quarter Overview

2019 began with first quarter (“current quarter”) financial and operating metrics increasing as compared to the prior year quarter. Momentum within our operating processes, particularly within student-serving functions, remains encouraging and we are executing well against our objective of sustainable and responsible growth. Student retention, engagement and academic outcomes remain the primary focus across all of our operating and support teams and we believe we are well positioned, both from a competitive and operating standpoint, to serve and educate current and prospective non-traditional students.

For the first quarter of 2019, we experienced increases in new and total student enrollments at both of our universities, driven by consistent levels of prospective student interest within the industry and continued optimization of our onboarding and enrollment processes. As of March 31, 2019, total student enrollments increased 8.2% for the University Group driven by new student enrollment growth for the current quarter as compared to the prior year quarter. For the full year 2019, we expect new student enrollment growth of between 3% and 5% for the University Group.

The enrollment growth within both universities was benefitted by several factors including strong student interest within the industry, ongoing contributions from our Arizona and Illinois admissions and advising centers and, for AIU, the timing impact of the academic calendar redesign. The strong student interest we experienced during the current quarter was supported by our nurturing strategy, in which we employ both staff and technology to assist students as they consider an education at our universities. We have also continued to experience improved productivity and execution at our Arizona and Illinois support centers, primarily driven by increased tenure and more focused training within the organization. This improved execution and productivity has been augmented by advanced technology tools, reporting enhancements and our student support analytics tool which leverages predictive modeling and past student experiences to enable a more proactive approach to student engagement. Lastly, at AIU, the academic calendar redesign positively impacted new enrollments for the quarter due to approximately 60% more enrollment days during the quarter as compared to the prior year quarter.

New student enrollments within CTU increased 14.3% for the current quarter as compared to the prior year quarter, contributing to total student enrollments growth of 4.1% as of March 31, 2019. We believe this growth is attributable to the investments in our student-serving processes and initiatives and operational enhancements discussed above as well as the growth in corporate partnerships which continues to be a meaningful contributor to enrollment growth at CTU. We have a dedicated team which continues to foster relationships with organizations and co-develop strategic programs that align with our corporate partners’ education goals.

Total student enrollments for AIU increased by 16.5% as of March 31, 2019 as compared to March 31, 2018 and new student enrollments increased 124.7% for the current quarter as compared to the prior year quarter. New student enrollments were positively impacted by approximately 60% more enrollment days for the quarter which was a direct result of the academic calendar redesign. In addition to the quarterly impact of the academic calendar redesign, the improved execution and productivity discussed above as well as increased staffing at our Arizona and Illinois support centers along with improved tenure and execution of our graduation teams positively impacted AIU’s new student enrollment growth. The graduation teams, along with the academic teams at AIU, continue to optimize course sequencing and course content to create a learner centric model where there is focus on step-by-step learning versus assignment completion. We are seeing improved execution within our graduation team model based on session by session outcomes with shared accountability between admissions, advising and financial aid.

Technology continues to be a key differentiator and an enabler to promote learning for our students at both of our universities. Our faculty and student mobile apps are fully operational and are being increasingly used by the university teams as a communication tool for our students. Push notifications are used to encourage and highlight student achievements while the two-way messaging app is increasingly used for communication with students on a variety of academic related topics. Advising teams at CTU continue to refine and leverage the use of our student support analytics tool that enables more timely and proactive student outreach as well as providing faculty the ability to utilize data to predict when students need support or assistance based on what other students in their position have required. Finally, AIU began using artificial intelligence technology and analytics to help provide information to students with questions they may have throughout their student lifecycle, from inquiry and onboarding, to ongoing advising.

Lastly, during the first quarter of 2019, we entered into an agreement to acquire substantially all of the assets of Trident University International (“Trident”). Trident is a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Under the terms of the agreement, we have agreed to pay a cash purchase price in the range of $35 million to $44 million depending on Trident’s actual financial results measured in terms of its revenue and EBITDA during a 12-month period prior to closing. We will also reimburse the seller for certain employee related expenses, the amount of which will be finalized at closing. In addition, the parties have agreed to a working capital adjustment based on the final closing balance sheet and that $4 million of the purchase price will be set aside in an escrow account to secure indemnification obligations of the seller after closing. The purchase price is expected to be funded fully using the Company’s available cash balances. The acquisition of Trident is expected to be immediately accretive to the Company’s earnings after closing. The transaction is expected to close by the end of 2019, subject to necessary regulatory approvals and customary representations, warranties, covenants and closing conditions.

Financial Highlights

Revenue for the first quarter increased $9.8 million or 6.6% as compared to the prior year quarter, driven by revenue growth at both universities as a result of the positive enrollment trends discussed above. Operating income for the current quarter was $30.0 million as compared to operating income of $20.5 million for the prior year quarter, an improvement of 46.0%. This improvement was driven by the revenue growth at CTU and AIU and reduced operating losses at our closed campuses, partially offset with ongoing investments in technology and student-serving processes and initiatives and increased bad debt expense. Lastly, we reported cash provided by operations for the current quarter of $12.9 million as compared to cash provided by operations of $11.1 million in the prior year quarter. The current quarter cash provided by operations included payments of $5.0 million for agreements with mulitple attorneys general to resolve the multi-state inquiry.

Revenue within our CTU segment increased $2.5 million or 2.6% for the first quarter as compared to the prior year quarter driven by an increase in new and total student enrollments. Operating income for CTU increased $2.5 million or 9.2% for the current quarter as compared to the prior year quarter. We continued to experience operating efficiencies across various student processes which were partially offset with increased bad debt expense for the first quarter as compared to the prior year quarter.

Revenue within our AIU segment increased $7.7 million or 14.4% for the first quarter as compared to the prior year quarter driven by an increase in new and total student enrollments as well as approximately 4.6% more revenue-generating days for the first quarter. Operating income for AIU increased $4.2 million or 101.0% for the current quarter as compared to the prior year quarter. The increase in operating income was driven by the increase in revenue partially offset with an increase in bad debt expense for the first quarter as compared to the prior year quarter.

Within our Corporate and Other category, operating loss of $8.0 million improved by $2.8 million or 25.6% compared to the prior year quarter driven by the completion of our teach-out strategy in the prior year. With the closure of all of our teach-out campuses by the end of 2018, we began reporting the losses associated with the closed campuses within Corporate and Other in 2019. All prior period results have been recast to be comparable. During 2019, the residual losses associated with our closed campuses will primarily consist of residual occupancy expenses associated with remaining leases and legal expenses. Additionally, we recorded increased legal fees within Corporate and Other during the first quarter associated with the FTC and Oregon arbitrations matters, which are described in Note 8 “Contingencies” to our unaudited condensed consolidated financial statements.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $33.0 million for the first quarter as compared to $25.9 million in the prior year quarter with the improvement primarily driven by revenue at both universities and reductions in operating losses at our closed campuses.

Adjusted operating income and adjusted earnings per diluted share for the quarters ended March 31, 2019 and 2018 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL
	For the Quarter Ended March 31,
Adjusted Operating Income	2019	2018
Total Company
Operating income	$29,971	$20,529
Depreciation and amortization	2,233	2,582
Lease expenses for vacated space (1)	766	(751)
Significant legal settlements (2)	-	3,491
Adjusted Operating Income -- Total Company	$32,970	$25,851

Adjusted Earnings Per Diluted Share
Total Company
Reported Earnings Per Diluted Share	$0.35	$0.25
Pre-tax adjustments included in operating expenses:
Lease expenses for vacated space (1)	0.01	(0.01)
Significant legal settlements (2)	-	0.05
Total pre-tax adjustments	$0.01	$0.04
Tax effect of adjustments (3)	-	(0.01)
Total adjustments after tax	0.01	0.03
Adjusted Earnings Per Diluted Share -- Total Company	$0.36	$0.28

_________________

(1)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income.
(2)	Significant legal settlements relate to the Surrett matter which was settled during 2018.
(3)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate reflects federal and state taxable jurisdictions as well as the nature of the adjustments.

We have focused on building a strong balance sheet, while prudently investing in organic growth projects and have now also allocated capital to inorganic growth strategies, with the pending acquisition of Trident University which was announced during the first quarter. Our goal remains to deploy resources in the most effective and efficient manner that we believe will lead to increased shareholder value.

2019 began with strong momentum in key operating metrics and with a clear vision and strategy to serve and educate our students and provide them with the necessary support and tools as they work towards graduation. Between our two universities we believe we have a strong foundation to offer quality education while continuing to enhance overall student experiences, retention and academic outcomes and invest capital and resources that we believe will increase shareholder value.

2019 Outlook

We currently expect the following results, subject to the key assumptions identified below (see the GAAP to non-GAAP reconciliation for adjusted operating income and adjusted earnings per diluted share below):

Financial Outlook:

•	Full year 2019 – total company outlook remains unchanged from prior disclosure:
o	Revenue growth of approximately 3% to 4%
o	Operating income in the range of $102.0 million to $107.0 million
o	Adjusted operating income in the range of $114.0 million to $119.0 million
o	Earnings per diluted share in the range of $1.08 to $1.12
o	Adjusted earnings per diluted share in the range of $1.11 to $1.15
•	Second quarter 2019 – total company:
o	Operating income in the range of $27.0 million to $28.5 million
o	Adjusted operating income in the range of $30.0 million to $31.5 million
o	Earnings per diluted share in the range of $0.28 to $0.30
o	Adjusted earnings per diluted share in the range of $0.29 to $0.31

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending June 30,		For the Year Ending December 31,
	2019	2018	2019	2018
Total Company:
Operating income	$27M - $28.5M	$11.3M	$102M - $107M	$71.3M
Depreciation and amortization	~2.5	2.1	~9.0	9.4
Lease expenses for vacated space (1)	~0.5	4.4	~3.0	8.4
Severance and related costs, net of cancellations (2)	-	-	-	1.5
Significant legal settlements (3)	-	6.0	-	14.6
Adjusted Operating Income	$30M - $31.5M	$23.8M	$114M - $119M	$105.2M

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending June 30,		For the Year Ending December 31,
	2019	2018	2019	2018
Total Company:
Reported Earnings Per Diluted Share	$0.28 - $0.30	$0.12	$1.08 - $1.12	$0.77

Pre-tax adjustments included in operating expenses:
Lease expenses for vacated space (1)	~0.01	0.06	~0.04	0.12
Severance and related costs, net of cancellations (2)	-	-	-	0.02
Significant legal settlements (3)	-	0.08	-	0.21
Total pre-tax adjustments	~0.01	0.14	~0.04	0.35
Tax effect of adjustments (4)	-	(0.03)	~ (0.01)	(0.07)
Total adjustments after tax	~0.01	0.11	~$0.03	0.28
Adjusted Earnings Per Diluted Share	$0.29 - $0.31	$0.23	$1.11 - $1.15	$1.05

_______________________

(1)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income.
(2)

Severance and related costs, net of cancellations, include charges related to significant restructuring actions. These restructuring charges do not regularly occur and are not considered part of ongoing operating results.

(3)

Significant legal settlements include $6.0 million and $9.6 million for the second quarter ended June 30, 2018 and full year ended December 31, 2018, respectively, related to the Surrett matter. The year ended December 31, 2018 also included $5.0 million related to the agreements with multiple attorneys general to resolve the multi-state inquiry.

(4)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate reflects federal and state taxable jurisdictions as well as the nature of the adjustments. Additionally, $5.0 million of pre-tax adjustments for the year ended December 31, 2018 related to significant legal settlements which were not deductible for tax purposes and therefore do not include a tax effect.

University Group Outlook:

•	CTU:
o	New student enrollments for the full year 2019 are expected to show growth as compared to the prior year with second quarter new student enrollments expected to grow in the mid-single digits
•	AIU:
o

New student enrollments are expected to decline in the second quarter of 2019 as compared to the prior year quarter primarily driven by approximately 16% fewer enrollment days but we continue to expect new student enrollment growth for the full year 2019

•	University Group:
o	New student enrollments are expected to increase approximately 3% to 5% for the full year 2019 as compared to the prior year

Forward looking adjusted operating income and adjusted earnings per diluted share are presented in the reconciliation of GAAP to non-GAAP tables above. Operating income, which is the most directly comparable GAAP measure to adjusted operating income, may not follow the same trends stated in the outlook above because of adjustments made for certain significant and non-cash items such as lease expenses for vacated space offset with any sublease income as well as depreciation, amortization, asset impairment charges, significant restructuring charges and significant legal settlements. The revenue, operating income, adjusted operating income, earnings per share, adjusted earnings per share and enrollment outlook provided above for 2019 are based on the following key assumptions and factors, among others: (i) prospective student interest in the Company’s programs continues to trend in line with recent experiences, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends within the University Group, (iii) no material changes in the current legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” and gainful employment regulations and any modifications thereto, (iv) no significant impact from the inquiry by the U.S. Federal Trade Commission, the Oregon arbitrations or other ongoing legal or regulatory matters, including legal fees associated therewith, (v) no material changes in the estimated amount of compensation expense that could be impacted by changes in the Company’s stock price or the Company’s assessment of the probable outcome of performance conditions relating to performance-based compensation, and (vi) earnings per diluted share outlook assumes an effective income tax rate of

26.0% for the second quarter and 24.5% for the full year. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current and future circumstances and actions that may be undertaken, actual results could differ materially from these estimates. In addition, decisions we may make in the future as we continue to evaluate diverse strategies to enhance shareholder value may impact the outlook provided above. 2019 outlook excludes any impacts of the pending acquisition of Trident University.

Regulatory Updates

Borrower Defense to Repayment. On October 28, 2016, ED adopted new regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment” regulations. ED had delayed the effective date of these regulations while it conducted a new rulemaking process in 2018 intended to modify these regulations. After a legal challenge of ED’s delay, on September 12, 2018, a federal court in the District of Columbia issued a decision concluding that the delay was improper. ED responded to this ruling by indicating it would publish guidance to institutions on how they should implement the 2016 regulations, which it did in part on March 15, 2019. The guidance, among other things, requires that we notify ED of certain events that may impact the financial stability of an institution within prescribed time periods and also update our policies regarding arbitration with students. Our institutions updated their student arbitration practices and policies in October 2018 after the court ruling. Additionally, we regularly update ED with information concerning our institutions and believe we are in compliance with the required notifications. The guidance also indicates that further action and information is pending from ED regarding the new student loan repayment rate measure established in the 2016 regulations. We continue to monitor for updates from ED on the 2016 regulations, as well as the potential impact of the 2018 proposed regulations that have not yet been finalized and published by ED. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - Currently effective or modified ‘borrower defense to repayment’ regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us,” for more information about the 2016 borrower defense to repayment regulations and the 2018 proposed regulations as well as risks associated therewith.

Accreditation and Innovation Negotiated Rulemaking. On April 3, 2019, ED announced that it had concluded a negotiated rulemaking process that included regulatory updates on a wide range of topics designed to impact accreditation standards and innovation in higher education, including state authorization of distance learning. Because the negotiators reached a consensus on the set of rule changes, ED is required to adhere closely to the outcome of the negotiations when it publishes proposed regulations for public comment. Included in the changes are various updates to technical Title IV Program requirements that may provide additional flexibility for accreditors and institutions that should benefit students. Among the many topics negotiated were rules concerning the state authorization of distance learning as a condition of Title IV Program eligibility. State authorization of distance learning and related reciprocity agreements like the State Authorization Reciprocity Agreement (“SARA”) continues to be a complex issue with divergent viewpoints. A key definition in the rule being proposed would require that reciprocity agreements like SARA permit states to adopt and enforce their own laws which would defeat an important benefit of reciprocity. A few states and some advocacy groups have indicated a desire to adopt state rules that conflict with existing SARA requirements and its goal of eliminating a state by state patchwork of regulatory requirements that increases the cost and complexity of delivering distance education. We continue to monitor the development of these regulations and the potential impact on our institutions. If ED publishes final regulations by November 1, 2019, they would typically take effect on July 1, 2020. See Item 1, “Business—Accreditation and Jurisdictional Authorizations—State Authorization,” in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information about state authorization and SARA.

State Authorization of Distance Learning. Recent news reports indicate that, at an April 25, 2019 hearing, a federal court in California indicated it plans to rule against ED in a lawsuit that challenged ED’s two-year delay of 2016 regulations concerning state authorization requirements for distance learning programs. ED had delayed the effective date of the 2016 regulations, initially set to become effective in July 2018, until July 2020 while it conducted negotiated rulemaking to make modifications to the requirements. In addition to ensuring distance learning programs had state level authorizations, the 2016 regulations also included new disclosure obligations to current and prospective students, including whether programs had approvals (if necessary) for graduates to become licensed in each state where a student was residing, applicable procedures for making complaints, applicable state required refund policies, an institution’s method of meeting state authorization requirements and information concerning adverse state and accreditor actions. The court’s ruling is still pending and ED has not indicated how it intends to respond or whether it will appeal an adverse ruling. Because the 2016 regulations would be modified by the 2019 accreditation and innovation in higher education rulemaking discussed above, the potential impact of the court’s pending ruling and related effective date of the 2016 regulations is uncertain at this time.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2019 and 2018 (dollars in thousands):

	For the Quarter Ended March 31,
	2019	% of Total Revenue	2018	% of Total Revenue
TOTAL REVENUE	$157,853		$148,065
OPERATING EXPENSES
Educational services and facilities (1)	26,327	16.7%	26,946	18.2%
General and administrative: (2)
Advertising	32,705	20.7%	31,878	21.5%
Admissions	23,213	14.7%	24,006	16.2%
Administrative	31,682	20.1%	35,111	23.7%
Bad debt	11,722	7.4%	7,013	4.7%
Total general and administrative expense	99,322	62.9%	98,008	66.2%
Depreciation and amortization	2,233	1.4%	2,582	1.7%
OPERATING INCOME	29,971	19.0%	20,529	13.9%

PRETAX INCOME	31,595	20.0%	21,382	14.4%
PROVISION FOR INCOME TAXES	6,407	4.1%	3,498	2.4%
Effective tax rate	20.3%		16.4%

INCOME FROM CONTINUING OPERATIONS	25,188	16.0%	17,884	12.1%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(397)	-0.3%	(382)	-0.3%
NET INCOME	$24,791	15.7%	$17,502	11.8%

(1)

Educational services and facilities expense includes costs directly attributable to the educational activities of our institutions, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, such as rents on campus leases and certain costs of establishing and maintaining computer laboratories. Also included in educational services and facilities expense are costs of other goods and services provided by our campuses, including costs of textbooks and laptop computers.

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, bad debt expense and for the quarter ended March 31, 2018, occupancy of the corporate offices. Beginning January 1, 2019 all occupancy expenses are recorded within educational services and facilities.

Revenue

Current quarter revenue increased by 6.6% or $9.8 million as compared to the prior year quarter driven by an 8.2% increase in total student enrollments for the University Group. The current quarter increase was primarily driven by new and total student enrollment growth at both CTU and AIU as compared to the prior year quarter. CTU’s and AIU’s new and total student enrollments are discussed in the segment results of operations section below.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2019	% of Total Revenue	2018	% of Total Revenue
Educational services and facilities:
Academics & student related	$19,862	12.6%	$22,599	15.3%
Occupancy	6,465	4.1%	4,347	2.9%
Total educational services and facilities	$26,327	16.7%	$26,946	18.2%

The educational services and facilities expense for the current quarter improved slightly by 2.3% or $0.6 million as compared to the prior year quarter. The decrease was primarily driven by lower academics and student related costs which improved by 12.1% or $2.7 million, partially offset with a 48.7% or $2.1 million increase in occupancy expense. We have begun recording occupancy expenses for the corporate offices within educational services and facilities beginning in 2019. Previously, these expenses were recorded within administrative expenses. The amount of occupancy expenses for corporate offices that was recorded within general and administrative expense during the prior year quarter was $1.7 million. Excluding this, occupancy expenses increased $0.4 million as compared to the prior year quarter. Educational services and facilities expense as a percent of revenue improved by 1.5% primarily driven by the increase in total revenue.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2019	% of Total Revenue	2018	% of Total Revenue
General and administrative:
Advertising	$32,705	20.7%	$31,878	21.5%
Admissions	23,213	14.7%	24,006	16.2%
Administrative	31,682	20.1%	35,111	23.7%
Bad debt	11,722	7.4%	7,013	4.7%
Total general and administrative expense	$99,322	62.9%	$98,008	66.2%

General and administrative expense increased by 1.3% or $1.3 million for the current quarter as compared to the prior year quarter, driven by an increase in bad debt expense which was only partially offset with decreases in administrative and admissions expenses. Administrative expense was lower as compared to the prior year quarter due to legal settlements recorded for closed campuses related to the Surrett matter in the prior year quarter as well as the $1.7 million of occupancy expenses related to the corporate office discussed above which was previously recorded within administrative expenses. Admissions expense decreased by 3.3% or $0.8 million primarily due to reductions in non student-serving admissions administration staffing partially offset with investments in the admissions and advising centers in Arizona and Illinois. The decreases in administrative and admissions expenses were partially offset with an increase in advertising expense for both CTU and AIU in support of our growth initiatives for prospective student inquiries.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2019	% of Segment Revenue	2018	% of Segment Revenue
Bad debt expense:
CTU	$6,197	6.4%	$4,488	4.7%
AIU	5,603	9.2%	2,543	4.8%
Total University Group	11,800	7.5%	7,031	4.8%
Corporate and Other	(78)	NM	(18)	NM
Total bad debt expense	$11,722	7.4%	$7,013	4.7%

          Bad debt expense increased by 67.1% or $4.7 million for the current quarter as compared to the prior year quarter. The increased bad debt expense within both CTU and AIU for the current quarter was primarily driven by an increase in accounts receivable balances and an increase in reserve rates due to recent performance within each segment along with increases in accounts receivable write-offs as compared to the prior year quarter within AIU. The Company continues to focus on implementing improvements to processes related to collection efforts and completion of financial aid packages for students.

Operating Income

Operating income improved by 46.0% or $9.4 million for the current quarter as compared to the prior year quarter driven by an increase in revenue of $9.8 million as well as reduced operating losses within Corporate and Other, which include losses relating to closed campuses. Operating income generated within CTU and AIU was primarily driven by continued improvements in operating efficiencies which increased operating margins within CTU and AIU partially offset with ongoing investments in technology and student-serving processes and initiatives and increased bad debt expense. Additionally, the prior year operating income was negatively impacted by $3.5 million of legal settlements related to the Surrett matter.

Provision for Income Taxes

For the quarter ended March 31, 2019, we recorded a provision for income taxes of $6.4 million or 20.3% as compared to a provision for income taxes of $3.5 million or 16.4% for the prior year quarter. The effective tax rates for the quarters ended March 31, 2019 and 2018 were primarily impacted by excess tax benefits associated with stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarters ended March 31, 2019 and 2018 by 5.6% and 9.3%, respectively. For the full year 2019, we expect our effective tax rate to be between 24% and 25%. As of December 31, 2018, we had $193.6 million of federal net operating loss carry forwards which will be partially used in 2019 to offset federal taxable income.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2019	2018	% Change	2019	2018	% Change	2019	2018
REVENUE:
CTU	$97,057	$94,607	2.6%	$29,691	$27,185	9.2%	30.6%	28.7%
AIU	60,779	53,121	14.4%	8,312	4,136	101.0%	13.7%	7.8%
Total University Group	157,836	147,728	6.8%	38,003	31,321	21.3%	24.1%	21.2%
Corporate and other (1)	-	-	NM	(5,220)	(4,542)	-14.9%	NM	NM
Closed campuses	17	337	NM	(2,812)	(6,250)	55.0%	NM	NM
Total Corporate and Other	17	337	NM	(8,032)	(10,792)	25.6%	NM	NM
Total	$157,853	$148,065	6.6%	$29,971	$20,529	46.0%	19.0%	13.9%

_____________________

(1)	This category includes amounts that were historically reported within Corporate and Other prior to the segment change which occurred during the first quarter of 2019.

	NEW STUDENT ENROLLMENTS			TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended March 31,			As of March 31,
	2019	2018	% Change	2019	2018	% Change
CTU	6,010	5,260	14.3%	23,100	22,200	4.1%
AIU	5,370	2,390	124.7%	12,700	10,900	16.5%
Total University Group	11,380	7,650	48.8%	35,800	33,100	8.2%

CTU. Current quarter revenue increased by 2.6% or $2.5 million driven by increased new and total student enrollments as compared to the prior year quarter. CTU’s new and total student enrollments were positively impacted by initiatives and investments in student-serving functions, including the admissions and advising centers in Arizona and Illinois, and supported by consistent levels of student interest. Also contributing to the increase in student enrollments was the continued growth within the corporate partnership program.

Current quarter operating income for CTU increased by 9.2% or $2.5 million driven by the increase in revenue for the quarter. Operating margins improved by 1.9% as compared to the prior year quarter as a result of improvement in operating efficiencies partially offset with increased bad debt expense and ongoing investments in student-serving functions during the current quarter.

AIU. Current quarter revenue increased by 14.4% or $7.7 million driven by increased new and total student enrollments as compared to the prior year quarter as well as approximately 4.6% more revenue-generating days for the first quarter. AIU’s new student enrollments were positively impacted by approximately 60% more enrollment days during the first quarter as compared to the prior year quarter as a result of the academic calendar redesign. Enrollment days attributable to any given quarter are the available days during the quarter during which a prospective student can apply to start school during that quarter. AIU’s new and total student enrollments were also positively impacted by consistent levels of student interest and initiatives and investments discussed above for CTU which were similar for AIU.

Current quarter operating income for AIU increased by 101.0% or $4.2 million for the current quarter and operating margins improved by 5.9% as compared to the prior year quarter. The improvement in operating income was driven by the increase in revenue partially offset with an increase in bad debt expense.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter improved by $2.8 million or 25.6% as compared to the prior year quarter primarily driven by a reduction in operating losses of $3.4 million associated with our closed campuses as compared to the prior year. Excluding expenses associated with closed campuses, Corporate and Other expenses increased by $0.7 million primarily driven by increased legal fees resulting from the FTC and Oregon arbitrations matters discussed further in Note 8 “Contingencies” to our unaudited condensed consolidated financial statements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2019, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $239.9 million. Restricted cash as of March 31, 2019 was approximately $0.3 million and includes restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. The recent losses from our closed campuses and associated lease payments for vacated spaces have driven a net cash usage in recent years. However, as we completed the closure of all our teach-out campuses during 2018, our cash usage began to moderate and we generated cash in 2018 and we expect to continue to do so in 2019. The expectation is based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

During the first quarter of 2019, we entered into an agreement to acquire substantially all of the assets of Trident University International (“Trident”). Trident is a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Under the terms of the agreement, we have agreed to pay a cash purchase price in the range of $35 million to $44 million depending on Trident’s actual financial results measured in terms of its revenue and EBITDA during a 12-month period prior to closing. We will also reimburse the seller for certain employee related expenses, the amount of which will be finalized at closing. In addition, the parties have agreed to a working capital adjustment based on the final closing balance sheet and that $4 million of the purchase price will be set aside in an escrow account to secure indemnification obligations of the seller after closing. The purchase price is expected to be funded fully using the Company’s available cash balances. The acquisition of Trident is expected to be immediately accretive to the Company’s earnings after closing. The transaction is expected to close by the end of 2019, subject to necessary regulatory approvals and customary representations, warranties, covenants and closing conditions.

The discussion above reflects management’s expectations regarding liquidity; however, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 8 “Contingencies” to our unaudited condensed consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to ED, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2019 and 2018, net cash flows provided by operating activities totaled $12.9 million and $11.1 million, respectively. The improvement in cash flow from operations as compared to the prior year quarter is primarily driven by improved operating performance within CTU and AIU and reduction of losses at our teach-out campuses. The current quarter cash flows provided by operating activities were also negatively impacted by payments of $5.0 million related to the agreements with multiple attorneys general to resolve the multi-state inquiry.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For each of the quarters ended March 31, 2019 and 2018, approximately 79% of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

For further discussion of Title IV Program funding and alternative funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2019 and 2018, net cash flows used in investing activities totaled $4.1 million and $2.9 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $3.6 million and $1.5 million for the quarters ended March 31, 2019 and 2018, respectively.

Capital Expenditures. Capital expenditures decreased to $0.5 million for the quarter ended March 31, 2019 as compared to $1.4 million for the quarter ended March 31, 2018. Capital expenditures represented less than 1.0% of total revenue for each of the quarters ended March 31, 2019 and 2018. For the full year 2019, we expect capital expenditures to be approximately 1% to 2% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2019 and 2018, net cash flows used in financing activities totaled $2.4 million and $2.1 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.5 million for the quarter ended March 31, 2019 and $3.0 million for the quarter ended March 31, 2018.

Credit Agreement. On December 27, 2018, we entered into a $50.0 million credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The revolving credit facility under the credit agreement is scheduled to mature on January 20, 2022. Amounts borrowed under the credit agreement are required to be 100% secured with cash and marketable securities with the bank. The credit agreement, which includes certain financial covenants, requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. As of March 31, 2019, we had no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the credit agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2018 to March 31, 2019 were as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$239,904	$229,159	5%
NON-CURRENT ASSETS:
Right of use asset	43,389	-	NM
Deferred income tax assets, net	74,850	81,628	-8%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	14,595	-	NM
Accrued expenses - payroll and related benefits	17,449	24,530	-29%
Accrued expenses - other	10,277	19,668	-48%
NON-CURRENT LIABILITIES:
Lease liability-operating	47,328	-	NM
Deferred rent obligations	-	12,745	NM
Other non-current liabilities	9,885	17,493	-43%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in total revenue and improved operating performance within CTU and AIU during the current quarter partially offset with cash outflows related to the attorney general legal settlement payments and annual long-term incentive payments as well as timing of Title IV Program funding.

Right of use asset: The increase is due to a change in accounting for lease assets under ASC Topic 842.

Deferred income tax assets, net: The decrease is driven by the usage of deferred tax assets associated with the offset of income taxes payable.

Lease liability-operating, current: The increase is due to a change in accounting for lease liabilities under ASC Topic 842.

Accrued expenses - payroll and related benefits: The decrease is driven primarily by the payments during the first quarter of 2019 of incentive compensation items.

         Accrued expenses – other: The decrease is driven by $6.0 million of unused space charges offset against the right of use asset upon adoption of ASC Topic 842.

Lease liability-operating, non-current: The increase is due to a change in accounting for lease liabilities under ASC Topic 842.

Deferred rent: The decrease is driven by the offset of deferred rent liabilities against the right of use asset upon adoption of ASC Topic 842.

          Other non-current liabilities: The decrease is driven by $5.1 million of unused space charges offset against the right of use asset upon adoption of ASC Topic 842.

Contractual Obligations

As of March 31, 2019, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2019 (5)	2020	2021	2022	2023 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$9,976	$12,389	$10,339	$8,652	$22,365	$63,721
Teach-out campuses and discontinued operations (3)	5,573	5,216	1,646	-	-	12,435
Total gross operating lease obligations	$15,549	$17,605	$11,985	$8,652	$22,365	$76,156

Sublease income (4)
Ongoing operations (2)	$680	$846	$758	$777	$330	$3,391
Teach-out campuses and discontinued operations (3)	1,935	1,905	317	-	-	4,157
Total sublease income	$2,615	$2,751	$1,075	$777	$330	$7,548

Net operating lease obligations
Ongoing operations (2)	$9,296	$11,543	$9,581	$7,875	$22,035	$60,330
Teach-out campuses and discontinued operations (3)	3,638	3,311	1,329	-	-	8,278
Total net contractual lease obligations	$12,934	$14,854	$10,910	$7,875	$22,035	$68,608

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include CTU, AIU and Corporate.
(3)	Amounts relate to closed campuses and discontinued operations.
(4)	Amounts provided are for executed sublease arrangements.
(5)	Amounts provided are for April 2019 through December 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk. We had no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available for sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we utilize asset managers who conduct initial and ongoing credit analysis on our investment portfolio and ensure that all investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline in this time of economic uncertainty.

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2019, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. As of March 31, 2019, we had no outstanding borrowings under this facility.

During the first quarter of 2019 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of March 31, 2019 and December 31, 2018. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings or to foreign currency fluctuations is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

           In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 20, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2018				$183,296,772
January 1, 2019—January 31, 2019	-	$-	-	183,296,772
February 1, 2019—February 28, 2019	-	-	-	183,296,772
March 1, 2019—March 31, 2019	155,137	16.32	-	183,296,772
Total	155,137		-

(1)

Includes 118,333 and 36,804 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)

As of March 31, 2019, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

2.1	Asset Purchase Agreement dated March 8, 2019 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Career Education Corporation	Exhibit 2.1 to our Form 8-K filed on March 12, 2019

+*10.1	2019 Annual Incentive Award Program pursuant to the Career Education Corporation 2016 Incentive Compensation Plan

+10.2	Agreement with the Attorney General of Iowa effective January 2, 2019, including schedule of substantially identical agreements with the attorneys general of other states

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the SEC on May 8, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018, (iii) the Unaudited Condensed Consolidated Statements of Stocholders' Equity for the three months ended March 31, 2019 and March 31, 2018, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

___
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 8, 2019	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)