Form 10-Q
period 2019-06-30
CAREER EDUCATION CORP
filed 2019-08-07
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CECO	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of August 2, 2019: 70,110,543

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$51,104	$32,394
Restricted cash	337	337
Short-term investments	228,795	196,428
Total cash and cash equivalents, restricted cash and short-term investments	280,236	229,159
Student receivables, net of allowance for doubtful accounts of $30,173 and $23,307 as of June 30, 2019 and December 31, 2018, respectively	27,870	28,751
Receivables, other, net	2,677	2,567
Prepaid expenses	9,013	7,771
Inventories	660	763
Other current assets	364	437
Assets of discontinued operations	120	-
Total current assets	320,940	269,448

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $194,787 and $198,052 as of June 30, 2019 and December 31, 2018, respectively	27,507	30,048
Right of use asset	40,049	-
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 as of both June 30, 2019 and December 31, 2018	7,900	7,900
Student receivables, net of allowance for doubtful accounts of $557 and $1,529 as of June 30, 2019 and December 31, 2018, respectively	503	942
Deferred income tax assets, net	72,415	81,628
Other assets	4,951	4,993
Assets of discontinued operations	178	178
TOTAL ASSETS	$561,799	$482,493
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$13,390	$-
Accounts payable	12,382	9,195
Accrued expenses:
Payroll and related benefits	22,270	24,530
Advertising and marketing costs	11,142	9,300
Income taxes	1,135	1,472
Other	39,496	19,668
Deferred revenue	28,664	32,351
Liabilities of discontinued operations	3	536
Total current liabilities	128,482	97,052

NON-CURRENT LIABILITIES:
Lease liability-operating	42,215	-
Deferred rent obligations	-	12,745
Other liabilities	9,854	17,493
Total non-current liabilities	52,069	30,238

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 85,668,036 and 85,173,686 shares issued, 70,110,543 and 69,772,910 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	857	852
Additional paid-in capital	630,878	628,295
Accumulated other comprehensive gain (loss)	455	(298)
Accumulated deficit	(27,679)	(52,946)
Treasury stock, at cost; 15,557,493 and 15,400,776 shares as of June 30, 2019 and December 31, 2018, respectively	(223,263)	(220,700)
Total stockholders' equity	381,248	355,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$561,799	$482,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME           (In thousands, except per share amounts)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2019	2018	2019	2018
REVENUE:
Tuition and fees	$155,779	$141,344	$313,007	$288,854
Other	662	692	1,287	1,247
Total revenue	156,441	142,036	314,294	290,101

OPERATING EXPENSES:
Educational services and facilities	25,350	30,290	51,677	57,236
General and administrative	128,672	98,340	227,994	196,348
Depreciation and amortization	2,235	2,103	4,468	4,685
Total operating expenses	156,257	130,733	284,139	258,269
Operating income	184	11,303	30,155	31,832

OTHER INCOME:
Interest income	1,592	742	3,032	1,376
Interest expense	(40)	(106)	(82)	(215)
Miscellaneous income (expense)	45	(135)	271	193
Total other income	1,597	501	3,221	1,354

PRETAX INCOME	1,781	11,804	33,376	33,186
Provision for income taxes	2,302	2,940	8,709	6,438
(LOSS) INCOME FROM CONTINUING OPERATIONS	(521)	8,864	24,667	26,748

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(38)	(113)	(435)	(495)

NET (LOSS) INCOME	(559)	8,751	24,232	26,253

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	35	(168)	(17)	(82)
Unrealized gain (loss) on investments	371	108	770	(110)
Total other comprehensive income (loss)	406	(60)	753	(192)
COMPREHENSIVE (LOSS) INCOME	$(153)	$8,691	$24,985	$26,061

NET (LOSS) INCOME PER SHARE - BASIC:
(Loss) income from continuing operations	$(0.01)	$0.13	$0.35	$0.39
Loss from discontinued operations	-	-	-	(0.01)
Net (loss) income per share	$(0.01)	$0.13	$0.35	$0.38

NET (LOSS) INCOME PER SHARE - DILUTED:
(Loss) income from continuing operations	$(0.01)	$0.12	$0.34	$0.38
Loss from discontinued operations	-	-	-	(0.01)
Net (loss) income per share	$(0.01)	$0.12	$0.34	$0.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,105	69,668	69,972	69,443
Diluted	70,105	71,562	71,782	71,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, April 1, 2019	85,659	$857	(15,556)	$(223,232)	$629,768	$49	$(27,120)	$380,322
Net loss	-	-	-	-	-	-	(559)	(559)
Foreign currency translation	-	-	-	-	-	35	-	35
Unrealized gain on investments	-	-	-	-	-	371	-	371
Share-based compensation expense	-	-	-	-	1,037	-	-	1,037
Common stock issued	9	-	(2)	(31)	73	-	-	42
BALANCE, June 30, 2019	85,668	$857	(15,558)	$(223,263)	$630,878	$455	$(27,679)	$381,248

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, April 1, 2018	84,988	$850	(15,377)	$(220,336)	$623,378	$(296)	$(90,625)	$312,971
Net income	-	-	-	-	-	-	8,751	8,751
Foreign currency translation	-	-	-	-	-	(168)	-	(168)
Unrealized gain on investments	-	-	-	-	-	108	-	108
Share-based compensation expense	-	-	-	-	1,198	-	-	1,198
Common stock issued	127	1	(15)	(237)	293	-	-	57
BALANCE, June 30, 2018	85,115	$851	(15,392)	$(220,573)	$624,869	$(356)	$(81,874)	$322,917

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, January 1, 2019	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	24,232	24,232
Foreign currency translation	-	-	-	-	-	(17)	-	(17)
Unrealized gain on investments	-	-	-	-	-	770	-	770
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Share-based compensation expense	-	-	-	-	2,406	-	-	2,406
Common stock issued	494	5	(157)	(2,563)	177	-	-	(2,381)
BALANCE, June 30, 2019	85,668	$857	(15,558)	$(223,263)	$630,878	$455	$(27,679)	$381,248

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, January 1, 2018	84,280	$843	(15,162)	$(217,355)	$621,008	$(164)	$(108,127)	$296,205
Net income	-	-	-	-	-	-	26,253	26,253
Foreign currency translation	-	-	-	-	-	(82)	-	(82)
Unrealized loss on investments	-	-	-	-	-	(110)	-	(110)
Share-based compensation expense	-	-	-	-	2,699	-	-	2,699
Common stock issued	835	8	(230)	(3,218)	1,162	-	-	(2,048)
BALANCE, June 30, 2018	85,115	$851	(15,392)	$(220,573)	$624,869	$(356)	$(81,874)	$322,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,232	$26,253
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	4,468	4,685
Bad debt expense	23,141	13,679
Compensation expense related to share-based awards	2,406	2,698
Deferred income taxes	9,213	6,641
Changes in operating assets and liabilities	(10,046)	(39,202)
Net cash provided by operating activities	53,414	14,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(296,666)	(101,043)
Sales of available-for-sale investments	265,743	106,139
Purchases of property and equipment	(1,408)	(2,737)
Other	9	-
Net cash (used in) provided by investing activities	(32,322)	2,359

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	180	1,170
Payments of employee tax associated with stock compensation	(2,562)	(3,218)
Net cash used in financing activities	(2,382)	(2,048)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,710	15,065
CASH AND CASH EQUIVALENTS, beginning of the period	32,731	18,899
CASH AND CASH EQUIVALENTS, end of the period	$51,441	$33,964

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

          As of January 1, 2019, the Company combined the former All Other Campuses reporting segment with ‘Corporate and Other’ as part of continuing operations. Prior period segment amounts have been recast to reflect our reporting segments on a comparable basis.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2019

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period when the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. For all entities, ASU 2018-02 is effective for annual periods and interim periods beginning after December 15, 2018. We have evaluated and adopted this guidance beginning 2019. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. Furthermore, in May 2019, the FASB issued ASU No. 2019-05, providing targeted transition relief to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. For all public business entities, ASU 2016-13 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted for all organizations for annual periods and interim periods beginning after December 15, 2018. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$628	$1	$-	$629
Non-governmental debt securities	212,175	420	(28)	212,567
Treasury and federal agencies	15,606	6	(13)	15,599
Total short-term investments (available for sale)	$228,409	$427	$(41)	$228,795

	December 31, 2018
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$179,393	$35	$(337)	$179,091
Treasury and federal agencies	17,417	5	(85)	17,337
Total short-term investments (available for sale)	$196,810	$40	$(422)	$196,428

In the table above, unrealized holding gains (losses) relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

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

As of June 30, 2019, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$629	$-	$629
Non-governmental debt securities	20,000	192,567	-	212,567
Treasury and federal agencies	-	15,599	-	15,599
Totals	$20,000	$208,795	$-	$228,795

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$20,000	$159,091	$-	$179,091
Treasury and federal agencies	-	17,337	-	17,337
Totals	$20,000	$176,428	$-	$196,428

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of June 30, 2019, our investment in an equity affiliate equated to a 30.7%, or $2.7 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended June 30, 2019 and 2018, we recorded less than $0.1 million of gain and approximately $0.2 million of loss, respectively, and during the years to date ended June 30, 2019 and June 30, 2018, we recorded less than $0.1 million of gain and approximately $0.1 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income (expense) on our unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid to CCKF for the quarters and years to date ended June 30, 2019 and 2018 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2019	$359
For the quarter ended June 30, 2018	$377
For the year to date ended June 30, 2019	$707
For the year to date ended June 30, 2018	$753

Credit Agreement

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source (dollars in thousands):

	For the Quarter Ended June 30, 2019				For the Quarter Ended June 30, 2018
	CTU	AIU	Corporate and Other(3)	Total	CTU	AIU	Corporate and Other(3)	Total
Tuition	$90,903	$57,341	$-	$148,244	$89,291	$46,654	$160	$136,105
Technology fees	4,590	2,391	-	6,981	2,857	1,784	-	4,641
Other miscellaneous fees(1)	463	91	-	554	489	90	19	598
Total tuition and fees	95,956	59,823	-	155,779	92,637	48,528	179	141,344
Other revenue(2)	599	50	13	662	629	51	12	692
Total revenue	$96,555	$59,873	$13	$156,441	$93,266	$48,579	$191	$142,036

	For the Year to Date Ended June 30, 2019				For the Year to Date Ended June 30, 2018
	CTU	AIU	Corporate and Other(3)	Total	CTU	AIU	Corporate and Other(3)	Total
Tuition	$183,521	$115,571	$-	$299,092	$180,025	$97,785	$491	$278,301
Technology fees	8,039	4,769	-	12,808	5,731	3,624	-	9,355
Other miscellaneous fees(1)	887	220	-	1,107	989	190	19	1,198
Total tuition and fees	192,447	120,560	-	313,007	186,745	101,599	510	288,854
Other revenue(2)	1,165	92	30	1,287	1,128	101	18	1,247
Total revenue	$193,612	$120,652	$30	$314,294	$187,873	$101,700	$528	$290,101

__________________

(1)	Other miscellaneous fees include graduation fees and activity fees.
(2)	Other revenue primarily includes contract training revenue and bookstore and laptop sales.
(3)	Revenue recorded within Corporate and Other relates to closed campuses which are now reported within this category.

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

The amount of contract assets which are being offset with deferred revenue balances as of June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	As of
	June 30, 2019	December 31, 2018
Gross deferred revenue	$45,801	$51,694
Gross contract assets	(17,137)	(19,343)
Deferred revenue, net	$28,664	$32,351

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2019				For the Quarter Ended June 30, 2018
	CTU	AIU	Corporate and Other(2)	Total	CTU	AIU	Corporate and Other(2)	Total
Gross deferred revenue, April 1,	$25,901	$10,180	$-	$36,081	$24,025	$21,415	$142	$45,582
Revenue earned from balances existing as of April 1,	(23,679)	(8,860)	-	(32,539)	(22,347)	(18,420)	(142)	(40,909)
Billings during period(1)	95,424	69,368	-	164,792	92,201	40,457	99	132,757
Revenue earned for new billings during the period	(72,277)	(50,963)	-	(123,240)	(70,290)	(30,108)	(37)	(100,435)
Other adjustments	456	251	-	707	165	92	8	265
Gross deferred revenue, June 30,	$25,825	$19,976	$-	$45,801	$23,754	$13,436	$70	$37,260

	For the Year to Date Ended June 30, 2019				For the Year to Date Ended June 30, 2018
	CTU	AIU	Corporate and Other(2)	Total	CTU	AIU	Corporate and Other(2)	Total
Gross deferred revenue, January 1,	$24,250	$27,444	$-	$51,694	$23,933	$15,507	$104	$39,544
Revenue earned from balances existing as of January 1,	(22,335)	(21,785)	-	(44,120)	(22,210)	(14,310)	(104)	(36,624)
Billings during period(1)	192,940	112,401	-	305,341	186,097	99,392	495	285,984
Revenue earned for new billings during the period	(170,112)	(98,775)	-	(268,887)	(164,535)	(87,289)	(406)	(252,230)
Other adjustments	1,082	691	-	1,773	469	136	(19)	586
Gross deferred revenue, June 30,	$25,825	$19,976	$-	$45,801	$23,754	$13,436	$70	$37,260

______________

(1)	Billings during period includes adjustments for prior billings.

(2)	Revenue recorded within Corporate and Other relates to closed campuses which are now reported within this category.

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

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $1.2 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.3 million of revenue each for the quarters ended June 30, 2019 and 2018, and $0.5 million and $0.7 million for the years to date ended June 30, 2019 and 2018, respectively, for payments received from withdrawn students.

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

For the quarters and years to date ended June 30, 2019 and 2018, we received a majority of our institutions’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships which represents a substantial portion of our consolidated revenues and are all low risk of collectability.

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

As of June 30, 2019 and December 31, 2018, the amount of non-current student receivables under these plans along with payment plans that are longer than 12 months in duration, net of allowance for doubtful accounts, was $0.5 million and $0.9 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended June 30, 2019	$27,929	$11,432	$(8,631)	$30,730
For the quarter ended June 30, 2018	$22,551	$6,730	$(5,013)	$24,268
For the year to date ended June 30, 2019	$24,836	$23,154	$(17,260)	$30,730
For the year to date ended June 30, 2018	$22,534	$13,743	$(12,009)	$24,268

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $0.5 million and $1.2 million for the quarters ended June 30, 2019 and 2018, respectively, and $1.4 million and $2.5 million for the years to date ended June 30, 2019 and 2018, respectively.

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

Lease liability and ROU asset

The lease liability represents future lease payments for lease and non-lease components discounted for present value. Lease payments that may be included in the lease liability include fixed payments, variable lease payments that are based on an index or rate and payments for penalties for terminating the lease if the lessee is reasonably certain to utilize a termination option, among others. Certain of our leases contain rent escalation clauses that are specifically stated in the lease and these are included in the calculation of the lease liability. Variable lease payments for lease and non-lease components which are not based on an index or rate are excluded from the calculation of the lease liability and are recognized in the statement of (loss) income and comprehensive (loss) income during the period incurred.

The ROU asset consists of the amount of the initial measurement of the lease liability and adjusted for any lease incentives, including rent abatements and tenant improvement allowances, and any initial direct costs incurred by the lessee. The ROU asset is amortized over the remaining lease term on a straight-line basis and recorded within educational services and facilities on our unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.

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

Quantitative lease information

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended June 30, 2019	For the Year to Date Ended June 30, 2019
Lease expenses (1)
Fixed lease expenses - operating (1)	$3,335	$6,705
Variable lease expenses - operating (1)	2,248	4,634
Sublease income (1)	(1,149)	(2,257)
Total lease expenses (1)	4,434	9,082

Other information
Gross operating cash flows for operating leases (2)	$(8,003)	$(18,103)
Operating cash flows from subleases (2)	1,055	2,305

		As of June 30, 2019
Weighted average remaining lease term (in months) – operating leases		70
Weighted average discount rate – operating leases		5.4%

__________________

(1)

Lease expense and sublease income represent the amount recorded within our unaudited condensed consolidated statement of (loss) income and comprehensive (loss) income. Variable lease amounts represent expenses recognized as incurred which are not included in the lease liability. Fixed lease expenses and sublease income are recorded on a straight-line basis over the lease term and therefore are not necessarily representative of cash payments during the same period.

(2)	Cash flows are presented on a consolidated basis, including continuing and discontinued operations, and represent cash payments for fixed and variable lease costs.

Gross Lease Obligations

As of June 30, 2019, future minimum lease payments under operating leases which are included in lease liabilities on our condensed consolidated balance sheet for continuing operations are as follows (dollars in thousands):

Operating Leases Total

2019 (1)	$7,431
2020	16,462
2021	11,403
2022	8,652
2023 and thereafter	22,364
Total	$66,312
Less: imputed interest	10,707
Present value of future minimum lease payments	55,605
Less: current lease liabilities	13,390
Non-current lease liabilities	$42,215

__________________

  (1)  Amounts provided are for liabilities remaining as of June 30, 2019.

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

Subleases

For certain of our leased locations, primarily those related to our closed campuses, we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have 12 subleases within 8 leased facilities with terms ranging from 2 to 4 years. We have recognized sublease income of $1.1 million and $2.3 million for the quarter and year to date ended June 30, 2019, respectively, as on offset to lease expense on our unaudited condensed consolidated statement of (loss) income and comprehensive (loss) income.

As of June 30, 2019, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, is as follows (dollars in thousands):

Operating Subleases Total
2019 (1)	$1,555
2020	2,765
2021	1,081
2022	777
2023 and thereafter	330
Total	$6,508

_____________________

(1)	Sublease receivables remaining as of June 30, 2019.

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

Of our nine leases related to our ongoing operations which consist of administrative offices and university locations, we are not reasonably certain that we will extend or terminate any of those leases. For the 10 remaining leases that have been vacated related to our closed campuses, we are not reasonably certain to exercise any options to extend or terminate any leases.

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

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $30.8 million and $6.1 million at June 30, 2019 and December 31, 2018, respectively, is presented within current liabilities – other accrued expenses on our condensed consolidated balance sheets.

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

Oregon Arbitrations. There are approximately 310 remaining active individual arbitration claims which were filed against Western Culinary Institute, Ltd. (“WCI”) from March through July 2018, all of which are being administered by the American Arbitration Association. These individual arbitrations involve students who attended WCI from approximately 2008 to 2010. Each arbitration seeks monetary damages and alleges that WCI made a variety of misrepresentations to the individual student filing the arbitration, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. We expect that approximately 65 of the individual arbitrations will be sent back to state court for further action. The institution is no longer in operation and closed in 2017.

Because of the early stages of these remaining individual arbitrations and any related state court actions, the unique circumstances with respect to each individual student and the many questions of fact and law that have already arisen and that may arise in the future, the outcome of each of these individual actions is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because of the inherent difficulty in assessing damages, if any, with respect to each individual student and the number of individual students, if any, who might be entitled to recover damages. Accordingly, we have not recognized any liability associated with any of these actions that remain unresolved.

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

On July 26, 2019, the Company and certain operating subsidiaries (together, the “CEC Parties”) executed a settlement agreement (the “FTC Agreement”) with the FTC to resolve the inquiry commenced by the FTC on August 20, 2015. While not admitting any wrongdoing, the Company chose to settle the FTC inquiry after almost four years of legal expenses and cooperating with the FTC’s investigation. The Company is pleased this matter is reaching resolution, particularly as its universities focus on their strategic priorities that directly support quality academic outcomes and their students’ success. Student services and access to federal student loans are not impacted by the FTC Agreement, nor does the FTC Agreement involve the academic quality of the educational programs at the Company’s universities.

The FTC Agreement provides that the CEC Parties will pay $30 million in monetary relief, including for the purpose of restitution, to be distributed at the sole discretion of the FTC. The Company recorded a pre-tax settlement charge of $30 million in the second quarter of 2019 arising from the monetary terms of the settlement. Under the terms of the FTC Agreement, the CEC Parties have agreed to continued compliance with the Federal Trade Commission Act and the Telemarketing and Consumer Fraud and Abuse Prevention Act, including compliance with the national do not call registry. The CEC Parties agreed to enhance their current operational and compliance processes with respect to prospective student leads purchased from lead aggregators and will implement other agreed-upon compliance measures. Specifically, the FTC Agreement requires the operation of a system to monitor lead aggregators and generators involving a compliance review by, or on behalf of, the CEC Parties of the various sources a prospective student interacts with prior to the CEC Parties’ purchase and use of the prospective student lead. In addition, the FTC Agreement contains requirements regarding employee and lead aggregator acknowledgements of the FTC Agreement, compliance certifications and record creation and maintenance.

The FTC Agreement which is in the form of a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment is subject to approval by the Commissioners of the FTC and upon approval by them will be submitted to, and will become effective upon its entry as an Order in, the United States District Court of the Northern District of Illinois. The Company anticipates the Order will be entered within the next 60 days, although the approval of the Commissioners of the FTC and timing of entry of the Order is not certain. The principal provisions of the FTC Agreement will remain in effect for twenty years.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2019	2018	2019	2018
Pretax income	$1,781	$11,804	$33,376	$33,186
Provision for income taxes	$2,302	$2,940	$8,709	$6,438
Effective rate	129.3%	24.9%	26.1%	19.4%

As of December 31, 2018, a valuation allowance of $48.0 million was maintained with respect to our foreign tax credits, state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of these deferred tax assets, we have reduced the valuation allowance during the quarter ended June 30, 2019 by $0.8 million to reflect the results of a Florida income tax audit and the realizability of that state’s net operating loss carryforward. As of June 30, 2019, the total valuation allowance attributable to our foreign tax credits, state net operating losses and Illinois edge credits is $47.2 million.

The effective tax rate for the quarter and year to date ended June 30, 2019 was primarily impacted by a $2.4 million unfavorable adjustment related to the partial non-deductibility of the FTC settlement, which increased the effective tax rate for the quarter and year to date by 132.5% and 7.1%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2019 also includes a $0.5 million net benefit associated with the results of a Florida income tax audit covering the years ended December 31, 2014 through December 31, 2016, which decreased the effective tax rate by 28.2% and 1.5%, respectively. For the quarter and year to date ended June 30, 2018, the effective tax rate was primarily impacted by tax reserves and the tax effect of stock-based compensation. The effect of these discrete items decreased the effective tax rate for the quarter and year to date by 2.1% and 6.7%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.5 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2019 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2019, we had accrued $1.6 million as an estimate for reasonably possible interest and accrued penalties.

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

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of June 30, 2019, there were approximately 2.4 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.8 million shares issuable upon exercise of outstanding options and (ii) 1.9 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of June 30, 2019. Additionally, as of June 30, 2019 under the previous Career Education Corporation 2008 Incentive Compensation Plan, there were approximately 1.8 million shares issuable upon exercise of outstanding options and 0.2 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan and effective May 24, 2016 all future awards are being made under the 2016 Plan. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of June 30, 2019, we estimate that compensation expense of approximately $9.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options and restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash and cash-based performance unit awards and excludes any estimates of forfeitures. This amount generally does not include expense associated with performance-based restricted stock unit awards granted in the fourth quarter of 2018 as the Company does not currently believe it is probable that it will meet the performance goals.

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

Stock option activity during the year to date ended June 30, 2019 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	2,818	$9.59
Granted	-	-
Exercised	(4)	7.33
Cancelled	(164)	22.62
Outstanding as of June 30, 2019	2,650	$8.79
Exercisable as of June 30, 2019	2,073	$8.85

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the year to date ended June 30, 2019 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	2,017	$10.59
Granted	-	-
Vested	(478)	6.18
Forfeited	(23)	11.25
Outstanding as of June 30, 2019	1,516	$11.97

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

The following table summarizes information with respect to all deferred stock units during the year to date ended June 30, 2019 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018 (1)	76	$4.44
Granted	-	-
Vested (2)	(3)	5.56
Forfeited	-	-
Outstanding as of June 30, 2019 (1)	73	$4.39

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.
(2)	Includes previously vested awards which were released during the current period.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended June 30, 2019 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2018	213
Granted	-
Vested	(110)
Forfeited	(2)
Outstanding as of June 30, 2019	101

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $1.4 million and $1.6 million of expense for the years to date ended June 30, 2019 and June 30, 2018, respectively, for all cash-settled restricted stock units, of which $0.4 million and $0.5 million was recorded during the quarters to date ended June 30, 2019 and June 30, 2018, respectively.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended June 30, 2019 and 2018 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2019	2018	2019	2018
Stock options	$409	$483	$860	$907
Restricted stock units settled in stock	623	711	1,538	1,783
Restricted stock units settled in cash	446	494	1,437	1,562
Total stock-based compensation expense	$1,478	$1,688	$3,835	$4,252

Performance Unit Awards. Performance unit awards granted during 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending on December 31, 2019. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income in the current period. We recorded $2.1 million and $1.6 million of expense related to these awards for the years to date June 30, 2019 and June 30, 2018, respectively, with $1.5 million and $0.9 million of expense for the quarters ended June 30, 2019 and June 30, 2018, respectively.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2019 and 2018 were as follows:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2019 (1)	2018	2019	2018
Basic common shares outstanding	70,105	69,668	69,972	69,443
Common stock equivalents	-	1,894	1,810	1,796
Diluted common shares outstanding	70,105	71,562	71,782	71,239

______________

(1)

Due to the fact that we reported a loss from continuing operations for the quarter ended June 30, 2019, potential common stock equivalents are excluded from diluted common shares outstanding. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the quarter ended June 30, 2019.

For the quarter ended June 30, 2018 and the years to date ended June 30, 2019 and 2018, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.9 million shares for the quarter ended June 30, 2018 and 0.7 million and 0.8 million shares for the years to date ended June 30, 2019 and 2018, respectively.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of a postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our strategic plan. As of June 30, 2019, our two segments are:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats which combine campus-based and online education. As of June 30, 2019, students enrolled at CTU represented approximately 67% of our total enrollments. Approximately 93% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats which combine campus-based and online education. As of June 30, 2019, students enrolled at AIU represented approximately 33% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,

	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
CTU (1)	$96,555	61.7%	$93,266	65.7%	$12,113	$27,116
AIU (2)	59,873	38.3%	48,579	34.2%	(4,217)	(1,585)
Total University Group	156,428	100.0%	141,845	99.9%	7,896	25,531
Corporate and Other (3)	13	NM	191	0.1%	(7,712)	(14,228)
Total	$156,441	100.0%	$142,036	100.0%	$184	$11,303

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
CTU (1)	$193,612	61.6%	$187,873	64.8%	$41,804	$54,301
AIU (2)	120,652	38.4%	101,700	35.1%	4,095	2,551
Total University Group	314,264	100.0%	289,573	99.8%	45,899	56,852
Corporate and Other (3)	30	NM	528	0.2%	(15,744)	(25,020)
Total	$314,294	100.0%	$290,101	100.0%	$30,155	$31,832

	Total Assets as of (4)
	June 30, 2019	December 31, 2018
CTU	$97,655	$76,713
AIU	65,292	59,133
Total University Group	162,947	135,846
Corporate and Other (3)	398,554	346,469
Discontinued Operations	298	178
Total	$561,799	$482,493

(1)	A reserve of $18.6 million was recorded within CTU related to the FTC settlement during the quarter ended June 30, 2019.
(2)	A reserve of $11.4 million was recorded within AIU related to the FTC settlement during the quarter ended June 30, 2019.
(3)	Corporate and Other includes results of operations for closed campuses.
(4)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

13. DISCONTINUED OPERATIONS

As of June 30, 2019, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal are classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2019	2018	2019	2018
Total operating expenses	$49	$147	$567	$645
Loss before income tax	$(49)	$(147)	$(567)	$(645)
Benefit from income tax	(11)	(34)	(132)	(150)
Loss from discontinued operations, net of tax	$(38)	$(113)	$(435)	$(495)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 include the following (dollars in thousands):

	June 30,	December 31,
	2019	2018
Assets:
Current assets:
Receivables, net	$120	$-
Total current assets	120	-
Non-current assets:
Deferred income tax assets, net	178	178
Total assets of discontinued operations	$298	$178
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$3	$51
Remaining lease obligations	-	485
Total current liabilities	3	536
Total liabilities of discontinued operations	$3	$536

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “seek,” “should,” “will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•	declines in enrollment or interest in our programs;
•

our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including 90-10, financial responsibility and administrative capability standards prescribed by the U.S. Department of Education (“ED”)), as well as applicable accreditation standards and state regulatory requirements;

•	the impact of recently effective “borrower defense to repayment” regulations and any modifications thereto;
•	rulemaking by ED or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions;
•	the operating impact of the settlements with the U.S. Federal Trade Commission and state attorneys general;
•	the success of our initiatives to improve student experiences, retention and academic outcomes;
•	the ability of our student admissions and advising centers to achieve anticipated operating performance;
•	increased competition;
•	delays in receiving necessary regulatory approvals relating to the pending acquisition of Trident University International and difficulties with post-closing business integration;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

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

OVERVIEW

Our academic institutions offer a quality education to a diverse student population in a variety of disciplines through online, campus-based and blended learning programs which combine campus-based and online education. Our two regionally accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities predominantly serve students online with career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® adaptive learning platform. Career Education is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

Beginning 2019, the Company no longer reports results for closed campuses separately as these campuses no longer meet the definition of an operating segment under ASC Topic 280. Any remaining results of operations, which primarily consists of occupancy expenses for remaining properties and legal fees, is reported within Corporate and Other. Prior period segment amounts have been recast to reflect our reporting segments on a comparable basis.

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

2019 Second Quarter Overview

Second quarter 2019 (“current quarter”) results showed improvements in operating and financial metrics. These results were supported by consistent levels of prospective student interest and investments across our student-serving processes and initiatives. We are executing well against our strategic priority of sustainable and responsible growth, while supporting investments in our student-serving operations and ongoing technology initiatives.

For the second quarter of 2019, new student enrollments within the University Group increased 4.2% as compared to the prior year quarter and increased 25.0% for the current year to date as compared to the prior year to date. The increases in new student enrollments drove an increase in total enrollments of 5.4% as of the end of the second quarter as compared to the prior year. Consistent levels of prospective student interest towards the end of 2018 carried through the first half of 2019 and contributed to the increase in student enrollments. Serving these prospective students is our robust nurture strategy, in which we employ both staff and technology to provide students with information to assist them with their decision making process. Other factors contributing to the growth in student enrollments are technology initiatives and investments in student-serving operations at our Illinois and Arizona admissions and advising centers that have increased efficiencies within our onboarding and enrollment processes, leveraging of data and analytics to further improve our onboarding and enrollment processes by providing customized and relevant information to prospective students as well as the timing impact of the academic calendar redesign at AIU which positively impacted new enrollment trends through the first half of 2019. Supported by the positive enrollment trends through the first half of 2019, we expect new student enrollment growth of between 8% and 10% for the University Group for the full year 2019. We seek to maintain optimum staffing levels within our student-serving operations that we believe will enable us to efficiently serve prospective student interest while providing superior experiences to our current students. We expect employee related costs during the second half of 2019 to be modestly higher than the first half.

New student enrollments within CTU increased 7.0% for the current quarter and 10.5% for the current year to date as compared to the respective prior year periods, contributing to total student enrollments growth of 3.2% as of June 30, 2019. We believe this growth is attributable to our operational focus and priorities, including: reporting and technology enhancements which have enabled admissions and advising staff to customize their onboarding and engagement strategies based on a student’s prior college experience to provide the student a more meaningful and customized engagement; updating and editing course design and content based on active feedback from faculty and advisors while optimizing course sequencing based on insights from each session with the ultimate goal of enhancing learning and retention as students progress through their course of study; and a retention analytics tool which has resulted in increased interactions with students and more meaningful intervention, increased engagement and an overall shift to a more proactive outreach culture within student coaching and advising. In addition to these operational priorities, an increase in new student enrollments resulting from corporate partnerships has contributed to the increase in total student enrollments.

Total student enrollments for AIU increased by 10.0% as of June 30, 2019 as compared to the prior year supported by the current year to date new student enrollment growth of 52.6% as compared to the prior year. The second quarter new student enrollments were relatively flat for AIU as compared to the prior year quarter, with approximately 17% fewer enrollment days during the current quarter as compared to the prior year quarter. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter. The number of enrollment days within the quarter impacts the new student enrollments for the quarter. For the third and fourth quarters of 2019 we do not expect the academic calendar to materially impact quarterly new enrollment day comparability as the number of quarterly enrollment days for the third and fourth quarters of 2019 will be relatively in line with the prior year periods. Some of the key operational factors at AIU which have contributed to student enrollment growth include: student-serving operations at our Illinois and Arizona admissions and advising centers continue to effectively serve prospective students and have further optimized the onboarding and enrollment processes; an increase in student support staffing at AIU for the first half of 2019 which is supporting onboarding metrics and momentum; student support teams continue to evaluate and optimize outreach strategies based on session-by-session student outcomes; training and development has further improved the level of student service; and overall tenure and experience amongst our student support teams is increasing and has resulted in further efficiencies with various student processes.

Technology continues to be a key differentiator and an enabler to promote learning for our students at both of our universities. Our universities have rolled out an updated version of the mobile application with a refreshed look that is focused on key student deliverables around financial aid, assignment completion and notifications. The application has simplified classroom organization and now provides additional information on the financial aid process for the student. Mobile application use by faculty and staff as a communication tool with students continues to increase. AIU has continued to leverage artificial intelligence technology and analytics and has launched a virtual assistant which is designed to help students through their academic life cycle from orientation and onboarding to ongoing coaching support and advising. Further, AIU plans to extend artificial intelligence beyond virtual assistants to other areas of the university in the near future.

Financial Highlights

Revenue for the second quarter increased $14.4 million or 10.1% as compared to the prior year quarter, driven by revenue growth at both universities as a result of the positive enrollment trends discussed above and an increase in revenue-earning days within AIU as compared to the prior year quarter. Operating income for the current quarter was $0.2 million as compared to operating income of $11.3 million for the prior year quarter, a decline of $11.1 million or 98.4%. This decline was driven by a $30.0 million reserve recorded during the current quarter related to the FTC settlement (see Note 8 “Contingencies” for more information). Excluding the FTC settlement, operating income increased for the current quarter driven by revenue growth at both universities as well as reduced operating losses associated with our closed campuses, partially offset with ongoing investments in technology and increased bad debt expense. Lastly, we reported cash provided by operations for the current year to date of $53.4 million as compared to cash provided by operations of $14.8 million in the prior year to date.

Revenue within our CTU segment increased $3.3 million or 3.5% for the second quarter as compared to the prior year quarter supported by an increase in new and total student enrollments. Operating income for CTU decreased $15.0 million or 55.3% for the second quarter as compared to the prior year quarter, driven by a reserve of $18.6 million recorded within CTU for the FTC settlement. Excluding the impact of the settlement, operating income increased driven by revenue growth. Operating expenses were relatively flat as compared to the prior year with efficiencies across various student processes, partially offsetting increased bad debt expense for the second quarter as compared to the prior year quarter.

Revenue within our AIU segment increased $11.3 million or 23.2% for the second quarter as compared to the prior year quarter supported by the increase in total student enrollments as well as 12.3% more revenue-generating days for the second quarter as compared to the prior year quarter. AIU reported an operating loss for the current quarter of $4.2 million. Excluding the $11.4 million charge for the portion of the FTC settlement amount recorded at AIU, operating income would have increased as compared to the prior year quarter driven by the revenue growth for the quarter partially offset with increased bad debt expense.

Within our Corporate and Other category, operating loss of $7.7 million improved by $6.5 million or 45.8% compared to the prior year quarter driven by the completion of our teach-out strategy in the prior year. With the closure of all of our teach-out campuses by the end of 2018, we began reporting the losses associated with the closed campuses within Corporate and Other in 2019. All prior period results have been recast to be comparable. During 2019, the residual losses associated with our closed campuses will primarily consist of residual occupancy expenses associated with remaining leases and legal expenses. Additionally, the prior year quarter included a benefit for recovery of past claims of $2.5 million.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $32.8 million for the second quarter as compared to $23.8 million in the prior year quarter with the improvement primarily driven by revenue growth at both universities and reductions in operating losses at our closed campuses, partially offset with costs associated with ongoing investments in technology and increased bad debt expense.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended June 30, 2019 and 2018 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		ACTUAL
	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Operating Income	2019	2018	2019	2018
Total Company
Operating income	$184	$11,303	$30,155	$31,832
Depreciation and amortization	2,235	2,103	4,468	4,685
Lease expenses for vacated space (1)	392	4,411	1,158	3,660
Significant legal settlements (2)	30,000	5,970	30,000	9,461
Adjusted Operating Income -- Total Company	$32,811	$23,787	$65,781	$49,638

	ACTUAL		ACTUAL
	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Earnings Per Diluted Share	2019 (4)	2018	2019	2018
Total Company
Reported Earnings Per Diluted Share	$(0.01)	$0.12	$0.34	$0.37
Pre-tax adjustments included in operating expenses:
Lease expenses for vacated space (1)	0.01	0.06	0.02	0.05
Significant legal settlements (2)	0.41	0.08	0.41	0.13
Total pre-tax adjustments	$0.42	$0.14	$0.43	$0.18
Tax effect of adjustments (3)	(0.02)	(0.03)	(0.03)	(0.04)
Total adjustments after tax	0.40	0.11	0.40	0.14
Adjusted Earnings Per Diluted Share -- Total Company	$0.39	$0.23	$0.74	$0.51

_________________

(1)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income.
(2)	Significant legal settlements relate to the FTC matter recorded during 2019 and the Surrett matter which was settled during 2018.
(3)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate reflects federal and state taxable jurisdictions as well as the nature of the adjustments. The non-deductible amount of $23.3 million for the FTC settlement recorded during the second quarter of 2019 does not include a tax effect.

(4)

For the quarter ended June 30, 2019, adjusted diluted common shares outstanding were utilized to compute the per share impact of the pre-tax adjustments. As a result of a reported net loss for the quarter, potential common stock equivalents were excluded from the reported diluted common shares outstanding calculation. Due to the adjustments resulting in a positive adjusted earnings per diluted share calculation, potential common stock equivalents were added to basic common shares outstanding to determine the dilutive share impact.

Diluted common shares outstanding (shares in thousands)	For the Quarter Ended June 30, 2019
Reported diluted common shares outstanding	70,105
Common stock equivalents	1,929
Adjusted diluted common shares outstanding	72,034

We continue to focus on building a strong balance sheet, while prudently investing in organic growth projects and also have committed capital to inorganic growth strategies, with the pending acquisition of Trident University International which was announced during the first quarter. Our goal remains to deploy resources in the most effective and efficient manner that we believe will lead to increased shareholder value.

The first half of 2019 operating performance was influenced by the investments in our admissions and advising centers, strong prospective student interest and 8.3% more revenue-earning days at AIU. During the second half of 2019, we will begin to annualize some of these investments which we believe generated a stronger prior year comparative performance period. Additionally, for the second half of 2019 we are expecting a similar number of enrollment and revenue-earning days when compared to the prior year. However, we remain confident and believe that we are well positioned, both from a competitive and operating standpoint, to serve and educate current and prospective students. With our two universities we believe we have a strong foundation to offer quality education while continuing to enhance overall student experiences, retention and academic outcomes and invest capital and resources that we believe will increase shareholder value.

2019 Outlook

We currently expect the following results, subject to the key assumptions identified below (see the GAAP to non-GAAP reconciliation for adjusted operating income and adjusted earnings per diluted share below):

Financial Outlook:

•	Full year 2019 – total company:
o	Revenue growth of approximately 4.0 percent to 5.0 percent
o	Operating income in the range of $77.0 million to $81.0 million
o	Adjusted operating income in the range of $118.0 million to $122.0 million
o	Earnings per diluted share in the range of $0.80 to $0.84
o	Adjusted earnings per diluted share in the range of $1.20 to $1.24
•	Third quarter 2019 – total company:
o	Operating income in the range of $23.5 million to $24.5 million
o	Adjusted operating income in the range of $26.0 million to $27.0 million
o	Earnings per diluted share and adjusted earnings per diluted share in the range of $0.23 to $0.25

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending September 30,		For the Year Ending December 31,
	2019	2018	2019	2018
Total Company:
Operating income	$23.5M - $24.5M	$19,283	$77M - $81M	$71,298
Depreciation and amortization	~2.2	2,364	~9.0	9,394
Lease expenses for vacated space (1)	~0.3	2,114	~2.0	8,416
Severance and related costs, net of cancellations (2)	-	1,898	-	1,455
Significant legal settlements (3)	-	134	30.0	14,595
Adjusted Operating Income	$26M - $27M	$25,793	$118M - $122M	$105,158

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending September 30,		For the Year Ending December 31,
	2019	2018	2019	2018
Total Company:
Reported Earnings Per Diluted Share	$0.23 - $0.25	$0.21	$0.80 - $0.84	$0.77

Pre-tax adjustments included in operating expenses:
Lease expenses for vacated space (1)	-	0.03	~0.02	0.12
Severance and related costs, net of cancellations (2)	-	0.02	-	0.02
Significant legal settlements (3)	-	-	~0.41	0.21
Total pre-tax adjustments	-	0.05	~0.43	0.35
Tax effect of adjustments (4)	-	(0.01)	(0.03)	(0.07)
Total adjustments after tax	-	0.04	~0.40	0.28
Adjusted Earnings Per Diluted Share	$0.23 - $0.25	$0.25	$1.20 - $1.24	$1.05

_______________________

(1)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income.
(2)

Severance and related costs, net of cancellations, include charges related to significant restructuring actions. These restructuring charges do not regularly occur and are not considered part of ongoing operating results.

(3)	Significant legal settlements relate to the FTC matter recorded during 2019 and the Surrett and multi-state AG matters recorded during 2018.
(4)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate reflects federal and state taxable jurisdictions as well as the nature of the adjustments. The non-deductible amounts of $23.3 million for the FTC settlement recorded during the second quarter of 2019 and $5.0 million for the multi-state AG settlement recorded during the year ended December 31, 2018, do not include a tax effect.

University Group Outlook:

•	CTU:
o	New student enrollments for the full year 2019 are expected to show growth as compared to the prior year.
o

New student enrollments for the third quarter of 2019 are expected to be relatively flat as compared to the prior year. Third quarter student enrollment trends will be moderated by a strong prior year comparative performance period, during which new student enrollments were 9% higher as compared to the third quarter of 2017.

•	AIU:
o

New student enrollments for the third quarter and full year 2019 are expected to show growth as compared to the prior year, with the number of enrollment days in the third quarter relatively comparable to the prior year pursuant to the academic calendar.

•	University Group:
o	New student enrollments are expected to increase approximately 8% to 10% for the full year 2019 as compared to the prior year.

Forward looking adjusted operating income and adjusted earnings per diluted share are presented in the reconciliation of GAAP to non-GAAP tables above. Operating income, which is the most directly comparable GAAP measure to adjusted operating income, and earnings per diluted share may not follow the same trends stated in the outlook above because of adjustments made for certain significant and non-cash items such as lease expenses for vacated space offset with any sublease income as well as depreciation, amortization, asset impairment charges, significant restructuring charges and significant legal settlements. The revenue, operating income, adjusted operating income, earnings per share, adjusted earnings per share and enrollment outlook provided above for 2019 are based on the following key assumptions and factors, among others: (i) prospective student interest in the Company’s programs remains consistent with recent experience, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends within the University Group, (iii) no material changes in the current legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” regulations and any modifications thereto, (iv) no significant operating impacts from the settlements with the U.S. Federal Trade Commission and state attorneys general or other legal or regulatory matters, (v) no material changes in the estimated amount of compensation expense that could be impacted by changes in the Company’s stock price or the Company’s assessment of the probable outcome of performance conditions relating to performance-based compensation, (vi) earnings per diluted share outlook assumes an effective income tax rate of approximately 32% for the third quarter and 30% for the full year, and (vii) any results of operations from Trident University are excluded. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current and future circumstances and actions that may be undertaken, actual results could differ materially from these estimates. In addition, decisions we make in the future as we continue to evaluate diverse strategies to enhance shareholder value may impact the outlook provided above.

Regulatory Updates

Gainful Employment. CEC institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” During 2013, ED established negotiated rulemaking committees, one specifically designed to limit Title IV availability for programs at for-profit institutions by defining gainful employment in a recognized occupation. On October 30, 2014, ED published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. Prior to this rulemaking, the term gainful employment had been used in the Higher Education Act for forty years, and had not been further defined by Congress or ED.

On June 14, 2017, ED announced its intention to convene new negotiated rulemaking committees to consider modifications to the gainful employment regulation. During negotiations, ED considered different options for adopting a uniform set of requirements that could be applicable to all schools and not specifically targeted at for-profit institutions. On August 14, 2018, ED published for public comment a proposal to rescind the gainful employment regulations previously implemented on July 1, 2015. ED published a final regulation on July 1, 2019 to rescind the 2015 gainful employment regulation effective on July 1, 2020; however, the Secretary of Education exercised her authority to allow institutions to make an election to adopt the rescission effective as early as July 1, 2019. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, ED indicated its intent to update the college scorecards ED has developed, which apply to all Title IV eligible institutions, with relevant information for prospective students. Both AIU and CTU have elected to early adopt the final regulation. While the eligibility tests and disclosures associated with the 2015 gainful employment regulation are no longer required, the term “gainful employment” continues to exist in the Higher Education Act and AIU and CTU’s Title IV eligible programs will continue to need to be career focused educational programs.

Program Participation Agreements. Under the provisions of the Higher Education Act, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. In May 2019, AIU and CTU each received renewals of their program participation agreements through March 31, 2021. CTU was removed from provisional certification, while AIU remains on provisional certification due to open reviews. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Eligibility and Certification by ED,” in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information regarding certification to participate in Title IV Programs and provisional certification.

Accreditation and Innovation Negotiated Rulemaking. On April 3, 2019, ED announced that it had concluded a negotiated rulemaking process that included regulatory updates on a wide range of topics designed to impact accreditation standards and innovation in higher education, including state authorization of distance learning. Because the negotiators reached a consensus on the set of rule changes, ED was required to adhere closely to the outcome of the negotiations when it published proposed regulations for public comment on June 12, 2019. A 30-day public comment period expired on July 12, 2019. Included in the changes are various updates to technical Title IV Program requirements that may provide additional flexibility for accreditors and institutions that should benefit students. Among the many topics negotiated were rules concerning the state authorization of distance learning as a condition of Title IV Program eligibility. State authorization of distance learning and related reciprocity agreements like the State Authorization Reciprocity Agreement (“SARA”) continues to be a complex issue with divergent viewpoints. A key definition in the rule being proposed would require that reciprocity agreements like SARA permit states to adopt and enforce their own laws which would defeat an important benefit of reciprocity. A few states and some advocacy groups have indicated a desire to adopt state rules that conflict with existing SARA requirements and its goal of eliminating a state by state patchwork of regulatory requirements that increases the cost and complexity of delivering distance education. We continue to monitor the development of these regulations and the potential impact on our institutions. If ED publishes final regulations by November 1, 2019, they would typically take effect on July 1, 2020. See Item 1, “Business—Accreditation and Jurisdictional Authorizations—State Authorization,” in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information about state authorization and SARA.

State Authorization of Distance Learning. On April 26, 2019, a federal court in California ruled against ED in a lawsuit that challenged ED’s two-year delay of 2016 regulations concerning state authorization requirements for distance learning programs. On July 22, 2019, ED announced that pursuant to the court’s ruling, the 2016 regulations were effective as of May 26, 2019. ED had delayed the effective date of the 2016 regulations, initially set to become effective in July 2018, until July 2020 while it conducted negotiated rulemaking to make modifications to the requirements. In addition to ensuring distance learning programs had state level authorizations, the 2016 regulations also included new disclosure obligations to current and prospective students, including whether programs had approvals (if necessary) for graduates to become licensed in each state where a student was residing, applicable procedures for making complaints, applicable state required refund policies, an institution’s method of meeting state authorization requirements and information concerning adverse state and accreditor actions. On June 24, 2019, ED filed a notice of appeal with the 9th circuit court of appeals. The 2016 state authorization regulations would be replaced by the new regulations described above as part of the accreditation and innovation negotiated rulemaking that, if published by November 1, 2019, would typically take effect on July 1, 2020.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2019 and 2018 (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
TOTAL REVENUE	$156,441		$142,036		$314,294		$290,101
OPERATING EXPENSES
Educational services and facilities (1)	25,350	16.2%	30,290	21.3%	51,677	16.4%	57,236	19.7%
General and administrative: (2)
Advertising	31,153	19.9%	30,980	21.8%	63,858	20.3%	62,858	21.7%
Admissions	23,065	14.7%	23,148	16.3%	46,278	14.7%	47,154	16.3%
Administrative	63,022	40.3%	37,482	26.4%	94,704	30.1%	72,593	25.0%
Bad debt	11,432	7.3%	6,730	4.7%	23,154	7.4%	13,743	4.7%
Total general and administrative expense	128,672	82.2%	98,340	69.2%	227,994	72.5%	196,348	67.7%
Depreciation and amortization	2,235	1.4%	2,103	1.5%	4,468	1.4%	4,685	1.6%
OPERATING INCOME	184	0.1%	11,303	8.0%	30,155	9.6%	31,832	11.0%

PRETAX INCOME	1,781	1.1%	11,804	8.3%	33,376	10.6%	33,186	11.4%
PROVISION FOR INCOME TAXES	2,302	1.5%	2,940	2.1%	8,709	2.8%	6,438	2.2%
Effective tax rate	129.3%		24.9%		26.1%		19.4%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(521)	-0.3%	8,864	6.2%	24,667	7.8%	26,748	9.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(38)	0.0%	(113)	-0.1%	(435)	-0.1%	(495)	-0.2%
NET (LOSS) INCOME	$(559)	-0.4%	$8,751	6.2%	$24,232	7.7%	$26,253	9.0%

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

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, bad debt expense and for the quarter and year to date ended June 30, 2018, occupancy of the corporate offices. Beginning January 1, 2019 all occupancy expenses are recorded within educational services and facilities.

Revenue

Current quarter and year to date revenue increased by 10.1% or $14.4 million and 8.3% or $24.2 million, respectively, as compared to the prior year periods supported by a 5.4% increase in total student enrollments and increases in new student enrollments for the current quarter and year to date as compared to the prior year periods. CTU’s and AIU’s new and total student enrollments are discussed in the segment results of operations section below. The current quarter and year to date revenue was also benefitted by 12.3% and 8.4% more revenue days within AIU, respectively.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
Educational services and facilities:
Academics & student related	$19,552	12.5%	$21,340	15.0%	$39,414	12.5%	$43,939	15.1%
Occupancy	5,798	3.7%	8,950	6.3%	12,263	3.9%	13,297	4.6%
Total educational services and facilities	$25,350	16.2%	$30,290	21.3%	$51,677	16.4%	$57,236	19.7%

The educational services and facilities expense for the current quarter and year to date improved by 16.3% or $4.9 million and 9.7% or $5.6 million, respectively, as compared to the prior year periods. Academics and student related costs improved by 8.4% or $1.8 million and 10.3% or $4.5 million for the current quarter and year to date, respectively, driven by efficiencies attained through our restructuring and re-engineering efforts implemented during the third quarter of 2018. Occupancy expense improved by 7.8% or $1.0 million for the current year to date as compared to the prior year period, and 35.2% or $3.2 million for the current quarter as compared to the prior year quarter. We have begun recording occupancy expenses for the corporate offices within educational services and facilities beginning in 2019. Previously, these expenses were recorded within administrative expenses. The amount of occupancy expenses for the corporate offices that was recorded within general and administrative expense during the prior year quarter and prior year to date was $1.4 million and $3.1 million, respectively. Educational services and facilities expense as a percent of revenue improved by 5.1% for the quarter and 3.3% for the year to date as compared to prior periods.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
General and administrative:
Advertising	$31,153	19.9%	$30,980	21.8%	$63,858	20.3%	$62,858	21.7%
Admissions	23,065	14.7%	23,148	16.3%	46,278	14.7%	47,154	16.3%
Administrative	63,022	40.3%	37,482	26.4%	94,704	30.1%	72,593	25.0%
Bad debt	11,432	7.3%	6,730	4.7%	23,154	7.4%	13,743	4.7%
Total general and administrative expense	$128,672	82.2%	$98,340	69.2%	$227,994	72.5%	$196,348	67.7%

The general and administrative expense for the current quarter and year to date increased by 30.8% or $30.3 million and 16.1% or $31.6 million, respectively, as compared to the prior year periods. The quarter and year to date increases were primarily driven by increases in administrative, advertising and bad debt expense. The increased administrative expense for the current quarter and year to date is primarily due to a $30.0 million reserve recorded during the current quarter related to the FTC settlement (see Note 8 “Contingencies’ for more information) as compared to settlement expenses of $6.0 million and $9.5 million in the prior year quarter and year to date, respectively, related to the Surrett matter. The advertising expense for the current quarter and year to date increased by 0.6% or $0.2 million and 1.6% or $1.0 million, respectively, as compared to the prior year periods. This increase is aligned with our prospective student interest and supports positive growth within both CTU and AIU. Admissions expense remained relatively flat for the quarter and improved by 1.9% or $0.9 million for the year to date, as compared to the respective prior periods. An improvement in CTU’s admissions expense for the quarter and year to date of 3.6% or $0.4 million and 5.4% or $1.4 million, as compared to the respective prior year periods was partially offset by increases within AIU’s admissions expense of 3.2% or $0.3 million and 2.2% or $0.5 million, for the current quarter and year to date, respectively, as compared to prior periods.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2019	% of Segment Revenue	2018	% of Segment Revenue	2019	% of Segment Revenue	2018	% of Segment Revenue
Bad debt expense:
CTU	$5,432	5.6%	$4,260	4.6%	$11,629	6.0%	$8,748	4.7%
AIU	5,871	9.8%	2,856	5.9%	11,474	9.5%	5,399	5.3%
Total University Group	11,303	7.2%	7,116	5.0%	23,103	7.4%	14,147	4.9%
Corporate and Other	129	NM	(386)	NM	51	NM	(404)	NM
Total bad debt expense	$11,432	7.3%	$6,730	4.7%	$23,154	7.4%	$13,743	4.7%

          Bad debt expense increased by 69.9% or $4.7 million and 68.5% or $9.4 million for the current quarter and year to date, respectively, as compared to the prior year periods. The increased bad debt expense within both CTU and AIU for the current quarter and year to date was primarily driven by an increase in accounts receivable balances and an increase in reserve rates due to recent performance within each segment along with increases in accounts receivable write-offs as compared to the prior year periods within both CTU and AIU. CTU’s bad debt increased by 27.5% or $1.2 million and 32.9% or $2.9 million for the current quarter and year to date, respectively, as compared to the prior year periods. AIU’s bad debt increased by 105.6% or $3.0 million and 112.5% or $6.1 million for the current quarter and year to date, respectively, as compared to the prior year periods. The Company continues to focus on implementing improvements to processes related to collection efforts and completion of financial aid packages for students.

Operating Income

Operating income decreased by 98.4% or $11.1 million and 5.3% or $1.7 million for the current quarter and year to date, respectively, as compared to the prior year periods. The decrease was driven by a $30.0 million reserve recorded during the current quarter related to the FTC settlement as compared to settlement expenses of $6.0 million and $9.5 million in the prior year quarter and year to date, respectively, related to the Surrett matter. This impact was offset by increased revenue of 10.1% or $14.4 million and 8.3% or $24.2 million for the current quarter and year to date, respectively, as compared to the prior year periods, and reduced operating losses within Corporate and Other for both the current quarter and year to date, which includes losses relating to closed campuses. Excluding the impact of the FTC settlement, operating income for the current quarter and year to date generated within the University Group was primarily driven by increased revenue from overall growth in total student enrollments and an increase in revenue-earning days at AIU as compared to the prior year periods, partially offset with ongoing investments in technology and increased bad debt expense.

Provision for Income Taxes

For the quarter and year to date ended June 30, 2019, we recorded a provision for income taxes of $2.3 million or 129.3% and $8.7 million or 26.1%, respectively, as compared to a provision for income taxes of $2.9 million or 24.9% and $6.4 million or 19.4% for the respective prior year periods. The effective tax rate for the quarter and year to date ended June 30, 2019 was primarily impacted by a $2.4 million unfavorable adjustment related to the expected partial non-deductibility of the FTC settlement, which increased the effective tax rate for the quarter and year to date by 132.5% and 7.1%, respectively, and a $0.5 million net benefit associated with results of a Florida income tax audit which decreased the effective tax rate by 28.2% and 1.5%, respectively. The 2018 quarter and year to date effective tax rate was primarily impacted by tax reserves and the tax effect of stock-based compensation which decreased the effective tax rate by 2.1% and 6.7%, respectively. For the full year 2019, we expect our effective tax rate to be between 29.5% and 31%. As of December 31, 2018, we had $193.6 million of federal net operating loss carry forwards which will be partially used in 2019 to offset federal taxable income.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2019	2018	% Change	2019	2018	% Change	2019	2018
REVENUE:
CTU (1)	$96,555	$93,266	3.5%	$12,113	$27,116	-55.3%	12.5%	29.1%
AIU (2)	59,873	48,579	23.2%	(4,217)	(1,585)	-166.1%	-7.0%	-3.3%
Total University Group	156,428	141,845	10.3%	7,896	25,531	-69.1%	5.0%	18.0%
Corporate and other	-	-	NM	(5,938)	(2,000)	-196.9%	NM	NM
Closed campuses	13	191	NM	(1,774)	(12,228)	85.5%	NM	NM
Total Corporate and Other (3)	13	191	NM	(7,712)	(14,228)	45.8%	NM	NM
Total	$156,441	$142,036	10.1%	$184	$11,303	-98.4%	0.1%	8.0%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2019	2018	% Change	2019	2018	% Change	2019	2018
REVENUE:
CTU (1)	$193,612	$187,873	3.1%	$41,804	$54,301	-23.0%	21.6%	28.9%
AIU (2)	120,652	101,700	18.6%	4,095	2,551	60.5%	3.4%	2.5%
Total University Group	314,264	289,573	8.5%	45,899	56,852	-19.3%	14.6%	19.6%
Corporate and other	-	-	NM	(11,158)	(6,542)	-70.6%	NM	NM
Closed campuses	30	528	NM	(4,586)	(18,478)	75.2%	NM	NM
Total Corporate and Other (3)	30	528	NM	(15,744)	(25,020)	37.1%	NM	NM
Total	$314,294	$290,101	8.3%	$30,155	$31,832	-5.3%	9.6%	11.0%

_____________________

(1)	A reserve of $18.6 million was recorded within CTU related to the FTC settlement during the quarter ended June 30, 2019.
(2)	A reserve of $11.4 million was recorded within AIU related to the FTC settlement during the quarter ended June 30, 2019.
(3)	This category includes amounts that were historically reported within Corporate and Other prior to the segment change which occurred during the first quarter of 2019.

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended June 30,			For the Year to Date Ended June 30,			As of June 30,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
CTU	5,840	5,460	7.0%	11,850	10,720	10.5%	22,400	21,700	3.2%
AIU	3,250	3,260	-0.3%	8,620	5,650	52.6%	11,000	10,000	10.0%
Total University Group	9,090	8,720	4.2%	20,470	16,370	25.0%	33,400	31,700	5.4%

CTU. Current quarter and year to date revenue increased by 3.5% or $3.3 million and 3.1% or $5.7 million, respectively, as compared to the prior year periods. CTU experienced positive new student enrollment growth for the current quarter and year to date of 7.0% and 10.5%, respectively, as compared to the prior year periods, and increased total student enrollments by 3.2% as of the end of the quarter as compared to the prior year quarter. CTU’s new and total student enrollments were positively impacted by initiatives and investments in student-serving functions and technology enhancements, and supported by consistent levels of prospective student interest. Also contributing to the increase in student enrollments was the continued growth within the corporate partnership program.

Current quarter and year to date operating income for CTU decreased by 55.3% or $15.0 million and 23.0% or $12.5 million, respectively, as compared to the prior year periods, driven by a reserve recorded during the current quarter of $18.6 million related to the FTC settlement as well as increased bad debt expense, which was partially offset with the increase in revenue discussed above.

AIU. Current quarter and year to date revenue increased by 23.2% or $11.3 million and 18.6% or $19.0 million, respectively, as compared to the prior year periods. The revenue growth was supported by an increase of 10.0% in total student enrollments at the end of the quarter as compared to the prior year quarter. New student enrollments for the quarter were relatively flat as compared to the prior year quarter primarily due to approximately 17% less enrollment days during the second quarter as compared to the prior year quarter as a result of the academic calendar redesign. Enrollment days attributable to any given quarter are the available days during the quarter during which a prospective student may apply to start school during that quarter. The new student enrollments for the year to date improved by 52.6% as compared to the prior year period, which was impacted by approximately 18% more enrollment days as compared to the prior year to date. AIU’s new and total student enrollments were also positively impacted by consistent levels of prospective student interest and initiatives and investments in admissions and advising centers in Arizona and Illinois. AIU also experienced approximately 12% and 8% more revenue-generating days for the current quarter and year to date, respectively, as compared to the prior year periods.

Current quarter operating loss for AIU increased by 166.1% or $2.6 million as compared to the prior year quarter which was primarily driven by a reserve recorded during the current quarter of $11.4 million related to the FTC settlement as well as increased bad debt expense. Operating income for the current year to date improved by 60.5% or $1.5 million as compared to the prior year. The improvement in operating income for the year to date was driven by the increase in revenue offset with an increase in bad debt expense and the settlement recorded during the second quarter of 2019.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter and year to date improved by $6.5 million or 45.8% and $9.3 million or 37.1%, respectively, as compared to the prior year periods primarily driven by a reduction in operating losses of $10.5 million and $13.9 million for the current quarter and year to date, respectively, as compared to the prior year periods associated with our closed campuses. Excluding expenses associated with closed campuses, Corporate and Other expenses increased by $3.9 million for the current quarter and $4.6 million for the current year to date, as compared to the prior periods, driven by a benefit recorded in the prior year quarter of $2.5 million for recovery of past claims and increased legal fees relating to the FTC and Oregon arbitrations matters discussed further in Note 8 “Contingencies” to our unaudited condensed consolidated financial statements.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2019, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $280.2 million. Restricted cash as of June 30, 2019 was approximately $0.3 million and includes restricted cash to provide securitization for letters of credit. Our cash flows from operating activities have been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during 2019. The expectation is based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “2019 Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

In 2019, we entered into an agreement to acquire substantially all of the assets of Trident University International (“Trident”). Trident is a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Under the terms of the agreement, we have agreed to pay a cash purchase price in the range of $35 million to $44 million depending on Trident’s actual financial results measured in terms of its revenue and EBITDA during a 12-month period prior to closing. We will also reimburse the seller for certain employee related expenses, the amount of which will be finalized at closing. In addition, the parties have agreed to a working capital adjustment based on the final closing balance sheet and that

$4.0 million of the purchase price will be set aside in an escrow account to secure indemnification obligations of the seller after closing. The purchase price is expected to be funded fully using the Company’s available cash balances. The acquisition of Trident is expected to be immediately accretive to the Company’s earnings after closing. The transaction is expected to close by the end of 2019, subject to necessary regulatory approvals and customary representations, warranties, covenants and closing conditions.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2019 and 2018, net cash flows provided by operating activities totaled $53.4 million and $14.8 million, respectively. The improvement in cash flow from operations as compared to the prior year is primarily driven by improved operating performance within CTU and AIU and reduction of losses at our teach-out campuses.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the year to date ended June 30, 2019 and 2018, approximately 80% and 78%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the year to date ended June 30, 2019, net cash flows used in investing activities totaled $32.3 million compared to net cash flows provided by investing activities of $2.4 million for the prior year to date.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $30.9 million and a $5.1 million net cash inflow during the years to date ended June 30, 2019 and 2018, respectively.

Capital Expenditures. Capital expenditures decreased to $1.4 million for the year to date ended June 30, 2019 as compared to $2.7 million for year to date ended June 30, 2018. Capital expenditures represented less than 1.0% of total revenue for each of the years to date ended June 30, 2019 and 2018. For the full year 2019, we expect capital expenditures to be approximately 1% to 2% of revenue.

Financing Cash Flows

During the years to date ended June 30, 2019 and 2018, net cash flows used in financing activities totaled $2.4 million and $2.0 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.6 million for the year to date ended June 30, 2019 and $3.2 million for the prior year to date.

Credit Agreement. On December 27, 2018, we entered into a $50.0 million credit agreement with BMO Harris Bank N.A., in its capacities as the sole lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The revolving credit facility under the credit agreement is scheduled to mature on January 20, 2022. Amounts borrowed under the credit agreement are required to be 100% secured with cash and marketable securities with the bank. The credit agreement, which includes certain financial covenants, requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. As of June 30, 2019, we had no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the credit agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2018 to June 30, 2019 were as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$280,236	$229,159	22%
NON-CURRENT ASSETS:
Right of use asset	40,049	-	NM
Deferred income tax assets, net	72,415	81,628	-11%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	13,390	-	NM
Accrued expenses - other	39,496	19,668	101%
NON-CURRENT LIABILITIES:
Lease liability-operating	42,215	-	NM
Deferred rent obligations	-	12,745	NM
Other non-current liabilities	9,854	17,493	-44%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in total revenue within CTU and AIU during the current year partially offset with cash outflows related to the attorney general settlement payments and annual long-term incentive compensation payments during the current year to date.

Right of use asset: The increase is due to a change in accounting for lease assets under ASC Topic 842 as of January 1, 2019.

Deferred income tax assets, net: The decrease is driven by the usage of deferred tax assets associated with the offset of income taxes payable.

Lease liability-operating, current: The increase is due to a change in accounting for lease liabilities under ASC Topic 842 as of January 1, 2019.

         Accrued expenses – other: The increase is driven by the recording of a $30.0 million reserve during the second quarter of 2019 relating to the FTC settlement.

Lease liability-operating, non-current: The increase is due to a change in accounting for lease liabilities under ASC Topic 842 as of January 1, 2019.

Deferred rent: The decrease is driven by the offset of deferred rent liabilities against the right of use asset upon adoption of ASC Topic 842 as of January 1, 2019.

          Other non-current liabilities: The decrease is driven by $5.1 million of unused space charges offset against the right of use asset upon adoption of ASC Topic 842.

Contractual Obligations

As of June 30, 2019, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2019 (5)	2020	2021	2022	2023 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$5,098	$12,393	$10,339	$8,652	$22,364	$58,846
Closed campuses (3)	2,333	4,069	1,064	-	-	7,466
Total gross operating lease obligations	$7,431	$16,462	$11,403	$8,652	$22,364	$66,312

Sublease income (4)
Ongoing operations (2)	$409	$860	$764	$777	$330	$3,140
Closed campuses (3)	1,146	1,905	317	-	-	3,368
Total sublease income	$1,555	$2,765	$1,081	$777	$330	$6,508

Net operating lease obligations
Ongoing operations (2)	$4,689	$11,533	$9,575	$7,875	$22,034	$55,706
Closed campuses (3)	1,187	2,164	747	-	-	4,098
Total net contractual lease obligations	$5,876	$13,697	$10,322	$7,875	$22,034	$59,804

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include CTU, AIU and Corporate.
(3)	Amounts relate to closed campuses.
(4)	Amounts provided are for executed sublease arrangements.
(5)	Amounts provided are for liabilities as of June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk. We had no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available for sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we utilize asset managers who conduct initial and ongoing credit analysis on our investment portfolio and monitor that all investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline.

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2019, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of June 30, 2019, we had no outstanding borrowings under this facility.

During 2019 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of June 30, 2019 and December 31, 2018. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings or to foreign currency fluctuations is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2018				$183,296,772
January 1, 2019—January 31, 2019	-	$-	-	183,296,772
February 1, 2019—February 28, 2019	-	-	-	183,296,772
March 1, 2019—March 31, 2019	155,137	16.32	-	183,296,772
April 1, 2019—April 30, 2019	-	-	-	183,296,772
May 1, 2019—May 31, 2019	-	-	-	183,296,772
June 1, 2019—June 30, 2019	1,580	19.58	-	183,296,772
Total	156,717		-

(1)

Includes 119,766 and 36,951 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)

As of June 30, 2019, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 5.	Other Information

Modification to 2018 Ownership Equity Awards

As previously disclosed, on December 14, 2018, the Compensation Committee (the “Committee”) of the Company’s Board of Directors granted performance-based restricted stock units (“RSUs”) under the Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) to certain eligible employees, including executive officers of the Company. These awards, referred to as Ownership Equity Awards (“OEA”), were designed to continue to foster an ownership culture at the Company while focusing on achieving the Company’s financial goals, delivering on its strategic objective to support student retention and academic outcomes and retaining talent to increase long-term stockholder value. The Committee determined to make these awards to drive continued progress on the Company’s objective of sustainable and responsible growth given that the Company was completing the teach-out of all of the campuses in its former All Other Campuses segment by the end of 2018.

The 2018 OEA grants (other than those made to Todd Nelson and Ashish Ghia, the Company’s Chief Executive Officer and Chief Financial Officer, respectively) are eligible to vest 85% subject to the achievement of a rigorous two-year adjusted EBITDA performance goal for 2019-20. The 2018 OEA grants to Messrs. Nelson and Ghia are eligible to vest 70% subject to the achievement of the same rigorous two-year adjusted EBITDA performance goal for 2019-20. The rigorous nature of the two-year adjusted

EBITDA performance goal for 2019-20 when established in December 2018 is evidenced by the Company’s determination under FASB ASC 718 that as of the grant date the probable outcome was that the performance goal would not be achieved.

On August 6, 2019, the Committee approved a revised two-year adjusted EBITDA performance goal for 2019-20 for the 2018 OEA grants. The Committee determined to lower the adjusted EBITDA performance goal by 5% taking into consideration current operational expectations and in order to continue to motivate and retain the eligible employees who received the 2018 OEA grants. The revised performance goal continues to be a rigorous goal as evidenced by the Company’s determination under FASB ASC 718 that as of the modification date the probable outcome was that the revised performance goal would not be achieved.

The new student retention performance measure and minimum threshold level of adjusted EBITDA performance applicable for the nine months ended September 30, 2021 remain unchanged, as does the market-based performance goal applicable to 15% of the 2018 OEA grants to Messrs. Nelson and Ghia.

Please see the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018 and the Compensation Discussion and Analysis in the Company’s 2019 Proxy Statement filed with the SEC on March 22, 2019 for additional information regarding the 2018 OEA grants.

Change to Named Executive Officer Compensation

On August 2, 2018, the Committee approved a 6.7% base salary increase for Ashish Ghia, the Company’s Chief Financial Officer, to $400,000, effective August 5, 2019.

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

+101

The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2019, filed with the SEC on August 7, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three and six months ended June 30, 2019 and June 30, 2018, (iii) the Unaudited Condensed Consolidated Statements of Stocholders' Equity for the three and six months ended June 30, 2019 and June 30, 2018, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 7, 2019	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)