Form 10-Q
period 2019-09-30
CAREER EDUCATION CORP
filed 2019-11-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of November 1, 2019: 70,377,310

CAREER EDUCATION CORPORATION

FORM 10-Q

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$47,411	$32,394
Restricted cash	30,000	337
Short-term investments	234,415	196,428
Total cash and cash equivalents, restricted cash and short-term investments	311,826	229,159
Student receivables, net of allowance for doubtful accounts of $27,075 and $23,307 as of September 30, 2019 and December 31, 2018, respectively	29,913	28,751
Receivables, other, net	1,336	2,567
Prepaid expenses	7,645	7,771
Inventories	665	763
Other current assets	1,640	437
Total current assets	353,025	269,448

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $197,070 and $198,052 as of September 30, 2019 and December 31, 2018, respectively	26,698	30,048
Right of use asset	52,016	-
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 as of both September 30, 2019 and December 31, 2018	7,900	7,900
Student receivables, net of allowance for doubtful accounts of $1,922 and $1,529 as of September 30, 2019 and December 31, 2018, respectively	1,131	942
Deferred income tax assets, net	65,363	81,628
Other assets	5,140	4,993
Assets of discontinued operations	178	178
TOTAL ASSETS	$598,807	$482,493
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$12,109	$-
Accounts payable	11,044	9,195
Accrued expenses:
Payroll and related benefits	25,019	24,530
Advertising and marketing costs	11,896	9,300
Income taxes	1,675	1,472
Other	46,610	19,668
Deferred revenue	23,784	32,351
Liabilities of discontinued operations	3	536
Total current liabilities	132,140	97,052

NON-CURRENT LIABILITIES:
Lease liability-operating	54,904	-
Deferred rent obligations	-	12,745
Other liabilities	9,819	17,493
Total non-current liabilities	64,723	30,238

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 85,876,510 and 85,173,686 shares issued, 70,312,424 and 69,772,910 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	859	852
Additional paid-in capital	633,536	628,295
Accumulated other comprehensive gain (loss)	386	(298)
Accumulated deficit	(9,445)	(52,946)
Treasury stock, at cost; 15,564,086 and 15,400,776 shares as of September 30, 2019 and December 31, 2018, respectively	(223,392)	(220,700)
Total stockholders' equity	401,944	355,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$598,807	$482,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2019	2018	2019	2018
REVENUE:
Tuition and fees	$154,291	$144,882	$467,298	$433,736
Other	668	808	1,955	2,055
Total revenue	154,959	145,690	469,253	435,791

OPERATING EXPENSES:
Educational services and facilities	25,318	27,201	76,995	84,437
General and administrative	103,063	96,842	331,057	293,190
Depreciation and amortization	2,284	2,364	6,752	7,049
Total operating expenses	130,665	126,407	414,804	384,676
Operating income	24,294	19,283	54,449	51,115

OTHER INCOME:
Interest income	1,698	950	4,730	2,326
Interest expense	(43)	(108)	(125)	(323)
Miscellaneous income	97	32	368	225
Total other income	1,752	874	4,973	2,228

PRETAX INCOME	26,046	20,157	59,422	53,343
Provision for income taxes	7,653	5,089	16,362	11,527
INCOME FROM CONTINUING OPERATIONS	18,393	15,068	43,060	41,816

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(159)	(211)	(594)	(706)

NET INCOME	18,234	14,857	42,466	41,110

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(113)	(21)	(130)	(103)
Unrealized gain (loss) on investments	44	106	814	(4)
Total other comprehensive (loss) income	(69)	85	684	(107)
COMPREHENSIVE INCOME	$18,165	$14,942	$43,150	$41,003

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.26	$0.21	$0.62	$0.60
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income per share	$0.26	$0.21	$0.61	$0.59

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.25	$0.21	$0.60	$0.59
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income per share	$0.25	$0.21	$0.59	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,142	69,737	70,029	69,542
Diluted	72,142	71,790	71,901	71,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, July 1, 2019	85,668	$857	(15,558)	$(223,263)	$630,878	$455	$(27,679)	$381,248
Net income	-	-	-	-	-	-	18,234	18,234
Foreign currency translation	-	-	-	-	-	(113)	-	(113)
Unrealized gain on investments	-	-	-	-	-	44	-	44
Share-based compensation expense	-	-	-	-	1,516	-	-	1,516
Common stock issued	209	2	(6)	(129)	1,142	-	-	1,015
BALANCE, September 30, 2019	85,877	$859	(15,564)	$(223,392)	$633,536	$386	$(9,445)	$401,944

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, July 1, 2018	85,115	$851	(15,392)	$(220,573)	$624,869	$(356)	$(81,874)	$322,917
Net income	-	-	-	-	-	-	14,857	14,857
Foreign currency translation	-	-	-	-	-	(21)	-	(21)
Unrealized gain on investments	-	-	-	-	-	106	-	106
Share-based compensation expense	-	-	-	-	1,445	-	-	1,445
Common stock issued	44	1	(6)	(95)	437	-	-	343
BALANCE, September 30, 2018	85,159	$852	(15,398)	$(220,668)	$626,751	$(271)	$(67,017)	$339,647

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, January 1, 2019	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	42,466	42,466
Foreign currency translation	-	-	-	-	-	(130)	-	(130)
Unrealized gain on investments	-	-	-	-	-	814	-	814
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Share-based compensation expense	-	-	-	-	3,922	-	-	3,922
Common stock issued	703	7	(163)	(2,692)	1,319	-	-	(1,366)
BALANCE, September 30, 2019	85,877	$859	(15,564)	$(223,392)	$633,536	$386	$(9,445)	$401,944

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
BALANCE, January 1, 2018	84,280	$843	(15,162)	$(217,355)	$621,008	$(164)	$(108,127)	$296,205
Net income	-	-	-	-	-	-	41,110	41,110
Foreign currency translation	-	-	-	-	-	(103)	-	(103)
Unrealized loss on investments	-	-	-	-	-	(4)	-	(4)
Share-based compensation expense	-	-	-	-	4,144	-	-	4,144
Common stock issued	879	9	(236)	(3,313)	1,599	-	-	(1,705)
BALANCE, September 30, 2018	85,159	$852	(15,398)	$(220,668)	$626,751	$(271)	$(67,017)	$339,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year to Date Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,466	$41,110
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	6,752	7,049
Bad debt expense	32,028	21,579
Compensation expense related to share-based awards	3,922	4,143
Deferred income taxes	16,265	11,174
Changes in operating assets and liabilities	(16,042)	(66,760)
Net cash provided by operating activities	85,391	18,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(418,156)	(190,726)
Sales of available-for-sale investments	382,022	191,555
Purchases of property and equipment	(3,220)	(3,952)
Other	9	-
Net cash used in investing activities	(39,345)	(3,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,326	1,608
Payments of employee tax associated with stock compensation	(2,692)	(3,313)
Net cash used in financing activities	(1,366)	(1,705)

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,680	13,467
CASH AND CASH EQUIVALENTS, beginning of the period	32,731	18,899
CASH AND CASH EQUIVALENTS, end of the period	$77,411	$32,366

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

          Effective January 1, 2019, we have implemented FASB ASC Topic 842 – Leases. This guidance supersedes all previously issued lease guidance. As a result of this change in accounting guidance, we updated our lease policies and disclosures. The guidance under Topic 842 impacts accounting for leases with the most significant impact primarily related to our accounting for real estate leases and real estate subleases. The guidance under Topic 842 significantly impacts our presentation of financial condition and disclosures, but did not have significant impact to our results of operations. We now have a material amount reported as a right of use asset and lease liability related to these leases reported on our unaudited condensed consolidated balance sheet. Prior period amounts have not been restated in accordance with ASC 842’s modified retrospective approach. See Note 7 “Leases” for further information.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. In April 2019, the FASB issued ASU 2019-04, Codification improvements to Topic 326, introducing the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. Additionally, in May 2019, the FASB issued ASU No. 2019-05, providing targeted transition relief to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. For all public business entities, ASU 2016-13 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted for all organizations for annual periods and interim periods beginning after December 15, 2018. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,078	$3	$-	$1,081
Non-governmental debt securities	212,120	490	(54)	212,556
Treasury and federal agencies	20,788	4	(14)	20,778
Total short-term investments (available for sale)	233,986	497	(68)	234,415

	December 31, 2018
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$179,393	$35	$(337)	$179,091
Treasury and federal agencies	17,417	5	(85)	17,337
Total short-term investments (available for sale)	$196,810	$40	$(422)	$196,428

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

As of September 30, 2019, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,081	$-	$1,081
Non-governmental debt securities	15,000	197,556	-	212,556
Treasury and federal agencies	-	20,778	-	20,778
Totals	$15,000	$219,415	$-	$234,415

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$20,000	$159,091	$-	$179,091
Treasury and federal agencies	-	17,337	-	17,337
Totals	$20,000	$176,428	$-	$196,428

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of September 30, 2019, our investment in an equity affiliate equated to a 30.7%, or $2.6 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During each of the quarters ended September 30, 2019 and 2018, we recorded less than $0.1 million of gain and during the years to date ended September 30, 2019 and September 30, 2018, we recorded less than $0.1 million of gain and $0.1 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income on our unaudited condensed consolidated statements of income and comprehensive income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid to CCKF for the quarters and years to date ended September 30, 2019 and 2018 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2019	$338
For the quarter ended September 30, 2018	$355
For the year to date ended September 30, 2019	$1,045
For the year to date ended September 30, 2018	$1,108

Credit Agreement

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. As of September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source (dollars in thousands):

	For the Quarter Ended September 30, 2019				For the Quarter Ended September 30, 2018
	CTU	AIU	Corporate and Other(3)	Total	CTU	AIU	Corporate and Other(3)	Total
Tuition	$90,256	$56,383	$-	$146,639	$89,121	$50,349	$64	$139,534
Technology fees	4,789	2,360	-	7,149	2,823	1,953	-	4,776
Other miscellaneous fees(1)	384	119	-	503	426	145	1	572
Total tuition and fees	95,429	58,862	-	154,291	92,370	52,447	65	144,882
Other revenue(2)	609	45	14	668	745	57	6	808
Total revenue	$96,038	$58,907	$14	$154,959	$93,115	$52,504	$71	$145,690

	For the Year to Date Ended September 30, 2019				For the Year to Date Ended September 30, 2018
	CTU	AIU	Corporate and Other(3)	Total	CTU	AIU	Corporate and Other(3)	Total
Tuition	$273,777	$171,954	$-	$445,731	$269,146	$148,134	$555	$417,835
Technology fees	12,828	7,129	-	19,957	8,554	5,577	-	14,131
Other miscellaneous fees(1)	1,271	339	-	1,610	1,415	335	20	1,770
Total tuition and fees	287,876	179,422	-	467,298	279,115	154,046	575	433,736
Other revenue(2)	1,774	137	44	1,955	1,873	158	24	2,055
Total revenue	$289,650	$179,559	$44	$469,253	$280,988	$154,204	$599	$435,791

__________________

(1)	Other miscellaneous fees include graduation fees and activity fees.
(2)	Other revenue primarily includes contract training revenue and bookstore and laptop sales.
(3)	Revenue recorded within Corporate and Other relates to closed campuses which are now reported within this category.

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

Due to the short-term nature of our academic terms, the contract asset balance which exists at the beginning of each quarter will no longer be a contract asset at the end of that quarter. The decrease in contract asset balances are a result of one of the following: it becomes a student receivable balance once a student reaches the point in a student’s academic term where the amount billed is no longer refundable to the student; a refund to withdrawn students for the portion entitled to be refunded under each institutions’ refund policy; we receive funds to apply against the contract asset balance; or a student makes a change in the number of classes they are enrolled which may cause an adjustment to their previously billed amount. As of the end of each quarter, a new contract asset is determined on a student by student basis based on the most recently started term and a student’s progress within that term as compared to the date at which the student is no longer entitled to a refund under each institution’s refund policy.

The amount of contract assets which are being offset with deferred revenue balances as of September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	As of
	September 30, 2019	December 31, 2018
Gross deferred revenue	$35,611	$51,694
Gross contract assets	(11,827)	(19,343)
Deferred revenue, net	$23,784	$32,351

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Quarter Ended September 30, 2019				For the Quarter Ended September 30, 2018
	CTU	AIU	Corporate and Other(2)	Total	CTU	AIU	Corporate and Other(2)	Total
Gross deferred revenue, July 1,	$25,825	$19,976	$-	$45,801	$23,754	$13,436	$70	$37,260
Revenue earned from balances existing as of July 1,	(23,375)	(16,970)	-	(40,345)	(21,533)	(11,341)	(47)	(32,921)
Billings during period(1)	96,863	47,310	-	144,173	93,277	73,852	63	167,192
Revenue earned for new billings during the period	(72,054)	(41,892)	-	(113,946)	(70,837)	(41,106)	(18)	(111,961)
Other adjustments	(146)	74	-	(72)	(266)	(500)	(25)	(791)
Gross deferred revenue, September 30,	$27,113	$8,498	$-	$35,611	$24,395	$34,341	$43	$58,779

	For the Year to Date Ended September 30, 2019				For the Year to Date Ended September 30, 2018
	CTU	AIU	Corporate and Other(2)	Total	CTU	AIU	Corporate and Other(2)	Total
Gross deferred revenue, January 1,	$24,250	$27,444	$-	$51,694	$23,933	$15,507	$104	$39,544
Revenue earned from balances existing as of January 1,	(22,289)	(21,779)	-	(44,068)	(22,192)	(14,310)	(104)	(36,606)
Billings during period(1)	289,803	159,711	-	449,514	279,374	173,244	558	453,176
Revenue earned for new billings during the period	(265,587)	(157,643)	-	(423,230)	(256,923)	(139,736)	(471)	(397,130)
Other adjustments	936	765	-	1,701	203	(364)	(44)	(205)
Gross deferred revenue, September 30,	$27,113	$8,498	$-	$35,611	$24,395	$34,341	$43	$58,779

______________

(1)	Billings during period includes adjustments for prior billings.
(2)	Revenue recorded within Corporate and Other relates to closed campuses which are now reported within this category.

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

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $1.1 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.4 million of revenue for each of the quarters ended September 30, 2019 and 2018, and $0.9 million and $1.1 million for the years to date ended September 30, 2019 and 2018, respectively, for payments received from withdrawn students.

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

For the quarters and years to date ended September 30, 2019 and 2018, we received a majority of our institutions’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships which represents a substantial portion of our consolidated revenues and are all low risk of collectability.

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

Student Receivables Under Extended Payment Plans

As of September 30, 2019 and December 31, 2018, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for doubtful accounts, was $1.1 million and $0.9 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the quarter ended September 30, 2019	$30,730	$8,888	$(10,621)	$28,997
For the quarter ended September 30, 2018	$24,268	$7,932	$(8,649)	$23,551
For the year to date ended September 30, 2019	$24,836	$32,042	$(27,881)	$28,997
For the year to date ended September 30, 2018	$22,534	$21,675	$(20,658)	$23,551

(1)

Charges to expense include an offset for recoveries of amounts previously written off of $0.6 million and $1.8 million for the quarters ended September 30, 2019 and 2018, respectively, and $2.0 million and $4.3 million for the years to date ended September 30, 2019 and 2018, respectively.

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

Quantitative lease information

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended September 30, 2019	For the Year to Date Ended September 30, 2019
Lease expenses (1)
Fixed lease expenses - operating (1)	$3,046	$9,751
Variable lease expenses - operating (1)	2,196	6,830
Sublease income (1)	(1,075)	(3,332)
Total lease expenses (1)	4,167	13,249

Other information
Gross operating cash flows for operating leases (2)	$(7,400)	$(25,503)
Operating cash flows from subleases (2)	1,112	3,417

		As of September 30, 2019
Weighted average remaining lease term (in months) – operating leases		79
Weighted average discount rate – operating leases		5.2%

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

Gross Lease Obligations

As of September 30, 2019, future minimum lease payments under operating leases which are included in lease liabilities on our condensed consolidated balance sheet for continuing operations are as follows (dollars in thousands):

Operating Leases Total

2019 (1)	$2,451
2020	17,390
2021	13,505
2022	11,331
2023 and thereafter	35,821
Total	$80,498
Less: imputed interest	13,485
Present value of future minimum lease payments	67,013
Less: current lease liabilities	12,109
Non-current lease liabilities	$54,904

__________________

  (1)  Amounts provided are for liabilities remaining as of September 30, 2019.

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

Subleases

For certain of our leased locations, primarily those related to our closed campuses, we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have 12 subleases within eight leased facilities with terms ranging from two to four years. We have recognized sublease income of $1.1 million and $3.3 million for the quarter and year to date ended September 30, 2019, respectively, as on offset to lease expense on our unaudited condensed consolidated statement of income and comprehensive income.

As of September 30, 2019, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, is as follows (dollars in thousands):

Operating Subleases Total
2019 (1)	$649
2020	2,765
2021	1,081
2022	777
2023 and thereafter	330
Total	$5,602

_____________________

(1)	Sublease receivables remaining as of September 30, 2019.

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

Of our nine leases related to our ongoing operations which consist of administrative offices and university locations, we are not reasonably certain that we will extend or terminate any of those leases. For the eight remaining leases that have been vacated related to our closed campuses, we are not reasonably certain to exercise any options to extend or terminate any leases.

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

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $37.5 million and $6.1 million at September 30, 2019 and December 31, 2018, respectively, is presented within current liabilities – other accrued expenses on our condensed consolidated balance sheets.

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

Oregon Arbitrations. There were approximately 310 remaining active individual arbitration claims which were filed against Western Culinary Institute, Ltd. (“WCI”) from March through July 2018, all of which are being administered by the American Arbitration Association. These individual arbitrations involve students who attended WCI from approximately 2008 to 2010. Each arbitration seeks monetary damages and alleges that WCI made a variety of misrepresentations to the individual student filing the arbitration, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. The institution is no longer in operation and closed in 2017.

The Company entered into a letter of intent as of September 26, 2019 to settle these approximately 310 remaining individual arbitration claims. The settlement, which will be in the form of a class settlement, is for a total amount of $7.1 million which includes all attorneys’ fees and costs. On October 9, 2019, a motion to certify the settlement class was filed in circuit court in Oregon. The Company makes no admission of liability pursuant to the terms of the settlement. The settlement is subject to final court approval. Payment of the $7.1 million will be made after final court approval, which the Company currently expects to occur in the first quarter of 2020. Unless they opt out, all claims against the Company alleged in the cases by settlement class members will be dismissed with prejudice. The Company will have the option of withdrawing from the settlement if a specified number of individuals opt out of the settlement.

The Company’s financial statements for the quarter ended September 30, 2019 reflect a reserve of $7.1 million related to this matter. The one-time settlement expense is expected to result in substantial net savings for the Company compared to the significant long-term cost of participating in multiple individual arbitrations.

FTC. As previously disclosed, on July 26, 2019, the Company and certain operating subsidiaries executed a settlement agreement (the “FTC Agreement”) with the U.S. Federal Trade Commission (“FTC”) to resolve the inquiry commenced by the FTC on August 20, 2015. The FTC Agreement which is in the form of a Stipulation as to Entry of an Order for Permanent Injunction and Monetary Judgment became effective upon its entry as an Order in the United States District Court of the Northern District of Illinois on October 9, 2019. As of September 30, 2019, the Company’s condensed consolidated balance sheet reflects restricted cash of approximately $30.0 million held in an escrow account and a reserve of $30.0 million related to this matter. The escrow account funds were distributed to the FTC after entry of the district court’s Order.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2019	2018	2019	2018
Pretax income	$26,046	$20,157	$59,422	$53,343
Provision for income taxes	$7,653	$5,089	$16,362	$11,527
Effective rate	29.4%	25.2%	27.5%	21.6%

As of December 31, 2018, a valuation allowance of $48.0 million was maintained with respect to our foreign tax credits, state net operating losses and Illinois edge credits. During the quarter ended June 30, 2019, the valuation allowance was reduced by $0.8 million to reflect the results of a Florida income tax audit and the realizability of that state’s net operating loss carryforward. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $47.2 million valuation allowance against our foreign tax credits, state net operating losses and Illinois edge credits as of September 30, 2019.

The effective tax rate for the quarter and year to date ended September 30, 2019 reflects the tax effect of the partial non-deductibility of the FTC settlement, which increased the effective tax rate for the quarter and year to date by 5.7% and 6.5%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2019 was impacted by the tax effect of stock-based compensation and net adjustments that increased the state deferred tax asset. The year to date effective tax rate also includes the release of previously recorded tax reserves. The effect of these discrete items decreased the current effective tax rate for the quarter and year to date by 2.4% and 4.8%, respectively. For the quarter and year to date ended September 30, 2018, the effective tax rate reflects the tax effect of expenses that are not deductible for tax purposes and other adjustments which on a relative basis are a higher percentage of projected full-year earnings. The effective rate for the quarter and year to date ended September 30, 2018 includes the impact of tax reserves, the tax effect of stock-based compensation and adjustments to increase the state deferred tax asset. The effect of these discrete items decreased the effective tax rate for the quarter and year to date by 2.7% and 5.2%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.6 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2019 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2019, we had accrued $1.8 million as an estimate for reasonably possible interest and accrued penalties.

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

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of September 30, 2019, there were approximately 1.8 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.8 million shares issuable upon exercise of outstanding options and (ii) 2.5 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of September 30, 2019. Additionally, as of September 30, 2019 under the previous Career Education Corporation 2008 Incentive Compensation Plan, there were approximately 1.7 million shares issuable upon exercise of outstanding options and 0.2 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan effective May 24, 2016. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of September 30, 2019, we estimate that compensation expense of approximately $16.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options and restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash and cash-based performance unit awards and excludes any estimates of forfeitures. This amount generally does not include expense associated with performance-based restricted stock unit awards granted in the fourth quarter of 2018 as the Company does not currently believe it is probable that it will meet the performance goals.

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

Stock option activity during the year to date ended September 30, 2019 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2018	2,818	$9.59
Granted	42	21.29
Exercised	(194)	5.73
Cancelled	(164)	22.62
Outstanding as of September 30, 2019	2,502	$9.23
Exercisable as of September 30, 2019	1,947	$9.01

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock which are not “performance-based” generally vest 25% per year over a four-year service period. Restricted stock units which are “performance-based” are subject to performance or market conditions that, even if the requisite service period is met, may reduce the number of units of restricted stock that vest at the end of the requisite service period or result in all units being forfeited. The performance-based restricted stock units generally vest three years after the grant date.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the year to date ended September 30, 2019 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018 (1)	2,017	$12.70
Granted	428	21.31
Vested	(493)	6.11
Forfeited	(23)	11.42
Outstanding as of September 30, 2019	1,929	$16.31

__________________

(1)

The weighted average grant-date fair value per unit as of December 31, 2018 reflects an adjusted fair value per unit from $10.59 to $12.70 due to the modification of grants approved by the Board of Directors during the current quarter for our performance-based grants granted on December 14, 2018.

          Deferred Stock Units to be Settled in Stock. We granted deferred stock units to our non-employee directors. The deferred stock units are to be settled in shares of stock. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participants does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant.

The following table summarizes information with respect to all deferred stock units during the year to date ended September 30, 2019 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018 (1)	76	$4.44
Granted	-	-
Vested (2)	(3)	5.56
Forfeited	-	-
Outstanding as of September 30, 2019 (1)	73	$4.39

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.
(2)	Includes previously vested awards which were released during the current period.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the year to date ended September 30, 2019 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2018	213
Granted	-
Vested	(125)
Forfeited	(2)
Outstanding as of September 30, 2019	86

          Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $1.8 million and $2.0 million of expense for the years to date ended September 30, 2019 and September 30, 2018, respectively, for all cash-settled restricted stock units, of which $0.3 million and $0.4 million was recorded during the quarters to date ended September 30, 2019 and September 30, 2018, respectively.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters and years to date ended September 30, 2019 and 2018 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2019	2018	2019	2018
Stock options	$400	$516	$1,260	$1,423
Restricted stock units settled in stock	1,113	924	2,651	2,707
Restricted stock units settled in cash	340	435	1,777	1,997
Total stock-based compensation expense	$1,853	$1,875	$5,688	$6,127

Performance Unit Awards. Performance unit awards granted during 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of CEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending on December 31, 2019. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our unaudited condensed consolidated statements of income and comprehensive income in the current period. We recorded $2.9 million and $2.5 million of expense related to these awards for the years to date September 30, 2019 and September 30, 2018, respectively, with $0.8 million and $0.9 million of expense for the quarters ended September 30, 2019 and September 30, 2018, respectively.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2019 and 2018 were as follows:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2019	2018	2019	2018
Basic common shares outstanding	70,142	69,737	70,029	69,542
Common stock equivalents	2,000	2,053	1,872	1,883
Diluted common shares outstanding	72,142	71,790	71,901	71,425

For the quarters and years to date ended September 30, 2019 and 2018, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.3 million and 0.8 million shares for the quarters ended September 30, 2019 and 2018, respectively, and 0.7 million and 0.8 million shares for the years to date ended September 30, 2019 and 2018, respectively.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of a postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our strategic plan. As of September 30, 2019, our two segments are:

♦

Colorado Technical University (CTU) places a strong focus on providing industry-relevant degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce and offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats which combine campus-based and online education. As of September 30, 2019, students enrolled at CTU represented approximately 62% of our total enrollments. Approximately 94% of CTU’s enrollments are fully online.

♦

American InterContinental University (AIU) focuses on helping non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats which combine campus-based and online education. As of September 30, 2019, students enrolled at AIU represented approximately 38% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,

	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
CTU	$96,038	62.0%	$93,115	63.9%	$29,926	$26,261
AIU	58,907	38.0%	52,504	36.0%	7,341	1,070
Total University Group	154,945	100.0%	145,619	100.0%	37,267	27,331
Corporate and Other (1)	14	NM	71	0.0%	(12,973)	(8,048)
Total	$154,959	100.0%	$145,690	100.0%	$24,294	$19,283

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2019	% of Total	2018	% of Total	2019	2018
CTU (2)	$289,650	61.7%	$280,988	64.5%	$71,730	$80,562
AIU (3)	179,559	38.3%	154,204	35.4%	11,436	3,621
Total University Group	469,209	100.0%	435,192	99.9%	83,166	84,183
Corporate and Other (1)	44	NM	599	0.1%	(28,717)	(33,068)
Total	$469,253	100.0%	$435,791	100.0%	$54,449	$51,115

	Total Assets as of (4)
	September 30, 2019	December 31, 2018
CTU	$100,527	$76,713
AIU	79,039	59,133
Total University Group	179,566	135,846
Corporate and Other (1)	419,063	346,469
Discontinued Operations	178	178
Total	$598,807	$482,493

(1)

Corporate and Other includes results of operations for closed campuses. A reserve of $7.1 million was recorded during the current quarter within Corporate and Other for the Oregon arbitration matter related to previously closed campuses.

(2)	A reserve of $18.6 million was recorded within CTU related to the FTC settlement during the year to date ended September 30, 2019.
(3)	A reserve of $11.4 million was recorded within AIU related to the FTC settlement during the year to date ended September 30, 2019.
(4)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

13. DISCONTINUED OPERATIONS

As of September 30, 2019, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal are classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we have not had any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

The summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2019	2018	2019	2018
Total operating expenses	$208	$277	$775	$922
Loss before income tax	$(208)	$(277)	$(775)	$(922)
Benefit from income tax	(49)	(66)	(181)	(216)
Loss from discontinued operations, net of tax	$(159)	$(211)	$(594)	$(706)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 include the following (dollars in thousands):

	September 30,	December 31,
	2019	2018
Assets:
Non-current assets:
Deferred income tax assets, net	178	178
Total assets of discontinued operations	$178	$178
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$3	$51
Remaining lease obligations	-	485
Total current liabilities	3	536
Total liabilities of discontinued operations	$3	$536

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the impact of recently effective and recently adopted “borrower defense to repayment” regulations;
•

rulemaking by ED or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions (in particular as these risks and uncertainties may be exacerbated leading up to and following the 2020 presidential election);

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

2019 Third Quarter Overview

Third quarter 2019 (“current quarter”) results were supported by positive operating trends across both of our universities. We continue to make further investments in student-serving processes, technology and data analytics with the goal of improving student experiences, retention and academic outcomes while also benefitting our operating processes and financial results. Additionally, we continue to see consistent levels of prospective student interest that are being well served by our admissions and advising support centers. Although these investments have mostly annualized, we are increasingly using technology and data analytics to optimize our student enrollment, onboarding and learning processes.

For the third quarter of 2019, new student enrollments within the University Group increased 4.7% as compared to the prior year quarter and increased 16.2% for the current year to date as compared to the prior year to date. The increases in new student enrollments drove an increase in total enrollments of 6.1% as of the end of the third quarter as compared to the prior year. The timing of the academic calendar redesign at AIU had positively impacted the first half of 2019 student enrollments but the number of enrollment days were relatively comparable for the third quarter of 2019 as compared to the prior year quarter. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter. The number of enrollment days within the quarter impacts the new student enrollments for the quarter. We have been working on optimizing the academic calendar so that the magnitude and frequency of the calendar driven variability within AIU should be less in future quarters. Lastly, we experienced improved student retention during the current quarter driven by our student-serving initiatives and investments, which has contributed to the increase in total student enrollments.

Some additional factors which have contributed to the increase in total student enrollments as of September 30, 2019 include: consistent levels of prospective student interest; improved productivity and service levels within our admissions and advising student support centers as a result of increased tenure and training and development of our employees; improved student retention and engagement; and ongoing optimization of course pairing and sequencing that has resulted in greater learning and student engagement. Corporate partnerships also continue to be a meaningful contributor of the growth in total student enrollment and improvement in student retention trends.

Additionally, we are increasingly using technology and data analytics to optimize our student enrollment, onboarding and learning processes. One example is our two-way messenger application between advising, faculty and students which provides more real time support and feedback to students. We are also utilizing machine learning and automation technologies to enhance the functionality and sophistication of our online outreach to identify prospective students and a chatbot which has streamlined the process for prospective students with the ability to answer questions with over 90% accuracy while continuing to learn from its interactions. We have fully rolled out an updated version of our mobile application for both students and faculty and we have also continued to refine technology within the student admissions process that customizes our outreach to prospective students based on their prior student experience and program of interest, which has increased the operating efficiency of our student enrollment process.

Supported by the positive enrollment trends through the first three quarters of 2019 coupled with the operating improvements and initiatives discussed above, we expect new student enrollment growth of 12.0% to 13.0% for the University Group for the full year 2019 with both AIU and CTU experiencing new and total student enrollment growth during the fourth quarter.

New student enrollments within CTU remained relatively flat for the current quarter and increased 6.4% for the current year to date as compared to the respective prior year periods, contributing to total student enrollment growth of 3.2% as of September 30, 2019. New student enrollments for the quarter were expected to be relatively flat, due to the strong prior year comparative performance period. We believe the year to date new student enrollment and total student enrollment growth is attributable to our operational focus and priorities discussed above.

Total student enrollments for AIU increased by 11.3% as of September 30, 2019 as compared to the prior year supported by the current quarter and year to date new student enrollment growth of 10.0% and 30.5%, respectively, as compared to the prior year periods. The current quarter enrollment days were relatively comparable to the prior year period while the year to date new student enrollments benefitted by approximately 10.5% more enrollment days as compared to the prior year to date. The current quarter improvement in student enrollments was positively impacted by the operational initiatives discussed above as well as ongoing refinement and optimization of the graduate team model that AIU has implemented.

Financial Highlights

Revenue for the third quarter increased $9.3 million or 6.4% as compared to the prior year quarter, driven by revenue growth at both universities as a result of the positive enrollment trends discussed above. Operating income for the current quarter was $24.3 million as compared to operating income of $19.3 million for the prior year quarter, an increase of $5.0 million or 26.0%. Included in the current quarter was a legal settlement reserve of $7.1 million related to the Oregon arbitration matter (see Note 8 “Contingencies” for more information). Lastly, we reported cash provided by operations for the current year to date of $85.4 million as compared to cash provided by operations of $18.3 million in the prior year to date.

Revenue within our CTU segment increased $2.9 million or 3.1% for the third quarter as compared to the prior year quarter supported by the increase in total student enrollments. Operating income for CTU increased $3.7 million or 14.0% for the third quarter as compared to the prior year quarter, driven by the increase in revenue and reduced severance expense as compared to the prior year with efficiencies across student processes offsetting incremental investments in marketing.

Revenue within our AIU segment increased $6.4 million or 12.2% for the third quarter as compared to the prior year quarter supported by the increase in new and total student enrollments. Operating income for AIU increased $6.3 million or 586.1% for the third quarter as compared to the prior year quarter, driven by the increase in revenue and reduced severance expense as compared to the prior year, partially offset with increased bad debt and marketing expenses.

Within our Corporate and Other category, operating loss was $13.0 million for the third quarter of 2019 as compared to an operating loss of $8.0 million for the prior year quarter. The increased operating loss for the current quarter was driven by the legal settlement reserve of $7.1 million recorded related to our closed campuses. Excluding the legal settlement reserve, operating losses would have improved driven by the completion of our teach-out strategy in the prior year. With the closure of all of our teach-out campuses in the prior year, we began reporting the losses associated with the closed campuses within Corporate and Other in 2019. All prior period results have been recast to be comparable. Residual losses for future quarters associated with our closed campuses will primarily consist of residual occupancy expenses associated with remaining leases along with fees for legal and professional services.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $34.0 million for the third quarter as compared to $25.8 million in the prior year quarter with the improvement primarily driven by revenue growth at both universities and reduced operating losses within our closed campuses, partially offset with costs associated with ongoing investments in technology and increased marketing and bad debt expenses.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended September 30, 2019 and 2018 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		ACTUAL
	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Operating Income	2019	2018	2019	2018
Total Company
Operating income	$24,294	$19,283	$54,449	$51,115
Depreciation and amortization	2,284	2,364	6,752	7,049
Lease expenses for vacated space (1)	295	2,114	1,453	5,774
Severance and related costs, net of cancellations (2)	-	1,898	-	1,898
Significant legal settlements (3)	7,100	134	37,100	9,595
Adjusted Operating Income -- Total Company	$33,973	$25,793	$99,754	$75,431

	ACTUAL		ACTUAL
	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Earnings Per Diluted Share	2019	2018	2019	2018
Total Company
Reported Earnings Per Diluted Share	$0.25	$0.21	$0.59	$0.58
Pre-tax adjustments included in operating expenses:
Lease expenses for vacated space (1)	-	0.03	0.02	0.08
Severance and related costs, net of cancellations (2)	-	0.03	-	0.03
Significant legal settlements (3)	0.10	-	0.52	0.13
Total pre-tax adjustments	$0.10	$0.06	$0.54	$0.24
Tax effect of adjustments (4)	(0.02)	(0.02)	(0.06)	(0.06)
Total adjustments after tax	0.08	0.04	0.48	0.18
Adjusted Earnings Per Diluted Share -- Total Company	$0.33	$0.25	$1.07	$0.76

_________________

(1)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income.

(2)

Severance and related costs, net of cancellations, include charges related to significant restructuring actions which were primarily recorded within the University Group. These restructuring charges do not regularly occur and are not consideration part of ongoing operating results.

(3)	Significant legal settlements relate to the FTC and Oregon arbitration matters recorded during 2019 and the Surrett matter which was recorded during 2018.
(4)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate reflects federal and state taxable jurisdictions as well as the nature of the adjustments. The non-deductible amount of $23.3 million for the FTC settlement recorded during the year to date ended September 30, 2019 does not include a tax effect.

We continue to focus on building a strong balance sheet, while prudently investing in organic growth projects and also have committed capital to inorganic growth strategies, with the pending acquisition of Trident University International which was announced during the first quarter. Additionally, on November 4, 2019, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock through the end of 2021. Our goal remains to deploy resources in the most effective and efficient manner that we believe will lead to increased shareholder value while supporting and enhancing the academic quality of our institutions.

The year to date 2019 operating performance was positively impacted by investments in our admissions and advising centers, consistent levels of prospective student interest, investments in technology and 5.6% more revenue-earning days at AIU. We are on track to enter 2020 on a strong note. We continue to focus on student retention and supporting our students’ continued persistence and learning as they progress through their field of study. We are executing well against our overall strategy of sustainable and responsible growth which is driven by our focus on student experiences, retention and academic outcomes. We believe we are well-positioned, both from a competitive and operating standpoint, to serve and educate current and prospective students and to build a leadership position in the postsecondary education industry.

2019 Outlook

We currently expect the following updated outlook, subject to the key assumptions identified below (see the GAAP to non-GAAP reconciliation for adjusted operating income and adjusted earnings per diluted share below):

Financial Outlook:

•	Full year 2019 – total company:
o	Revenue growth of approximately 6.0% to 6.5%
o	Operating income in the range of $81.9 million to $83.9 million
o	Adjusted operating income in the range of $130.0 million to $132.0 million
o	Earnings per diluted share in the range of $0.84 to $0.86
o	Adjusted earnings per diluted share in the range of $1.32 to $1.34
•	Fourth quarter 2019 – total company:
o	Operating income in the range of $27.7 million to $29.7 million
o	Adjusted operating income in the range of $30.2 million to $32.2 million
o	Earnings per diluted share in the range of $0.26 to $0.28
o	Adjusted earnings per diluted share in the range of $0.27 to $0.29

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending December 31,		For the Year Ending December 31,
	2019	2018	2019	2018
Total Company:
Operating income	$27.7M - $29.7M	$20,183	$81.9M - $83.9M	$71,298
Depreciation and amortization	~2.0	2,345	~9.0	9,394
Lease expenses for vacated space (1)	~0.5	2,642	~2.0	8,416
Severance and related costs, net of cancellations (2)	-	(443)	-	1,455
Significant legal settlements (3)	-	5,000	37.1	14,595
Adjusted Operating Income	$30.2M - $32.2M	$29,727	$130M - $132M	$105,158

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending December 31,		For the Year Ending December 31,
	2019	2018	2019	2018
Total Company:
Reported Earnings Per Diluted Share	$0.26 - $0.28	$0.20	$0.84 - $0.86	$0.77

Pre-tax adjustments included in operating expenses:
Lease expenses for vacated space (1)	~0.01	0.04	~0.03	0.12
Severance and related costs, net of cancellations (2)	-	-	-	0.02
Significant legal settlements (3)	-	0.07	~0.52	0.21
Total pre-tax adjustments	~0.01	0.11	~0.55	0.35
Tax effect of adjustments (4)	-	(0.01)	(0.07)	(0.07)
Total adjustments after tax	~0.01	0.10	~0.48	0.28
Adjusted Earnings Per Diluted Share	$0.27 - $0.29	$0.30	$1.32 - $1.34	$1.05

_______________________

(1)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income.
(2)

Severance and related costs, net of cancellations, include charges related to significant restructuring actions which were primarily recorded within the University Group. These restructuring charges do not regularly occur and are not considered part of ongoing operating results.

(3)	Significant legal settlements relate to the FTC and Oregon arbitration matters recorded during 2019 and the Surrett and multi-state AG matters recorded during 2018.
(4)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate reflects federal and state taxable jurisdictions as well as the nature of the adjustments. The non-deductible amounts of $23.3 million for the FTC settlement recorded during 2019 and $5.0 million for the multi-state AG settlement recorded during the year ended December 31, 2018, do not include a tax effect.

University Group Outlook:

•	CTU:
o	New and total student enrollments for the fourth quarter and full year are expected to grow as compared to the respective prior year periods.
•	AIU:
o

New and total student enrollments for the fourth quarter and full year are expected to grow as compared to the respective prior year periods, with the number of enrollment days in the fourth quarter relatively comparable to the prior year quarter and approximately 8.2% higher for the full year as compared to the prior year pursuant to the academic calendar.

•	University Group:
o	New student enrollments are expected to increase approximately 12.0% to 13.0% for the full year 2019 as compared to the prior year.

Forward looking adjusted operating income and adjusted earnings per diluted share are presented in the reconciliation of GAAP to non-GAAP tables above. Operating income, which is the most directly comparable GAAP measure to adjusted operating income, and earnings per diluted share may not follow the same trends stated in the outlook above because of adjustments made for certain significant and non-cash items such as lease expenses for vacated space offset with any sublease income as well as depreciation, amortization, asset impairment charges, significant restructuring charges and significant legal settlements. The revenue, operating income, adjusted operating income, earnings per share, adjusted earnings per share and enrollment outlook provided above for 2019 are based on the following key assumptions and factors, among others: (i) prospective student interest in the Company’s programs remains consistent with recent experience, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends within the University Group, (iii) no material changes in the current legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” regulations, (iv) no significant operating impacts from the settlements with the U.S. Federal Trade Commission and state attorneys general or other legal or regulatory matters, (v) no material changes in the estimated amount of compensation expense that could be impacted by changes in the Company’s stock price or the

Company’s assessment of the probable outcome of performance conditions relating to performance-based compensation, (vi) earnings per diluted share outlook assumes an effective income tax rate of approximately 32.5% for the fourth quarter and 30% for the full year, (vii) any impact from the Company’s stock repurchase program is excluded, and (viii) any results of operations from Trident University are excluded. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current and future circumstances and actions that may be undertaken, actual results could differ materially from these estimates. In addition, decisions we make in the future as we continue to evaluate diverse strategies to enhance shareholder value may impact the outlook provided above.

Regulatory Updates

Borrower Defense to Repayment. On October 28, 2016, ED adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” regulations. ED initially delayed the effective date of these regulations; however, after a successful legal challenge against the delay, ED published guidance to institutions on March 15, 2019 regarding how to implement the 2016 regulations while noting that a new set of regulations was forthcoming. On September 23, 2019, ED published new final “borrower defense to repayment” regulations that become effective on July 1, 2020. Prior to July 1, 2020, institutions are required to follow the 2016 regulations, subject to ED’s ongoing guidance and direction. The new 2019 final borrower defense to repayment regulations will result in a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020. As a result, student loans disbursed before July 1, 2017 will follow ED’s original discharge standards and processes, loans disbursed between July 1, 2017 and July 1, 2020 will follow the processes outlined in the 2016 regulations and loans disbursed after July 1, 2020 will follow the new 2019 regulations. In addition to modifying the loan discharge standards and processes, the 2019 regulations maintain the concept from the 2016 regulations of triggering events that cause the recalculation of an institution’s financial responsibility, but generally narrow the triggering events to more measurable and certain events which potentially impact an institution’s financial status. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - Currently effective or modified ‘borrower defense to repayment’ regulations may subject us to significant repayment liability to ED for discharged federal student loans, posting of substantial letters of credit and other requirements that could have a material adverse effect on us,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information about the 2016 regulations and the risks associated with those regulations and modifications thereto. We continue to review the new 2019 final regulations and the impact on us as well as monitor for additional guidance and direction from ED regarding the interim implementation of the 2016 regulations.

Accreditation and Innovation Negotiated Rulemaking. On November 1, 2019, ED published final regulations that include updates on a wide range of topics designed to impact accreditation standards and innovation in higher education, including state authorization of distance learning. These published final regulations only cover part of the package of rules that were collectively negotiated as part of the rule-making process and ED has indicated that the remaining regulations will be published at a later date. The final regulations are substantially the same as the earlier proposal that was published for public comment in June 2019. Included in the final regulations are various updates to technical Title IV Program requirements that may provide additional flexibility for accreditors and institutions that should benefit students. Among the many topics addressed were rules concerning the state authorization of distance learning as a condition of Title IV Program eligibility and changes to required disclosures associated with state licensing and adverse state and accreditor actions. Although the new regulations will generally take effect on July 1, 2020, select provisions, including those related to required disclosures and state authorization, have been designated by the Secretary of Education as eligible for early adoption and institutions may elect to immediately adopt them as effective. AIU and CTU have elected to early adopt these rules. See Item 1, “Business—Accreditation and Jurisdictional Authorizations—State Authorization,” in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information about state authorization.

Cohort Default Rates. In late September 2019, ED released the official three-year cohort default rates for the 2016 cohort. Both CTU and AIU had cohort default rates under the 30% threshold for the 2016 cohort, with the rates for both institutions showing improvement from the prior year cohort. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information about cohort default rates, our prior year rates and ED’s related standards.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2019 and 2018 (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2019	% of Total Revenue	2018	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
TOTAL REVENUE	$154,959		$145,690		$469,253		$435,791
OPERATING EXPENSES
Educational services and facilities (1)	25,318	16.3%	27,201	18.7%	76,995	16.4%	84,437	19.4%
General and administrative: (2)
Advertising	35,354	22.8%	34,155	23.4%	99,212	21.1%	97,013	22.3%
Admissions	23,435	15.1%	23,764	16.3%	69,713	14.9%	70,918	16.3%
Administrative	35,386	22.8%	30,991	21.3%	130,090	27.7%	103,584	23.8%
Bad debt	8,888	5.7%	7,932	5.4%	32,042	6.8%	21,675	5.0%
Total general and administrative expense	103,063	66.5%	96,842	66.5%	331,057	70.5%	293,190	67.3%
Depreciation and amortization	2,284	1.5%	2,364	1.6%	6,752	1.4%	7,049	1.6%
OPERATING INCOME	24,294	15.7%	19,283	13.2%	54,449	11.6%	51,115	11.7%

PRETAX INCOME	26,046	16.8%	20,157	13.8%	59,422	12.7%	53,343	12.2%
PROVISION FOR INCOME TAXES	7,653	4.9%	5,089	3.5%	16,362	3.5%	11,527	2.6%
Effective tax rate	29.4%		25.2%		27.5%		21.6%

INCOME FROM CONTINUING OPERATIONS	18,393	11.9%	15,068	10.3%	43,060	9.2%	41,816	9.6%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(159)	-0.1%	(211)	-0.1%	(594)	-0.1%	(706)	-0.2%
NET INCOME	$18,234	11.8%	$14,857	10.2%	$42,466	9.0%	$41,110	9.4%

(1)

Educational services and facilities expense includes costs attributable to the educational activities of our institutions, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, such as rents on campus leases and certain costs of establishing and maintaining computer laboratories. Also included in educational services and facilities expense are costs of other goods and services provided by our campuses, including costs of textbooks and laptop computers.

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, bad debt expense and for the quarter and year to date ended September 30, 2018, occupancy of the corporate offices. Beginning January 1, 2019 all occupancy expenses are recorded within educational services and facilities.

Revenue

Current quarter and year to date revenue increased by 6.4% or $9.3 million and 7.7% or $33.5 million, respectively, as compared to the prior year periods supported by a 6.1% increase in total student enrollments for the University Group. CTU’s and AIU’s new and total student enrollments are discussed in the segment results of operations section below. The year to date revenue was also benefitted by 5.6% more revenue-earning days within AIU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2019	% of Total Revenue	2018	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
Educational services and facilities:
Academics & student related	$19,473	12.6%	$20,974	14.4%	$58,887	12.5%	$64,913	14.9%
Occupancy	5,845	3.8%	6,227	4.3%	18,108	3.9%	19,524	4.5%
Total educational services and facilities	$25,318	16.3%	$27,201	18.7%	$76,995	16.4%	$84,437	19.4%

The educational services and facilities expense for the current quarter and year to date improved by 6.9% or $1.9 million and 8.8% or $7.4 million, respectively, as compared to the prior year periods. Academics and student related costs improved by 7.2% or $1.5 million and 9.3% or $6.0 million for the current quarter and year to date, respectively, driven by efficiencies attained through our restructuring and re-engineering actions implemented primarily within non student-facing operations during the third quarter of 2018. We have maintained the level of staffing through 2019 but as our total student enrollments increase, academics and student related costs as a percent of revenue should decrease. Occupancy expense for the current quarter and year to date improved by 6.1% or $0.4 million and 7.3% or $1.4 million, respectively, as compared to the prior year periods primarily driven by the termination of leases for our closed campuses. We have begun recording occupancy expenses for the corporate offices within educational services and facilities beginning in 2019. Previously, these expenses were recorded within administrative expenses. The amount of occupancy expenses for the corporate offices that was recorded within general and administrative expense during the prior year quarter and prior year to date was $1.6 million and $4.7 million, respectively. Educational services and facilities expense as a percent of revenue improved by 2.4% for the quarter and 3.0% for the year to date as compared to prior periods.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2019	% of Total Revenue	2018	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
General and administrative:
Advertising	$35,354	22.8%	$34,155	23.4%	$99,212	21.1%	$97,013	22.3%
Admissions	23,435	15.1%	23,764	16.3%	69,713	14.9%	70,918	16.3%
Administrative	35,386	22.8%	30,991	21.3%	130,090	27.7%	103,584	23.8%
Bad debt	8,888	5.7%	7,932	5.4%	32,042	6.8%	21,675	5.0%
Total general and administrative expense	$103,063	66.5%	$96,842	66.5%	$331,057	70.5%	$293,190	67.3%

The general and administrative expense for the current quarter and year to date increased by 6.4% or $6.2 million and 12.9% or $37.9 million, respectively, as compared to the prior year periods. The quarter and year to date increases were primarily driven by increases in administrative, advertising and bad debt expenses. The increased administrative expense for the current quarter and year to date is primarily due to legal reserves recorded during the current year of $37.1 million, of which $7.1 million was recorded during the current quarter related to the Oregon arbitration matter (see Note 8 “Contingencies” to the Company’s unaudited condensed consolidated financial statements in this Form 10-Q for further information) as well as increased investments in technology. The prior year to date included legal settlement expense of $9.6 million related to the Surrett matter. The advertising expense for the current quarter and year to date increased by 3.5% or $1.2 million and 2.3% or $2.2 million, respectively, as compared to the prior year periods. This increase is aligned with our prospective student interest and supports positive total enrollment growth within both CTU and AIU. Admissions expense improved for the quarter and year to date by 1.4% or $0.3 million and 1.7% or $1.2 million, respectively, as compared to the respective prior periods. An improvement in CTU’s admissions expense for the year to date of 4.4% or $1.6 million as compared to the prior year period was partially offset by increases within AIU’s admissions expense of 1.0% or $0.3 million for the year to date as compared to prior periods.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2019	% of Segment Revenue	2018	% of Segment Revenue	2019	% of Segment Revenue	2018	% of Segment Revenue
Bad debt expense:
CTU	$4,973	5.2%	$5,089	5.5%	$16,602	5.7%	$13,837	4.9%
AIU	3,951	6.7%	3,259	6.2%	15,425	8.6%	8,658	5.6%
Total University Group	8,924	5.8%	8,348	5.7%	32,027	6.8%	22,495	5.2%
Corporate and Other	(36)	NM	(416)	NM	15	NM	(820)	NM
Total bad debt expense	$8,888	5.7%	$7,932	5.4%	$32,042	6.8%	$21,675	5.0%

          Bad debt expense increased by 12.1% or $1.0 million and 47.8% or $10.4 million for the current quarter and year to date, respectively, as compared to the prior year periods. The increased bad debt expense within both CTU and AIU for the year to date was primarily driven by an increase in reserve rates due to recent performance within each segment along with increases in accounts receivable write-offs as compared to the prior year periods within both CTU and AIU. CTU’s bad debt decreased by 2.3% or $0.1 million and increased by 20.0% or $2.8 million for the current quarter and year to date, respectively, as compared to the prior year periods. AIU’s bad debt increased by 21.2% or $0.7 million and 78.2% or $6.8 million for the current quarter and year to date, respectively, as compared to the prior year periods. The Company continues to focus on further improving student retention and completion of the financial aid process for students.

Operating Income

Operating income increased by 26.0% or $5.0 million and 6.5% or $3.3 million for the current quarter and year to date, respectively, as compared to the prior year periods. The increase was primarily due to increased revenue of 6.4% or $9.3 million and 7.7% or $33.5 million for the current quarter and year to date, respectively, as compared to the prior year periods, and reduced operating losses within Corporate and Other for the year to date, which more than offset the increases in legal settlement expenses related to the FTC and Oregon arbitration matters, increases in bad debt and marketing expenses and ongoing investments in technology. The increase in revenue was from overall growth in total student enrollments and an increase in revenue-earning days at AIU for the year to date as compared to the prior year periods.

Provision for Income Taxes

For the quarter and year to date ended September 30, 2019, we recorded a provision for income taxes of $7.7 million or 29.4% and $16.4 million or 27.5%, respectively, as compared to a provision for income taxes of $5.1 million or 25.2% and $11.5 million or 21.6% for the respective prior year periods. The effective tax rate for the quarter and year to date ended September 30, 2019 reflects the tax effect of the partial non-deductibility of the FTC settlement, which increased the effective tax rate for the quarter and year to date by 5.7% and 6.5%, respectively. The current quarter and year to date effective tax rate includes the impact of stock-based compensation and net adjustments which increased the state deferred tax asset. The year to date effective tax rate was also impacted by the release of previously recorded tax reserves. The effect of these discrete items decreased the current effective tax rate for the quarter and year to date by 2.4% and 4.8%, respectively. For the quarter and year to date ended September 30, 2018, the effective tax rate includes the impact of tax reserves, the tax effect of stock-based compensation and adjustments to increase the state deferred tax asset, which decreased the effective tax rate by 2.7% and 5.2%, respectively. For the full year 2019, we expect our effective tax rate to be between 29.0% and 30.5%. As of December 31, 2018, we had $193.6 million of federal net operating loss carry forwards which will be partially used in 2019 to offset federal taxable income.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2019	2018	% Change	2019	2018	% Change	2019	2018
REVENUE:
CTU	$96,038	$93,115	3.1%	$29,926	$26,261	14.0%	31.2%	28.2%
AIU	58,907	52,504	12.2%	7,341	1,070	586.1%	12.5%	2.0%
Total University Group	154,945	145,619	6.4%	37,267	27,331	36.4%	24.1%	18.8%
Corporate and other (1)	-	-	NM	(4,758)	(4,362)	-9.1%	NM	NM
Closed campuses (2)	14	71	NM	(8,215)	(3,686)	-122.9%	NM	NM
Total Corporate and Other (2)	14	71	NM	(12,973)	(8,048)	-61.2%	NM	NM
Total	$154,959	$145,690	6.4%	$24,294	$19,283	26.0%	15.7%	13.2%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2019	2018	% Change	2019	2018	% Change	2019	2018
REVENUE:
CTU (3)	$289,650	$280,988	3.1%	$71,730	$80,562	-11.0%	24.8%	28.7%
AIU (4)	179,559	154,204	16.4%	11,436	3,621	215.8%	6.4%	2.3%
Total University Group	469,209	435,192	7.8%	83,166	84,183	-1.2%	17.7%	19.3%
Corporate and other (1)	-	-	NM	(15,916)	(10,904)	-46.0%	NM	NM
Closed campuses (2)	44	599	NM	(12,801)	(22,164)	42.2%	NM	NM
Total Corporate and Other (2)	44	599	NM	(28,717)	(33,068)	13.2%	NM	NM
Total	$469,253	$435,791	7.7%	$54,449	$51,115	6.5%	11.6%	11.7%

_____________________

(1)	This category includes amounts that were historically reported within Corporate and Other prior to the segment change which occurred during the first quarter of 2019.
(2)	A reserve of $7.1 million was recorded within Corporate and Other for our closed campuses related to the Oregon arbitration matter during the third quarter of 2019.
(3)	A reserve of $18.6 million was recorded within CTU related to the FTC settlement during the year to date ended September 30, 2019.
(4)	A reserve of $11.4 million was recorded within AIU related to the FTC settlement during the year to date ended September 30, 2019.

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended September 30,			For the Year to Date Ended September 30,			As of September 30,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
CTU	6,500	6,520	-0.3%	18,350	17,240	6.4%	22,900	22,200	3.2%
AIU	6,710	6,100	10.0%	15,330	11,750	30.5%	13,800	12,400	11.3%
Total University Group	13,210	12,620	4.7%	33,680	28,990	16.2%	36,700	34,600	6.1%

CTU. Current quarter and year to date revenue increased by 3.1% or $2.9 million and 3.1% or $8.7 million, respectively, as compared to the prior year periods. CTU experienced positive new student enrollment growth for the year to date of 6.4% as compared to the prior year period, and increased total student enrollments by 3.2% as of the end of the quarter as compared to the prior year quarter. New student enrollments for the current quarter as compared to the prior year quarter remained relatively flat as a result of the strong prior year comparative performance period. CTU’s new and total student enrollments were positively impacted by initiatives and investments in student-serving functions and technology enhancements as well as improved student retention and supported by consistent levels of prospective student interest. Also contributing to the increase in student enrollments was the continued growth within the corporate partnership program.

Current quarter operating income for CTU increased by 14.0% or $3.7 million as compared to the prior year period and decreased by 11.0% or $8.8 million for the year to date as compared to the prior year periods. The current quarter increase was driven by the increase in revenue and reduced severance expense as compared to the prior year quarter with efficiencies across student processes offsetting incremental investments in marketing. The year to date decrease in operating income was primarily driven by a reserve recorded during the year of $18.6 million related to the FTC settlement as well as increased bad debt and marketing expenses, which was partially offset with the increase in revenue discussed above.

AIU. Current quarter and year to date revenue increased by 12.2% or $6.4 million and 16.4% or $25.4 million, respectively, as compared to the prior year periods. The revenue growth was supported by an increase of 11.3% in total student enrollments at the end of the quarter as compared to the prior year quarter. New student enrollments for the quarter and year to date improved by 10.0% and 30.5% as compared to the prior year periods. The year to date increase was benefitted by approximately 10.5% more enrollment days during the current year as compared to the prior year as a result of the academic calendar redesign. Enrollment days attributable to any given quarter are the available days during the quarter during which a prospective student may apply to start school during that quarter. AIU’s new and total student enrollments were also positively impacted by initiatives and investments in student-serving functions and technology enhancements as well as improved student retention and supported by consistent levels of prospective student interest. AIU also experienced approximately 5.6% more revenue-earning days for the year to date as compared to the prior year period.

Current quarter and year to date operating income for AIU increased by 586.1% or $6.3 and 215.8% or $7.8 million, respectively, as compared to the prior year periods. The improvement in operating income was primarily driven by improved revenue from new and total student enrollment growth and reduced severance expense, which more than offset the increases in legal reserve as well as increased bad debt and marketing expenses for the current year to date.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter increased by 61.2% or $4.9 million as compared to the prior year period primarily due to a $7.1 million legal reserve recorded for the Oregon arbitration matter during the current quarter related to our closed campuses. Total Corporate and Other operating loss for the year to date improved by 13.2% or $4.4 million as compared to the prior year period primarily as a result of decreased expenses associated with our closed campuses partially offset with increased legal and other professional fees within Corporate.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2019, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $311.8 million. Restricted cash as of September 30, 2019 was approximately $30.0 million and is related to amounts held in an escrow account for the FTC settlement. This amount was subsequently paid in October 2019. Our cash flows from operating activities have been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during 2019. The expectation is based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “2019 Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

Our strategy has been focused on building a strong balance sheet while prudently investing in organic growth projects. As we further build our cash balances, we will continue to evaluate diverse strategies to enhance shareholder value, including acquisitions of high-quality educational institutions and programs and repurchases of company stock, while emphasizing organic student-serving investments at our universities and maintaining adequate liquidity.

On November 4, 2019, the Board of Directors of the Company approved a new stock repurchase program which authorizes the Company to repurchase up to $50 million of our common stock from time to time depending on market conditions and other considerations.  The program expires on December 31, 2021. See Part II, Item 5, in this Quarterly Report on Form 10-Q for more information about this stock repurchase program.

In 2019, we entered into an agreement to acquire substantially all of the assets of Trident University International (“Trident”). Trident is a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Under the terms of the agreement, we have agreed to pay a cash purchase price in the range of $35 million to $44 million depending on Trident’s actual financial results measured in terms of its revenue and EBITDA during a 12-month period prior to closing. We will also reimburse the seller for certain employee related expenses, the amount of which will be finalized at closing. In addition, the parties have agreed to a working capital adjustment based on the final closing balance sheet and that $4.0 million of the purchase price will be set aside in an escrow account to secure indemnification obligations of the seller after closing. The purchase price is expected to be funded fully using the Company’s available cash balances. The acquisition of Trident is expected to be immediately accretive to the Company’s earnings after closing. The transaction is expected to close by the end of 2019 or in early 2020, subject to necessary regulatory approvals and customary representations, warranties, covenants and closing conditions.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV Program funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to ED, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollment which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2019 and 2018, net cash flows provided by operating activities totaled $85.4 million and $18.3 million, respectively. The improvement in cash flow from operations as compared to the prior year is primarily driven by improved operating performance within CTU and AIU and reduction of losses at our teach-out campuses.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the years to date ended September 30, 2019 and 2018, approximately 80% and 78%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Investing Cash Flows

During the years to date ended September 30, 2019 and 2018, net cash flows used in investing activities totaled $39.3 million and $3.1 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $36.1 million and a $0.8 million net cash inflow during the years to date ended September 30, 2019 and 2018, respectively.

Capital Expenditures. Capital expenditures decreased to $3.2 million for the year to date ended September 30, 2019 as compared to $4.0 million for year to date ended September 30, 2018. Capital expenditures represented less than 1.0% of total revenue for each of the years to date ended September 30, 2019 and 2018. For the full year 2019, we expect capital expenditures to be approximately 1% of revenue.

Financing Cash Flows

During the years to date ended September 30, 2019 and 2018, net cash flows used in financing activities totaled $1.4 million and $1.7 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.7 million for the year to date ended September 30, 2019 and $3.3 million for the prior year to date.

Credit Agreement. On December 27, 2018, we entered into a $50.0 million credit agreement with BMO Harris Bank N.A., in its capacities as the sole lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The revolving credit facility under the credit agreement is scheduled to mature on January 20, 2022. Amounts borrowed under the credit agreement are required to be 100% secured with cash and marketable securities with the bank. The credit agreement, which includes certain financial covenants, requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. As of September 30, 2019, we had no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the credit agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2018 to September 30, 2019 were as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$311,826	$229,159	36%
NON-CURRENT ASSETS:
Right of use asset	52,016	-	NM
Deferred income tax assets, net	65,363	81,628	-20%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	12,109	-	NM
Accrued expenses - other	46,610	19,668	137%
NON-CURRENT LIABILITIES:
Lease liability-operating	54,904	-	NM
Deferred rent obligations	-	12,745	NM
Other non-current liabilities	9,819	17,493	-44%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in total revenue within CTU and AIU during the current year partially offset with cash outflows related to legal settlement payments and annual long-term incentive compensation payments during the current year to date.

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

         Accrued expenses – other: The increase is driven by the recording of a $30.0 million reserve relating to the FTC settlement and a $7.1 million reserve for the Oregon arbitration matter during the current year to date.

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

Contractual Obligations

As of September 30, 2019, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2019 (5)	2020	2021	2022	2023 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$1,707	$13,318	$12,440	$11,331	$35,821	$74,617
Closed campuses (3)	744	4,072	1,065	-	-	5,881
Total gross operating lease obligations	$2,451	$17,390	$13,505	$11,331	$35,821	$80,498

Sublease income (4)
Ongoing operations (2)	$163	$860	$764	$777	$330	$2,894
Closed campuses (3)	486	1,905	317	-	-	2,708
Total sublease income	$649	$2,765	$1,081	$777	$330	$5,602

Net operating lease obligations
Ongoing operations (2)	$1,544	$12,458	$11,676	$10,554	$35,491	$71,723
Closed campuses (3)	258	2,167	748	-	-	3,173
Total net contractual lease obligations	$1,802	$14,625	$12,424	$10,554	$35,491	$74,896

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include CTU, AIU and Corporate.
(3)	Amounts relate to closed campuses.
(4)	Amounts provided are for executed sublease arrangements.
(5)	Amounts provided are for liabilities as of September 30, 2019.

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

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2019, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of September 30, 2019, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of September 30, 2019 and December 31, 2018. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings or to foreign currency fluctuations is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2018				$183,296,772
January 1, 2019—January 31, 2019	-	$-	-	183,296,772
February 1, 2019—February 28, 2019	-	-	-	183,296,772
March 1, 2019—March 31, 2019	155,137	16.32	-	183,296,772
April 1, 2019—April 30, 2019	-	-	-	183,296,772
May 1, 2019—May 31, 2019	-	-	-	183,296,772
June 1, 2019—June 30, 2019	1,580	19.58	-	183,296,772
July 1, 2019—July 31, 2019	-	-	-	183,296,772
August 1, 2019—August 31, 2019	-	-	-	183,296,772
September 1, 2019—September 30, 2019	6,593	19.57	-	183,296,772
Total	163,310		-

(1)

Includes 126,359 and 36,951 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)

As of September 30, 2019, approximately $183.3 million was available under our previously authorized repurchase program. This repurchase program was terminated on November 4, 2019, and a new stock repurchase program was approved. See Item 5 below for information about the new stock repurchase program

Item 5.	Other Information

On November 4, 2019, the Board of Directors of the Company approved a new stock repurchase program which authorizes the Company to repurchase up to $50 million of the Company’s outstanding common stock. The timing of purchases and the number of shares repurchased under the new program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors.

Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act. Repurchases may also be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. The program expires on December 31, 2021 and replaces all prior stock repurchase programs authorized by the Board of Directors.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+10.1	Stipulated Order for Permanent Injunction and Monetary Judgment dated October 9, 2019 agreed to by the Federal Trade Commission and Career Education Corporation and certain of its subsidiaries

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 6, 2019	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)