Form 10-K
period 2019-12-31
PERDOCEO EDUCATION Corp
filed 2020-02-19
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-23245

PERDOCEO EDUCATION CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	36-3932190
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
231 N. Martingale Road Schaumburg, Illinois	60173
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (847) 781-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PRDO	Nasdaq Global Select Market

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $19.07 per share closing sale price of the Registrant’s common stock on June 28, 2019 (the last business day of the Registrant’s most recently completed second quarter), was approximately $1,133,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 14, 2020, the number of outstanding shares of Registrant’s common stock was 70,151,357.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PERDOCEO EDUCATION CORPORATION

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “seek,” “should,” ”will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.	BUSINESS

Perdoceo Education Corporation (“Perdoceo” or “PEC”) was incorporated in Delaware in 1994 under the name Career Education Corporation. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries. The terms “institution” and “university” refer to an individual, branded educational institution owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our institutions.

OVERVIEW

Perdoceo Education Corporation, formerly known as Career Education Corporation, assumed its new name effective January 1, 2020. Perdoceo in Latin means “to teach, inform, or instruct thoroughly” and reflects the Company’s commitment through its academic institutions to providing a quality education to students. The Company has spent the last several years transforming the organization to focus on its two universities while responsibly completing the teach-out of its career schools. Under its new name, the Company will continue its journey to become a leading provider of online postsecondary education through its academic institutions.

Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our two regionally accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities offer students industry relevant and career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

CTU’s mission is to provide industry relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU places a strong focus on providing degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce. The university offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education.

AIU’s mission is to provide for the varying educational needs of a career-oriented, culturally diverse and geographically dispersed student body with the goal of preparing students academically, personally and professionally. AIU focuses on helping busy non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education.

We refer to CTU and AIU collectively as our University Group.

A listing of individual campus locations and web links to Perdoceo Education’s University Group institutions can be found at www.perdoceoed.com.

Substantially all of the students attending our institutions reside within the United States of America.

Campus Locations

Our University Group campus locations, as of February 19, 2020 are summarized in the table below.

Universities and Campus Locations	Website
AMERICAN INTERCONTINENTAL UNIVERSITY ("AIU"):	www.aiuniv.edu
AIU Atlanta, Atlanta, GA (includes Georgia online programs)
AIU Houston, Houston, TX
AIU Online, Chandler, AZ
COLORADO TECHNICAL UNIVERSITY ("CTU"):	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs, CO
CTU Denver, Aurora, CO
CTU Online, Colorado Springs, CO

Student Enrollments Statistics

Our total University Group student enrollments as of December 31, 2019 and 2018 was approximately 36,600 students and 34,400 students, respectively. Included in total student enrollments were approximately 34,400 students and 32,100 students, respectively, enrolled in our University Group fully-online academic programs. Related student enrollment demographic information for our University Group as of December 31, 2019 and 2018 was as follows:

University Group Student Enrollments by Age Group

	As a Percentage of Total University Group
	Student Enrollments as of
	December 31,
	2019	2018
Over 30	61%	61%
21 to 30	35%	35%
Under 21	4%	4%

University Group Student Enrollments by Core Curricula

	As a Percentage of Total University Group
	Student Enrollments as of
	December 31,
	2019	2018
Business Studies	74%	74%
Information Technology	13%	14%
Health Education	13%	12%

University Group Student Enrollments by Degree Granting Program

	As a Percentage of Total University Group
	Student Enrollments as of
	December 31,
	2019	2018
Doctoral and Master's Degree	12%	13%
Bachelor's Degree	69%	71%
Associate Degree	19%	16%

Pending Acquisition

On March 8, 2019, the Company entered into an agreement to acquire substantially all of the assets of Trident University International (“Trident”). Trident is a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Pursuant to the pending transaction, Trident’s operations will be brought within the scope of AIU’s current state licensure, accreditation and Department of Education approval, with Trident relinquishing its accreditor and

Department approvals. AIU plans to have Trident continue to operate within AIU, preserving the Trident name as a division or college of AIU. In November 2019, the Higher Learning Commission approved the proposed transaction. We expect the transaction to close in early March, with the timing dependent upon the Department of Education’s processing of AIU’s application to add Trident’s programs to AIU’s authorization. Closing is also subject to customary representations, warranties, covenants and closing conditions. In anticipation of the closing, we continue to work with all of our regulatory partners on the expected regulatory authority transitions.

STRATEGY AND GUIDING PRINCIPLES

To compete successfully in today’s demanding economy, people benefit from higher education that provides a foundation of knowledge and skills they can use in the workplace and to build meaningful careers. We aim to become a leading provider of online postsecondary education to non-traditional students, including adult learners. Our pursuit of this goal is built upon the core guiding principles of:

•	academic outcomes;
•	academic quality and integrity;
•	compliance with regulations; and
•	sustainable and responsible growth.

Our strategic priorities that we believe will support our goal to become a leading provider of online postsecondary education to non-traditional students, include:

•	enhance enrollment processes;
•	enhance student experiences and retention;
•	leverage efficient and effective scalable shared services to support sustainable and responsible organic growth at both universities and as a key enabler for inorganic growth strategies;
•	use technology as a differentiator; and
•	invest in high return on investment projects that support our operations.

We continue to focus on building a strong balance sheet while prudently investing in organic growth projects at our universities and committing capital to inorganic growth strategies. We will continue to evaluate diverse strategies to enhance shareholder value, including acquisitions of quality educational institutions and programs and repurchases of company stock, while emphasizing organic student-serving investments at our universities and maintaining liquidity. Our goal is to deploy resources in the most effective and efficient manner that we believe will lead to increased stockholder value while supporting and enhancing the academic quality of our institutions.

OUR BUSINESS

Through our two regionally accredited academic institutions, we are focused on providing a quality education to our students while investing in student serving processes and initiatives that should enhance overall student learning experiences and academic outcomes. We pursue a student-first mindset in our efforts to provide outstanding student support and coaching throughout the academic life cycle, from enrollment and orientation through ongoing coaching and learning. We are also committed to investing in our academic institutions and student support technology, both of which we believe will contribute to positive student experiences and enhance retention and academic outcomes. Technology is a key enabler and differentiator for us and we are looking to expand the use of artificial intelligence and machine learning throughout the academic life cycle. We believe that our technology innovations continue to provide students with tools that enable them to focus on educational content in a manner that is best suited to their personal learning style.

Student Recruitment and Marketing

Our institutions seek motivated students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our universities engages in a wide variety of marketing activities. We develop and participate in various marketing activities which build awareness of the CTU and AIU brands among prospective students. Our marketing programs are designed to maximize each institution’s opportunity to serve a targeted section of the potential student population.

We have developed strategies within our marketing functions to provide a holistic experience to prospective students to help them with their decision process. We have invested in a new prospective student contact technology that consolidates data into a single prospective student contact platform and provides us with flexible outreach strategies while improving time utilization as we are able to more effectively provide prospective students with relevant information to help them make more informed academic decisions. We have seen improvement in the number of students we are able to contact and we believe prospective students have an improved overall experience in communications with our admissions personnel.

One of our initiatives to expand the use of artificial intelligence (“AI”) and machine learning throughout the academic life cycle is AIU’s AI-based virtual assistant “chatbot” that we have named Lucy. Lucy has streamlined the process for prospective students who want to learn about our universities and is able to address over 90% of their questions while continuing to learn from her interactions. If Lucy is unable to address a question, the prospective student is referred to our admissions personnel for additional assistance. We continue to leverage machine learning and data analytics that enhance the functionality and effectiveness of our marketing program initiatives to identify prospective students with interest in our institutions.

The Enrollment Process

Perdoceo serves a diverse student population. Our students have a broad range of educational and employment experiences, which contributes to their college-level readiness. Each of our academic institutions has an admissions function that is responsible for interacting with prospective students interested in applying to an institution after they have been served by our prospective student contact personnel. Generally, to be qualified for admission to one of our institutions, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet other program admissions requirements.

Admissions advisors serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. The admissions advisors also have a responsibility to provide guidance and support through the enrollment application process and student orientation as well as assist each student as they transition into their first class.

To support our objective of sustainable and responsible growth, we have made investments across our admissions and advising functions within Illinois, Arizona and Georgia, which includes the two new locations opened in Arizona in 2017. These investments over the past two years have enabled us to better serve prospective student demand and provide us with geographic and operational diversification. Along with increased staffing, these admissions and advising centers have focused on training and development while increasing productivity across various admissions teams which has contributed to increased student applications. We have also implemented technology enhancements that have further enabled admissions and advising staff to customize their prospective student outreach and engagement strategies based on students’ prior education experience, degree and areas of program interest, thus providing a more meaningful and relevant interaction with the prospective student.

Once a decision has been made to enroll at one of our academic institutions, the student finance team works with the prospective student, providing them with information about various loans and grants available to finance their education. The focus is on getting these students financially prepared for school in a timely manner so that they can focus on their academic activities.

Every enrolled student must complete an orientation process that will expose the student to required classroom activities such as the personalized learning module, discussion board assignments and an individual project. This orientation process also provides the opportunity for students to understand our academic and support services. We believe completion of these activities better prepares a student to make an informed decision about pursuing their education as well as to be more successful as it simulates their classroom experience both online and in a campus-based environment. Campus-based students have the opportunity to engage with faculty, staff and current students during orientation which builds confidence and a comfort level in their new learning environment. Completion of orientation does not financially obligate students nor does it require students to continue their education with the university.

Additionally, new students who attend online programs at our universities and do not want to continue have 21 days after the start of their program to notify the institution of their intention to withdraw. Students who notify and withdraw from the institution within 21 days will not be responsible for any tuition related expenses, and are refunded any amounts they have paid in tuition and other institutional fees.

Corporate Partnerships

Our universities continue to focus on expanding strategic relationships with corporate partners. We expect these relationships to result in new student interest through increased awareness of our brands for the employees of our corporate partners. Corporate partnerships provide us with an opportunity to connect and educate a population of students we would otherwise not have access to. Students who attend our institutions through corporate partnerships are awarded grants from the applicable university to partially offset their tuition costs, the amount of which depends on the agreement with each respective corporate partner. In addition, they typically receive some funding from their employer towards their tuition. Although the lower tuition paid by these students results in lower revenue per student, the recruiting, marketing and support costs associated with these students are lower as well. Further, these students are more likely to start class and tend to be more persistent in their pursuit of long-term learning, which we believe will result in higher life-time value per student. As of December 31, 2019, approximately 19.1% and 5.5% of total student enrollments at CTU and AIU, respectively, are a result of corporate partnership agreements.

Student Retention and Academic Outcomes

One of our strategic priorities is to enhance student experiences and retention. Investments in student serving processes, including the use of technology, is a key focus to support this priority. As is the case at any postsecondary educational institution, a portion of our students withdraw from their academic programs for a variety of academic, financial or personal reasons. Our faculty and academic advisors provide frequent assistance and feedback to students during their course of academic study. We support increased communication between our faculty and students by providing faculty with various technology enablers such as a two-way messaging platform and enhanced data reporting and analytics to help them provide the right level of academic support. These efforts are designed to help our students remain in school and succeed in their academic program.

Our student advising model promotes collaboration between faculty and student advisors which we believe elevates accountability and effectiveness between these two areas, which, in turn, provides students with consistent support and communication. Student advisors continue to work with students throughout their program to provide relevant and specific feedback and guidance as they progress through their classes. Additionally, a team of staff members from advising, admissions and financial aid work directly with each new student creating a student-service atmosphere and encouraging quality interactions.

Coupled with the student advising model, CTU and AIU have made changes to course pairing and sequencing to build workload levels slowly as students develop skills and acclimate to course expectations which we believe improves academic outcomes. Courses have been redesigned to accommodate skill development holistically in the first eight courses, which we believe will support incremental and progressive learning.

AIU has fully transitioned to a graduate team model operating structure. The graduate team model structure personalizes student serving processes in admissions, financial aid and advising and we believe this learner-centric structure helps increase accountability and ultimately improves overall student experiences and retention. Teams are encouraged to build critical thinking into their interactions with students. There is also significant focus on training and development that has been improving tenure within the teams. This cross-functional strategy is aimed at improving student engagement throughout the student’s entire academic life cycle, with particular emphasis on the important onboarding phase and first academic term as the students adjust to their academic program. These teams also facilitate completion of the financial aid process and continue to provide support as students work towards graduating in their field of study.

We implemented a new student engagement and retention analytics approach at CTU during the fourth quarter of 2018. As part of this approach, CTU assigns each student an academic coach to support the student through his or her academic life cycle. This approach is intended to better help us reach the right student at the right time with the right support, which we expect will increase learning and course completion by our students. We continue to evolve our processes to provide proactive outreach and personalized advising to improve student learning and experiences. Initial results from this approach are positive and we will continue efforts to determine the best support services to enhance student learning and retention.

Preparing students to find employment in their field of study is also an important element of our educational mission. To this end, each of our institutions provides career services assistance to help students learn to conduct a successful job search and identify job opportunities with employers.

Program Development

Our universities develop and deliver a variety of programs resulting in the award of credentials ranging from certificates to doctoral degrees in career-oriented programs of study in core curricula areas of business studies, information technology and health education.

Our curricula, instructional delivery tools, and experienced faculty comprise the learning experience that appeals to our student population and provides them with a unique opportunity to develop the knowledge, skills and competencies required for specific careers. The curriculum development process focuses on desired career needs, while considering relative competencies necessary to achieve these career needs, as well as any applicable recommendations set forth by advisory boards, programmatic accrediting agencies and industry standards. Subsequently, learning objectives are identified and courses are developed which foster student engagement in activities and optimally result in the attainment of program learning outcomes.

Instructional Delivery

Our instructional delivery is based upon the belief that learning is dependent upon instructional methodologies that facilitate student engagement with the instructor, with other students and with the course content. This engagement is fundamental to student learning outcomes, regardless of whether instruction occurs within a physical or virtual classroom. We continue to focus on innovation in our delivery of online education to enhance the learning experience for students.

Learning Management System

Construction of, and ongoing enhancement to, a virtual campus that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. PEC’s online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, PEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. is a rich, engaging student experience that represents an innovative online method of delivering content that includes the following capabilities:

•	supports multiple learning styles, allowing students to choose their preferred method of engaging with the content;
•	enables students to choose the order of topics to study within a predetermined framework of learning objectives; and
•	provides search capability that allows students to interact with the content more efficiently and effectively.

Personalized Learning Technology

Perdoceo has implemented the use of sophisticated personalized learning technologies within our university institutions. Through our equity investment in and license of technology from CCKF, a Dublin-based educational technology company that provides intelligent, adaptive systems to power the delivery of personalized learning, we have strengthened our leadership position as a technology innovator in higher education and as a company dedicated to student success. Our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula. We have a perpetual license to this technology, which, when integrated with our proprietary learning management system, we refer to as intellipath.®

Intellipath serves as a powerful platform to help our students learn. It identifies and gives more time in areas where students need more help, while moving past areas they already know thereby giving students more control of their academic progress. Students report feeling a stronger sense of confidence as they proactively address learning gaps and engage in the learning process at a deeper level. In many respects, personalized learning serves as an excellent way to facilitate and demonstrate mastery in a competency-based learning environment. Personalized learning is changing the nature of higher education by measuring real-time knowledge growth minute-by-minute and understanding of the material on a student-by-student basis.

Our implementation of intellipath is coupled with extensive faculty training. The success of this personalized learning platform lies in the abundance of data it collects, which in turn helps our instructors determine how to structure courses, deliver material to students, predict and mitigate individual student challenges and identify teaching practices that yield the strongest results. Continuous assessment facilitates the development of individualized, dynamic learning maps that both illustrate where student mastery has been achieved and where additional work is needed. Both the student and the instructor can see in real time where learning has taken place and where effort still needs to be applied. A major difference between our platform and others is that it focuses on student learning achievements rather than solely on student satisfaction or how fast it facilitates a student to complete assignments.

This academic and technological breakthrough continues to advance our understanding of the learning process and support improved student academic outcomes. We believe our intellipath personalized learning platform provides our institutions a strategic advantage by providing a more customized student experience and we will continue to expand its use as a key differentiator.

Mobile Applications

Students at both universities have access to a mobile application and two-way messaging platform which were created to complement students’ mobile-centric lives. Our students and staff are increasingly using the messenger due to its ease and simplicity. The student benefits of these technology innovations include the ability to connect with their university in a different way, communicate efficiently with faculty, upload required documentation, track grades and degree progress in real-time and participate in courses from the palm of their hand, all of which contribute to increased student engagement. CTU and AIU also have a faculty mobile application which provides informative dashboards, ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe will make teacher-student interactions easier and more effective.

Faculty

Our institutions employ approximately 1,700 credentialed, geographically dispersed, full-time and adjunct (i.e., part-time) faculty who facilitate learning in our classrooms and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in accordance with current accepted higher education practices and in accordance with state, institutional accreditation and programmatic accreditation standards. Generally, our institutions require the instructor to have a degree at least one level higher than the level of the course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General education faculty members must possess at least a master’s degree. The average tenure of a Perdoceo faculty member is greater than six years. We believe the longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms.

Faculty Competencies

With the input of faculty and academic leadership at our institutions, we have developed a set of instructor competencies that we believe are critical to student success and institutional effectiveness. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation and development. The competencies apply to all instructors, regardless of content area, instructional platform (campus-based or online) and employment status (full-time or part-time). Faculty hired by any Perdoceo institution must demonstrate proficiency in each of the following competencies:

•	communication;
•	assessment of student learning;
•	instructional methodology (pedagogy);

•	subject matter expertise;
•	utilization of technology to enhance teaching and learning;
•	acknowledgement and accommodation of diversity in learners;
•	student engagement;
•	promotion of active student learning;
•	compliance with academic institution policy; and
•	demonstration of scholarship.

Seasonality

Our quarterly net revenues and income may fluctuate primarily as a result of the pattern of student enrollments. For CTU, the seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. Within AIU, an academic calendar redesign was implemented during 2017 which impacts quarterly comparability in the foreseeable future as each quarter may have non-comparable revenue-earning days because the academic calendar may align differently with each calendar year and the quarters therein. While operating costs for our institutions generally do not fluctuate significantly on a quarterly basis, we do traditionally increase our marketing investments during the first and third fiscal quarters in relation to the back to school seasons. Revenues, operating income (loss) and net income (loss) by quarter for each of the past two fiscal years are included in Note 18 “Quarterly Financial Summary” of the notes to our consolidated financial statements.

Employees

As of December 31, 2019, we had approximately 4,000 employees, of which approximately 1,800 work for CTU and approximately 1,400 work for AIU, with the remainder being corporate employees. Our employees include approximately 1,600 part-time adjunct faculty members and approximately 120 full-time faculty members. Other than our part-time adjunct faculty members, we have less than 150 part-time employees, some of which are student employees under the federal work study program.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and competitive, with no one provider having a significant market share. The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 6,200 postsecondary education institutions eligible for federal student aid in the United States for the academic year 2018-19, including approximately 2,400 for-profit schools; approximately 2,000 public schools which include state universities and community colleges; and approximately 1,800 private non-profit schools. According to the U.S. Department of Education (“ED” or the “Department”), over the 12-month period for academic year 2017-18, approximately 26.4 million students were enrolled in postsecondary institutions.

The domestic postsecondary degree-granting education industry was an approximately $649 billion industry for academic year 2016-17, according to a report published in 2019 by the Department. We compete in this industry primarily with other degree-granting regionally accredited colleges and universities, both for-profit institutions like ours and public and private non-profit institutions. In particular, there is growing competition from online programs at these institutions as they increase their online offerings in response to growing demand.

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

The majority of our degree-seeking students today have one or more non-traditional characteristics (e.g., did not enroll immediately after high school graduation, work full-time, are financially independent for purposes of financial aid eligibility, have dependents other than a spouse or are single parents). These non-traditional students typically are looking to improve their skills and enhance their earning potential within the context of their careers or in pursuit of new careers. As the industry has shifted to more students with non-traditional characteristics, an increasing proportion of colleges and universities are addressing the needs of working students. This includes colleges and universities with well-established brand names that were historically focused on traditional students.

Although competition exists, for-profit educators serve a segment of the market for postsecondary education that we believe has not been fully addressed by traditional public and private universities. Public and private non-profit institutions can face limited financial resources to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Institutions may also control student enrollments to preserve the perceived prestige and exclusivity of their degree offerings. For-profit providers of postsecondary education offer prospective students the greater flexibility and convenience of their institutions' programmatic offerings and learning structure and an emphasis on applied content and the use of technology in the delivery of the education. At the same time, the share of the postsecondary education market that has been captured by for-profit providers remains relatively small. As a result, we believe that in spite of regulatory and other challenges facing the industry, for-profit postsecondary education providers continue to have significant opportunities to address the demand for postsecondary education.

We believe that the online postsecondary education market continues to grow and gain acceptance across employers seeking qualified candidates for employment. Growth in the postsecondary education industry is being driven by online enrollment for a variety of reasons, including:

•	a growing demographic of adult learners;
•	a need for more non-traditional classroom formats;
•	continued demand for skilled professionals;
•	a current gap in attainment of higher education for adult learners; and
•	continued increased economic benefit for employees who hold a bachelor’s degree as compared to those with lower-level degrees.

Our Competitive Strengths

We believe that the following strengths differentiate our business and position us well for sustainable and responsible growth:

•	student-first model with focus on student experiences, retention and academic outcomes;
•	flexibility in instructional delivery, through our virtual campus and mobile applications;
•	innovative personalized learning technology (intellipath®);
•	strong student outreach strategies to effectively recruit, retain and educate qualified students; and
•	efficient and effective scalable shared services.

ACCREDITATION, JURISDICTIONAL AUTHORIZATIONS AND OTHER COMPLIANCE MATTERS

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

Both CTU and AIU are accredited by the Higher Learning Commission (“HLC”) (www.hlcommission.org), one of six regional accreditation agencies recognized by ED. CTU’s next re-affirmation of accreditation is scheduled for 2022-23. CTU had a comprehensive evaluation in 2017, during which HLC found that CTU continued to meet HLC’s criteria for accreditation, while requesting that CTU complete some interim reporting prior to its next re-affirmation of accreditation review. CTU has submitted the requested interim reports, except for one remaining report due in 2021. AIU’s next re-affirmation of accreditation is scheduled for 2023-24. AIU had a comprehensive evaluation in 2018, during which HLC found that AIU continued to meet HLC’s criteria for accreditation.

Programmatic Accreditation

In addition to the institutional accreditation described above, CTU and AIU have specialized programmatic accreditation for particular educational programs. Many states and professional associations require professional programs to be accredited at a program level, and require individuals who must sit for professional license exams to have graduated from accredited programs. Programmatic accreditation does not satisfy ED requirements to confer Title IV Program eligibility; however, it does provide additional academic quality review by peers in a given field and may enable or assist graduates to practice, sit for licensing or certification exams (in some cases) or otherwise secure appropriate employment in their chosen field. In addition to programmatic accreditation, some states have licensing boards which regulate who in a state is licensed to practice in a given profession.

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

Programmatic accreditation has been granted by the following accrediting agencies for the following program areas offered by our University Group institutions.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Area Accredited (2)

ABET	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Association for Advancing Quality in Education Preparation	American InterContinental University, Chandler	Education

Accreditation Council for Business Schools and Programs	American InterContinental University: Atlanta, Houston and Chandler; Colorado Technical University: Colorado Springs and Denver	Business

Commission on Collegiate Nursing Education	Colorado Technical University, Colorado Springs	Nursing

Project Management Institute Global Accreditation Center	Colorado Technical University: Colorado Springs and Denver	Project management

_____________________

(1)	Status as of February 19, 2020.
(2)	See the institutional website for a list of programs included in the approval.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees or certificates to its students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or certificates or offer new programs. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. Currently, each of our ground-based campuses is authorized by the state in which it is located. Additionally, our online institutions have separate state approval or recognition from the relevant state agency via participation in a consortia program called the State Authorization Reciprocity Agreement (“SARA”) in the states in which they enroll and/or recruit students. California is the only state which is not a part of SARA; however, CTU and AIU hold the appropriate approval in that state.

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by state legislators) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). As of January 1, 2020, 49 states plus the District of Columbia are SARA participants (www.nc-sara.org). CTU and AIU are approved to participate in SARA by their home states (Colorado and Arizona, respectively).

In 2016 ED had published new regulations, to be effective July 1, 2018, that conditioned Title IV Program eligibility on confirmation that an institution has the appropriate state approvals from any state which requires institutions to obtain its approval. The 2016 regulations recognize SARA participation as a means to qualify in a state through reciprocity. While the implementation of the 2016 regulations was initially delayed until July 1, 2020 to enable ED to consider potential revisions, following a legal challenge of ED’s delay, ED implemented the regulations in July 2019. Separately, ED completed a further negotiated rulemaking process focused on accreditation and innovation which included a review of the 2016 state authorization regulations. The rulemaking group convened early in 2019 and reached consensus on proposed rules in April 2019. After publishing proposed rules for public comment, on November 1, 2019, ED published final revised state authorization for distance education regulations. The 2019 regulations are similar to the 2016 regulations, including recognition of SARA participation as a means to qualify in a state through reciprocity, but contain important changes and clarifications, notably around the scope of professional licensure disclosures and requirements for states around reviewing student complaints. The 2019 regulations which supersede the 2016 regulations are effective for all institutions on July 1, 2020, but ED allowed individual institutions to opt for early implementation at any time on or after November 1, 2019. Both CTU and AIU elected to early adopt the 2019 regulations.

Other Compliance Matters

In recent years, states and federal agencies have increased their focus on the for-profit, postsecondary education sector. This includes increased activity by state attorneys general and the U.S. Federal Trade Commission (“FTC”) in their review of the sector.

In this regard, on January 3, 2019, the Company entered into agreements with attorneys general from 48 states and the District of Columbia to bring closure to multi-state inquiries ongoing since January 2014. As part of the agreements, the Company expressly denied any allegations of wrongdoing but agreed to, among other things, work with a third-party administrator that will report annually for three years on the Company’s compliance with various obligations the Company committed to in the agreements. Operationally, the Company committed to:

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

Further, on July 26, 2019, the Company executed a settlement agreement with the FTC to resolve an inquiry commenced by the FTC in 2015. While not admitting any wrongdoing, the Company chose to settle the FTC inquiry after almost four years of legal expenses and cooperating with the FTC’s investigation. Under the terms of the agreement with the FTC, the Company agreed to continue its compliance with the Federal Trade Commission Act and the Telemarketing and Consumer Fraud and Abuse Prevention Act, including compliance with the national do not call registry. The Company agreed to enhance its current operational and compliance processes with respect to prospective student expressions of interest, or “leads,” purchased from third party lead aggregators and generators and implement other agreed-upon compliance measures. Specifically, the agreement with the FTC requires the operation of a system to monitor third party lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. In addition, the FTC Agreement contains requirements regarding employee and lead aggregator acknowledgements of the agreement, compliance certifications and record creation and maintenance. The principal provisions of the agreement with the FTC will remain in effect for twenty years.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – If we fail to comply with state laws and regulatory requirements, including new state legislative or regulatory initiatives affecting our institutions, we could incur financial penalties, restrictions on our operations and reduced student enrollments,” for more information about these agreements.

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

A majority of our students require assistance in financing their education. Our institutions are approved to participate in the U.S. Department of Education’s Title IV federal aid programs. Our institutions also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces and education benefits administered by the Department of Veterans Affairs. Our institutions that participate in federal and state financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

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

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2019-20 maximum annual Pell Grant is $6,195, excluding any additional amount awarded pursuant to a year-round Pell Grant. Beginning with the 2017-18 award year, eligible students may receive year-round Pell Grant funds. A year-round Pell Grant program allows students to receive up to 150% of the student’s regular grant award over the course of the academic year, allowing students to maintain their enrollment status and receive Pell Grant funds for the entire calendar year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

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

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2019 is $24,477. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

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

In May 2014, DoD released a final revised version of its MOU and its changes include efforts to enhance departmental oversight of voluntary education programs as well as incorporate the remaining requirements as stated in the President's 2012 Executive Order. The new provisions apply to all educational institutions providing education programs through the DoD tuition assistance program. Among other things, the MOU requests that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. The revised MOU also implemented rules to strengthen existing procedures for access to DoD installations by educational institutions, a DoD postsecondary education complaint system for service members, spouses, and adult family members to register student complaints and established authorization for the military departments to establish service-specific tuition assistance eligibility criteria and management controls. CTU and AIU each signed the 2014 MOU as well as a more recently released version in August 2019. The current MOUs are effective through August 2024.

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

ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. During the period of provisional certification, an institution must obtain prior ED approval to add an educational program, open a new location or make any other significant change. Provisional certification does not generally limit an institution’s access to Title IV Program funds. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements.

In May 2019, CTU and AIU each received renewals of their program participation agreements through March 31, 2021. CTU was removed from provisional certification, while AIU remains on provisional certification due to open regulatory review processes with ED at the time of the renewal.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – If ED denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

Scrutiny of the For-Profit Postsecondary Education Sector

In recent years, Congress, ED, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged ED, the Department of Defense and the Department of Veterans Affairs and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. Both major political parties have conveyed significantly different views on how they would propose to reauthorize the Title IV Programs and the various conditions on program or institutional eligibility they would require. As a result, the outcome of the 2020 Presidential and Congressional elections is likely to significantly impact the outcome of future legislative and regulatory actions affecting our business.

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

Historically, Congress reauthorized the Higher Education Act every five to six years. However, the last full reauthorization took place in 2008 and Congress has subsequently taken several actions which effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. Congress could work to reauthorize the Higher Education Act in its entirety, pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs, or continue to extend existing Title IV Programs for more limited terms while continuing debate on broader policy objectives. Certain legislation has been passed that is focused on simplifying both access to and repayment of Title IV funds, which should be of benefit to students. However, scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Congress may revise laws governing Title IV Programs or reduce funding for those and other student financial aid programs and ED may revise its regulations administering Title IV Programs, any of which could reduce our student enrollments and revenue and increase costs of operations. The results of the 2020 Presidential and Congressional elections are likely to significantly impact the nature of future changes.”

In recent years, ED has engaged in significant rulemaking efforts intended to develop new regulations focused on various topics. These efforts led to adoption of the new “borrower defense to repayment” regulations. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for a description of these regulations.

In addition, ED’s rulemaking efforts in 2019 resulted in the rescission of previously adopted “gainful employment” regulations. Perdoceo’s institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.”

During 2013, ED established negotiated rulemaking committees, one specifically designed to limit Title IV availability for programs at for-profit institutions by defining gainful employment in a recognized occupation. On October 30, 2014, ED published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. Prior to this rulemaking, the term gainful employment had been used in the Higher Education Act for forty years, and had not been further defined by Congress or ED. Through negotiated rulemaking sessions, ED considered different options for adopting a uniform set of requirements that could be applicable to all schools and not specifically targeted at for-profit institutions. After a public comment period on its proposal, ED published a final regulation on July 1, 2019 to rescind the 2015 gainful employment regulation effective on July 1, 2020; however, the Secretary of Education exercised her authority to allow institutions to make an election to adopt the rescission effective as early as July 1, 2019. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, ED has continued to update the college scorecards ED developed, which apply to all Title IV eligible institutions, with relevant information for prospective students. Both CTU and AIU have elected to early adopt the regulation rescinding gainful employment. While the eligibility tests and disclosures associated with the 2015 gainful employment regulation are no longer required, the term “gainful employment” continues to exist in the Higher Education Act and CTU’s and AIU’s Title IV eligible programs will continue to need to be career focused educational programs.

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

We have implemented various measures intended to reduce the percentage of our institution’s cash basis revenue attributable to Title IV Program funds, including emphasizing employer-paid and other direct-pay education programs such as our corporate partnerships, recruitment of international students, the use of externally funded scholarships and grants, counseling students to carefully evaluate the amount of necessary Title IV Program borrowing and deferring the receipt of Title IV Program funds within the parameters permitted by ED cash management regulations.

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

For our 2019 fiscal year, our preliminary review of our institutions’ 90-10 Rule percentages results in none of our institutions exceeding the 90% limit.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if the percentage of their revenues derived from those programs is too high,” for additional information regarding risks relating to the 90-10 Rule.

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

We have initiatives aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for loan counseling and communication with students after they cease enrollment. Our efforts supplement the counseling, processing and other student loan servicing work performed by ED through contracts it has with select third parties. The quality and nature of the student loan servicing work performed by ED has a direct impact on our cohort default rates and we have experienced past performance failures by ED in outreach to students which adversely impact the cohort default rates at our institutions. On January 18, 2017, the largest of ED’s student loan servicers, Navient, was sued by the Consumer Financial Protection Bureau and the Illinois and Washington Attorneys General for allegedly failing to properly counsel and support student loan borrowers. We know many of our students have Navient as their designated student loan servicer, however we are not able to determine what impact the alleged conduct, if accurate, may have had or will have on cohort default rates.

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

In September 2019, ED released the official three-year cohort default rates for the 2016 cohort. Each of our institutions had cohort default rates under the 30% threshold for the 2016 cohort. We increased our student communication, counseling and other efforts in this area beginning in late 2016 and have begun to see improvements in the cohort default rate beginning with the 2016 cohort. A listing of the official 2016, 2015 and 2014 three-year cohort default rates, for our universities is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2016	2015	2014
American InterContinental University
Chandler, AZ (Online) (Atlanta, GA and Houston, TX)	19.2%	19.7%	16.2%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	18.8%	19.5%	15.7%

Borrower Defense to Repayment

On October 28, 2016, ED adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” regulations. ED initially delayed the effective date of these regulations; however, after a successful legal challenge against the delay, ED published guidance to institutions on March 15, 2019 regarding how to implement the 2016 regulations while noting that a new set of regulations was forthcoming. On September 23, 2019, ED published new final “borrower defense to repayment” regulations that become effective on

July 1, 2020. The new 2019 final borrower defense to repayment regulations are summarized below and will result in a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020.

2019 Final Regulations – Summary

Loan Discharge. The 2019 borrower defense to repayment regulations significantly alter how loan discharge applications will be treated by ED in the future. In addition to adopting the more balanced burden of proof standard of “preponderance of the evidence,” the 2019 regulations provide for a single new federal standard for a misrepresentation claim a student may assert against its school. Under the new standard, an individual borrower may assert a defense to repayment based on the institution’s statement, act, or omission that is false, misleading, or deceptive. To be eligible for relief, the borrower would be required to demonstrate that the misrepresentation (1) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, (2) was relied upon by the borrower in making an enrollment decision, and (3) caused the student financial harm.

In addition, the 2019 final regulations eliminate the concept of automatic group loan discharges contained in the 2016 regulations and require individual claims to be made by students and include a process for the institution to provide a defense to any claims asserted.

Financial Responsibility. The 2019 final borrower defense to repayment regulations contain a number of triggering events that, if they occur after July 1, 2020, would result in an institution not qualifying as financially responsible or administratively capable. These triggering events include:

•	an order from the SEC that suspends trading in our stock or revokes the registration of our securities or suspends trading of our stock on its national securities exchange;
•	failure to timely file required public reports with the SEC without an extension being issued;
•	notification by Nasdaq that our stock is not in compliance with its exchange requirements and/or may be delisted; and
•	two or more concurrent and unresolved discretionary triggering events become mandatory triggering events.

Additionally, the 2019 final regulations include more definitive financial events that, if they occur on or after July 1, 2020, would cause ED to re-calculate an institution’s most recent financial responsibility composite score to determine whether the losses or reduction in owner’s equity from the event cause the composite score to fall below 1.0. The composite score is one measure ED uses to evaluate an institution’s financial responsibility using annual financial statements. These triggering events that can lead to the recalculation of a composite score include, but are not limited to:

•	incurring a liability from a settlement, final judgment or final determination arising from an administrative or judicial action or proceeding initiated by a federal or state entity; and
•	if our composite score is below 1.5 and we withdraw owner’s equity, such as through a distribution of dividends.

         The 2019 final regulations also keep select discretionary triggering events contained in the 2016 regulations that, if they occur on or after July 1, 2020, allow ED to designate an institution as not financially responsible. These discretionary triggering events include:

•	failure to satisfy the 90-10 Rule in any year;
•	cohort default rates in excess of 30% for two consecutive years;
•	citation from a state licensing or authorizing agency of failing to meet state or agency requirements;
•	an institution is placed on show-cause, probation or similar adverse action threatening an institution’s accreditation for failure to meet an accreditation standard;
•	high annual dropout rates, as determined by ED; and
•	violation of a provision or requirement in a loan agreement.

The triggering events in the 2019 final regulations are significantly less subjective than a number of the eliminated triggering events that were included in the 2016 regulations. If any of the triggering events materialize, our institutions may be required to post a letter of credit equal to 10% or more of the institution’s previous year’s annual Title IV disbursements.

Repayment Rate Disclosure Eliminated. The 2019 final defense to repayment regulations eliminated a separate repayment rate disclosure obligation from the 2016 regulations that applied only to for-profit institutions. ED has indicated it favors a more universally applicable set of disclosures it is working to incorporate into its college scorecards.

Student Loans Disbursed Prior to July 1, 2020

Prior to the July 1, 2020 effective date of the 2019 final regulations, institutions are required to follow the 2016 regulations, subject to ED’s ongoing guidance and direction. As a result, student loans disbursed between July 1, 2017 and July 1, 2020 will follow the loan discharge processes outlined in the 2016 regulations. The 2016 regulations allow ED to process discharge claims on a group basis, has a much broader definition of what constitutes an eligible misrepresentation, including inadvertent errors, has a lower burden of proof for students and fewer due process protections for institutions. Student loans disbursed before July 1, 2017 will follow ED’s original discharge standards and processes that specify that a borrower may assert a defense to repayment based on an act or omission by the school that would give rise to a cause of action under state law.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ‘Borrower defense to repayment’ regulations, including closed schools discharges, may subject us to significant repayment liability to ED for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growths.” for more information about risks associated with the borrower defense to repayment regulations.

Financial Responsibility Standards

To participate in Title IV Programs, our institutions must either satisfy standards of financial responsibility prescribed by ED, or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy a quantitative standard of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. A composite score from 1.0 to 1.4 is considered to be in “the zone” of financial responsibility, and a composite score of less than 1.0 is not considered to be financially responsible. If an institution is in “the zone” of financial responsibility, the institution may establish eligibility to continue to participate in Title IV Programs on the following alternative bases:

•Zone Alternative. Under what is referred to as the “zone alternative,” an institution may continue to participate in Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of ED. These additional monitoring and reporting procedures include being transferred from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or “HCM1,” status) or to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment. If an institution does not achieve a composite score of at least 1.0 in one of the three subsequent years or does not improve its financial condition to attain a composite score of at least 1.5 by the end of the three-year period, the institution must satisfy another alternative standard to continue participating in Title IV Programs.

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

ED applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. ED also may apply the tests to the parent company of our institutions, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2018 was 3.0, and our preliminary calculation for the year ended December 31, 2019 is also 3.0, which is the highest possible score and considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2019, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

Change of Ownership or Control

When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and ED, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by ED, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally re-certified by ED for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including ED, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from ED, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected institutions to participate in Title IV Programs. If we were to undergo a change of control and our institutions failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations and cash flows could be materially adversely affected.

When we acquire an institution that is eligible to participate in Title IV Programs, that institution typically undergoes a change of ownership resulting in a change of control as defined by ED. Our acquired institutions in the past have undergone a certification review under our ownership and have been certified to participate in Title IV Programs on a provisional basis, per ED requirements, until such time that ED signs a new program participation agreement with the institution. Currently, neither of our institutions is subject to provisional certification status due to ED’s change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our common stock.

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

Pursuant to the pending acquisition of Trident University International, Trident’s operations will be brought within the scope of AIU’s current state licensure, accreditation and ED approval. In November 2019, the Higher Learning Commission approved the proposed transaction. We expect the transaction to close in early March, with the timing dependent upon ED’s processing of AIU’s application to add Trident’s programs to AIU’s authorization. In anticipation of the closing, we continue to work with all of our regulatory partners on the expected regulatory authority transitions.

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

OTHER INFORMATION

Our website address is www.perdoceoed.com. We make available within the “Investor Relations” portion of our website under the caption “Annual Reports and SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC. Information contained on our website is expressly not incorporated by reference into this Form 10-K.

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

A significant portion of our students rely on Title IV Programs, and we derive a substantial majority of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2019, approximately 81% of all our students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts recorded by the Company of approximately $436 million.

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

The regulations, standards and policies of our regulators change frequently and are subject to interpretation, particularly where they are crafted for traditional, academic term-based institutions rather than our module-based academic delivery model. Changes in, or new interpretations of, applicable laws, regulations or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs, or costs of doing business.

If we violate any applicable regulations, standards or policies, we may be subject to the following sanctions, among others, imposed by any one or more of the relevant regulatory agencies or other government bodies:

•	imposition of monetary fines or penalties, including imposition of a letter of credit requirement;
•	repayment of funds received under Title IV or other federal programs or state financial aid programs;
•	restrictions on, or termination of, our institutions' eligibility to participate in Title IV or other federal programs or state financial aid programs;
•	limits on, or termination of, our institutions' operations or ability to grant degrees and certificates;
•	restrictions on, or revocation of, our institutions' accreditations;
•	limitations on our ability to open new institutions or offer new programs;
•	costly investigations, litigation or other adversarial proceedings; and
•	civil or criminal penalties levied against us or our institutions.

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

Any of the penalties, injunctions, restrictions, lawsuits or other forms of censure discussed above could have a material adverse effect on the number of students who choose to enroll at our institutions, our profitability, our cash and short term investment balances, our ability to conduct our business as presently conducted or as we desire to in the future and our reputation. If we lose Title IV Program eligibility, we would experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.

Congress may revise the laws governing Title IV Programs or reduce funding for those and other student financial aid programs, and ED may revise its regulations administering Title IV programs, any of which could reduce our student enrollments and revenue and increase costs of operations. The results of the 2020 Presidential and Congressional elections are likely to significantly impact the nature of future changes.

The U.S. Congress must periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent ED Regulatory Initiatives,” for more information about the reauthorization of the Higher Education Act. Both major political parties have conveyed significantly different views on how they would propose to reauthorize the Title IV Programs and the various conditions on program or institutional eligibility they would require. As a result, the outcome of the 2020 Presidential and Congressional elections is likely to significantly impact the outcome of the Higher Education Act reauthorization process and therefore the extent to which any legislation, if adopted, could materially affect our business is uncertain. However, scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically.

ED has promulgated a substantial number of new regulations in recent years that impact our business, including but not limited to multiple versions of the “borrower defense to repayment” regulations discussed in a separate risk factor below and the recently rescinded gainful employment regulation, as well as compensation rules for persons engaged in certain aspects of admissions and financial aid, state authorization, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation” which became effective on July 1, 2011. These and other regulations have had significant impacts on our business, requiring a large number of reporting and operational changes and resulting in changes to and elimination of certain educational programs. Future regulatory actions by ED or other agencies that regulate our institutions are likely to occur and to have significant impacts on our business, by requiring us to change our business practices and incur costs of compliance and of developing and implementing changes in operations. For example, if there is a change in ED administration and policy objectives following the 2020 Presidential election, a new version of gainful employment regulations may be adopted. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent ED Regulatory Initiatives,” for a brief overview of the former gainful employment regulations and the recent rescission, and our Annual Report on Form 10-K for the year ended December 31, 2018 contains more detail regarding the recently rescinded regulations.

Because a significant percentage of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our students to participate, or that places significant additional burdens on our ability to participate, may significantly reduce the number of students who enroll at our institutions, our revenue and our profitability.

If we fail to comply with state laws and regulatory requirements, including new state legislative or regulatory initiatives affecting our institutions, we could incur financial penalties, restrictions on our operations and reduced student enrollments.

Our institutions are subject to the laws and regulations of the states where our physical campuses are located, and are also subject to laws and regulations in other states in which they enroll and/or recruit students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities and financial policies. State education laws and regulations may limit our institutions’ ability to operate or to award degrees or certificates or offer new programs. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. In addition, we are subject to state consumer protection laws.

Attorneys general in many states have become more active in enforcing consumer protection laws, in particular related to recruiting practices and the financing of education at for-profit educational institutions. Further, some state attorneys general have partnered with the Consumer Financial Protection Bureau and the Federal Trade Commission to review industry practices. These actions increase the scrutiny of the marketing and advertising practices of educational institutions, making our operating environment more challenging and increasing the risk of claims of noncompliance. In addition, adverse media coverage regarding the allegations of state consumer protection law violations by us or other for-profit education companies could damage our reputation, result in deceased enrollments, revenues and profitability, and have a negative impact on our stock price. Such coverage could also result in continued scrutiny and regulation by ED, Congress, accrediting commissions, state legislatures, state attorneys general or other governmental authorities of for-profit educational institutions generally or the Company specifically. See the risk factor below regarding our agreements with multiple state attorneys general and the FTC to resolve their inquiries which impact our future operations.

State legislatures often consider legislation affecting regulation of postsecondary educational institutions. For example, some states have proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the current federal 90/10 Rule and that would implement a state level version of ED’s recently rescinded gainful employment regulations.

If we are unable to comply with current or future state consumer protection, licensing, authorization or other requirements, or determine that we are unable to cost effectively comply with new or changed requirements, we could be subject to monetary fines or penalties or limitations on the manner in which we conduct our business, we could incur substantial compliance costs or be required to modify our operations in order to comply or we could lose enrollments, revenue and eligibility to participate in Title IV Programs in any affected states. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of authority in other states, which would further impact our business.

Our agreements with multiple state attorneys general and the Federal Trade Commission may lead to unexpected impacts on our student enrollments or higher than anticipated expenses, and a failure to comply may lead to additional enforcement actions.

In recent years, states and other regulatory bodies have increased their focus on the for-profit postsecondary education sector. This includes increased activity by state attorneys general and the FTC in their review of the sector. In this regard, in 2019 the Company entered into agreements with the FTC and attorneys general from 48 states and the District of Columbia to bring closure to inquiries by them. See Item 1, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Other Compliance Matters” for information about these agreements. These agreements could ultimately have negative impacts on our business, any one of which could be material. For example, pursuant to the agreements with the attorneys general we agreed to work with a third-party administrator that will report annually for three years on the Company’s compliance with various obligations the Company committed to in the agreements. Any negative findings by the third-party administrator may result in negative consequences to the Company, such as an extension of the time period during which the Company must work with the third party administrator or an action by one or more attorneys general seeking enforcement of the agreements. Further, our provision of materials and information in accordance with the terms of the agreements that do not align with those provided by other institutions could negatively impact student decisions to enroll or remain enrolled at our institutions. Pursuant to the agreement with the FTC, we agreed to the operation of a system to monitor lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. The compliance costs related to these agreements may be greater than anticipated and may have a negative impact on our ability to compete effectively and maintain and grow student enrollments at our institutions, and a failure to comply may lead to additional enforcement actions by the state attorneys general and the FTC.

If one or more of our institutions fails to maintain institutional accreditation, or if certain of our programs cannot obtain or maintain programmatic accreditation, our student enrollments would diminish and our business would suffer.

Institutional Accreditation. In the U.S., accrediting agencies periodically review the academic quality of an institution's instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution's educational programs qualify the institution to participate in Title IV Programs. See Item 1, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Institutional Accreditation.”

The failure to comply with accreditation standards will subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution's application for a new grant of accreditation or an action to suspend an institution's accreditation or a program's approval. For example, in August 2016 HLC adopted policy changes giving the Commission discretion to designate an institution as a school “in financial distress” or “under government investigation.” These designations may result in additional monitoring and/or financial reporting by the institution and a strict scrutiny review by HLC of any requests for substantive change at the institution, requiring the institution to demonstrate a compelling reason for the change and that it has sufficient resources to support the change. In 2019 we resolved inquiries by the FTC and multiple state attorneys general. If similar inquiries occur in the future, the breadth of the conditions that could result in these designations may cause our HLC-accredited institutions, CTU and AIU, to be labeled with one or possibly both.

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

Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if the percentage of their revenues derived from those programs is too high.

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

Several factors such as the increase in Title IV Program aid availability, including year-round Pell Grant funds, and budget-related reductions in state grant programs, workforce training programs and other alternative funding sources have adversely affected our institutions' 90-10 Rule percentages in recent years, and we expect this negative impact to continue. We have implemented various measures intended to reduce the percentage of our institution's cash basis revenue attributable to Title IV Program funds, including AIU’s deferred receipt of Title IV Program funds in 2019 within the parameters permitted by ED cash management regulations. Another potential measure is adjusting tuition, but tuition adjustments adversely impact students and could adversely affect our enrollments. However, these measures may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90% in the future.

The ability of our institutions to maintain 90-10 rates below 90% will depend on the composition of our future student population and their personal circumstances and regulatory and other factors outside of our control, including any reduction in government education assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation.

Currently, government education assistance for military personnel, including veterans, is not treated as revenue from Title IV sources and therefore is included in the “10%” portion of the calculation. However, multiple legislative proposals have been introduced in Congress that would revise the 90-10 Rule to consider government education assistance for military personnel, including veterans, in the same manner as Title IV funds for purposes of the rule and to revise the 90-10 Rule to an 85-15 rule. If adopted, these proposals would make it more difficult for our institutions to comply with the 90-10 Rule.

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

If any of our institutions lose eligibility to participate in Title IV Programs due to violation of the 90-10 Rule, the institution would experience a dramatic decline in revenue and would be unable to continue its business as it currently is conducted. Efforts to reduce the 90-10 Rule percentage for our institutions have and may in the future involve taking measures that involve interpretations of the 90-10 Rule that are without clear precedent, reduce our revenue or increase our operating expenses (or all of the foregoing, in each case perhaps significantly). If the 90-10 Rule is not changed to provide relief for for-profit institutions, we may be required to make structural changes to our business to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our revenue and operating costs. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

“Borrower defense to repayment” regulations, including closed school discharges, may subject us to significant repayment liability to ED for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growths.

On October 28, 2016, ED adopted regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment” regulations. Included in the 2016 regulations were expansions of ED’s authority to process group discharge claims and authority to seek recoupment from institutions. On September 23, 2019, ED published new final “borrower defense to repayment” regulations that become effective on July 1, 2020. Which processes and standards apply is determined by the date a student loan is disbursed, and student loans disbursed before July 1, 2017 will follow ED’s original discharge standards and processes that specify that a borrower may assert a defense to repayment based on an act or omission by the school that would give rise to a cause of action under state law. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” for more information about the borrower defense to repayment regulations.

In addition to discharge of student loans based on an act or omission by a school, ED regulations provide that upon the closure of an institution participating in the Title IV Programs, including any location thereof, certain students who had attended such an institution or location may be eligible to obtain a “closed school discharge” of their federal student loans related to attendance at that institution or location, if they do not complete their educational programs at another location or online, or through transfer or teach-out with other postsecondary institutions. In order to obtain a closed school discharge, a student generally must have been enrolled or on an approved leave of absence when the institution or location closed. ED regulations historically also provide that students who withdraw from an institution or location within 120 days prior to the closure may receive a closed school discharge; this time period was expanded to 180 days under the 2019 borrower defense to repayment regulations. Additionally, under the 2016 regulations, ED may grant automatic closed school discharges to students who do not re-enroll in another Title IV-participating institution within three years after becoming unable to complete their educational program due to a closure of their institution or institutional location.  Recently, ED has asserted loan discharge claims against us relating to closed campuses in our former All Other Campuses reporting segment for select students that withdrew or were dismissed from school just prior to a campus closure, despite the availability of a teach-out and opportunity to complete. In addition, pursuant to our pending acquisition of substantially all of the assets of Trident University International, Trident’s operations will be brought within the scope of AIU’s current state licensure, accreditation and ED approval, with Trident relinquishing its accreditor and ED approvals. As a result, we may incur closed school discharge liabilities if students do not complete their educational program after the closing of the transaction.

ED’s interpretation and enforcement of the different versions of the borrower defense to repayment regulations, including closed school discharges, and the related processes and standards is uncertain. If ED determines that a significant number of borrowers who attended our current, former or acquired institutions have a defense to repayment of their student loans, we could be subject to significant repayment liability to ED, which may limit our ability to make investments in our business and negatively impact our future growth.

In addition to potential liability associated with loan discharges, both the 2016 and 2019 borrower defense to repayment regulations include discussion of triggering events that would provide ED discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. If in the future we are required to post a letter of credit pursuant to the borrower defense to repayment regulations, we may not have the capacity to do so. Even if we are able to post any required letter of credit, doing so may limit our ability to make investments in our business which could negatively impact our future growth.

We cannot predict the impact the various defense to repayment regulations will have on student enrollments, the volume of future claims for loan discharge, or our future financial responsibility as determined by ED, all of which could be materially adverse.

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

If our institutions fail to maintain financial responsibility or administrative capability, they could lose their eligibility to participate in Title IV Programs, have that eligibility adversely conditioned or be subject to similar negative consequences under accreditor and state regulatory requirements, which would have a material adverse effect on our operations. In particular, limitations on participation in Title IV Programs as a result of the failure to demonstrate financial responsibility or administrative capability could materially reduce the enrollments and revenue at the impacted institution, and a termination of participation would cause a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.

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

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates,” for more information about cohort default rates, ED’s standards and penalties applicable thereto as well as the rates for our institutions.

If either of our institutions loses eligibility to participate in Title IV Programs due to student loan default rates being higher than ED’s thresholds, we would experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.

If ED denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted.

Under the provisions of the Higher Education Act, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Each institution is assigned an identification number by ED known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and additional locations assigned to the main campus’ OPEID. Generally, the recertification process includes a review by ED of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. AIU is currently operating on a provisional program participation agreement due to open reviews. During the period of provisional certification, an institution must obtain prior ED approval to add an educational program, open a new location or make any other significant change, which could negatively impact our ability to take these actions.

If ED finds that any of our institutions do not fully satisfy all required eligibility and certification standards, ED could limit, suspend or terminate the institution’s participation in Title IV Programs. Continued Title IV program eligibility is critical to the operation of our business. If either of our institutions becomes ineligible to participate in Title IV Programs, or have that participation significantly conditioned, it could not conduct its business as it is currently conducted and we would experience a dramatic decline in revenue.

Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us that could result in monetary liabilities, injunctions, loss of eligibility for Title IV Programs or other adverse outcomes.

Because we operate in a highly regulated industry, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties. We have had significant matters pending against us in the past which have resulted in the payment of significant amounts to settle the matters and our agreement to ongoing compliance and operational matters. In this regard, see Item I, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Other Compliance Matters,” for discussion of agreements undertaken in connection with several recently resolved pending matters. From time to time, we identify compliance deficiencies that we must address and, where appropriate, report such deficiencies to ED. Such reporting, even in regard to a minor or inadvertent compliance issue, could result in a more significant compliance review by ED or even a full recertification review, which may require the expenditure of substantial administrative time and resources to address. If the result of any proceeding is unfavorable to us, we may be required to pay monetary damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those actions. Claims and lawsuits brought against us may damage our reputation or adversely affect our stock price, even if such actions are eventually determined to be without merit.

We need timely approval by applicable regulatory agencies to offer new programs or make substantive changes to existing programs.

Our institutions frequently need to obtain approvals from regulatory agencies in the conduct of their business. For example, to establish a new educational program or substantive changes to existing programs, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies. Staffing levels at ED and other regulatory agencies and the volume of applications and other requests may delay our receipt of necessary approvals. Further, approvals may be conditioned or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may also be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally.

Risks Related to Our Business

Our financial performance depends on the level of student enrollments in our institutions.

Enrollment of students at our institutions is impacted by many of the regulatory risks discussed above and business risks discussed below, many of which are beyond our control. We also believe that the level of our student enrollments is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. For example, during periods when the unemployment rate declines or remains stable, prospective students may have more employment options, leading them to choose to work rather than to pursue postsecondary education. On the other hand, high unemployment rates may affect the willingness of students to incur loans to pay for postsecondary education or to pursue postsecondary education in general.

Affordability concerns and negative perception of the value of a college degree increase reluctance to take on debt and make it more challenging for us to attract and retain students. We may experience decreasing enrollments in our institutions due to changing demographic trends in family size, overall declines in enrollment in postsecondary institutions, job growth in fields unrelated to our core disciplines or other societal factors. Further, we continue to make investments in our business which are designed to improve student experiences, retention and academic outcomes and support the sustainable and responsible growth of our institutions. The success of these initiatives may reduce over time.

Our student enrollments could suffer from any of these circumstances. It is likely that legislative, regulatory, and economic uncertainties will continue, and thus it is difficult to assess our long-term growth prospects. Reduced enrollments at our institutions, for any of the reasons mentioned or otherwise, generally reduce our profitability, which, depending on the level of the decline, could be material.

We compete with a variety of educational institutions, especially in the online education market, and if we are unable to compete effectively, our student enrollments and revenue could be adversely impacted.

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

Some of our competitors are more widely known and have more established reputations than our institutions. Some may have greater financial and other resources than we have. In addition, some of our competitors are subject to fewer regulatory burdens on enrollment and financial aid processes, which may enable them to compete more effectively for potential students. In particular, some of our publicly traded for-profit competitors have converted to a structure where a for-profit service company provides services to a non-profit educational institution, which reduces the impact of certain regulations on their operations, such as the 90-10 Rule.

We also expect to experience increased competition as more postsecondary education providers increase their online program offerings (in particular programs that are geared towards the needs of working adults), including traditional and community colleges that had not previously offered online education programs, and increase their use of personalized learning technologies. This trend has been accelerated by companies that provide and/or manage online learning platforms for traditional colleges and community colleges. Increased competition may create greater pricing or operating pressure on us, which could have a material adverse effect on our institutions' enrollments, revenues and profit margins. We may also face increased competition in maintaining and developing new corporate partnerships and other relationships with employers, particularly as employers become more selective as to which online universities they will encourage or offer scholarships to their employees to attend and from which online universities they will hire prospective employees.

Congress, ED and other agencies have required increasing disclosure of information to prospective students, and our agreements with multiple state attorneys general require additional disclosures that are not required by our competitors. Some of these disclosures may negatively impact a prospective student’s decision to enroll in one of our institutions.

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

If our institutions are unable to successfully market and advertise their educational programs, our institutions' ability to attract and enroll prospective students in those programs could be adversely affected. We have been investing in our student admissions and advising functions and other initiatives to improve student experiences, retention and academic outcomes. If these initiatives do not continue to succeed, our ability to attract, enroll and retain students in our programs could be adversely affected. Further, Internet and other technology, including data gathering and marketing and advertising, is changing fast and we may be unable to adapt our initiatives to attract, enroll and retain students in a timely manner. Consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing our institutions and the programs that they offer include, but are not limited to: student or employer dissatisfaction with our educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; FTC or Federal Communications Commission restrictions on contacting prospective students, Internet, mobile phone and other advertising and marketing media; costs and effectiveness of Internet, mobile phone and other advertising programs; and changing media preferences of our target audiences.

We use third-party lead aggregators and generators to help us identify prospective students. The practices of some lead aggregators and generators have been questioned by various regulatory bodies, which could lead to changes in the quality and number of prospective student leads provided by these lead aggregators and generators as well as the cost thereof, which could in turn result in a reduction in the number of students we enroll. Further, the highly regulated nature of the postsecondary education industry and the resulting compliance measures undertaken by the industry are burdensome and some lead aggregators may choose not to work with us in favor of providing their services to different industries. In addition, the number of lead aggregators and generators has reduced over time due to consolidation in that industry, and this could exaggerate the indirect impact on us of any negative developments within that industry or with respect to any lead aggregator or generator with which we do business.

Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology.

Increasingly, prospective employers of students who graduate from our institutions demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These desired skills can evolve rapidly in a changing economic and technological environment, so it is important for our institutions’ educational programs to evolve in response to those economic and technological changes. Current or prospective students or the employers of our graduates may not accept expansion of our existing programs, improved program content and the development of new programs. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may develop. Even if our institutions are able to develop acceptable new and improved programs in a cost-effective manner, our institutions may not be able to begin offering them as quickly as prospective students and employers would like or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could decline, and our revenue and profitability could be adversely affected.

We may not be able to retain our key personnel or hire, train and retain the personnel we need to sustain and grow our business.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our institutions' ability to attract and retain qualified faculty members and administrators. If any of our executive officers leave the Company, it may be difficult to hire a replacement with similar experience and skills due to the highly regulated nature of our business. Loss of key personnel in the future could impact our growth, lead to changes in or create uncertainty about our business strategies or otherwise impact management's attention to operations. The political and regulatory uncertainty facing the for-profit postsecondary education industry may make it difficult to retain key personnel.

Our success and ability to grow depend on the ability to hire, train and retain significant numbers of talented people. We face competition from companies in postsecondary education and other industries in attracting, hiring and retaining personnel who possess the combination of skills and experiences that we seek to implement our business strategy. In particular, our performance is dependent upon the availability and retention of qualified personnel for our student support operations. The negative publicity surrounding our industry sometimes makes it difficult and more expensive to attract, hire and retain qualified and experienced personnel, and ED’s regulations related to incentive compensation affect our ability to compensate admissions and financial aid personnel. Our ability to effectively train our student support personnel and the length of time it takes them to become productive also impacts our results of operations.

Key personnel may leave us and subsequently compete against us after any period they are contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract, train and retain other qualified and experienced personnel on acceptable terms and in a timely manner could adversely affect our results of operations and growth prospects.

We may not be able to successfully identify, complete or integrate acquisitions, which could negatively impact our growth.

We continue to evaluate diverse strategies to enhance shareholder value, including acquisitions of high-quality educational institutions and programs. We may have difficulty identifying suitable acquisition opportunities that complement our strategic direction or successfully completing transactions at prices we deem acceptable. The regulatory uncertainty surrounding for-profit postsecondary education institutions such as ours before and potentially following the 2020 Presidential and Congressional elections is likely to enhance this difficulty. Further, the successful integration and profitable operation of an acquired institution or program, including our pending acquisition of Trident University International, involves significant risks and uncertainties, including:

•	the inability to successfully integrate the acquired operations and personnel into our institutions and maintain uniform standards, controls, policies and procedures;
•	the failure to realize anticipated cost savings and additional revenue opportunities;
•	the assumption of known and unknown liabilities, including borrower defense to repayment and closed school loan discharge liabilities;
•	the diversion of significant attention of our senior management from day-to-day operations; and
•	issues not discovered in our due diligence process, including compliance issues, commitments and/or contingencies.

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

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, such as goodwill.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. Some factors that management considers when determining if a triggering event has occurred include reviewing the significant inputs to the fair value calculation and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, industry and market conditions as well as the most recent quantitative fair value analysis for each reporting unit and the amount of the difference between the estimated fair value and the carrying value. For example, the fair value for our AIU reporting unit exceeded its carrying value by $15.1 million as of the last quantitative assessment which equated its fair value to be approximately 129% of its carrying value. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we will be required to record an impairment charge in the consolidated statements of income (loss) and comprehensive income (loss). Our estimates of fair value are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. However, should we encounter unexpected economic conditions or operational results or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill which could materially adversely affect our financial condition and results of operations.

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

These and other risks exist with respect to our intellipath® personalized learning technology, which incorporates technology that we have a perpetual but non-exclusive license to use. We receive software support for the intellipath technology from CCKF, a Dublin-based educational technology company in which we have an equity investment. If CCKF ceases to operate or otherwise becomes unable to work with our institutions, it would be necessary to either develop the ability to support the software using our own resources or engage another third party vendor to provide these services, which transition could be economically disadvantageous, cause an interruption in the use of the technology and present a distraction to management, any of which could negatively impact our business.

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

The increasing use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or in foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and adversely affect enrollments.

We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our students may be vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks could evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. Because our services can be accessed globally via the Internet, we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. Any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and require changes in our operating procedures or systems. An example of this is the California Consumer Privacy Act which became effective January 1, 2020. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

System disruptions and vulnerability from security risks to our online technology infrastructure could have a material adverse effect on our ability to attract and retain students.

For our online and ground-based campuses, the performance and reliability of program infrastructure is critical to their operations, reputation and ability to attract and retain students. Any computer system error or failure, significant increase in traffic on our computer networks, or any significant failure or unavailability of our computer networks, including but not limited to those as a result of natural disasters and network and telecommunications failures, could materially disrupt our delivery of these programs. Any interruption to our institutions’ computer systems or operations could have a material adverse effect on our student enrollments.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks hackers may target our networks. We may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. We cannot ensure that these efforts will protect our computer networks against security breaches despite our regular monitoring of our technology infrastructure security.

The success of our institutions’ online programs depends, in part, on our institutions’ ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standing with regulators and accreditors, and meet students’ needs in a timely manner. New programs can be delayed due to current and future unforeseen regulatory restrictions. Furthermore, our regulators may impose additional restrictions or conditions on the manner in which we offer online courses to our students, any one of which could negatively impact our business or results of operations.

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

Risk Related to Our Common Stock

The trading price of our common stock may continue to fluctuate substantially in the future, and as a result returns on an investment in our common stock may be volatile.

The trading price of our common stock has and may fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors include:

•	the actual, anticipated or perceived impact of changes in the political environment or government policies;
•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;
•	negative media coverage of the for-profit education industry;
•	general conditions in the postsecondary education field, including declining enrollments;
•	the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews, inquiries and investigations, and any related adverse publicity;
•	failure of certain of our institutions or programs to maintain compliance under the 90-10 Rule or other regulatory standards;
•	our ability to meet or exceed, or changes in, expectations of analysts or investors, or the extent of analyst coverage of our company;
•	decisions by any significant investors to reduce their investment in us;
•	quarterly variations in our operating results, which sometimes occur due to AIU’s academic calendar and significant expense items that do not regularly occur;
•	loss of key personnel;
•	price and volume fluctuations in the overall stock market, which may cause the market price for our common stock to fluctuate significantly more than the market as a whole; and
•	general economic conditions.

Changes in the trading price of our common stock may occur without regard to our operating performance, and the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company. Further, the trading volume of our common stock is relatively low, which may cause our stock price to react more to the above and other factors. The fluctuations in the trading price of our common stock may impact an investor’s ability to sell their shares at the desired time at a price considered satisfactory, including at or above the price at which the investor acquired them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our University Group ground-based campuses are located in Colorado, Georgia and Texas. These campuses generally consist of teaching facilities, including classrooms and laboratories, and administrative offices. Additionally, we have administrative facilities located in the areas of Chicago, Illinois and Phoenix, Arizona, which are used for our universities and corporate functions.

All of our campus and administrative facilities are leased except one in Houston, Texas. As of December 31, 2019 we leased approximately 0.9 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from one year through 2028. Of the 0.9 million square feet, less than 0.2 million square feet relate to our closed campuses that have leases remaining which terminate at varying dates through 2021. The facility in Houston, Texas, is used by AIU and is less than 0.1 million square feet of real property.

See Item 1, “Business,” for a listing of our campus locations.

ITEM 3.	LEGAL PROCEEDINGS

Note 11 “Contingencies” to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) and began trading under the symbol “PRDO” on January 2, 2020. Our common stock was previously traded under the symbol “CECO”.

The closing price of our common stock as reported on the Nasdaq on February 14, 2020 was $17.83 per share. As of February 14, 2020, there were approximately 108 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 505000, Louisville, KY 40233-5000 or at their website www.computershare.com/investor.

We have never paid cash dividends on our common stock and have no current plan to do so. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. In addition, our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement. As of December 31, 2019, we are in compliance with the covenants of our credit agreement.

On November 4, 2019, the Board of Directors of the Company approved a new stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. The timing of purchases and the number of shares repurchased under the new program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. The program expires on December 31, 2021 and replaces all prior stock repurchase programs authorized by the Board of Directors. During 2019, we repurchased approximately 0.2 million shares of our common stock for $3.9 million at an average price of $16.49 per share. As of December 31, 2019, approximately $46.1 million was available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
December 31, 2018				$183,296,772
January 1, 2019 - January 31, 2019	-	$-	-	183,296,772
February 1, 2019 - February 28, 2019		-	-	183,296,772
March 1, 2019 - March 31, 2019	155,137	16.32	-	183,296,772
April 1, 2019 - April 30, 2019	-	-	-	183,296,772
May 1, 2019 - May 31, 2019	-	-	-	183,296,772
June 1, 2019 - June 30, 2019	1,580	19.58	-	183,296,772
July 1, 2019 - July 31, 2019	-	-	-	183,296,772
August 1, 2019 - August 31, 2019	-	-	-	183,296,772
September 1, 2019 - September 30, 2019	6,593	19.57	-	183,296,772
October 1, 2019 - October 31, 2019	-	-	-	183,296,772
November 1, 2019 - November 30, 2019 (2)	219,099	16.49	219,099	46,383,091
December 1, 2019 - December 31, 2019 (2)	18,711	16.59	15,937	46,120,484
Total	401,120		235,036

(1)

Includes 127,555 and 38,529 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Company’s 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)	Includes 219,099 and 15,937 shares repurchased during the months of November and December 2019, respectively, pursuant to the terms of the stock repurchase program approved by the Board of Directors.
(3)

On November 4, 2019, the Board of Directors of the Company terminated $183.3 million remaining available under the previously authorized stock repurchase program and approved a new stock repurchase program for up to $50.0 million which expires December 31, 2021.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2019, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for Perdoceo, the Standard & Poor’s 500 Index and an index of peer companies selected by Perdoceo. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education: Adtalem Global Education Inc., American Public Education, Inc., Zovio, Inc., Grand Canyon Education, Inc., and Strategic Education, Inc. The performance graph begins with Perdoceo’s $6.96 per share closing price on December 31, 2014.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2014 and assumes the reinvestment of all dividends.)

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

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of income (loss) and statement of cash flows data set forth below for each of the five years ended December 31, 2019, 2018, 2017, 2016 and 2015, and the balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015, are derived from our audited consolidated financial statements.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Selected Statements of Income (Loss) Data
Total revenue	$627,704	$581,296	$596,435	$704,392	$847,273
Operating expenses:
Educational services and facilities	101,944	109,897	143,344	235,100	289,777
General and administrative	430,153	390,707	404,965	477,725	564,211
Depreciation and amortization	9,145	9,394	13,990	22,747	24,938
Asset impairment	-	-	-	1,164	60,515
Total operating expenses	541,242	509,998	562,299	736,736	939,441
Operating income (loss)	86,462	71,298	34,136	(32,344)	(92,168)
Operating margin percentage	13.8%	12.3%	5.7%	-4.6%	-10.9%
Total other income (expense)	6,560	3,054	2,114	978	(2,270)
Pretax income (loss)	93,022	74,352	36,250	(31,366)	(94,438)
Provision for (benefit from) income taxes	22,428	18,561	67,125	(16,550)	(147,454)
Income (loss) from continuing operations	70,594	55,791	(30,875)	(14,816)	53,016
Loss from discontinued operations, net of tax (1)	(612)	(610)	(1,022)	(3,896)	(1,131)
Net income (loss)	$69,982	$55,181	$(31,897)	$(18,712)	$51,885
Net income (loss) per share - basic:
Income (loss) from continuing operations	$1.01	$0.80	$(0.45)	$(0.22)	$0.78
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.05)	(0.02)
Net income (loss)	$1.00	$0.79	$(0.46)	$(0.27)	$0.76
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$0.98	$0.78	$(0.45)	$(0.22)	$0.78
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.05)	(0.02)
Net income (loss)	$0.97	$0.77	$(0.46)	$(0.27)	$0.76

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents, restricted cash and short-term investments	$294,175	$229,159	$180,147	$207,160	$231,641
Student receivables, net (2)	$56,262	$29,693	$21,423	$25,880	$35,576
Total current assets	$360,385	$269,448	$210,720	$248,193	$288,963
Total assets	$599,146	$482,493	$447,096	$559,601	$610,915
Liabilities:
Deferred revenue	$24,647	$32,351	$22,897	$28,364	$40,112
Total current liabilities	$103,813	$97,052	$112,686	$169,212	$192,805
Total liabilities	$167,851	$127,290	$150,891	$238,098	$273,305
Working capital	$256,572	$172,396	$98,034	$78,981	$96,158
Total stockholders' equity	$431,295	$355,203	$296,205	$321,503	$337,610

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Selected Statements of Cash Flows Data
Net cash provided by (used in) operating activities	$73,085	$56,987	$(21,789)	$6,475	$(21,245)
Net cash provided by (used in) investing activities	$7,699	$(41,492)	$(11,647)	$(34,351)	$(7,991)
Net cash (used in) provided by financing activities	$(4,841)	$(1,663)	$1,535	$(37,790)	$28,960
Capital expenditures	$(5,174)	$(6,732)	$(6,332)	$(4,129)	$(11,695)

(1)	See Note 17 “Discontinued Operations” to our consolidated financial statements for further discussion.
(2)	Student receivables, net includes both current and non-current balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “seek,” “should,” ”will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries. The terms “institution” and “university” refer to an individual, branded, for-profit educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our institutions.

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

OVERVIEW

Perdoceo Education Corporation, formerly known as Career Education Corporation, assumed its new name effective January 1, 2020. Perdoceo in Latin means “to teach, inform, or instruct thoroughly” and reflects the evolution as an education company committed through its academic institutions to providing a quality education to students. The Company has spent the last several years transforming the organization to focus on its two universities while responsibly completing the teach-out of its career schools. Under its new name, the Company will continue its journey to become a leading provider of online postsecondary education through its academic institutions.

Our academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our two regionally accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities offer students industry relevant and career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of academic programs. During 2019 we organized our business across two reporting segments: CTU and AIU (collectively referred to as the “University Group”). As of January 1, 2019, the Company combined the former All Other Campuses reporting segment, which was comprised of campuses being taught out, with Corporate and Other as part of continuing operations. Prior period segment amounts have been recast to reflect our reporting segments on a comparable basis. The results of operations for these closed campuses will remain reported as part of continuing operations in accordance with ASC Topic 360.

See Note 16 “Segment Reporting” for a description of each of our current reporting segments along with revenues, operating income (loss) and total assets by reporting segment for each of the past three fiscal years.

Regulatory Environment and Political Uncertainty

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, ED, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Perdoceo Education Corporation, in existing tuition assistance programs. Both major political parties have conveyed significantly different views on how they would propose to reauthorize the Title IV Programs and the various conditions on program or institutional eligibility they would require. As a result, the outcome of the 2020 Presidential and Congressional elections is likely to significantly impact the outcome of future legislative and regulatory actions affecting our business. A loss or material reduction in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted.

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

2019 Review

Results for 2019 were positive with revenue, operating income and cash flow from operations all showing improvement from the prior year. These positive results reflect enrollment growth within both CTU and AIU as well as operating and cost efficiencies realized across our student support functions. As a result, we enter 2020 with good momentum which we believe will further contribute to our goal of sustainable and responsible growth.

Enrollments at both CTU and AIU continued to experience growth in 2019. We believe this growth was primarily driven by the investments we have made over the past two years along with increased efficiencies achieved in our student inquiry and application processes. Additionally, these enrollment trends have been supported by the prospective student interest we are experiencing for our program offerings. Lastly, improving retention trends contributed to total student enrollment growth within both CTU and AIU.

New student enrollments within CTU increased 7.0% for the year as compared to the prior year, contributing to total student enrollments growth of 4.4% as of December 31, 2019 as compared to December 31, 2018. We believe this growth is attributable to several factors, including: our effectiveness in serving prospective students as a result of increased training and improved tenure within our admissions and advising functions; leveraging data analytics and integrating technology to provide current and prospective students with more personalized experiences whether they are making decisions about starting school or progressing through their program of study; continued progress within the corporate partnerships program which now represents approximately 19% of CTU’s total student enrollments; and our refined advising model which differentiates outreach based on a student’s previous education level and academic needs.

New student enrollments within AIU increased 26.6% for the year as compared to the prior year, contributing to total student enrollments growth of 10.2% as of December 31, 2019 as compared to December 31, 2018. The new student enrollment growth for the year was positively impacted by approximately 8.2% more enrollment days during the year as compared to the prior year. Enrollment days attributable to any given period are the available days in the period during which a prospective student may apply to start school during that period. The number of enrollment days within the period impacts the new student enrollments for that period. Excluding the variability resulting from AIU’s academic calendar, enrollment trends at AIU have been positively impacted by AIU’s graduate teams and their effectiveness in serving prospective students. We believe the graduate teams provide a more holistic student support process by collectively cultivating a student-first mindset across admissions, student advising and financial aid functions. These teams are also becoming more efficient and effective in their student outreach and support as they gain experience. Additionally, we have made incremental operating changes across various student support processes that focus on enhancing student experiences throughout their academic life cycle by providing coordinated and customized outreach using data analytics and more effective communication between our admissions, student advising and financial aid functions. Lastly, AIU’s academic teams have continued to optimize course sequencing and redesign course content to create a learner-centric model where there is a focus on step by step learning versus assignment completion. We believe these measures have had a positive impact on student experiences and retention.

Technology continues to be a key focus and important competitive advantage for the universities and our investments have enhanced student-serving processes and initiatives within both CTU and AIU. Our faculty and student mobile applications are fully operational and are increasingly being used as a communication tool for students, with an over 89% adoption rate by students for the student mobile application. We have deployed a two-way messaging application which is used across all student support functions, including admissions, academics, student advising and financial aid. During the year we rolled out an artificial intelligence powered chatbot within AIU named Lucy that addresses questions from prospective students. We are experiencing efficiencies within our admissions function as a result of the chatbot and therefore are able to reallocate resources to student support functions for our continuing students. We also continue to research and develop different ways to use data analytics to expand the use of artificial intelligence across a student’s academic life cycle, from initial prospective student inquiry and starting classes to ongoing advising. Our goal is to provide ongoing support to students whenever they need it while also providing a better user experience that is more personalized in nature. We expect to continue investing in technology initiatives and expect our capital expenditures to be approximately 2% of revenue for 2020.

Machine learning and data analytics have also enhanced the functionality and effectiveness of our marketing outreach efforts to prospective students. As a result, our marketing efforts are more focused based on a students’ propensity to be successful in our academic programs. Lastly, we are testing a new orientation framework which is designed to streamline navigation and content to increase the relevance to each student.

Finally, we are now working through the final regulatory approval with the Department of Education to acquire Trident University International. We expect the transaction to close in early March 2020 depending on when the Department of Education adds Trident’s programs to AIU’s authorization. We are working towards a smooth transition for Trident into AIU and our focus will be on maintaining and further enhancing academic experiences for students from both universities.

Financial Highlights

Revenue for the year ended December 31, 2019 increased $46.4 million or 8.0% as compared to the prior year, driven by revenue growth at both CTU and AIU as a result of the positive enrollment trends discussed above and approximately 4.2% more revenue-earning days within AIU as compared to the prior year due to its academic calendar which varies each year. We reported operating income of $86.5 million as compared to operating income of $71.3 million for the prior year, an improvement of 21.3%. This improvement was driven by revenue growth within our universities, operating and cost efficiencies and reduced operating losses at our closed campuses. Lastly, we reported cash provided by operations for the current year of $73.1 million as compared to $57.0 million in the prior year. The current year cash usage included payments of $35.0 million for legal settlements as compared to $17.1 million in the prior year.

Revenue within our CTU segment increased $16.5 million or 4.4% while AIU’s revenue increased by $30.5 million or 14.9% driven by an increase in new and total student enrollments for both universities. Operating income for CTU decreased $3.0 million or 2.7% as compared to the prior year, with the decrease driven by $18.6 million of legal settlement expense related to the FTC matter. Excluding this legal settlement, CTU’s operating income would have increased as compared to the prior year. Operating income for AIU increased $8.2 million or 100.7% as compared to the prior year and includes $11.4 million of legal settlement expense related to the FTC matter. Excluding the impact of the legal settlement, the improvements in operating income were driven by the revenue growth within both universities partially offset with increased advertising and bad debt expenses. Bad debt expense has been impacted by an increase in reserve rates as compared to the prior year. This increase is a result of the review of our analysis of historical student receivable collectability, which we update quarterly based on the most recent data available, along with current known factors which we believe could affect collectability of our student receivables, including the number of students that do not complete the financial aid process.

Within our Corporate and Other category, operating loss of $38.6 million improved 20.5% compared to the prior year driven by the completion of our teach-out strategy in the prior year. With the closure of all of our teach-out campuses by the end of 2018, we began reporting the losses associated with the closed campuses within Corporate and Other in 2019. All prior period results have been recast to be comparable. For 2019 and through the termination of leases in 2021 for these closed campuses, the losses associated with our closed campuses will primarily consist of residual occupancy expenses as well as certain legal expenses, and we expect these amounts to decrease in 2020 and 2021. The current year operating loss for Corporate and Other was also impacted by increased stock compensation expenses and compliance and monitoring costs as compared to the prior year, while the prior year included a benefit for recovery of past claims of $2.5 million.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $134.3 million for the year as compared to $105.2 million in the prior year with the improvement primarily driven by the revenue growth within our universities, operating and cost efficiencies and reductions in operating losses at our closed campuses.

Adjusted operating income for the years ended December 31, 2019 and 2018 is presented below (dollars in thousands, unless otherwise noted):

	For the Year Ended December 31,
Adjusted Operating Income	2019	2018
Total Company
Operating income	$86,462	$71,298
Depreciation and amortization	9,145	9,394
Lease expenses for vacated space (1)	1,630	8,416
Severance and related costs, net of cancellations (2)	-	1,455
Significant legal settlements (3)	37,100	14,595
Adjusted Operating Income-- Total Company	$134,337	$105,158

	For the Year Ended December 31,
	2019	2018
Total Company:
Reported Earnings Per Diluted Share	$0.97	$0.77
Pre-tax adjustments included in operating expenses:
Lease expenses for vacated space (1)	0.02	0.12
Severance and related costs, net of cancellations (2)	-	0.02
Significant legal settlements (3)	0.51	0.21
Total pre-tax adjustments	0.53	0.35
Tax effect of adjustments (4)	(0.13)	(0.07)
Total adjustments after tax	0.40	0.28
Adjusted Earnings Per Diluted Share	$1.37	$1.05

___________________________

(1)     Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income.

(2)     Severance and related costs, net of cancellations, include charges related to significant restructuring actions during 2018, which were primarily recorded within the University Group. These restructuring charges do not regularly occur and are not considered part of ongoing operating results.

(3)     Significant legal settlements relate to the FTC and Oregon arbitrations matters recorded during 2019 and the multi-state AG and Surrett matters which were recorded during 2018.

(4)     The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25.0%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments. The non-deductible amount of $5.0 million of pre-tax adjustment for the year ended December 31, 2018 related to the multi-state AG matter was not deductible for tax purposes and therefore does not include a tax effect.

The positive operating results that we experienced for 2019 as compared to the prior year reflect our focus on student experiences, retention and academic outcomes. As a result of improved operating performance during 2019, we are entering 2020 with good momentum which provides us with a platform to continue investing in student serving functions and technology initiatives. Both CTU and AIU continue to execute well against our objective of sustainable and responsible growth, providing reaffirmation around our overall strategy of prioritizing student-serving processes and initiatives while giving us the financial and operating confidence to continue investing in our universities.

Title IV Programs

A significant majority of our students rely on Title IV Programs to finance their education and therefore a significant proportion of our cash receipts come from Title IV Programs. As discussed throughout this Annual Report on Form 10-K, our participation in Title IV Programs subjects us to extensive regulation. Extensive resources and management time are devoted to monitoring compliance with this extensive regulatory framework. One area of particular focus has been the 90-10 Rule, which limits our institutions’ cash receipts derived from Title IV Programs (as calculated pursuant to the rule) to 90%. The 90-10 Rule is discussed further in Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - ‘90-10 Rule,’” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our institutions could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs is too high.”

Monitoring compliance with the 90-10 Rule is challenging because we have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. We continue to implement various measures intended to reduce the percentage of our institution's cash basis revenue attributable to Title IV Program funds, including emphasizing employer-paid and other direct-pay education programs such as our corporate partnerships, recruitment of international students, the use of externally funded scholarships and grants and counseling students to carefully evaluate the amount of necessary Title IV Program borrowing. Another measure to maintain compliance is deferring the receipt of Title IV Program funds within the parameters permitted by ED cash management regulations, which AIU did in 2019.

We also continue to consider other business strategies that may positively impact our compliance with the 90-10 Rule. This includes enhanced focus on the acquisition of quality educational institutions and programs where the students are less dependent upon Title IV Programs to finance their education, committing additional resources to grow our corporate partnership program and enhancing our efforts to recruit international students. We can also consider adjusting tuition, but tuition adjustments adversely impact students and could adversely affect our enrollments.

We will continue to monitor our compliance with the 90-10 Rule. However, multiple legislative proposals have been introduced in Congress that would revise the 90-10 Rule to consider the earned tuition benefits provided to military personnel, including veterans, in the same manner as Title IV funds for purposes of the rule and to revise the 90-10 Rule to an 85-15 rule. If adopted, these proposals could impact our future compliance with the 90-10 Rule.

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” to learn more about our highly regulated industry and related risks and uncertainties.

2020 Outlook

We are providing the outlook set forth below, subject to the key assumptions identified below. Please see the GAAP to non-GAAP reconciliation for adjusted operating income and adjusted earnings per diluted share for further details. This outlook reflects our expectation of growth in new and total student enrollments at both universities for 2020. Further, for the first quarter of 2020, we expect growth in CTU’s new student enrollments as compared to the prior year quarter. AIU’s first quarter new student enrollments, however, are expected to decline due to 31% less enrollment days in the first quarter of 2020 as compared to the prior year quarter, although this decline is expected to be more than offset with new student enrollment growth in the second quarter which has approximately 50% more enrollment days than the prior year quarter. We expect that AIU’s enrollment days for the third and fourth quarters of 2020 will be relatively comparable to the respective prior year periods.

•	Full year 2020 - total company:
o	Operating income in the range of $135.5 million to $140.5 million
o	Adjusted operating income in the range of $147.0 million to $152.0 million
o	Earnings per diluted share in the range of $1.43 to $1.48
o	Adjusted earnings per diluted share in the range of $1.44 to $1.49
•	First quarter 2020 - total company:
o	Operating income in the range of $34.0 million to $35.5 million
o	Adjusted operating income in the range of $37.5 million to $39.0 million
o	Earnings per diluted share in the range of $0.37 to $0.39
o	Adjusted earnings per diluted share in the range of $0.38 to $0.40

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending March 31,		For the Year Ending December 31,
	2020	2019	2020	2019
Total Company:
Operating income	$34M - $35.5M	$29,971	$135.5M - $140.5M	$86,462
Depreciation and amortization	2.7	2,233	9.8	9,145
Lease expenses for vacated space (1)	0.8	766	1.7	1,630
Significant legal settlements (2)	-	-	-	37,100
Adjusted Operating Income - Total Company	$37.5M - $39M	$32,970	$147M - $152M	$134,337

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending March 31,		For the Year Ending December 31,
	2020	2019	2020	2019
Total Company:
Reported Earnings Per Diluted Share	$0.37 - $0.39	$0.35	$1.43 - $1.48	$0.97
Pre-tax adjustments included in operating expenses:
Lease expenses for vacated space (1)	0.01	0.01	0.02	0.02
Significant legal settlements (2)	-	-	-	0.51
Total pre-tax adjustments	$0.01	0.01	$0.02	0.53
Tax effect of adjustments (3)	-	-	(0.01)	(0.13)
Total adjustments after tax	0.01	0.01	0.01	0.40
Adjusted Earnings Per Diluted Share	$0.38 - $0.40	$0.36	$1.44 - $1.49	$1.37

___________

(1)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income.
(2)	Significant legal settlements relate to the FTC and Oregon arbitrations matters recorded during 2019.
(3)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions and well as the nature of the adjustments.

Operating income, which is the most directly comparable GAAP measure to adjusted operating income, and earnings per diluted share may not follow the same trends stated in the outlook above because of adjustments made for certain significant and non-cash items such as lease expenses for vacated space offset with any sublease income as well as depreciation, amortization, asset impairment charges, significant restructuring charges and significant legal settlements. The operating income, adjusted operating income, earnings per share, adjusted earnings per share and enrollment outlook provided above for 2020 are based on the following key assumptions and factors, among others: (i) prospective student interest in the Company’s programs remains consistent with recent experience, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends within the University Group, (iii) no material changes in the current legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” regulations, (iv) no significant operating impacts from the settlements with the U.S. Federal Trade Commission and state attorneys general or other legal or regulatory matters, (v) no material changes in the estimated amount of compensation expense that could be impacted by changes in the Company’s stock price, (vi) earnings per diluted share outlook assumes an effective income tax rate of approximately 25% for the first quarter and 26% for the full year, (vii) any future impact from the Company’s stock repurchase program is excluded, and (viii) any results of operations from Trident University are excluded. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current and future circumstances and actions that may be undertaken, actual results could differ materially from these estimates. In addition, decisions we make in the future as we continue to evaluate diverse strategies to enhance shareholder value may impact the outlook provided above.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our results for the year ended December 31, 2017, as well as the year-over-year comparison of our 2018 financial performance to 2017.

	For the Year Ended December 31,
	2019	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
TOTAL REVENUE	$627,704		$581,296		$596,435
OPERATING EXPENSES
Educational services and facilities (1)	101,944	16.2%	109,897	18.9%	143,344	24.0%
General and administrative (2):
Advertising	130,929	20.9%	126,449	21.8%	136,111	22.8%
Admissions	92,883	14.8%	92,922	16.0%	86,377	14.5%
Administrative	162,871	25.9%	139,294	24.0%	154,906	26.0%
Bad debt	43,470	6.9%	32,042	5.5%	27,571	4.6%
Total general and administrative expense	430,153	68.5%	390,707	67.2%	404,965	67.9%
Depreciation and amortization	9,145	1.5%	9,394	1.6%	13,990	2.3%
OPERATING INCOME	86,462	13.8%	71,298	12.3%	34,136	5.7%
PRETAX INCOME	93,022	14.8%	74,352	12.8%	36,250	6.1%
PROVISION FOR INCOME TAXES	22,428	3.6%	18,561	3.2%	67,125	11.3%
Effective tax rate	24.1%		25.0%		185.2%
INCOME (LOSS) FROM CONTINUING OPERATIONS	70,594	11.2%	55,791	9.6%	(30,875)	-5.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(612)	-0.1%	(610)	-0.1%	(1,022)	-0.2%
NET INCOME (LOSS)	$69,982	11.1%	$55,181	9.5%	$(31,897)	-5.3%

_______________

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

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, bad debt expense and, for the years ended December 31, 2018 and 2017, occupancy of the corporate offices. Beginning January 1, 2019 all occupancy expenses are recorded within educational services and facilities.

Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Revenue

Current year revenue increased 8.0% or $46.4 million supported by a 6.4% increase in total student enrollments for the University Group as well as various operating initiatives that contributed to the increase of 14.6% in new student enrollments. The current year revenue increase was also benefitted by 4.2% more revenue-earning days within AIU as compared to the prior year due to its academic calendar which varies each year.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2019	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
Educational services and facilities:
Academics & student related	$78,545	12.5%	$84,114	14.5%	$95,818	16.1%
Occupancy	23,399	3.7%	25,783	4.4%	47,526	8.0%
Total educational services and facilities	$101,944	16.2%	$109,897	18.9%	$143,344	24.0%

The educational services and facilities expense for the current year improved by 7.2% or $8.0 million as compared to the prior year. Academics and student related costs improved by 6.6% or $5.6 million for the current year as compared to the prior year, driven by efficiencies attained through our restructuring and re-engineering actions implemented primarily within non student-facing operations during the third quarter of 2018. We have maintained the level of staffing through 2019 and as our total student enrollments increase, academics and student related costs as a percent of revenue should decrease. Occupancy expenses for the current year improved by 9.2% or $2.4 million as compared to the prior year, primarily driven by the termination of leases for our closed campuses. During 2019, we began recording occupancy expenses for the corporate offices within educational services and facilities. Previously, these expenses were recorded within administrative expenses. The amount of occupancy expenses for the corporate offices that was recorded within general and administrative expense in the prior year was $6.3 million. The increase in occupancy expenses for the current year related to our corporate offices now being recorded within educational services and facilities expense was more than offset with the decreases associated with our closed campuses. Educational services and facilities expense as a percentage of revenue improved by 2.7% as compared to prior year.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2019	% of Total Revenue	2018	% of Total Revenue	2017	% of Total Revenue
General and administrative:
Advertising	$130,929	20.9%	$126,449	21.8%	$136,111	22.8%
Admissions	92,883	14.8%	92,922	16.0%	86,377	14.5%
Administrative	162,871	25.9%	139,294	24.0%	154,906	26.0%
Bad Debt	43,470	6.9%	32,042	5.5%	27,571	4.6%
Total general and administrative expense	$430,153	68.5%	$390,707	67.2%	$404,965	67.9%

The general and administrative expense for the current year increased by 10.1% or $39.4 million as compared to the prior year. The current year increase as compared to the prior year was primarily driven by increases in administrative, advertising and bad debt expenses. The increased administrative expense for the current year is primarily due to legal reserves recorded of $37.1 million related to the FTC and Oregon arbitrations matters as well as increased investments in technology. The prior year included legal settlements of $14.6 million related to the Surret and multi-state AG matters. The advertising expense for the current year increased by 3.5% or $4.5 million as compared to prior year. This increase is aligned with our prospective student interest and supports the positive total student enrollment growth within both CTU and AIU. Admissions expense remained relative flat for the current year as compared to the prior year, with improvement within CTU of 2.2% or $1.0 million partially off by increases within AIU’s admissions expense of 2.1% or $0.9 million.

Bad debt expense incurred by each of our segments during the years ended December 31, 2019, 2018 and 2017 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	As a % of Segment Revenue	2018	As a % of Segment Revenue	2017	As a % of Segment Revenue
Bad debt expense by segment:
CTU	$23,081	5.9%	$19,783	5.3%	$19,728	5.3%
AIU	20,405	8.7%	12,039	5.9%	8,267	4.2%
Total University Group	43,486	6.9%	31,822	5.5%	27,995	4.9%
Corporate and Other	(16)	NM	220	NM	(424)	NM
Total bad debt expense	$43,470	6.9%	$32,042	5.5%	$27,571	4.6%

Bad debt expense increased by 35.7% or $11.4 million for the current year as compared to the prior year, primarily driven by an increase in reserve rates due to recent performance within both CTU and AIU and an increase in accounts receivable write-offs within AIU. The increase in reserve rates is a result of the review of our analysis of historical student receivable collectability which we update quarterly based on the most recent data available, along with current known factors which we believe could affect collectability of our student receivables, including the number of students that do not complete the financial aid process. CTU’s and AIU’s bad debt increased by 16.7% or $3.3 million and 69.5% or $8.4 million, respectively, as compared to the prior year. As a percentage of revenue, CTU’s bad debt increased by 60 basis points and AIU’s bad debt increased by 280 basis points. The rate of increase as compared to the prior year periods for AIU improved during the second half of 2019 as compared to the first half of 2019. Our student support teams have increased their focus on financial aid documentation collection and are counseling students through the Title IV process so that they are better prepared to start school. Additionally, we have focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Operating Income

Operating income for the current year increased by 21.3% or $15.2 million as compared to the prior year, driven by the revenue growth within our University Group and reduced operating losses associated with our teach-out campuses as compared to the prior year. The current year improvement in revenue growth more than offset the increases in legal settlement expenses related to the FTC and Oregon arbitrations matters, increases in bad debt and advertising expenses and ongoing investments in technology.

Provision for Income Taxes

For the year ended December 31, 2019, we recorded a tax provision of $22.4 million which includes a $1.2 million favorable adjustment associated with the tax effect of stock-based compensation and a $0.5 million net benefit associated with the results of a Florida income tax audit. The 2019 effective tax rate also reflects the deductibility of $29.7 million of the FTC settlement, which is the amount paid for the purpose of restitution. For the year ended December 31, 2018, we recorded a tax provision of $18.6 million, which includes a $1.0 million favorable adjustment associated with the tax effect of stock compensation and a $1.1 million unfavorable adjustment related to the non-deductibility of expenses pursuant to the agreements with multiple attorneys general to resolve the multi-state inquiry. See Note 12 “Income Taxes” for further information. For the full year 2020, we expect our effective tax rate to be between 25.5% and 26.5%. As of December 31, 2019, we had $108.5 million of federal net operating loss carry forwards which we expect to partially use in 2020 to offset federal taxable income and therefore do not expect to pay any federal income tax related to 2020.

SEGMENT RESULTS OF OPERATIONS

The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the years ended December 31, 2019 and 2018 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our results for the year ended December 31, 2017, as well as the year-over-year comparison of our 2018 financial performance to 2017.

	For the Year Ended December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
REVENUE:
CTU	$392,263	$375,770	$371,325	4.4%	1.2%
AIU	235,374	204,920	198,251	14.9%	3.4%
Total University Group	627,637	580,690	569,576	8.1%	2.0%
Corporate and Other (1)	-	-	-	NM	NM
Closed campuses	67	606	26,859	-88.9%	-97.7%
Total Corporate and Other	67	606	26,859	-88.9%	-97.7%
Total	$627,704	$581,296	$596,435	8.0%	-2.5%

OPERATING INCOME (LOSS):
CTU (2)	$108,602	$111,623	$109,202	-2.7%	2.2%
AIU (3)	16,413	8,176	8,401	100.7%	-2.7%
Total University Group	125,015	119,799	117,603	4.4%	1.9%
Corporate and Other (1)	(24,748)	(16,598)	(22,067)	-49.1%	24.8%
Closed campuses (4)	(13,805)	(31,903)	(61,400)	56.7%	48.0%
Total Corporate and Other (4)	(38,553)	(48,501)	(83,467)	20.5%	41.9%
Total	$86,462	$71,298	$34,136	21.3%	108.9%

OPERATING INCOME (LOSS) MARGIN:
CTU	27.7%	29.7%	29.4%
AIU	7.0%	4.0%	4.2%
Total University Group	19.9%	20.6%	20.6%
Corporate and Other (1)	NM	NM	NM
Closed campuses (4)	NM	NM	NM
Total Corporate and Other (4)	NM	NM	NM
Total	13.8%	12.3%	5.7%

______________________

(1)	This category includes amounts that were historically reported within Corporate and Other prior to the segment change which occurred as of January 1, 2019.
(2)	An expense of $18.6 million was recorded within CTU related to the FTC settlement during 2019.
(3)	An expense of $11.4 million was recorded within AIU related to the FTC settlement during 2019.
(4)

An expense of $7.1 million was recorded within Corporate and Other for our closed campuses related to the Oregon arbitrations matter during 2019 as compared to $14.6 million during 2018 related to the Surrett and multi-state AG matters.

	As of December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
TOTAL STUDENT ENROLLMENTS:
CTU	23,600	22,600	22,100	4.4%	2.3%
AIU	13,000	11,800	12,600	10.2%	-6.3%
Total University Group	36,600	34,400	34,700	6.4%	-0.9%

	For the Year Ended December 31,
	2019	2018	2017	2019 vs 2018 % Change	2018 vs 2017 % Change
NEW STUDENT ENROLLMENTS:
CTU	25,250	23,600	22,110	7.0%	6.7%
AIU	19,050	15,050	15,790	26.6%	-4.7%
Total University Group	44,300	38,650	37,900	14.6%	2.0%

Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

CTU. Current year revenue increased by 4.4% or $16.5 million driven by new and total student enrollments growth during 2019. For the year, CTU experienced positive new student enrollment growth of 7.0% and increased total student enrollments by 4.4% as compared to the prior year end. We believe this growth was driven by various operating initiatives and investments in student-serving functions and technology enhancements as well as improved student retention and supported by consistent levels of prospective student interest. Also contributing to the increase in student enrollments was growth within the corporate partnership program.

Current year operating income for CTU decreased by 2.7% or $3.0 million as compared to the prior year, driven primarily by a legal settlement recorded during the year of $18.6 million related to the FTC matter. Excluding the legal settlement, operating income would have increased for 2019 driven by the revenue growth which was only partially offset with increased bad debt, occupancy and advertising expenses.

AIU. Current year revenue increased by 14.9% or $30.5 million driven by new and total student enrollments growth during 2019. For the year, AIU experienced positive new student enrollment growth of 26.6% and increased total student enrollments of 10.2% as compared to the prior year end. The current year benefited by approximately 8.2% more enrollment days as compared to the prior year as a result of the academic calendar redesign. Enrollment days attributable to any given period are the available days during the period during which a prospective student may apply to start school during that period. AIU’s new and total student enrollments were also positively impacted by initiatives and investments in student-serving functions and technology enhancements as well as improved student retention and supported by consistent levels of prospective student interest. AIU also experienced approximately 4.2% more revenue-earning days in 2019 as compared to 2018 due to its academic calendar which varies each year.

Current year operating income for AIU increased by 100.7% or $8.2 million as compared to the prior year, driven primarily by revenue growth from increases in new and total student enrollments and reduced severance expense, which more than offset the increase in legal reserves as well as increased bad debt, occupancy and advertising expenses in 2019.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current year improved by 20.5% or $9.9 million as compared to the prior year, primarily as a result of decreased expenses associated with our closed campuses partially offset with increased legal expense, other professional fees and stock-based compensation expenses within Corporate. The prior year also benefitted from a recovery for past claims of $2.5 million.

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

Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our repayment risk and ability to collect student receivables. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments and the ability to complete the federal financial aid process with the students. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance over a 12 month and 24 month period.

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

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2019 would have resulted in a change in pretax income from continuing operations of $0.9 million during the year then ended.

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

Goodwill

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Our reporting units that have goodwill balances remaining as of December 31, 2019 include CTU and AIU. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies (“quantitative assessment”). If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill. In certain cases, a qualitative assessment may be used to determine if it is more likely than not that a reporting unit’s carrying value exceeds its fair value and if the quantitative assessment is needed.

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

We did not record any goodwill impairment charges during the year ended December 31, 2019. The reporting units with remaining goodwill as of December 31, 2019 are CTU and AIU which together had $87.4 million of goodwill remaining. As of the last time we performed a quantitative fair value analysis which was October 1, 2017, the fair values of our CTU and AIU reporting units exceeded their carrying values by $536.9 million and $15.1 million (fair value as a percentage of carrying value for these reporting units of 1054% and 129%), respectively. During 2019, we performed a qualitative analysis and determined that it was not more likely than not that the carrying values of our reporting units exceeded their respective fair values.

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

In assessing the need for a valuation allowance and/or release of a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to use the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits, expected future taxable income and earnings history exclusive of the loss that created the future deductible amount, coupled with evidence indicating the loss is not a continuing condition. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance, or release all or a portion of the valuation allowance if it is more likely than not the deferred tax assets are expected to be realized. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

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

Leases

FASC ASC Topic 842 – Leases states that all leases create an asset and a liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and thus requires the recognition of a lease liability and a right of use asset at the lease inception date. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates with terms generally range from five to ten years with one to four renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period. We determine if a contract contains a lease when the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Upon such identification and commencement of a lease, we establish a right of use (“ROU”) asset and a lease liability in our consolidated balance sheets.

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

The lease liability represents future lease payments for lease and non-lease components discounted for present value. Lease payments that may be included in the lease liability include fixed payments, variable lease payments that are based on an index or rate and payments for penalties for terminating the lease if the lessee is reasonably certain to use a termination option, among others. Certain of our leases contain rent escalation clauses that are specifically stated in the lease and these are included in the calculation of the lease liability. Variable lease payments for lease and non-lease components which are not based on an index or rate are excluded from the calculation of the lease liability and are recognized in the statement of income (loss) and comprehensive income (loss) during the period incurred.

The ROU asset consists of the amount of the initial measurement of the lease liability and adjusted for any lease incentives, including rent abatements and tenant improvement allowances, and any initial direct costs incurred by the lessee. The ROU asset is amortized over the remaining lease term on a straight-line basis and recorded within educational services and facilities on our consolidated statements of income (loss) and comprehensive income (loss).

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

We use discount rates to determine the net present value of our gross lease obligations when calculating the lease liability and related ROU asset. In cases in which the rate implicit in the lease is readily determinable, we use that discount rate for purposes of the net present value calculation. In most cases, our lease agreements do not have a discount rate that is readily determinable and therefore we use an estimate of our incremental borrowing rate. Our incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2019, cash, cash equivalents and available-for-sale short-term investments (“cash balances”) totaled $294.2 million. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We generated cash in 2019 as a result of improved operating performance within our University Group and reduced operating losses associated with closed campuses and expect to continue to do so in 2020. The expectation is based upon, and subject to, the key assumptions and factors discussed above in the Management’s Discussion and Analysis under the heading “2020 Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit agreement allows us to borrow up to a maximum amount of $50.0 million and is scheduled to mature on January 20, 2022. The credit agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and marketable securities in our domestic accounts with the bank of at least $50.0 million at all times. Amounts borrowed under the credit agreement are required to be 100% secured with deposits of cash and marketable securities with the bank. Under the credit agreement, the Company may make restricted payments, including payments in connection with an acquisition or a repurchase of shares of our common stock, up to an aggregate maximum of $65.0 million through January 27, 2020 and up to an aggregate maximum of $100.0 million during the one year period ending January 27, 2021.

We will continue to maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while prudently investing in organic growth projects at our universities, such as student-serving initiatives, and evaluating diverse strategies to enhance shareholder value, including share repurchases and acquisitions of quality educational institutions and programs. Ultimately, our goal is to deploy resources in a way that drives long term shareholder value while supporting and enhancing the academic value of our institutions.

On November 4, 2019, the Board of Directors of the Company approved a new stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program expires on December 31, 2021. As of December 31, 2019, the Company repurchased approximately 0.2 million shares for $3.9 million. See Item 5 for more information about this stock repurchase program.

On March 8, 2019, the Company entered into an agreement to acquire substantially all of the assets of Trident University International (“Trident”). Trident is a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Under the terms of the agreement, we agreed to pay a cash purchase price in the range of $35 million to $44 million and, based on Trident’s actual financial results measured in terms of its revenue and EBITDA, we expect to pay at the high end of the range. We will also reimburse the seller for certain employee related expenses, the amount of which will be finalized at closing but is expected to be approximately $1.0 million. The agreement further provides for a working capital adjustment based on the final closing balance sheet and that $4.0 million of the purchase price will be set aside in an escrow account to secure indemnification obligations of the seller after closing. In addition, we may incur closed school discharge liabilities if students do not complete their educational program after the closing of the transaction. The purchase price is expected to be funded fully using the Company’s available cash balances. The acquisition of Trident is expected to be accretive to the Company’s 2020 earnings. The transaction is expected to close in early March, subject to remaining regulatory approvals and customary representations, warranties, covenants and closing conditions.

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

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2019 and 2018, net cash flows provided by operating activities totaled $73.1 million and $57.0 million, respectively. The improvement in cash flow from operations as compared to the prior year is primarily driven by improved operating performance within CTU and AIU and reduction of losses at our closed campuses. The improved operating performance during the current year was primarily driven by increased revenue as compared to the prior year, which more than offset the increases in current year legal settlement payments as compared to the prior year. Additionally, the current year operating cash flows were impacted by the timing of receipt of approximately $39.3 million of Title IV funds. These funds were received in January 2020 instead of the fourth quarter of 2019. In the prior year, Title IV funds for the similar time period were received in the fourth quarter of 2018.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institution payment plans, private and institutional scholarships and cash payments. For both of the years ended December 31, 2019 and 2018, approximately 79% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. This percentage differs from the Title IV percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the year ended December 31, 2019, net cash flows provided by investing activities totaled $7.7 million compared to net cash flows used in investing activities of $41.5 million for the year ended December 31, 2018.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $13.0 million and a net cash outflow of $34.8 million during the years ended December 31, 2019 and 2018, respectively.

Capital Expenditures. Capital expenditures decreased to $5.2 million for the year ended December 31, 2019 as compared to $6.7 million for the year ended December 31, 2018. Capital expenditures represented approximately 1% of total revenue during each of the years ended December 31, 2019 and 2018. For the full year 2020, we expect capital expenditures to be approximately 2% of revenue.

Financing Cash Flows

During the years ended December 31, 2019 and 2018, net cash flows used in financing activities totaled $4.8 million and $1.7 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.7 million for the year ended December 31, 2019 and $3.3 million for the year ended December 31, 2018.

Repurchase of Stock. During the year end December 31, 2019, we repurchased 0.2 million shares of our common stock for approximately $3.9 million at an average price of $16.49 per share. Repurchases of stock during 2019 were funded by cash generated from operating activities and existing cash balances. See Part II Item 5 for more information.

Credit Agreement. On December 27, 2018, we entered into a $50.0 million credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The revolving credit facility under the credit agreement is scheduled to mature on January 20, 2022. Amounts borrowed under the credit agreement are required to be 100% secured with cash and marketable securities with the bank. The credit agreement, which includes certain financial covenants, requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. As of December 31, 2019, we had no outstanding borrowings under the revolving credit agreement and we remain in compliance with the covenants of the credit agreement. See Note 10 “Credit Agreement” to our consolidated financial statements for additional information.

Contractual Obligations

As of December 31, 2019, future minimum cash payments due under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2020	2021	2022	2023	2024 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$11,624	$12,416	$11,702	$7,320	$29,247	$72,309
Closed campuses (3)	3,472	1,066	-	-	-	4,538
Total gross operating lease obligations	$15,096	$13,482	$11,702	$7,320	$29,247	$76,847

Sublease income (4)
Ongoing operations (2)	$772	$764	$777	$330	$-	$2,643
Closed campuses (3)	1,860	317	-	-	-	2,177
Total sublease income	$2,632	$1,081	$777	$330	$-	$4,820

Net operating lease obligations
Ongoing operations (2)	$10,852	$11,652	$10,925	$6,990	$29,247	$69,666
Closed campuses (3)	1,612	749	-	-	-	2,361
Total net contractual lease obligations	$12,464	$12,401	$10,925	$6,990	$29,247	$72,027

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e. “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include AIU, CTU and Corporate.
(3)	Amounts relate to closed campuses.
(4)	Amounts provided are for executed sublease arrangements.

Operating Lease Obligations. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to ten years with one to four renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancelable operating leases.

Off-Balance Sheet Arrangements. As of December 31, 2019, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2019 compared to December 31, 2018

Selected consolidated balance sheet account changes from December 31, 2018 to December 31, 2019 were as follows (dollars in thousands):

	As of December 31,
	2019	2018	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$294,175	$229,159	28%
Student receivables, net	55,018	28,751	91%
NON-CURRENT ASSETS:
Right of use asset, net	50,366	-	NM
Deferred income tax assets, net	60,169	81,628	-26%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	11,784	-	NM
NON-CURRENT LIABILITIES:
Lease liability-operating	52,391	-	NM
Deferred rent obligations	-	12,745	NM
Other non-current liabilities	11,647	17,493	-33%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in total revenue within CTU and AIU during the current year partially offset with cash outflows related to legal settlement payments and annual long-term incentive compensation payments during the current year. Additionally, the current year was impacted by the timing of receipt of approximately $39.3 million of Title IV funds. These funds were received in January 2020 instead of the fourth quarter of 2019 and therefore the December 31, 2019 cash and cash equivalents, restricted cash and short term investment balances do not reflect these funds.

Student receivables, net: The increase is driven by a portion of the timing impact of Title IV funds discussed above.

Right of use asset, net: The increase is due to a change in accounting for lease assets under ASC Topic 842 as of January 1, 2019.

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

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk. We had no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available for sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we use asset managers who conduct initial and ongoing credit analysis on our investment portfolio and monitor that all investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline.

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2019, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of December 31, 2019, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of December 31, 2019 and December 31, 2018. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings or to foreign currency fluctuations is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Annual Report on Form 10-K (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 67 of this Annual Report on Form 10-K.

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

Leslie T. Thornton
Former Senior Vice President, General Counsel and Corporate Secretary of WGL Holdings, Inc. and Washington Gas

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2019, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,437,609	(1)	$9.32	1,723,926	(2)
Total	2,437,609		$9.32	1,723,926

(1)	Includes outstanding options to purchase shares of our common stock under the Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) and 2016 Incentive Compensation Plan (the “2016 Plan”).
(2)

Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 2.5 million shares underlying restricted stock units outstanding as of December 31, 2019, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2019. Additionally, there were 0.2 million shares underlying restricted and deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above. Cash-settled awards are not included in, and do not affect, shares remaining available for future issuances under the 2016 Plan.

See Note 13 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The financial statements listed in the Index to Financial Statements on page 63 are filed as part of this Annual Report.

2.	Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page 63 is filed as part of this Annual Report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 59 - 61 are filed as part of this Annual Report.

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Incorporated by Reference to:

2.1	Asset Purchase Agreement dated March 8, 2019 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Career Education Corporation	Exhibit 2.1 to our Form 8-K filed on March 12, 2019

+2.2	First Amendment to Asset Purchase Agreement effective February 4, 2020 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Perdoceo Education Corporation

3.1	Restated Certificate of Incorporation of Perdoceo Education Corporation (originally incorporated on January 5, 1994)	Exhibit 3.2 to our Form 8-K filed on December 18, 2019

3.2	Seventh Amended and Restated By-laws of Perdoceo Education Corporation	Exhibit 3.3 to our Form 8-K filed on December 18, 2019

+4.1	Form of specimen stock certificate representing Common Stock

+4.2	Description of Common Stock

4.3

Credit Agreement dated as of December 27, 2018 among Career Education Corporation, CEC Educational Services, LLC, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and BMO Harris Bank N.A., as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 8-K filed on December 28, 2018

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Career Education Corporation 2016 Incentive Compensation Plan ("2016 Plan")	Appendix A to our Definite Proxy Statement on Schedule 14A filed April 8, 2016

*10.4	2019 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2019

*10.5	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.6	Form of Non-Qualified Stock Option Agreement (General Counsel) under the 2008 Plan	Exhibit 10.1 to our Form 8-K filed on February 27, 2009

*10.7	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.8	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.9	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.10	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.11	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed on May 27, 2016

*10.12	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.13	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed on May 27, 2016

*10.14	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.3 to our Form 8-K filed on March 10, 2014

*10.16	Form of Employee Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards commencing in 2014)	Exhibit 10.1 to our Form 8-K filed on March 19, 2014

*10.17	Form of Employee Restricted Stock Unit Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.18	Form of Employee Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.19	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.4 to our Form 8-K filed on March 10, 2014

*10.20	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2008 Plan (Performance-Based) (used for awards in March 2016)	Exhibit 10.1 to our Form 8-K filed on March 7, 2016

*10.21	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.22	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.23	Form of Non-Qualified Stock Option Agreement between the Company and Todd Nelson under the 2008 Plan (used in 2015)	Exhibit 10.5 to our Form 8-K filed on July 31, 2015

*10.24	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.25	Letter Agreement between Career Education Corporation and Andrew Hurst dated March 7, 2014	Exhibit 10.47 to our Form 10-K for the year ended December 31, 2015

*10.26	Letter Agreement between Career Education Corporation and John Kline dated October 12, 2015	Exhibit 10.49 to our Form 10-K for the year ended December 31, 2015

*10.27	Letter Agreement between Career Education Corporation and Todd Nelson dated July 30, 2015	Exhibit 10.1 to our Form 8-K filed on July 31, 2015

*10.28	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.29	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

10.30	Agreement with the Attorney General of Iowa effective January 2, 2019, including schedule of substantially identical agreements with the attorneys general of other states	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2019

10.31	Stipulated Order for Permanent Injunction and Monetary Judgment dated October 9, 2019 agreed to by the Federal Trade Commission and Career Education Corporation and certain of its subsidiaries	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2019

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the InLine XBRL document

+101.SCH	InLine XBRL Taxonomy Extension Schema Document

+101.CAL	InLine XBRL Taxnonomy Extension Calculation Linkbase Document

+101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)
___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2020.

PERDOCEO EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 19, 2020
Todd S. Nelson	(Principal Executive Officer)

/s/ ASHISH R. GHIA	Senior Vice President and Chief Financial Officer	February 19, 2020
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President and Chief Accounting Officer	February 19, 2020
Michele A. Peppers	(Principal Accounting Officer)

/s/ THOMAS B. LALLY	Chairman of the Board	February 19, 2020
Thomas B. Lally

/s/ DENNIS H. CHOOKASZIAN	Director	February 19, 2020
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 19, 2020
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 19, 2020
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 19, 2020
William D. Hansen

/s/ GREGORY L. JACKSON	Director	February 19, 2020
Gregory L. Jackson

/s/ LESLIE T. THORNTON	Director	February 19, 2020
Leslie T. Thornton

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Doubtful Accounts

As discussed in Note 6, student receivables represent funds owed to the Company in exchange for the educational services provided to the student.  Student receivables are reported net of an allowance for doubtful accounts as determined by management at the end of each reporting period.  Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due.

Management’s standard allowance estimation methodology considers a number of factors that, based on collections experience, have an impact on repayment risk and ability to collect student receivables.  These factors include, but are not limited to:  internal repayment history, changes in the current economic, legislative or regulatory environments, and the ability to complete the federal financial aid process with students.  Many of these factors are subjective and significant assumptions are made in the development of inputs to be considered in the allowance, particularly as it relates to students seeking funding under Title IV Programs.  For those programs, management monitors the progress of students through the eligibility and approval process and assesses the collectability for the portfolio at each reporting period to monitor that the collectability threshold is met.  We identified the allowance for doubtful accounts to be a critical audit matter.

The principal consideration for our determination that the allowance for doubtful accounts is a critical audit matter is that there is significant management judgment needed in assessing collectability and developing the estimated allowance, which requires significant auditor judgement in applying procedures and evaluating audit evidence.

Our audit procedures related to the allowance for doubtful accounts included the following, among others:

•

Evaluating management’s assumption related to utilizing a 12- and 24-month roll-forward analysis of historical student data to determine the amount that will be collected on the outstanding accounts receivable balance,

•	Assessing the appropriateness of management’s calculation and significant assumptions made for reasonableness and appropriateness,
•	Recalculating the estimated allowance rates applied to the respective accounts receivable allowance categories determined according to funding sources and other criteria,
•

Testing the completeness and accuracy of data underlying management’s assertions and calculations by selecting and reperforming the calculations for a selection of students, and compared our recalculations to management’s analysis to determine whether management’s conclusions were reasonable, and

•	Testing on a sample basis the write-offs, and the rates of reserve percentages, through our evaluation of a selection of students.

In addition, we tested the design and operating effectiveness of controls relating to the quarterly review of historical data, annual allowance calculations and memorandum, and the reconciliation of the allowance reserve.

Share-Based Compensation

As discussed in Note 13, the 2016 Incentive Compensation Plan (the “Plan”) authorizes multiple types of awards including restricted stock units.

Restricted stock units (“RSU”) are unit awards estimated based on the market price of the underlying common stock on the date of the grant.  The fair value of each market-based performance grant is estimated using the Monte Carlo Simulation methodology to assess the grant date fair value.

As part of the above mentioned RSUs, during 2018, the Company awarded two new RSU Ownership Equity Awards (“OEA”).  The OEAs include two types of units: performance-based grants, which are currently being accrued at 100% attainment as of December 31, 2019 as management believes the requirements are attainable based on the performance goals; and the market-based grants, currently being accrued at 100% where management applies a Monte Carlo analysis in order to estimate the fair value of these grants.

We identified the above types of share-based compensation awards as a critical audit matter.  The principal considerations for our determination that the share-based compensation awards is a critical audit matter are the significance of the transactions affecting the financial statements, the level of estimation uncertainty involved in the calculation of the fair value of those awards, and the assumptions surrounding the probability of achievement of performance conditions.

Our audit procedures related to the share-based compensation awards included the following, among others:

•	Inspecting a sample of new grant agreements,
•	Obtaining and inspecting related support from management for the underlying data,
•	Using valuation specialists, evaluating the model utilized by management in determining the fair value,
•	Recalculating the fair value to determine that it is within an acceptable range,
•	Agreeing the calculation to the records and related disclosures, and
•	Evaluating management’s assumptions surrounding their achievement of the performance conditions within the OEA awards.

In addition, we tested the design and operating effectiveness of controls including the inspection of the approval of the compensation committee, authorization of share-based compensation awards, and management’s review of the equity reconciliation and rollforward.

Adoption of ASU 2016-02 – Leases (Topic 842)

As discussed in more detail in Note 3, effective January 1, 2019, the Company implemented FASB ASC Topic 842 - Leases.  The most significant impact for the company primarily related to accounting for real estate leases and real estate subleases.  In addition, Topic 842 significantly impacts the presentation of financial condition and disclosures, but did not have a significant impact on the Company’s results of operations.  The Company recorded a material right of use asset and related lease liability.  Significant assumptions used by management in adopting ASC 842 included the following, among others: the identification of leases and lease and non-lease components to be recorded and recognized under ASC 842, the determination of lease terms, the calculation of the Right-of-Use Assets and related Lease Liabilities, and the discount rate utilized to determine the net present value of the Company’s gross lease obligation in these calculations.  Additionally, management used judgement in determining the appropriate disclosures.  We identified the adoption of Topic 842 as a critical audit matter.

The principal considerations for our determination that the adoption of ASU 2016-02 - Leases Topic 842 is a critical audit matter are the complexity of the new standard, the appropriate application of practical expedients selected by management, the judgement made in determining the discount rate utilized, the determination of the completeness of lease population and increased disclosure requirements.

Our audit procedures related to the adoption of Topic 842 included, among others:

•	Evaluating management’s methodology and assumptions around practical expedients selected,
•	Utilizing our valuation specialist to evaluate the reasonableness of the assumptions used surrounding the discount rate determination and calculation,
•

Testing on a sample basis the calculation and corresponding inputs for the right of use asset and lease liability schedules by reperforming and recalculating the lease calculations, and agreeing  inputs and assumptions to a sample of lease agreements, and

•	Testing the completeness and accuracy of management’s disclosure.

In addition, we tested the design and operating effectiveness of controls relating to the impact of adoption on the financial statements and disclosures, review and evaluation of lease contracts, and calculating the transition adjustment.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Chicago, Illinois

February 19, 2020

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$108,687	$32,394
Restricted cash	-	337
Short-term investments	185,488	196,428
Total cash and cash equivalents, restricted cash and short-term investments	294,175	229,159
Student receivables, net of allowance for doubtful accounts of $29,856 and $23,307 as of December 31, 2019 and 2018, respectively	55,018	28,751
Receivables, other, net	1,381	2,567
Prepaid expenses	7,299	7,771
Inventories	576	763
Other current assets	1,936	437
Total current assets	360,385	269,448
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $92,933 and $198,052 as of December 31, 2019 and 2018, respectively	26,006	30,048
Right of use asset, net	50,366	-
Goodwill	87,356	87,356
Intangible assets, net of amortization of $1,400 as of both December 31, 2019 and 2018	7,900	7,900
Student receivables, net of allowance for doubtful accounts of $2,108 and $1,529 as of December 31, 2019 and 2018, respectively	1,244	942
Deferred income tax assets, net	60,169	81,628
Other assets	5,639	4,993
Assets of discontinued operations	81	178
TOTAL ASSETS	$599,146	$482,493
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$11,784	$-
Accounts payable	11,533	9,195
Accrued expenses:
Payroll and related benefits	27,616	24,530
Advertising and marketing costs	10,479	9,300
Income taxes	1,376	1,472
Other	16,375	19,668
Deferred revenue	24,647	32,351
Liabilities of discontinued operations	3	536
Total current liabilities	103,813	97,052
NON-CURRENT LIABILITIES:
Lease liability-operating	52,391	-
Deferred rent obligations	-	12,745
Other liabilities	11,647	17,493
Total non-current liabilities	64,038	30,238
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 85,953,253 and 85,173,686 shares issued, 70,151,357 and 69,772,910 shares outstanding as of December 31, 2019 and 2018, respectively	860	852
Additional paid-in capital	639,335	628,295
Accumulated other comprehensive income (loss)	344	(298)
Accumulated earnings (deficit)	18,071	(52,946)
Treasury stock, at cost, 15,801,896 and 15,400,776 shares as of December 31, 2019 and 2018, respectively	(227,315)	(220,700)
Total stockholders' equity	431,295	355,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$599,146	$482,493

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
REVENUE:
Tuition and fees	$625,056	$578,545	$593,849
Other	2,648	2,751	2,586
Total revenue	627,704	581,296	596,435
OPERATING EXPENSES:
Educational services and facilities	101,944	109,897	143,344
General and administrative	430,153	390,707	404,965
Depreciation and amortization	9,145	9,394	13,990
Total operating expenses	541,242	509,998	562,299
Operating income	86,462	71,298	34,136
OTHER INCOME (EXPENSE):
Interest income	6,392	3,539	1,900
Interest expense	(167)	(681)	(451)
Miscellaneous income	335	196	665
Total other income	6,560	3,054	2,114
PRETAX INCOME	93,022	74,352	36,250
Provision for income taxes	22,428	18,561	67,125
INCOME (LOSS) FROM CONTINUING OPERATIONS	70,594	55,791	(30,875)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(612)	(610)	(1,022)
NET INCOME (LOSS)	69,982	55,181	(31,897)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(41)	(100)	288
Unrealized gain (loss) on investments	683	(34)	(194)
Total other comprehensive income (loss)	642	(134)	94
COMPREHENSIVE INCOME (LOSS)	$70,624	$55,047	$(31,803)
NET INCOME (LOSS) PER SHARE - BASIC:
Income (loss) from continuing operations	$1.01	$0.80	$(0.45)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)
Net income (loss) per share	$1.00	$0.79	$(0.46)
NET INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) from continuing operations	$0.98	$0.78	$(0.45)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)
Net income (loss) per share	$0.97	$0.77	$(0.46)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,088	69,598	68,949
Diluted	72,085	71,482	68,949

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other	Accumulated
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Earnings (Deficit)	Total
BALANCE, December 31, 2016	83,538	$835	(15,019)	$(216,169)	$613,325	$(258)	$(76,230)	$321,503
Net loss	-	-	-	-	-	-	(31,897)	(31,897)
Foreign currency translation	-	-	-	-	-	288	-	288
Unrealized loss on investments	-	-	-	-	-	(194)	-	(194)
Total comprehensive loss								(31,803)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,585	-	-	1,585
Restricted stock award plans	-	-	-	-	3,366	-	-	3,366
Employee stock purchase plan	-	-	-	-	19	-	-	19
Common stock issued under:
Stock option plans	289	3	-	-	2,357	-	-	2,360
Restricted stock award plans	416	4	(143)	(1,186)	(5)	-	-	(1,187)
Employee stock purchase plan	37	1	-	-	361	-	-	362
BALANCE, December 31, 2017	84,280	$843	(15,162)	$(217,355)	$621,008	$(164)	$(108,127)	$296,205
Net income	-	-	-	-	-	-	55,181	55,181
Foreign currency translation	-	-	-	-	-	(100)	-	(100)
Unrealized loss on investments	-	-	-	-	-	(34)	-	(34)
Total comprehensive income								55,047
Share-based compensation expense:
Stock option plans	-	-	-	-	1,956	-	-	1,956
Restricted stock award plans	-	-	-	-	3,641	-	-	3,641
Employee stock purchase plan	-	-	-	-	17	-	-	17
Common stock issued under:
Stock option plans	161	2	-	-	1,361	-	-	1,363
Restricted stock award plans	709	7	(239)	(3,345)	(7)	-	-	(3,345)
Employee stock purchase plan	24	-	-	-	319	-	-	319
BALANCE, December 31, 2018	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	69,982	69,982
Foreign currency translation	-	-	-	-	-	(41)	-	(41)
Unrealized gain on investments	-	-	-	-	-	683	-	683
Total comprehensive income								70,624
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Treasury stock purchased	-	-	(235)	(3,875)	-	-	-	(3,875)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,690	-	-	1,690
Restricted stock award plans	-	-	-	-	7,569	-	-	7,569
Employee stock purchase plan	-	-	-	-	15	-	-	15
Common stock issued under:
Stock option plans	259	3	-	-	1,486	-	-	1,489
Restricted stock award plans	504	5	(166)	(2,740)	(4)	-	-	(2,739)
Employee stock purchase plan	16	-	-	-	284	-	-	284
BALANCE, December 31, 2019	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,982	$55,181	$(31,897)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	9,145	9,394	13,990
Bad debt expense	43,454	31,940	27,436
Compensation expense related to share-based awards	9,274	5,614	4,970
Loss on disposition of asset	14	-	-
Deferred income taxes	21,556	17,863	64,225
Changes in operating assets and liabilities:
Student receivables, gross	(33,697)	(10,541)	5,129
Allowance for doubtful accounts	(36,326)	(29,646)	(28,075)
Other receivables, net	1,189	(1,286)	(257)
Inventories, prepaid expenses, and other current assets	(1,180)	3,053	8,742
Deposits and other non-current assets	(489)	711	1,706
Accounts payable	2,320	698	(1,588)
Accrued expenses and deferred rent obligations	5,066	(35,448)	(80,703)
Deferred tuition revenue	(7,704)	9,454	(5,467)
Right of use asset and lease liability	(9,519)	-	-
Net cash provided by (used in) operating activities	73,085	56,987	(21,789)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(449,367)	(309,784)	(256,243)
Sales of available-for-sale investments	462,325	275,024	250,928
Purchases of property and equipment	(5,174)	(6,732)	(6,332)
Other	(85)	-	-
Net cash provided by (used in) investing activities	7,699	(41,492)	(11,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3,875)	-	-
Issuance of common stock	1,774	1,682	2,722
Payments of employee tax associated with stock compensation	(2,740)	(3,345)	(1,187)
Net cash (used in) provided by financing activities	(4,841)	(1,663)	1,535
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	13	-	(82)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75,956	13,832	(31,983)
CASH AND CASH EQUIVALENTS, beginning of the year	32,731	18,899	50,882
CASH AND CASH EQUIVALENTS, end of the year	$108,687	$32,731	$18,899
Supplemental Cash Flow Information:
Income taxes paid	$46	$266	$120

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

1. DESCRIPTION OF THE COMPANY

Perdoceo Education Corporation, formerly known as Career Education Corporation, assumed its new name effective January 1, 2020. Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our two regionally accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities offer students industry-relevant and career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing new personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

A listing of individual campus locations and web links to Perdoceo’s University Group institutions can be found at www.perdoceoed.com.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries. The terms “institution” and “university” refer to an individual, branded, for-profit educational institution owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our institutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation and Basis of Financial Statement Presentation

These consolidated financial statements presented herein include the accounts of Perdoceo Education Corporation and our wholly-owned subsidiaries (collectively “Perdoceo”). All inter-company transactions and balances have been eliminated.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offer a variety of academic programs. During 2019 we organized our business across two reporting segments: CTU and AIU (collectively referred to as the “University Group”). As of January 1, 2019, the Company combined the former All Other Campuses reporting segment, which was comprised of campuses being taught out, with Corporate and Other as part of continuing operations. Prior period segment amounts have been recast to reflect our reporting segments on a comparable basis. The results of operations for these closed campuses will remain reported as part of continuing operations in accordance with ASC Topic 360.

As of January 1, 2019, the Company adopted FASB ASC Topic 842; a new accounting standard intended to establish transparency and comparability and requires lessees and lessors to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This topic supersedes all previously issued lease guidance. The core principles of the new guidance are that companies should recognize the assets and liabilities that arise from leases and require recognition of a lease liability and right of use asset at the lease inception date. We adopted this guidance using the modified retrospective approach without restating prior comparative periods.

As a result of this change in accounting guidance, we updated our lease policies and disclosures. The guidance under Topic 842 impacts accounting for leases with the most significant impact primarily related to our accounting for real estate leases and real estate subleases. The guidance under Topic 842 did impact our presentation of financial condition and disclosures, but did not have significant impact to our results of operations. We now have a material amount reported as a right of use asset and lease liability related to these leases reported on the consolidated balance sheet. See Note 8 “Leases” for more information.

b. Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Significant estimates, among others, include the allowance for doubtful accounts, the assumptions surrounding future projections of revenues and expenses used in determining the probable outcome of performance conditions related to performance-based compensation, the assumptions used in determining the discount rate to calculate right of use assets and lease liabilities, assumptions used in calculating income tax related matters including our deferred tax balances and any respective valuation allowance and fair values used in asset impairment evaluations including goodwill, intangible assets and long-lived assets. Actual results could differ from these estimates.

c. Concentration of Credit Risk

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2019, 2018 and 2017, approximately 79%, 79% and 78%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due. Although we analyze past due receivables, it is not practical to provide an aging of our non-current student receivable balances as a result of the methodology used in determining our earned student receivable balances. Student receivables are recognized on our consolidated balance sheets as they are deemed earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

We extend unsecured credit to a portion of the students who are enrolled at our institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our repayment risk and ability to collect student receivables. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments and the ability to complete the federal financial aid process with the students. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance over a 12 month and 24 month period.

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

The fair value for short-term investments reported in our consolidated balance sheets are valued at Level 1 and Level 2 within the fair value hierarchy. See Note 4 “Financial Instruments” for further details.

f. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. Our institutions bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term, and recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

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

g. Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. Restricted cash balances are used to provide securitization for letters of credit. As of December 31, 2019, there were no restricted cash balances. The restricted cash balance as of December 31, 2018 was approximately $0.3 million.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings. Students may authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2019, we held $9.6 million of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet, with the offset recorded as prepaid revenue within deferred revenue on our consolidated balance sheets.

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

i. Investments

Our investments, which primarily consist of non-governmental debt securities, treasury and federal agencies, and municipal bonds are classified as “available-for-sale” and recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income in our consolidated statements of income (loss) and comprehensive income (loss).

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

k. Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Our reporting units that have goodwill balances remaining as of December 31, 2019 include CTU and AIU. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies (“quantitative assessment”). If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill. In certain cases, a qualitative assessment may be used to determine if it is more likely than not that a reporting unit’s carrying value exceeds its fair value and if the quantitative assessment is needed.

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

l. Impairment of Long-Lived Assets

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

m. Contingencies

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

n. Income Taxes

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

In assessing the need for a valuation allowance and/or release of a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to use the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback year(s), the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits, expected future taxable income and earnings history exclusive of the loss that created the future deductible amount, coupled with evidence indicating the loss is not a continuing condition. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance, or release all or a portion of the valuation allowance if it is more likely than not the deferred tax assets are expected to be realized. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

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

o. Leases

FASB ASC Topic 842 – Leases states that all leases create an asset and a liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and thus requires the recognition of a lease liability and a right of use asset at the lease inception date. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates with terms that generally range from five to ten years with one to four renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period. We determine if a contract contains a lease when the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Upon such identification and commencement of a lease, we establish a right of use (“ROU”) asset and a lease liability in our consolidated balance sheets.

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

The lease liability represents future lease payments for lease and non-lease components discounted for present value. Lease payments that may be included in the lease liability include fixed payments, variable lease payments that are based on an index or rate and payments for penalties for terminating the lease if the lessee is reasonably certain to use a termination option, among others. Certain of our leases contain rent escalation clauses that are specifically stated in the lease and these are included in the calculation of the lease liability. Variable lease payments for lease and non-lease components which are not based on an index or rate are excluded from the calculation of the lease liability and are recognized in the statement of income (loss) and comprehensive income (loss) during the period incurred.

The ROU asset consists of the amount of the initial measurement of the lease liability and adjusted for any lease incentives, including rent abatements and tenant improvement allowances, and any initial direct costs incurred by the lessee. The ROU asset is amortized over the remaining lease term on a straight-line basis and recorded within educational services and facilities on our consolidated statements of income (loss) and comprehensive income (loss).

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

We use discount rates to determine the net present value of our gross lease obligations when calculating the lease liability and related ROU asset. In cases in which the rate implicit in the lease is readily determinable, we use that discount rate for purposes of the net present value calculation. In most cases, our lease agreements do not have a discount rate that is readily determinable and therefore we use an estimate of our incremental borrowing rate. Our incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

See Note 8 “Leases” for further details.

p. Share-Based Compensation

FASB ASC Topic 718 – Compensation-Stock Compensation requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares or units of restricted stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

Our share-based awards are measured at fair value and recognized over the requisite service or performance period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model, based on the market price of the underlying common stock, expected life, expected stock price volatility and expected risk-free interest rate. Expected volatility is computed using a combination of historical volatility for a period equal to the expected term; the risk-free interest rates are based on the U.S. Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. The fair value of each restricted stock unit award is estimated based on the market price of the underlying common stock on the date of the grant. The fair value of each market-based performance grant is estimated using the Monte Carlo Simulation methodology to assess the grant date fair value. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. For our performance-based awards, the performance criteria is assessed each reporting period to determine the probability of attainment.

See Note 13 “Share-Based Compensation” for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

q. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, which are included in general and administrative expenses on our consolidated statements of income (loss) and comprehensive income (loss), were $130.9 million, $126.4 million and $136.1 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of Topic 842 is to establish transparency and comparability that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The core principle of Topic 842 is that lessees should recognize the assets and liabilities that arise from leases. All leases create an asset and liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and, therefore, recognition of those lease assets and liabilities represents an improvement over previous GAAP. The accounting applied for lessors largely remained unchanged. The amendment in this ASU requires recognition of a lease liability and a right of use asset at the lease inception date. We completed the assessment of our evaluation of the new standard on our accounting policies and processes and adopted this guidance effective January 1, 2019 using a modified retrospective approach without restating prior comparative periods. The most significant impact primarily relates to our accounting for real estate leases and real estate subleases. The adoption of this guidance significantly impacts the presentation of our financial condition and disclosures, but didn’t materially impact our results of operations. See Note 8 “Leases” for further information.

Accounting guidance to be adopted in 2020

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. In April 2019, the FASB issued ASU 2019-04, Codification improvements to Topic 326, introducing the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In May 2019, the FASB issued ASU No. 2019-05, providing targeted transition relief to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. In November 2019, the FASB issued ASU No. 2019-11, Codification improvements to Topic 326, providing additional guidance around expected recoveries, including recoveries on purchased financial assets on credit deterioration. For all public business entities, ASU 2016-13 is effective for annual periods and interim periods beginning after December 15, 2019; early adoption is permitted for all organizations for annual periods and interim periods beginning after December 15, 2018. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

Recent accounting guidance not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the following exceptions: the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax,  requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the goodwill recorded for US GAAP purposes was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements with some exceptions, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and making minor codification improvements for income taxes related to employee stock ownership plans. For all public business entities, ASU 2019-12 is effective for annual periods and interim periods beginning after December 15, 2020; early adoption is permitted for public organizations for which financial statements have not yet been issued. We are currently evaluating this guidance and the impact on the presentation of our financial condition, results of operations and disclosures.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,361	$3	$-	$1,364
Non-governmental debt securities	165,423	433	(37)	165,819
Treasury and federal agencies	18,307	7	(9)	18,305
Total short-term investments (available for sale)	$185,091	$443	$(46)	$185,488

	December 31, 2018
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$179,393	$35	$(337)	$179,091
Treasury and federal agencies	17,417	5	(85)	17,337
Total short-term investments (available for sale)	$196,810	$40	$(422)	$196,428

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

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	Less than one year	One to five years	Six to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2019	$125,087	$59,751	$-	$650	$185,488
Original stated term to maturity of available-for-sale- investments as of December 31, 2018	$156,657	$38,845	$-	$926	$196,428

Realized gains or losses resulting from sales of investments during the years ended December 31, 2019, 2018 and 2017 were not significant.

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

As of December 31, 2019 and 2018, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at December 31, 2019 and 2018 were as follows (dollars in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,364	$-	$1,364
Non-governmental debt securities	-	165,819	-	165,819
Treasury and federal agencies	-	18,305	-	18,305
Totals	$-	$185,488	$-	$185,488

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Non-governmental debt securities	$20,000	$159,091	$-	$179,091
Treasury and federal agencies	-	17,337	-	17,337
Totals	$20,000	$176,428	$-	$196,428

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company. As of December 31, 2019, our investment in an equity affiliate equated to a 30.7%, or $2.7 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

For the year ended December 31, 2019 we recorded approximately $0.1 million of gain and for the years ended December 31, 2018 and 2017, we recorded approximately $0.4 million and $0.3 million of loss, respectively, related to our proportionate investment in CCKF within miscellaneous income on our consolidated statements of income (loss) and comprehensive income (loss).

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees recorded for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

Maintenance Fee Payments
For the year ended December 31, 2019	$1,418
For the year ended December 31, 2018	$1,462
For the year ended December 31, 2017	$1,371

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	For the Year Ended December 31, 2019
	CTU	AIU	Corporate and Other (3)	Total
Tuition	$370,318	$225,364	$-	$595,682
Technology fees	17,844	9,412	-	27,256
Other miscellaneous fees(1)	1,690	428	-	2,118
Total tuition and fees	389,852	235,204	-	625,056
Other revenue(2)	2,411	170	67	2,648
Total revenue	$392,263	$235,374	$67	$627,704

	For the Year Ended December 31, 2018
	CTU	AIU	Corporate and Other (3)	Total
Tuition	$359,929	$196,712	$550	$557,191
Technology fees	11,560	7,590	-	19,150
Other miscellaneous fees(1)	1,769	416	19	2,204
Total tuition and fees	373,258	204,718	569	578,545
Other revenue(2)	2,512	202	37	2,751
Total revenue	$375,770	$204,920	$606	$581,296

	For the Year Ended December 31, 2017
	CTU	AIU	Corporate and Other (3)	Total
Tuition	$356,091	$190,739	$26,615	$573,445
Technology fees	11,175	6,791	-	17,966
Other miscellaneous fees(1)	1,964	451	23	2,438
Total tuition and fees	369,230	197,981	26,638	593,849
Other revenue(2)	2,095	270	221	2,586
Total revenue	$371,325	$198,251	$26,859	$596,435

__________________

(1)	Other miscellaneous fees include student activity fees and graduation fees.
(2)	Other revenue primarily includes contract training revenue and bookstore sales.
(3)

Revenue recorded within Corporate and Other relates to certain bookstore sales for the year ended December 31, 2019 and to closed campuses which are now reported within this category for the years ended December 31, 2018 and 2017.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our institutions, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our institutions. Our institutions charge tuition and fees at varying amounts, depending on the institution, the type of program and specific curriculum. Our institutions bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term, and recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

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

Due to the short-term nature of our academic terms, the contract asset balance which exists at the beginning of each quarter will no longer be a contract asset at the end of that quarter. The decrease in contract asset balances are a result of one of the following: it becomes a student receivable balance once a student reaches the point in a student’s academic term where the amount billed is no longer refundable to the student; a refund is made to withdrawn students for the portion entitled to be refunded under each institutions’ refund policy; we receive funds to apply against the contract asset balance; or a student makes a change in the number of classes they are enrolled which may cause an adjustment to their previously billed amount. As of the end of each quarter, a new contract asset is determined on a student by student basis based on the most recently started term and a student’s progress within that term as compared to the date at which the student is no longer entitled to a refund under each institution’s refund policy.

The amount of contract assets which are being offset with deferred revenue balances as of December 31, 2019 and 2018 were as follows (dollars in thousands):

	As of
	December 31, 2019	December 31, 2018
Gross deferred revenue	$63,204	$51,694
Gross contract assets	(38,557)	(19,343)
Deferred revenue, net	$24,647	$32,351

Deferred Revenue

Changes in our deferred revenue balances for the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	For the Year Ended December 31, 2019
	CTU	AIU	Corporate and Other (2)	Total
Gross deferred revenue, January 1, 2019	$24,250	$27,444	$-	$51,694
Revenue earned from balances existing as of January 1, 2019	(22,289)	(21,824)	-	(44,113)
Billings during period (1)	392,818	243,008	-	635,826
Revenue earned for new billings during the period	(367,563)	(213,380)	-	(580,943)
Other adjustments	629	111	-	740
Gross deferred revenue, December 31, 2019	$27,845	$35,359	$-	$63,204

	For the Year Ended December 31, 2018
	CTU	AIU	Corporate and Other (2)	Total
Gross deferred revenue, January 1, 2018	$23,933	$15,507	$104	$39,544
Revenue earned from balances existing as of January 1, 2018	(22,218)	(14,086)	(104)	(36,408)
Billings during period (1)	373,671	216,670	510	590,851
Revenue earned for new billings during the period	(351,040)	(190,632)	(465)	(542,137)
Other adjustments	(96)	(15)	(45)	(156)
Gross deferred revenue, December 31, 2018	$24,250	$27,444	$-	$51,694

______________

(1)	Billings during period includes adjustments for prior billings.
(2)	Revenue recorded within Corporate and Other relates to closed campuses which are now reported within this category.

Cash Receipts

Our students finance costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan.

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $1.1 million and $0.9 million as of December 31, 2019 and 2018, respectively. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $1.2 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively, for payments received from withdrawn students.

Significant Judgments

We analyze revenue recognition on a portfolio approach under ASC Topic 606. Significant judgment is used in determining the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606. We have determined that all of our students can be grouped into one portfolio. Based on our past experience, students at different campuses, in different programs or with different funding all behave similarly. Enrollment agreements all contain similar terms, refund policies are similar across all institutions and students work with the campus to obtain some type of funding, for example, Title IV Program funds, Veterans Administration funds, military funding, employer reimbursement or self-pay. We have significant historical data for our students which allows us to analyze collectability. We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each student contract separately.

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

For the years ended December 31, 2019, 2018 and 2017, we received a majority of our institutions’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships. These cash receipts represent a substantial portion of our consolidated revenues and all have low risk of collectability.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for doubtful accounts at the end of the reporting period. Student receivables, net, are reflected on our consolidated balance sheets as components of both current and non-current assets. We do not charge interest or fees on any of our payment plans.

Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due. Although we analyze past due receivables, it is not practical to provide an aging of our non-current student receivable balances as a result of the methodology used in determining our earned student receivable balances. Student receivables are recognized on our consolidated balance sheets as they are deemed earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for doubtful accounts. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance over a 12 month and 24 month period.

Student Receivables Under Extended Payment Plans

As of December 31, 2019 and 2018, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for doubtful accounts, was $1.2 million and $0.9 million, respectively.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the year ended December 31, 2019	$24,836	$43,470	$(36,342)	$31,964
For the year ended December 31, 2018	$22,534	$32,042	$(29,740)	$24,836
For the year ended December 31, 2017	$23,142	$27,571	$(28,179)	$22,534

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.6 million, $5.7 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

7. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	December 31,
	2019	2018	Life
Computer hardware and software (1)	$27,660	$105,175	3 years
Leasehold improvements (1)	58,294	73,951	Shorter of Life of Lease or Useful Life
Furniture, fixtures and equipment (1)	23,145	37,362	5-10 years
Building and improvements	8,485	8,578	15-35 years
Library materials (1)	171	982	10 years
Vehicles (1)	56	107	5 years
Construction in progress	1,128	1,945
	118,939	228,100
Less-accumulated depreciation (1)	(92,933)	(198,052)
Total property and equipment, net	$26,006	$30,048

___________________

(1)

Property and equipment which were fully depreciated and no longer in use by the Company were retired during the year ended December 31, 2019, therefore both the cost of the asset and the related accumulated depreciation balances were reduced to zero for the related assets.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $9.1 million, $9.4 million and $13.4 million, respectively.

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

Lease liability and ROU asset

The lease liability represents future lease payments for lease and non-lease components discounted for present value. Lease payments that may be included in the lease liability include fixed payments, variable lease payments that are based on an index or rate and payments for penalties for terminating the lease if the lessee is reasonably certain to use a termination option, among others. Certain of our leases contain rent escalation clauses that are specifically stated in the lease and these are included in the calculation of the lease liability. Variable lease payments for lease and non-lease components which are not based on an index or rate are excluded from the calculation of the lease liability and are recognized in the statements of income (loss) and comprehensive income (loss) during the period incurred.

The ROU asset consists of the amount of the initial measurement of the lease liability and adjusted for any lease incentives, including rent abatements and tenant improvement allowances, and any initial direct costs incurred by the lessee. The ROU asset is amortized over the remaining lease term on a straight-line basis and recorded within educational services and facilities expense on our consolidated statements of income (loss) and comprehensive income (loss).

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

Quantitative lease information

Quantitative information related to leases for the year ended December 31, 2019 is presented in the following table (dollars in thousands):

For the Year Ended December 31, 2019
Lease expenses (1)
Fixed lease expenses - operating (1)	$12,869
Variable lease expenses - operating (1)	8,534
Sublease income (1)	(4,179)
Total lease expenses (1)	17,224

Other information
Gross operating cash flows for operating leases (2)	$(32,827)
Operating cash flows from subleases (2)	4,351

As of December 31, 2019
Weighted average remaining lease term (in months) – operating leases	76
Weighted average discount rate – operating leases	5.1%

_____________

(1) Lease expense and sublease income represent the amount recorded within our consolidated statements of income (loss) and comprehensive income (loss). Variable lease amounts represent expenses recognized as incurred which are not included in the lease liability. Fixed lease expenses and sublease income are recorded on a straight-line basis over the lease term and therefore are not necessarily representative of cash payments during the same period.

(2)   Cash flows are presented on a consolidated basis, including continuing and discontinued operations, and represent cash payments for fixed and variable lease costs.

For the years ended December 31, 2018 and 2017, rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $15.5 million and $28.1 million, respectively, and is reflected in educational services and facilities expense for our institutions and within general and administrative expense for our corporate offices in our consolidated statements of income (loss) and comprehensive income (loss). Beginning in 2019, we record lease expenses for all locations, both for our corporate offices and for our institutions, within educational services and facilities expense.

Gross Lease Obligations

          As of December 31, 2019, future minimum lease payments under operating leases which are included in lease liabilities on our consolidated balance sheet for continuing operations are as follows (dollars in thousands):

Operating Leases Total

2020 (1)	$15,096
2021	13,482
2022	11,702
2023	7,320
2024 and thereafter	29,247
Total	$76,847
Less: imputed interest	12,672
Present value of future minimum lease payments	64,175
Less: current lease liabilities	11,784
Non-current lease liabilities	$52,391

_____________

(1)	Amounts provided are for liabilities remaining as of December 31, 2019.

As of December 31, 2018, future minimum lease payments under operating leases for continuing and discontinued operations were as follows (dollars in thousands):

	Total Operating Leases
	Continuing	Discontinued
	Operations	Operations	Total
2019 (1)	$21,076	$808	$21,884
2020	17,728	-	17,728
2021	12,070	-	12,070
2022	8,638	-	8,638
2023 and thereafter	22,298	-	22,298
Total	$81,810	$808	$82,618

_________

(1)	Amounts include payments due associated with executed early terminations of real estate leases and represent payments for the full year 2019.

Subleases

For certain of our leased locations, primarily those related to our closed campuses, we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have eight subleases within six leased facilities with terms ranging from one to four years. We recognize sublease income as on offset to lease expense on our consolidated statements of income (loss) and comprehensive income (loss).

As of December 31, 2019, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, for continuing operations is as follows (dollars in thousands):

Operating Subleases Total
2020 (1)	$2,632
2021	1,081
2022	777
2023	330
2024 and thereafter	-
Total	$4,820

_________

(1)	Sublease receivables remaining as of December 31, 2019.

Significant Judgments and Assumptions

We use discount rates to determine the net present value of our gross lease obligations when calculating the lease liability and related ROU asset. In cases in which the rate implicit in the lease is readily determinable, we use that discount rate for purposes of the net present value calculation. In most cases, our lease agreements do not have a discount rate that is readily determinable and therefore we use an estimate of our incremental borrowing rate. Our incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

We have nine leases related to our ongoing operations which consist of administrative offices and university locations, and we are not reasonably certain that we will extend or terminate any of those leases. In addition, we have six leases for vacated space related to our closed campuses, and we do not intend to extend or terminate any of those leases.

Transition to ASC 842

Upon transition to ASC 842 as of January 1, 2019, the following beginning balances were restated within our consolidated balance sheet (dollars in thousands):

	December 31, 2018	Impact of Modified Retrospective Adoption of ASC 842	January 1, 2019 Post ASC 842 Adoption

Prepaid expenses (1)	$7,771	$(1,502)	$6,269
Right of use asset, net	-	45,963	45,963
Deferred income tax assets, net	81,628	(325)	81,303
Assets of discontinued operations, non-current	178	57	235
Lease liability - operating, current	-	18,656	18,656
Other accrued expenses, current (1)	19,668	(5,950)	13,718
Liabilities of discontinued operations, current	536	57	593
Lease liability - operating, non-current	-	48,238	48,238
Deferred rent obligations (1)	12,745	(12,745)	-
Other liabilities, non-current (1)	17,493	(5,098)	12,395
Accumulated earnings (deficit) (2)	(52,946)	1,035	(51,911)

_________

(1)	Balances as of December 31, 2018 that related to prepaid rent, remaining lease obligations for vacated spaces and deferred rent obligations were offset with the ROU asset as of January 1, 2019.
(2)

Certain leases resulted in a negative ROU asset upon transition to ASC 842 related to vacated spaces that had liabilities previously established. Those leases that resulted in a negative ROU asset were recorded as an adjustment, net of tax, to accumulated earnings (deficit) within stockholders equity on our consolidated balance sheet as of January 1, 2019.

We elected to adopt the relief provisions under ASC 842. ASC 842 offers relief from implementing the transition provisions by permitting an entity to elect not to reassess:

•	whether any expired or existing contract is a lease or contains a lease,
•	the lease classification of any expired or existing leases, and
•	initial direct costs for any existing leases.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for continuing operations as of December 31, 2019 and 2018. The carrying values of goodwill for CTU and AIU were $45.9 million and $41.4 million, respectively, as of December 31, 2019 and 2018.

We performed our annual impairment analysis of goodwill as of October 1, 2019 and determined that neither of our reporting units were impaired as of October 1, 2019.

In assessing the fair value for CTU and AIU, we performed a qualitative assessment to determine if we believe it is more likely than not that our reporting unit’s carrying values exceed their respective fair values. When performing the qualitative assessment, management first considered events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focused on the significant inputs, including its projections of revenue growth, operating expense leverage and the discount rate used in the prior year assessment, and any events or circumstances that could affect the significant inputs. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluated all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. Additionally, management evaluated its most recent quantitative assessment to determine by how much the previous fair value exceeded the carrying value for each indefinite-lived intangible asset.

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

As of December 31, 2019 and 2018, the net book value of other intangible assets are as follows (dollars in thousands):

	As of December 31, 2019	As of December 31, 2018
Non-amortizable intangible assets:
Accreditation rights	$1,000	$1,000
CTU trade name	6,900	6,900
Net book value, non-amortizable intangible assets:	$7,900	$7,900

As of December 31, 2019, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test. Additionally, we have an intangible asset related to our former Le Cordon Bleu trade name that has been fully amortized.

We performed our annual impairment testing of indefinite-lived intangible asset balances as of October 1, 2019 utilizing the qualitative assessment approach and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be impaired. We continue to monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible declines in estimated fair value.

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

As of December 31, 2019, there were no outstanding borrowings under the revolving credit facility.

Selected details of our credit agreement as of and for the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	As of December 31,
	2019	2018
Credit Agreement:
Credit facility remaining availability	$47,782	$47,782
Outstanding letters of credit (1)	$2,218	$2,218
Availability of additional letters of credit (2)	$22,782	$22,782
Weighted average daily revolving credit borrowings for the year ended	$-	$-
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.30%	0.30%
Letter of credit fee rate	1.25%	1.25%

________________

(1)	As of December 31, 2018, outstanding letters of credit not related to the credit agreement totaled $0.3 million, fully collateralized with restricted cash.
(2)

The letters of credit sublimit of $25.0 million as of December 31, 2019 and 2018, respectively, under the credit agreement is part of, not in addition to, the $50.0 million commitments as of December 31, 2019 and 2018, respectively.

11. CONTINGENCIES

An accrual for estimated legal fees and settlements of $7.3 million and $6.1 million at December 31, 2019 and December 31, 2018, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

We are a party to the following legal proceeding that we consider to be outside the scope of ordinary routine litigation incidental to our business.

Oregon Arbitrations. There were approximately 310 individual arbitration claims which were filed before the American Arbitration Association from March through July 2018 against Western Culinary Institute, Ltd. (“WCI”). WCI closed in 2017. These individual arbitrations involved students who attended WCI from approximately 2008 to 2010 and alleged a variety of misrepresentations made by WCI. In September 2019, the Company agreed to settle these claims. The settlement, which is in the form of a class settlement, is for a total amount of $7.1 million which includes all attorneys’ fees and costs. The Company made no admission of liability pursuant to the terms of the settlement. On February 13, 2020 the circuit court in Oregon granted final court approval of the settlement. Payment of the $7.1 million is expected to be made within the next 30 days. Because there were no opt outs from the class, all of the individual claims will be dismissed with prejudice. The Company’s financial statements as of December 31, 2019 reflect a reserve of $7.1 million related to this matter.

Other. In addition to the legal proceeding described above, we receive informal requests from state attorneys general and other government agencies relating to specific complaints they have received from students or former students which seek information about the student, our programs, and other matters relating to our activities in the relevant state. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices in a particular state. We are also subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or graduates, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. While we currently believe that these additional matters, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these additional matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position and cash flows.

12. INCOME TAXES

Pretax income from continuing operations for the years ended December 31, 2019, 2018 and 2017 was $93.0 million, $74.4 million and $36.3 million, respectively.

The provision for income taxes from continuing operations for the years ended December 31, 2019, 2018 and 2017 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Current provision
State and local	$754	$524	$1,870
Total current provision	754	524	1,870
Deferred provision
Federal	19,230	16,144	67,936
State and local	2,444	1,893	(2,681)
Total deferred provision	21,674	18,037	65,255
Total provision for income taxes	$22,428	$18,561	$67,125

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
State and local income taxes	2.7	3.1	2.3
Stock-based compensation	(1.3)	(1.4)	3.2
Valuation allowance	-	-	0.3
Legal settlement	-	1.4	-
State audit settlement	(0.5)	0.1	(4.6)
Federal income tax rate change	-	-	145.3
Tax credits	(0.1)	(0.2)	(0.7)
Other	2.3	1.0	4.4
Effective income tax rate	24.1%	25.0%	185.2%

The effective tax rate for the year ended December 31, 2019 includes a $1.2 million favorable adjustment associated with the tax effect of stock-based compensation, which decreased the effective tax rate by 1.3% and a $0.5 million net benefit associated with the results of a Florida income tax audit covering the years ended December 31, 2014 through December 31, 2016, which decreased the effective tax rate by 0.5%. The 2019 effective tax rate also reflects the deductibility of $29.7 million of the FTC settlement, which is the amount paid for the purpose of restitution based on additional information obtained during the fourth quarter. The effective tax rate for the year ended December 31, 2018 includes a $1.0 million favorable adjustment, or 1.4% impact, associated with the tax effect of stock-based compensation, and a $1.1 million unfavorable adjustment, or 1.4% impact, related to the non-deductibility of the AG agreements. The 2018 effective tax rate also reflects the reduction in the U.S. corporate tax rate from 35% to 21% resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) that became effective in January 2018. Due to the enactment of TCJA, the effective tax rate for the year ended December 31, 2017 increased by 145.3% as a result of revaluing our net deferred tax assets and net state unrecognized tax positions to reflect the new tax rate for future periods. This revaluation increased tax expense by $52.7 million for the year ended December 31, 2017. The 2017 effective tax rate also includes a $1.7 million net benefit associated with the results of an Illinois income tax audit covering the years ended December 31, 2012 through December 31, 2014 and amended return filings, which decreased the effective tax rate by 4.6%. Additionally, for the year ended December 31, 2017, we recognized a $1.1 million unfavorable adjustment associated with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which increased the effective tax rate by 3.2%.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2019, 2018 and 2017 is as follows (dollars in thousands):

	2019	2018	2017
Gross unrecognized tax benefits, beginning of the year	$9,009	$8,564	$8,132
Additions for tax positions of prior years	-	5	24
Additions for tax positions related to the current year	1,957	1,839	1,625
Reductions for tax positions of prior years	(58)	-	-
Reductions due to lapse of applicable statute of limitations	(1,049)	(1,399)	(1,217)
Subtotal	9,859	9,009	8,564
Interest and penalties	1,901	1,862	1,909
Total gross unrecognized tax benefits, end of the year	$11,760	$10,871	$10,473

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $9.3 million and $8.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $1.0 million and $8.9 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of income (loss) and comprehensive income (loss). The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $1.9 million for each of the years ended December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, we recognized less than $0.1 million of benefit, less than $0.1 million of benefit and less than $0.2 million of expense, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

Perdoceo and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. Perdoceo and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2019, Perdoceo had been examined by the Internal Revenue Service through our tax year ending December 31, 2014. Due to the expiration of various statutes of limitations, it is reasonably possible that Perdoceo’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.5 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Accrued occupancy	$15,814	$2,871
Deferred rent obligations	-	1,382
Foreign tax credits	32,998	32,998
Valuation allowance foreign tax credits	(32,998)	(32,998)
Compensation and employee benefits	7,402	7,038
Tax net operating loss carry forwards	45,130	66,319
Valuation allowance	(12,001)	(13,656)
Allowance for doubtful accounts	4,547	3,388
Covenant not-to-compete	-	2
Accrued settlements and legal	1,728	252
Deferred compensation	-	494
Accrued restructuring and severance	347	156
Equity method for investments	525	525
General business tax credits	1,511	1,292
Illinois edge credits	-	1,383
Valuation allowance edge credits	-	(1,383)
Depreciation	-	2,453
Amortization	7,633	9,950
Other	1,110	331
Total deferred income tax assets	73,746	82,797
Deferred income tax liabilities:
Depreciation	153	-
Right of use asset, net	12,037	-
Other	1,387	1,169
Total deferred income tax liabilities	13,577	1,169
Net deferred income tax assets	$60,169	$81,628

As of December 31, 2019, the Company has a gross deferred tax asset before valuation allowance of $334.9 million and a gross deferred tax liability of $56.8 million. As of December 31, 2018, the Company had a gross deferred tax asset before valuation allowance of $382.8 million and a gross deferred tax liability of $4.9 million.

As of December 31, 2019, we have federal Net Operating Loss (“NOL”) carry forwards of approximately $108.5 million, available to offset future taxable income, which do not begin expiring until 2035 and are fully expired in 2037. Additionally, we have $33.0 million of foreign tax credits which expire during 2022 and 2023, and we continue to maintain a full valuation allowance against the foreign tax credits deferred tax balance. We have state NOL carry forwards of approximately $380.8 million, which expire between 2020 and 2037. Of this amount, approximately $178.7 million relates to separate state NOL carryforwards and $19.0 million relates to combined state NOL carryforwards, which we anticipate will not be used due to the teach-out of the schools in the applicable combined filing jurisdictions. Additionally, our Illinois edge credits of $1.8 million gross will not be used to offset Illinois state income tax prior to their expiration in 2019 given the need to first exhaust an available NOL carryforward. Valuation allowances have been established against the full amounts of the deferred tax balances for the separate state NOL and the combined state NOL.

In assessing the continued need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Topic 740 provides that important factors in determining whether a deferred tax asset will be realized include whether sufficient taxable income is expected in future years in order to use the deferred tax asset. In evaluating the realizability of deferred income tax assets, we consider, among other things, historical levels of taxable income along with possible sources of future taxable income, which include: the expected timing of the reversals of existing temporary reporting differences, the existence of taxable income in prior carryback years, the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits and expected future taxable income. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance, or release all or a portion of the valuation allowance if it is more likely than not the deferred tax assets are expected to be realized. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.

As of December 31, 2018, a valuation allowance of $48.0 million was maintained with respect to our foreign tax credits, state net operating losses and Illinois edge credits. After considering both positive and negative evidence related to the realization of our deferred tax assets, we have determined that it is necessary to continue to record the valuation allowance against the foreign tax credits and state net operating losses. The $1.4 million valuation allowance attributable to the Illinois edge credits is no longer needed since these credits expire in 2019. Additionally, the total valuation allowance as of December 31, 2018 was reduced by $0.8 million during 2019 to reflect the results of a Florida income tax audit and the realizability of that state’s net operating loss carryforward. As of December 31, 2019, the total valuation allowance attributable to our foreign tax credits and state net operating losses is $45.0 million. The Company concluded it was not more likely than not for the deferred tax assets related to the foreign tax credits to be realized and maintained the valuation allowance with respect to these assets. The separate state NOLs can generally only be used by the originating entity and relate to entities that no longer maintain active schools. Since these entities are not expected to generate future operating income, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. Similarly, the Company determined a valuation allowance was needed with respect to the portion of the combined state net operating losses which will likely go unused due to the teach-out of the schools located in the applicable combined filing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

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

13. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Company’s 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2019, there were approximately 1.7 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.8 million shares issuable upon exercise of outstanding options and (ii) 2.5 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2019. Additionally, as of December 31, 2019 under the Company’s previous 2008 Incentive Compensation Plan, there were approximately 1.6 million shares issuable upon exercise of outstanding options and 0.2 million shares underlying outstanding restricted and deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan effective May 24, 2016. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of December 31, 2019, we estimate that compensation expense of approximately $26.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, restricted stock units to be settled in shares of stock but excluding restricted stock units to be settled in cash and cash-based performance unit awards and excludes any estimates of forfeitures. This amount includes expenses associated with performance-based restricted stock unit awards granted in the fourth quarter of 2018 as the Company currently believes it is probable that it will meet the performance targets.

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

Stock option activity during the years ended December 31, 2019, 2018 and 2017 under our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,085,888	$11.18
Granted	365,709	8.67
Exercised	(288,618)	8.18		$250
Forfeited	(75,426)	6.97
Cancelled	(219,500)	29.67
Outstanding as of December 31, 2017	2,868,053	$9.86
Granted	336,768	14.10
Exercised	(161,072)	8.46		$987
Forfeited	-	-
Cancelled	(225,316)	20.58
Outstanding as of December 31, 2018	2,818,433	$9.59
Granted	41,958	21.29
Exercised	(258,621)	5.76		$2,902
Forfeited	(8,017)	15.39
Cancelled	(156,144)	22.99
Outstanding as of December 31, 2019	2,437,609	$9.32	5.51 years	$24,606
Exercisable as of December 31, 2019	1,895,851	$9.08	4.96 years	$20,037

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2019:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$2.82	$4.07	280,632	$3.71	4.71	280,632	$3.71
$4.15	$4.15	250,732	$4.15	5.61	250,732	$4.15
$4.49	$4.49	607,648	$4.49	6.18	436,872	$4.49
$5.00	$6.51	302,032	$6.02	4.40	302,032	$6.02
$7.22	$8.30	258,023	$8.21	6.87	133,473	$8.12
$9.69	$13.15	84,065	$9.90	6.73	84,065	$9.90
$13.80	$13.80	266,312	$13.80	8.18	61,838	$13.80
$15.39	$22.13	226,653	$20.23	4.61	184,695	$20.00
$29.02	$29.02	41,512	$29.02	0.17	41,512	$29.02
$30.67	$30.67	120,000	$30.67	0.38	120,000	$30.67
		2,437,609	$9.32	5.51	1,895,851	$9.08

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2019, 2018 and 2017:

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016	1,712,204	$4.63
Granted	289,392	8.49
Vested (1)	(422,284)	4.64
Forfeited	(125,489)	5.56
Outstanding as of December 31, 2017	1,453,823	$5.32
Granted	1,397,644	12.91
Vested	(709,132)	4.97
Forfeited	(124,858)	7.14
Outstanding as of December 31, 2018 (2)	2,017,477	$12.70
Granted	427,488	21.31
Vested	(500,818)	6.14
Forfeited	(22,955)	11.42
Outstanding as of December 31, 2019	1,921,192	$16.34

_______________

(1)

The total vested awards include 6.3 thousand of vested restricted stock units settled in cash for the year ended December 31, 2017. These awards granted in 2015 for retention purposes are subject to accelerated vesting and cash settlement in the event of an involuntary not-for-cause termination of employment by the Company.

(2)

The weighted average grant-date fair value per unit as of December 31, 2018 reflects an adjusted fair value per unit from $10.59 to $12.70 due to the modification of grants approved by the Board of Directors during the current year for our performance-based awards granted on December 14, 2018.

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

The following table summarizes information with respect to all deferred stock units during the years ended December 31, 2019, 2018 and 2017:

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2016 (1)	76,023	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2017 (1)	76,023	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2018 (1)	76,023	$4.44
Granted	-	-
Vested (2)	(2,928)	5.56
Forfeited	-	-
Outstanding as of December 31, 2019 (1)	73,095	$4.39

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

(2)	Includes previously vested awards which were released during the current period.

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

The following table summarizes information with respect to all cash-settled restricted stock units for the years ended December 31, 2019, 2018 and 2017:

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2016	1,192,078
Granted	-
Vested	(650,729)
Forfeited	(69,621)
Outstanding as of December 31, 2017	471,728
Granted	-
Vested	(214,192)
Forfeited	(44,742)
Outstanding as of December 31, 2018	212,794
Granted	-
Vested	(129,116)
Forfeited	(2,170)
Outstanding as of December 31, 2019	81,508

Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized $2.3 million, $2.2 million and $4.1 million of expense for the years ended December 31, 2019, 2018 and 2017, respectively, for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2019	2018	2017
Stock options	$1,690	$1,956	$1,585
Restricted stock units settled in stock	7,569	3,641	3,366
Restricted stock units settled in cash	2,301	2,197	4,134
Total stock-based compensation expense	$11,560	$7,794	$9,085

Performance Unit Awards. Performance unit awards granted during 2015, 2016 and 2017 are long-term incentive, cash-based awards. Payment of these awards is based upon a calculation of Total Shareholder Return (“TSR”) of PEC as compared to TSR across a specified peer group of our competitors over a three-year performance period ending primarily on December 31, 2017, 2018 and 2019, respectively. These awards are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of income (loss) and comprehensive income (loss) in the current period. We recorded $3.4 million, $3.1 million and $5.3 million of expense related to these awards for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The fair value of each stock option award granted during the years ended December 31, 2019, 2018 and 2017 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2019, 2018 and 2017, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2019	2018	2017
Dividend yield	-	-	-
Risk-free interest rate	1.6%	2.6%	1.9%
Weighted average volatility	62.6%	56.1%	64.2%
Expected life (in years)	8.0	5.0	5.2
Weighted average grant date fair value per share of options granted	$13.78	$7.09	$4.81

Volatility is calculated based on the actual historical daily prices of our common stock based on the same time period of the expected term of the stock option award. During the year ended December 31, 2019, we used expected volatility assumptions of 62.6%.

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

The weighted average number of common shares used to compute basic and diluted net income (loss) per share for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
	2019	2018	2017 (1)
Basic common shares outstanding	70,088	69,598	68,949
Common stock equivalents	1,997	1,884	-
Diluted common shares outstanding	72,085	71,482	68,949

_________________

(1)Due to the fact that we reported a loss from continuing operations for the year ended December 31, 2017, potential common stock equivalents were excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net loss per share for the year ended December 31, 2017.

For the years ended December 31, 2019 and 2018, certain unexercised stock options awards are excluded from our computation of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computation of diluted earnings per share were 0.7 million and 0.8 million shares for the years ended December 31, 2019 and 2018, respectively.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued less than 0.1 million shares for each of the years ended December 31, 2019, 2018 and 2017, pursuant to our employee stock purchase plan. Lastly, we repurchased approximately 0.2 million shares of our common stock under our stock repurchase program.

15. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2019, 2018 and 2017, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay and in the company’s matching contribution. During the years ended December 31, 2019, 2018 and 2017, we recorded expense under this plan of approximately $2.6 million, $2.7 million, and $2.8 million, respectively, net of any forfeited Company matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2019, 3.4 million shares of common stock have been issued under the plan.

The compensation expense for employee share purchases recorded during the years ended December 31, 2019, 2018 and 2017 in connection with the compensatory elements of our employee stock purchase plan was not significant.

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

Our two reporting segments are described below.

☐

Colorado Technical University’s (CTU) mission is to provide industry relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU places a strong focus on providing degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce. This University offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2019, students enrolled at CTU represented approximately 64% of our total enrollments. Approximately 94% of CTU’s enrollments are fully online.

☐

American InterContinental University’s (AIU) mission is to provide for the varying educational needs of a career-oriented, culturally diverse and geographically dispersed student body with the goal of preparing students academically, personally and professionally. AIU focuses on helping busy non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2019, students enrolled at AIU represented approximately 36% of our total enrollments. Approximately 94% of AIU’s enrollments are fully online.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations, as well as results related to our closed campuses.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
For the Year Ended December 31, 2019 (1)
CTU (3)	$392,263	$108,602	$5,397	$580	$100,414
AIU (4)	235,374	16,413	3,388	411	104,747
Total University Group	627,637	125,015	8,785	991	205,161
Corporate and Other (2) (5)	67	(38,553)	360	4,183	393,904
Discontinued Operations					81
Total	$627,704	$86,462	$9,145	$5,174	$599,146
For the Year Ended December 31, 2018 (1)
CTU	$375,770	$111,623	$5,310	$168	$76,713
AIU	204,920	8,176	3,582	201	59,133
Total University Group	580,690	119,799	8,892	369	135,846
Corporate and Other (2) (6)	606	(48,501)	502	6,363	346,469
Discontinued Operations					178
Total	$581,296	$71,298	$9,394	$6,732	$482,493
For the Year Ended December 31, 2017 (1)
CTU	$371,325	$109,202	$2,047	$74
AIU	198,251	8,401	1,752	79
Total University Group	569,576	117,603	3,799	153
Corporate and Other (2) (7)	26,859	(83,467)	10,191	6,179
Total	$596,435	$34,136	$13,990	$6,332

(1)

The statement of income (loss) and comprehensive income (loss) balances including revenue, operating income (loss), depreciation and amortization and capital expenditures are presented above on a continuing operations basis. Total assets are presented on a consolidated basis including continuing and discontinued operations and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

(2)     Corporate and Other includes results of operations for closed campuses.

For the year ended December 31, 2019, segment results included:

(3)     CTU: a $18.6 million charge related to the FTC settlement.

(4)     AIU: a $11.4 million charge related to the FTC settlement.

(5)     Corporate and Other: a charge of $7.1 million for the Oregon arbitrations matter related to previously closed campuses.

For the year ended December 31, 2018, segment results included:

(6)

Corporate and Other: $14.6 million of charges related to significant legal settlements for the Surrett and multi-state AG matters and $9.4 million of charges related to remaining lease obligations of vacated space.

For the year ended December 31, 2017, segment results included:

(7)	Corporate and Other: $6.5 million charge related to a significant legal settlement for the Surrett matter and $14.8 million of charges related to remaining lease obligations of vacated space.

17. DISCONTINUED OPERATIONS

As of December 31, 2019, the results of operations for campuses that have ceased operations prior to 2015 are presented within discontinued operations. Prior to January 1, 2015, our teach-out campuses met the criteria for discontinued operations upon completion of their teach-out as defined under FASB ASC Topic 205 – Presentation of Financial Statements. Commencing January 1, 2015, in accordance with the new guidance under ASC Topic 360, only campuses that meet the criteria of a strategic shift upon disposal will be classified within discontinued operations, among other criteria. Since the January 2015 effective date of the updated guidance within ASC Topic 360, we did not have any campuses that met the criteria to be considered a discontinued operation.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2019, 2018, and 2017 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Total operating expenses	$1,140	$1,089	$2,310
Loss before income tax	$(1,140)	$(1,089)	$(2,268)
Benefit from income tax	(528)	(479)	(1,246)
Loss from discontinued operations, net of tax	$(612)	$(610)	$(1,022)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2019 and 2018 include the following (dollars in thousands):

	As of December 31,
	2019	2018
Assets:
Non-current assets:
Deferred income tax assets, net	81	178
Total assets of discontinued operations	$81	$178
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$3	$51
Remaining lease obligations	—	485
Total current liabilities	3	536
Total liabilities of discontinued operations	$3	$536

18. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Summary financial information by quarter is as follows (dollars in thousands, except per share data):

	Quarter				Total
2019	First	Second (2)	Third (3)	Fourth	Year
Revenue	$157,853	$156,441	$154,959	$158,451	$627,704
Operating income	29,971	184	24,294	32,013	$86,462
Net income (loss)	24,791	(559)	18,234	27,516	$69,982
Net income (loss) per share (1)
Basic	$0.35	$(0.01)	$0.26	$0.39	$1.00
Diluted	$0.35	$(0.01)	$0.25	$0.38	$0.97

	Quarter				Total
2018	First (4)	Second (5)	Third	Fourth (6)	Year
Revenue	$148,065	$142,036	$145,690	$145,505	$581,296
Operating income	20,529	11,303	19,283	20,183	$71,298
Net income	17,502	8,751	14,857	14,071	$55,181
Net income per share (1)
Basic	$0.25	$0.13	$0.21	$0.20	$0.79
Diluted	$0.25	$0.12	$0.21	$0.20	$0.77

(1)

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.

For the year ended December 31, 2019, quarterly results included:

(2)

Second quarter of 2019 net income included a $30.0 million significant legal settlement for the FTC matter, of which $23.3 million was non-deductible for income tax purposes during the second quarter of 2019.

(3)	Third quarter of 2019 net income included a $7.1 million significant legal settlement for the Oregon arbitrations matter.

For the year ended December 31, 2018, quarterly results included:

(4)	First quarter of 2018 net income included a $3.5 million significant legal settlement for the Surrett matter.
(5)	Second quarter of 2018 net income included a $6.0 million significant legal settlement for the Surrett matter.
(6)	Fourth quarter of 2018 net income included a $5.0 million significant legal settlement for the multi-state AG matter.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets (1):
For the year ended December 31, 2019	$48,037	$-	$(3,038)	$44,999
For the year ended December 31, 2018	$50,519	$-	$(2,482)	$48,037
For the year ended December 31, 2017	$49,748	$2,146	$(1,375)	$50,519
Valuation allowance for accounts receivable:
For the year ended December 31, 2019	$24,836	$43,470	$(36,342)	$31,964
For the year ended December 31, 2018	$22,534	$32,042	$(29,740)	$24,836
For the year ended December 31, 2017	$23,142	$27,571	$(28,179)	$22,534

(1)	Amounts include both continuing and discontinued operations gross deferred tax balances.