Form 10-Q
period 2020-03-31
PERDOCEO EDUCATION Corp
filed 2020-05-07
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of May 1, 2020: 69,061,469

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$37,932	$108,687
Restricted cash	4,000	-
Total cash, cash equivalents and restricted cash	41,932	108,687
Short-term investments	243,651	185,488
Total cash and cash equivalents, restricted cash and short-term investments	285,583	294,175
Student receivables, gross	66,638	84,874
Allowance for credit losses	(34,065)	(29,856)
Student receivables, net	32,573	55,018
Receivables, other	1,576	1,381
Prepaid expenses	10,389	7,299
Inventories	553	576
Other current assets	1,619	1,936
Total current assets	332,293	360,385

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $95,588 and $92,933 as of March 31, 2020 and December 31, 2019, respectively	28,349	26,006
Right of use asset, net	51,088	50,366
Goodwill	118,777	87,356
Intangible assets, net of amortization of $1,400 as of both March 31, 2020 and December 31, 2019	18,300	7,900
Student receivables, gross	3,172	3,352
Allowance for credit losses	(2,030)	(2,108)
Student receivables, net	1,142	1,244
Deferred income tax assets, net	50,701	60,169
Other assets	5,876	5,720
TOTAL ASSETS	$606,526	$599,146
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$12,419	$11,784
Accounts payable	9,624	11,533
Accrued expenses:
Payroll and related benefits	12,532	27,616
Advertising and marketing costs	11,478	10,479
Income taxes	1,489	1,376
Other	15,745	16,378
Deferred revenue	29,002	24,647
Total current liabilities	92,289	103,813

NON-CURRENT LIABILITIES:
Lease liability-operating	51,699	52,391
Other liabilities	17,395	11,647
Total non-current liabilities	69,094	64,038

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 86,209,338 and 85,953,253 shares issued, 69,061,469 and 70,151,357 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	862	860
Additional paid-in capital	642,958	639,335
Accumulated other comprehensive (loss) income	(543)	344
Retained earnings	47,177	18,071
Treasury stock, at cost; 17,147,869 and 15,801,896 shares as of March 31, 2020 and December 31, 2019, respectively	(245,311)	(227,315)
Total stockholders' equity	445,143	431,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$606,526	$599,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2020	2019
REVENUE:
Tuition and fees	$170,394	$157,228
Other	600	625
Total revenue	170,994	157,853

OPERATING EXPENSES:
Educational services and facilities	26,911	26,327
General and administrative	103,529	99,322
Depreciation and amortization	2,639	2,233
Asset impairment	612	-
Total operating expenses	133,691	127,882
Operating income	37,303	29,971

OTHER INCOME:
Interest income	1,487	1,440
Interest expense	(41)	(42)
Miscellaneous (expense) income	(13)	226
Total other income	1,433	1,624

PRETAX INCOME	38,736	31,595
Provision for income taxes	9,604	6,407
INCOME FROM CONTINUING OPERATIONS	29,132	25,188

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(26)	(397)

NET INCOME	29,106	24,791

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(48)	(52)
Unrealized (loss) gain on investments	(839)	399
Total other comprehensive (loss) income	(887)	347
COMPREHENSIVE INCOME	$28,219	$25,138

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.42	$0.36
Loss from discontinued operations	-	(0.01)
Net income per share	$0.42	$0.35

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.41	$0.35
Loss from discontinued operations	-	-
Net income per share	$0.41	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,839	69,837
Diluted	71,714	71,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2020	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	29,106	29,106
Foreign currency translation	-	-	-	-	-	(48)	-	(48)
Unrealized loss on investments	-	-	-	-	-	(839)	-	(839)
Treasury stock purchased	-	-	(1,284)	(17,309)	-	-	-	(17,309)
Share-based compensation expense	-	-	-	-	3,212	-	-	3,212
Common stock issued	256	2	(62)	(687)	411	-	-	(274)
BALANCE, March 31, 2020	86,209	$862	(17,148)	$(245,311)	$642,958	$(543)	$47,177	$445,143

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, January 1, 2019	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	24,791	24,791
Foreign currency translation	-	-	-	-	-	(52)	-	(52)
Unrealized gain on investments	-	-	-	-	-	399	-	399
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Share-based compensation expense	-	-	-	-	1,369	-	-	1,369
Common stock issued	485	5	(155)	(2,532)	104	-	-	(2,423)
BALANCE, March 31, 2019	85,659	$857	(15,556)	$(223,232)	$629,768	$49	$(27,120)	$380,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarter Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,106	$24,791
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	612	-
Depreciation and amortization expense	2,639	2,233
Bad debt expense	12,862	11,709
Compensation expense related to share-based awards	3,212	1,369
Deferred income taxes	9,468	6,778
Changes in operating assets and liabilities	(9,131)	(33,935)
Net cash provided by operating activities	48,768	12,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(111,753)	(138,700)
Sales of available-for-sale investments	52,893	135,062
Purchases of property and equipment	(1,015)	(479)
Business acquisition	(38,065)	-
Net cash used in investing activities	(97,940)	(4,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	413	109
Purchase of treasury stock	(17,309)	-
Payments of employee tax associated with stock compensation	(687)	(2,532)
Net cash used in financing activities	(17,583)	(2,423)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(66,755)	6,405
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	108,687	32,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$41,932	$39,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

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

A listing of individual campus locations and web links to Perdoceo’s institutions can be found at www.perdoceoed.com.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries. The terms “institution” and “university” refer to an individual, branded, for-profit educational institution owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our institutions.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

The unaudited condensed consolidated financial statements presented herein include the accounts of Perdoceo Education Corporation and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

         Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIU (collectively referred to as the “University Group”).

          On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”). Trident University’s operations were brought within the AIU segment, preserving the “Trident” name and programs as part of AIU’s operations. Results of operations related to the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”) are not material to our consolidated results of operations and are included in the unaudited condensed consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisition” for further information.

Effective January 1, 2020, we implemented FASB ASC Topic 326 – Financial Instruments - Credit Losses. This guidance requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The guidance under Topic 326 impacts accounting for credit losses with the most significant relevance to our accounting for credit losses related to student receivables. The guidance under Topic 326 did not materially impact our presentation of our financial condition, results of operations and disclosures. See Note 7 “Student Receivables” for further information.

Effective January 1, 2020, the Company reclassified non-current assets of discontinued operations within other non-current assets and current liabilities of discontinued operations within current other accrued expenses. This reclassification was not material to our condensed consolidated balance sheets. Prior period amounts were recast to be comparable to current year reporting.

3. BUSINESS ACQUISITION

On March 2, 2020, the Company acquired substantially all of the assets of Trident University, a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the scope of the state licensure, accreditation and Department of Education approval of AIU, with Trident University relinquishing its accreditor and Department approvals. Trident University’s programs are now offered by AIU under the “Trident” name. The combined institution continues to serve existing and future students with a broader range of program offerings and resources.

On the date of acquisition, the Company made a cash payment of $38.1 million for the Trident University assets. Pursuant to the purchase agreement, $4.0 million of this payment was set aside in an escrow account to secure indemnification obligations of the seller after closing and is reflected as restricted cash on our condensed consolidated balance sheets. A subsequent cash payment will be made to the seller after finalization of Trident University’s results measured in terms of its revenue and EBITDA (as determined pursuant to the purchase agreement for the transaction) during the 12-month period ended December 31, 2019 and a final working capital adjustment calculated pursuant to the purchase agreement. The Company estimates that this subsequent cash payment will be approximately $6.0 million. The initial payment was, and the post-closing payment will be, fully funded with the Company’s available cash balances generated from operating activities.

The estimated purchase price of approximately $44 million was allocated to estimated fair values of acquired tangible and identifiable intangible assets of $53.1 million and assumed liabilities of $9.3 million as of March 2, 2020. The net assets acquired assume a working capital adjustment that is subject to finalization. Intangible assets acquired include a trade name with an estimated fair value of $1.0 million and student relationships and course curriculum with an aggregate estimated fair value of $9.4 million. Based on our preliminary purchase price allocation, we have recorded goodwill of $31.4 million. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes. Subsequent adjustments may be made to the purchase price allocation once the purchase price is finalized.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of March 2, 2020 (dollars in thousands):

March 2, 2020
Assets:
Student receivables, net	$6,213
Other current assets	912
Property and equipment	3,932
Intangible assets subject to amortization
Trade name (useful life of 5 years)	1,000
Student relationships (useful life of 3 years)	8,000
Course curriculum (useful life of 3 years)	1,400
Goodwill	31,421
Other non-current assets	270
Total assets acquired	$53,148
Liabilities:
Accounts payable and other accrued liabilities	$2,582
Deferred revenue	4,749
Loan discharge reserve	1,900
Other long-term liabilities	46
Total liabilities assumed	$9,277

Net assets acquired	$43,871

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2020

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. For all entities, ASU 2020-04 is effective as of March 22, 2020 through December 22, 2022. We have evaluated and adopted this guidance effective March 22, 2020. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU provide clarifications which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software or software licenses. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. We have evaluated and adopted this guidance effective January 1, 2020. The adoption did not significantly impact the presentation of our financial condition, results of operation and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU include removals from, modifications of and additions to the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The guidance removed the requirements of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. This ASU also added additional requirements regarding changes in unrealized gains and losses for the period included in other comprehensive (loss) income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We have evaluated and adopted this guidance effective January 1, 2020. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. We completed the assessment of our evaluation of the new standard on our accounting policies and adopted this guidance effective January 1, 2020 using a modified retrospective approach without restating prior comparative periods. The adoption of this guidance did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,224	$4	$(1)	$1,227
Non-governmental debt securities	206,184	351	(889)	205,646
Treasury and federal agencies	36,687	92	(1)	36,778
Total short-term investments (available for sale)	$244,095	$447	$(891)	$243,651

	December 31, 2019
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,361	$3	$-	$1,364
Non-governmental debt securities	165,423	433	(37)	165,819
Treasury and federal agencies	18,307	7	(9)	18,305
Total short-term investments (available for sale)	$185,091	$443	$(46)	$185,488

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

As of March 31, 2020, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 1 are valued at quoted prices in active markets for identical assets and liabilities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 – Fair Value Measurements at March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,227	$-	$1,227
Non-governmental debt securities	-	205,646	-	205,646
Treasury and federal agencies	-	36,778	-	36,778
Totals	$-	$243,651	$-	$243,651

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Municipal bonds	$-	$1,364	$-	$1,364
Non-governmental debt securities	-	165,819	-	165,819
Treasury and federal agencies	-	18,305	-	18,305
Totals	$-	$185,488	$-	$185,488

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2020, our investment in an equity affiliate equated to a 30.7%, or $2.7 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During each of the quarters ended March 31, 2020 and 2019, we recorded less than $0.1 million of gain related to our proportionate investment in CCKF within miscellaneous (expense) income on our unaudited condensed consolidated statements of income and comprehensive income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid during the quarters ended March 31, 2020 and 2019 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2020 (1)	$1,443
For the quarter ended March 31, 2019	$348

________________________

(1)During the first quarter of 2020, the Company prepaid approximately $1.4 million of maintenance payments, of which approximately $0.4 million was recognized as expense during the current quarter.

Credit Agreement

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A., in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. As of March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the revolving credit facility.

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters ended March 31, 2020 and 2019 (dollars in thousands):

	For the Quarter Ended March 31, 2020				For the Quarter Ended March 31, 2019
	CTU	AIU (3)	Corporate and Other(4)	Total	CTU	AIU	Corporate and Other(4)	Total
Tuition	$97,551	$64,545	$-	$162,096	$92,618	$58,230	$-	$150,848
Technology fees	5,120	2,657	-	7,777	3,449	2,378	-	5,827
Other miscellaneous fees(1)	372	149	-	521	424	129	-	553
Total tuition and fees	103,043	67,351	-	170,394	96,491	60,737	-	157,228
Other revenue(2)	545	45	10	600	566	42	17	625
Total revenue	$103,588	$67,396	$10	$170,994	$97,057	$60,779	$17	$157,853

__________________

(1)	Other miscellaneous fees include student activity fees and graduation fees.
(2)	Other revenue primarily includes contract training revenue and bookstore sales.

(3)  AIU includes revenue related to the Trident acquisition commencing on the March 2, 2020 date of acquisition.

(4)	Revenue recorded within Corporate and Other relates to certain bookstore sales and closed campuses which are now reported within this category.

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

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by institution and program. Academic terms are determined by start dates, which vary by institution and program and are generally 8 – 12 weeks in length.

Contract Assets

For each term, the portion of tuition and fee payments received from students but not yet earned is recorded as deferred revenue and reported as a current liability on our condensed consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount charged for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our condensed consolidated balance sheets. For our Trident programs, students are billed as they register for courses, including courses related to future terms. Any billings for future terms would meet the definition of a contract asset as we do not have the unconditional right to receive payment as the academic term has not yet started. Contract assets related to future terms are offset against the deferred revenue associated with the respective future term.

Due to the short-term nature of our academic terms, the contract asset balance which exists at the beginning of each quarter will no longer be a contract asset at the end of that quarter, with the exception of the contract assets associated with future terms. The decrease in contract asset balances are a result of one of the following: it becomes a student receivable balance once a student reaches the point in a student’s academic term where the amount billed is no longer refundable to the student; a refund is made to withdrawn students for the portion entitled to be refunded under each institutions’ refund policy; we receive funds to apply against the contract asset balance; or a student makes a change to the number of classes they are enrolled in which may cause an adjustment to their previously billed amount. As of the end of each quarter, a new contract asset is determined on a student by student basis based on the most recently started term and a student’s progress within that term as compared to the date at which the student is no longer entitled to a refund under each institution’s refund policy. Contract assets associated with future terms remain as contract assets until the academic term begins and the student reaches the point in that academic term that they are no longer entitled to a refund.

The amount of contract assets which are being offset with deferred revenue balances as of March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	As of
	March 31, 2020	December 31, 2019
Gross deferred revenue	$56,920	$63,204
Gross contract assets	(27,918)	(38,557)
Deferred revenue, net	$29,002	$24,647

Deferred Revenue

Changes in our deferred revenue balances for the quarters ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2020				For the Quarter Ended March 31, 2019
	CTU	AIU	Corporate and Other	Total	CTU	AIU	Corporate and Other	Total
Gross deferred revenue, January 1,	$27,845	$35,359	$-	$63,204	$24,250	$27,444	$-	$51,694
Business acquisition, beginning balance	-	13,395	-	13,395	-	-	-	-
Revenue earned from prior balances	(25,149)	(31,518)	-	(56,667)	(22,344)	(21,661)	-	(44,005)
Billings during period(1)	103,044	46,648	-	149,692	97,516	43,033	-	140,549
Revenue earned for new billings during the period	(77,894)	(35,833)	-	(113,727)	(74,147)	(39,076)	-	(113,223)
Other adjustments	140	883	-	1,023	626	440	-	1,066
Gross deferred revenue, March 31,	$27,986	$28,934	$-	$56,920	$25,901	$10,180	$-	$36,081

______________

(1)	Billings during period includes adjustments for prior billings.

Cash Receipts

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan.

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount $1.1 million each as of March 31, 2020 and December 31, 2019. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.3 million and $0.2 million of revenue for the quarters ended March 31, 2020 and 2019, respectively, for payments received from withdrawn students.

7. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our condensed consolidated balance sheets as components of both current and non-current assets. We do not charge interest or fees on any of our payment plans.

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan. For those balances that are not received during the academic term, the balance is typically due within the current academic year which is approximately 30 weeks in length. Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due.

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly known as “CECL.” This guidance impacted our accounting for the allowance for credit losses (formerly referred to as “doubtful accounts”) for student receivables.

Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

Student Receivables Under Extended Payment Plans

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.1 million and $1.2 million, respectively.

Student Receivables Valuation Allowance

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current receivables allowance related to our student receivable portfolio in accordance with the guidance effective January 1, 2020 under ASU 2016-13 for the quarters ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2020	For the Quarter Ended March 31, 2019
Balance, beginning of period	$31,964	$24,836
Beginning balance related to business acquisition	2,174	-
Provision for credit losses	12,862	11,722
Amounts written-off	(11,601)	(9,499)
Recoveries	696	870
Balance, end of period	$36,095	$27,929

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended March 31, 2020	For the Quarter Ended March 31, 2019
Lease expenses (1)
Fixed lease expenses - operating	$3,148	$3,370
Variable lease expenses - operating	1,915	2,386
Sublease income	(788)	(1,108)
Total lease expenses	$4,275	$4,648

Other information
Gross operating cash flows for operating leases (2)	$(6,190)	$(10,100)
Operating cash flows from subleases (2)	$676	$1,250
Weighted average remaining lease term (in months) – operating leases	74	70
Weighted average discount rate – operating leases	5.0%	5.4%

__________________

(1)

Lease expense and sublease income represent the amount recorded within our unaudited condensed consolidated statements of income and comprehensive income. Variable lease amounts represent expenses recognized as incurred which are not included in the lease liability. Fixed lease expenses and sublease income are recorded on a straight-line basis over the lease term and therefore are not necessarily representative of cash payments during the same period.

(2)	Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

Subleases

For certain of our leased locations, primarily those related to our closed campuses, we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have six subleases within five leased facilities with terms ranging from one to three years. We have recognized sublease income of $0.8 million and $1.1 million for the quarters ended March 31, 2020 and 2019, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income and comprehensive income.

During the first quarter of 2020, we recorded $0.6 million of asset impairment related to one of our previously vacated facilities as a result of non-payment from the sub-lessee. We determined that the right of use asset carrying value was not recoverable through the end of the lease for this facility.

9. CONTINGENCIES

An accrual for estimated legal fees and settlements of $0.4 million and $7.3 million at March 31, 2020 and December 31, 2019, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

We receive informal requests from state attorneys general and other government agencies relating to specific complaints they have received from students or former students which seek information about the student, our programs, and other matters relating to our activities in the relevant state. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices in a particular state. We are subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or graduates, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. Periodically matters arise that we consider outside the scope of ordinary routine litigation incidental to our business. While we currently believe that these matters, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position and cash flows.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended March 31,
	2020	2019
Pretax income	$38,736	$31,595
Provision for income taxes	$9,604	$6,407
Effective rate	24.8%	20.3%

As of December 31, 2019, a valuation allowance of $45.0 million was maintained with respect to our foreign tax credits and state net operating losses. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $45.0 million valuation allowance against our foreign tax credits and state net operating losses as of March 31, 2020.

The effective tax rate for the quarters ended March 31, 2020 and 2019 was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarters ended March 31, 2020 and 2019 by 1.9% and 5.6%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.4 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31,

2020 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2020, we had accrued $1.7 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

11. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Company’s 2016 Incentive Compensation Plan (the “2016 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of March 31, 2020, there were approximately 1.1 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.8 million shares issuable upon exercise of outstanding options and (ii) 3.0 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of March 31, 2020. Additionally, as of March 31, 2020 under the Company’s previous 2008 Incentive Compensation Plan, there were approximately 1.5 million shares issuable upon exercise of outstanding options and 0.1 million shares underlying outstanding deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. This plan was replaced by the 2016 Plan effective May 24, 2016. The vesting of all types of equity awards (stock options, stock appreciation rights, restricted stock awards, restricted stock units and deferred stock units) is subject to possible acceleration in certain circumstances. Generally, if a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is forfeited.

As of March 31, 2020, we estimate that compensation expense of approximately $30.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options and restricted stock units to be settled in shares of stock but excluding any estimates of forfeitures. This amount includes expenses associated with all outstanding performance-based restricted stock unit awards as the Company currently believes it is probable that the associated performance targets for each award will be achieved.

Stock Options. The exercise price of stock options granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become 100% exercisable after the first anniversary of the grant date. Grants of stock options are generally only subject to the service conditions.

Stock option activity during the quarter ended March 31, 2020 under all of our plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2019	2,438	$9.32
Granted	-	-
Exercised	(59)	5.76
Cancelled	(42)	29.02
Outstanding as of March 31, 2020	2,337	$9.06
Exercisable as of March 31, 2020	2,096	$8.53

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the quarter ended March 31, 2020 (units in thousands):

	Restricted Stock Units to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019	1,921	$16.34
Granted	482	15.35
Vested	(189)	8.28
Forfeited	-	-
Outstanding as of March 31, 2020	2,214	$16.82

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

The following table summarizes information with respect to all deferred stock units during the quarter ended March 31, 2020 (units in thousands):

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019 (1)	73	$4.39
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2020 (1)	73	$4.39

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.

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

The following table summarizes information with respect to all cash-settled restricted stock units during the quarter ended March 31, 2020 (units in thousands):

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2019	82
Granted	-
Vested	(82)
Forfeited	-
Outstanding as of March 31, 2020	-

          These units were valued in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and we recognized $0.2 million of benefit and $1.0 million of expense for the quarters ended March 31, 2020 and 2019, respectively, for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the quarters ended March 31, 2020 and 2019 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2020	2019
Stock options	$405	$451
Restricted stock units settled in stock	2,803	915
Restricted stock units settled in cash	(240)	991
Total stock-based compensation expense	$2,968	$2,357

12. STOCK REPURCHASE PROGRAM

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. The program expires on December 31, 2021 and replaced all prior stock repurchase programs authorized by the Board of Directors.

During the first quarter of 2020, we repurchased 1.3 million shares of our common stock for approximately $17.3 million at an average price of $13.48 per share. As of March 31, 2020, approximately $28.8 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

13. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2020 and 2019 were as follows:

	For the Quarter Ended March 31,
	2020	2019
Basic common shares outstanding	69,839	69,837
Common stock equivalents	1,875	1,655
Diluted common shares outstanding	71,714	71,492

For the quarters ended March 31, 2020 and 2019, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.6 million and 0.8 million shares for the quarters ended March 31, 2020 and 2019, respectively.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of a postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our strategic plan. As of March 31, 2020, our two segments are:

♦

Colorado Technical University’s (CTU) mission is to provide industry relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU places a strong focus on providing degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce. This university offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2020, students enrolled at CTU represented approximately 60% of our total enrollments. Approximately 94% of CTU’s enrollments are fully online.

♦

American InterContinental University’s (AIU) mission is to provide for the varying educational needs of a career-oriented, culturally diverse and geographically dispersed student body with the goal of preparing students academically, personally and professionally. AIU focuses on helping busy non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. AIU now also includes results of operations and student enrollments related to the Trident acquisition commencing on the March 2, 2020 date of acquisition. As of March 31, 2020, students enrolled at AIU represented approximately 40% of our total enrollments. Approximately 96% of AIU’s enrollments are fully online.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,

	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
CTU	$103,588	60.6%	$97,057	61.5%	$34,619	$29,691
AIU (1)	67,396	39.4%	60,779	38.5%	9,376	8,312
Total University Group	170,984	100.0%	157,836	100.0%	43,995	38,003
Corporate and Other (2)	10	NM	17	NM	(6,692)	(8,032)
Total	$170,994	100.0%	$157,853	100.0%	$37,303	$29,971

	Total Assets as of (3)
	March 31, 2020	December 31, 2019
CTU	$100,566	$100,414
AIU (1)	144,983	104,747
Total University Group	245,549	205,161
Corporate and Other (2)	360,896	393,904
Discontinued Operations	81	81
Total	$606,526	$599,146

(1)	AIU results of operations and total assets include the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of March 31, 2020.
(2)	Corporate and Other includes results of operations and total assets for closed campuses.
(3)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “seek,” “should,” ”will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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

•	the impact of various versions of “borrower defense to repayment” regulations;
•

rulemaking by ED or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions (in particular as these risks and uncertainties may be exacerbated leading up to and following the 2020 Presidential election);

•	the operating impact of the settlements with the U.S. Federal Trade Commission and state attorneys general;
•	the success of our initiatives to improve student experiences, retention and academic outcomes;
•	the ability of our student admissions and advising functions to achieve anticipated operating performance;
•	our continued eligibility to participate in educational assistance programs for veterans and other military personnel;
•	the impact of the global COVID-19 pandemic;
•	difficulties with integrating the assets of Trident University International into AIU’s operations;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

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

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIU (collectively referred to as the “University Group”). These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our strategic plan.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”), a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the scope of the state licensure, accreditation and Department of Education approval of AIU, with Trident University relinquishing its accreditor and Department approvals. Trident University’s programs are now offered by AIU under the “Trident” name. The combined institution continues to serve existing and future students with a broader range of program offerings and resources.

Regulatory Environment and Political Uncertainty

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, ED, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Perdoceo Education Corporation, in existing tuition assistance programs. Most recently, in March 2020, we received a letter from the Committee on Education and Labor of the U.S. House of Representatives requesting information in order to better understand Perdoceo’s compliance with the 90-10 Rule, which we have responded to.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A and Risk Factors in our 2020 Quarterly Reports on Form 10-Q.

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

2020 First Quarter Overview

The first quarter of 2020 (“current quarter”) reflected positive financial results with revenue and operating income increasing as compared to the prior year quarter. Enrollment metrics also exhibited positive trends impacted by initiatives and investments implemented over the past few years which have enabled our student support functions to efficiently serve the prospective student interest we are experiencing. We believe we are well-positioned to serve and educate current and prospective non-traditional students, with a focus on adult learners, as we progress into 2020. While the COVID-19 pandemic did not have a material impact on our operating results in the first quarter of 2020, we did undertake significant actions to protect the health and well-being of our students and employees. We discuss matters relating to the COVID-19 pandemic below under the heading “Coronavirus COVID-19 Pandemic.”

During the current quarter, we completed the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”). We have been working proactively on a smooth integration of Trident’s academic programs into AIU as well as transitioning their faculty, students and staff into our organization. The Trident acquisition enables the combined institution to continue serving existing and future students with a broader range of program offerings and resources and is in accordance with our strategy to evaluate acquisitions of quality educational institutions and programs.

For the first quarter of 2020, we experienced an increase in total student enrollments of 12.3% as of March 31, 2020 as compared to March 31, 2019. We believe our continued focus on student experiences, retention and academic outcomes, as well as the technology investments we have made, has contributed to this positive total student enrollment growth as well as the Trident acquisition.

New student enrollments within CTU increased 16.8% for the current quarter as compared to the prior year quarter, contributing to total student enrollment growth of 4.8% as of March 31, 2020 as compared to March 31, 2019. This enrollment growth is supported by an increased level of efficiency within CTU’s student enrollment process. Additionally, employee tenure within key support functions is increasing and CTU’s teams are using technology to provide the most effective and relevant support to students. Our academics and advising teams within CTU are further improving course sequencing and student orientation to promote greater student engagement and learning. CTU continues to focus on its corporate partnership program, and an increase in student enrollments from corporate partnerships contributed to the increase in new and total student enrollments for the quarter. Our teams continue to collaborate with our corporate partners to offer academic programs that center around the organization’s educational priorities to foster a mutually beneficial relationship.

Total student enrollments for AIU increased by 26.0% as of March 31, 2020 as compared to March 31, 2019 as a result of the Trident acquisition. New student enrollments decreased 14.2% for the current quarter as compared to the prior year quarter as a result of AIU’s academic calendar which negatively impacted the number of enrollment days for the current quarter as compared to the prior year quarter. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter, and AIU’s quarterly enrollment results can be significantly impacted by AIU’s academic calendar. Excluding the impact of the Trident acquisition, AIU’s new student enrollments would have decreased 22.9% in a quarter with 31% less enrollment days than the prior year quarter. There is a strong correlation between the number of new student enrollments and the number of enrollment days in any given quarter, and we therefore believe AIU’s first quarter new student enrollment results demonstrate organic growth year over year. This enrollment growth is supported by AIU’s graduate teams which utilize a holistic method to support students through the admissions and financial aid processes. An increasing use of technology is enabling AIU’s graduate teams to provide enhanced support to our students through customized student enrollment and outreach.

Financial Highlights

Revenue for the current quarter increased $13.1 million or 8.3% as compared to the prior year quarter, driven by revenue growth at both universities as a result of the positive enrollment trends discussed above. Operating income for the current quarter was $37.3 million as compared to operating income of $30.0 million for the prior year quarter, an improvement of 24.5%. This improvement reflects the revenue growth at CTU and AIU and the Trident acquisition, partially offset with investments in marketing and student-serving functions, increased bad debt expense and costs associated with compliance monitoring efforts. Lastly, we reported cash provided by operations for the current quarter of $48.8 million as compared to cash provided by operations of $12.9 million in the prior year quarter. The current quarter cash provided by operations was driven by timing of Title IV Program funds received in

January 2020 and the positive operating results at both universities, partially offset with a settlement payment related to the Oregon arbitrations matter and annual and long-term incentive compensation payments.

Revenue within our CTU segment increased $6.5 million or 6.7% for the current quarter as compared to the prior year quarter driven by the increase in new and total student enrollments. Operating income for CTU increased $4.9 million or 16.6% for the current quarter as compared to the prior year quarter. We continued to experience operating efficiencies across various administrative functions while continuing to make investments in student-serving functions and marketing.

Revenue within our AIU segment increased $6.6 million or 10.9% for the current quarter as compared to the prior year quarter driven by the Trident acquisition as well as positive student enrollment trends. Operating income for AIU increased $1.1 million or 12.8% for the current quarter as compared to the prior year quarter. The increase in operating income was driven by the increase in revenue partially offset with increases in investments in student-serving functions, marketing expenses and restructuring and integration costs associated with the Trident acquisition.

Within our Corporate and Other category, operating loss of $6.7 million improved by $1.3 million or 16.7% compared to the prior year quarter driven by reduced operating losses associated with our closed campuses.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $40.8 million for the current quarter as compared to $33.0 million in the prior year quarter with the improvement primarily driven by revenue gowth at both universities partially offset with increased expenses related to investments in student-serving functions as well as increased marketing and bad debt expenses.

Adjusted operating income and adjusted earnings per diluted share for the quarters ended March 31, 2020 and 2019 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL
	For the Quarter Ended March 31,
Adjusted Operating Income	2020 (4)	2019
Total Company
Operating income	$37,303	$29,971
Depreciation and amortization	2,639	2,233
Asset impairment (1)	612	-
Lease expenses for vacated space (2)	217	766
Adjusted Operating Income -- Total Company	$40,771	$32,970

	ACTUAL
	For the Quarter Ended March 31,
Adjusted Earnings Per Diluted Share	2020 (4)	2019
Total Company
Reported Earnings Per Diluted Share	$0.41	$0.35
Pre-tax adjustments included in operating expenses:
Asset impairment (1)	0.01	-
Lease expenses for vacated space (2)	-	0.01
Total pre-tax adjustments	$0.01	$0.01
Tax effect of adjustments (3)	-	-
Total adjustments after tax	0.01	0.01
Adjusted Earnings Per Diluted Share -- Total Company	$0.42	$0.36

_________________

(1)	Asset impairment relates to a right of use asset for one of our vacated facilities for which the sublease income was deemed no longer recoverable.
(2)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income for our closed campuses.

(3)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

(4)	First quarter of 2020 results include the Trident acquisition commencing on the March 2, 2020 date of acquisition.

Coronavirus COVID-19 Pandemic

During the first quarter of 2020, the COVID-19 pandemic impacted economies and various industries worldwide. The analysis of the overall impact of COVID-19 on various businesses, markets and economies is still in its early stages as this pandemic is unprecedented during our recent history. We are closely monitoring the impact of COVID-19 on our educational institutions’ operations, including the impact on our students, employees and third-party service vendors. While we did not see any material disruptions during the first quarter of 2020, it is impossible to predict all of the effects and the ultimate impact that COVID-19 may have on our business and results of operations due to uncertainties, including the severity and duration of the outbreak, governmental, regulatory, business or other actions, the effect on our students, impacts on our third-party service vendors and current and potential corporate partners, and other changes to our operations as a result of COVID-19.

The health and well-being of our workforce and our ability to continue to serve students is vital to our operations. In response to the stay at home order issued during the first quarter across multiple states and counties, we were able to respond quickly by providing our employees the necessary tools to work remotely. The transition to a remote workforce has been relatively smooth and our students benefitted from the consistent support they received during this transition. We continue to provide our employees with support and resources during this critical time so that they have the tools and information they need to continue supporting our students. Our benefit programs provide support for employees during the COVID-19 pandemic and leaves are also available to eligible employees through the Family Medical Leave Act (FMLA), the Americans with Disabilities Act (ADA), other applicable state leave laws and/or the Company’s short-term disability, long-term disability or personal leave benefits.

We were also able to work quickly to transition students attending our campus-based locations to our online platform so they did not experience disruption to their academic studies. Our remote workforce, thus far, is operating efficiently and effectively and our students for the most part are proceeding with their academic studies with no major disruption to the level of service they are used to experiencing from our institutions and support staff. Costs related to transitioning our workforce to a remote environment and transitioning our campus-based students to our online platform have thus far not been material to our operating results.

Our strong balance sheet should provide us with the financial stability and flexibility to continue operating during these unprecedented times. While we have not experienced any significant impacts to our operating results to date, the future impacts of a potential worsening of global economic conditions and the disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, the future impacts that COVID-19 may have on our students, employees, third-party service vendors and corporate partners are unknown; however, any material effect on these parties could adversely impact us. See Part II, Item 1A, “Risk Factors - The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business and results of operations,” in this Quarterly Report on Form 10-Q.

Regulatory Updates

VA Letter. As previously disclosed, on March 9, 2020, the Company received a letter from the U.S. Department of Veterans Affairs (the “VA”) notifying the Company that if it fails to remedy its deficiency through corrective action within 60 days, the VA will disapprove, for purposes of VA educational assistance programs, the enrollment of individuals not already enrolled in programs at the Company’s institutions. The letter also provides for certain administrative appeal procedures if such a disapproval decision is made. The letter from the VA does not identify any current matters but solely identifies as a deficiency matters alleged in connection with the previously settled inquiries by the U.S. Federal Trade Commission (the “FTC”) and the attorneys general of 48 states and the District of Columbia. In both matters, in order to avoid additional distraction and costs of defense, the Company agreed to settlements which incorporated compliance obligations without admitting to any wrongdoing. On April 9, 2020, the Company provided the VA with a detailed response that the Company believes demonstrates corrective action, including information about its current compliance processes which incorporate enhanced operational and compliance commitments made in the agreements with the FTC and multiple attorneys general. The VA extended the 60 day period referenced in its letter for an additional 30 days, through June 7, 2020. The Company intends to cooperate with the VA with a view towards resolving this matter as promptly as possible; however, a failure to demonstrate corrective action to the VA’s satisfaction would have a material negative impact on future student enrollments by veterans at our institutions and could have other adverse consequences. See Part II, Item 1A, “Risk Factors - A decision by the VA to disapprove student enrollments in our institutions for purposes of VA educational assistance programs could have a material negative impact on future student enrollments and could have other adverse consequences,” for further information.

Borrower Defense to Repayment Regulations. On October 28, 2016, ED adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” regulations. ED initially delayed the effective date of these regulations; however, after a successful legal challenge against the delay, ED published guidance to institutions on March 15, 2019 regarding how to implement the 2016 regulations while noting that a new set of regulations was forthcoming. On September 23, 2019, ED published new final “borrower defense to repayment” regulations that become effective on July 1, 2020. The new 2019 final borrower defense to repayment regulations would result in a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020. On January 16, 2020 the U.S. House of Representatives, and on March 11, 2020 the Senate, voted to approve a resolution under the Congressional Review Act to disapprove of the 2019 final borrower defense to repayment regulations. The Congressional Review Act empowers Congress to review, by means of an expedited legislative process, new federal regulations issued by government agencies and, by passage of a joint resolution, to overrule a regulation. Once a rule is thus repealed, the Congressional Review Act also prohibits the reissuing of the rule in substantially the same form or the issuing of a new rule that is substantially the same "unless the reissued or new rule is specifically authorized by a law enacted after the date of the joint resolution disapproving the original rule. The resolution has not been submitted to the President for a decision on whether he will exercise his veto authority; however, on February 11, 2020, the White House released a Statement of Administration Policy confirming that if the resolution is presented to the President, his advisors would recommend that he veto it. If the Congressional Review Act resolution is presented to President Trump and he vetoes the resolution, we expect the 2019 regulations will go into effect on July 1, 2020 as published. If, when presented to President Trump for his determination, he does not veto the resolution, the 2016 defense to repayment regulations would remain in effect and ED’s ability to do any future rulemaking in this area would be limited, making any future modifications less likely. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ‘Borrower defense to repayment’ regulations, including closed school discharges, may subject us to significant repayment liability to ED for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information about the borrower defense to repayment regulations and the risks associated therewith.

ED Settlement Regarding Outstanding Borrower Defense to Repayment Claims. In April 2020, ED agreed to a proposed class action settlement pursuant to which borrower defense applicants who have claims pending as of April 7, 2020 will get final decisions on the merits of their borrower defense claims within 18 months and, where appropriate, relief within 21 months of the date upon which the court’s final order approving the settlement becomes non-appealable. The outcome of ED’s review of these claims and whether there is any related impact to the Company is uncertain. ED’s process and standards for determining which applications should be approved and for what amount, the number of borrowers with successful claims that may have attended one of our closed or current institutions, ED’s authority to seek any recoupment from institutions, and an institution’s ability to provide a defense to any claims asserted are unknown, and may vary based on the date a student loan was disbursed. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ‘Borrower defense to repayment’ regulations, including closed school discharges, may subject us to significant repayment liability to ED for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information about the borrower defense to repayment regulations and the risks associated therewith.

2020 Outlook

We are providing the following outlook, subject to the key assumptions identified below. Please see the GAAP to non-GAAP reconciliation for adjusted operating income and adjusted earnings per diluted share below for further details.

The outlook now incorporates the Trident acquisition, including known integration and restructuring costs, as well as known costs associated with COVID-19, such as transitioning our students and employees to a remote environment. The outlook continues to reflect our expectation of growth in new and total student enrollments at both universities for the full year of 2020.

Further, for the second quarter of 2020, we expect growth in CTU’s new student enrollments as compared to the prior year quarter. AIU’s second quarter new student enrollments are expected to show significant growth due to 50% more enrollment days in the second quarter of 2020 as compared to the prior year quarter, as well as the Trident acquisition. This increase is expected to more than offset the decline in new student enrollments from the first quarter of 2020 such that on a combined basis AIU is expected to show growth for the first half of 2020, even after excluding the positive impact from the Trident acquisition. We expect AIU’s enrollment days for the third and fourth quarters of 2020 to be relatively comparable to the respective prior year periods.

•	Full year 2020 – total company:
o	Operating income in the range of $135.0 million to $139.0 million
o	Adjusted operating income in the range of $151.0 million to $155.0 million
o	Earnings per diluted share in the range of $1.44 to $1.48
o	Adjusted earnings per diluted share in the range of $1.49 to $1.53
•	Second quarter 2020 – total company:
o	Operating income in the range of $33.0 million to $35.0 million
o	Adjusted operating income in the range of $38.0 million to $40.0 million
o	Earnings per diluted share in the range of $0.35 to $0.37

o	Adjusted earnings per diluted share in the range of $0.36 to $0.38

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending June 30,		For the Year Ending December 31,
	2020	2019	2020	2019
Total Company:
Operating income	$33.0M - $35.0M	$184	$135.0M - $139.0M	$86,462
Depreciation and amortization (1)	4.8M	2,235	14.5M	9,145
Asset impairment (2)	-	-	0.6M	-
Lease expenses for vacated space (3)	0.2M	392	0.9M	1,630
Significant legal settlements (4)	-	30,000	-	37,100
Adjusted Operating Income	$38.0M - $40.0M	$32,811	$151.0M - $155.0M	$134,337

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending June 30,		For the Year Ending December 31,
	2020	2019	2020	2019
Total Company:
Reported Earnings Per Diluted Share	$0.35 - $0.37	$(0.01)	$1.44 - $1.48	$0.97

Pre-tax adjustments included in operating expenses:
Amortization (1)	0.01	-	0.04	-
Asset impairment (2)	-	-	0.01	-
Lease expenses for vacated space (3)	-	0.01	0.01	0.02
Significant legal settlements (4)	-	0.41	-	0.51
Total pre-tax adjustments	$0.01	$0.42	$0.06	$0.53
Tax effect of adjustments (5)	-	(0.02)	(0.01)	(0.13)
Tax effect of change in settlement deductibility (6)	-	(0.05)	-	-
Total adjustments after tax	0.01	0.35	0.05	0.40
Adjusted Earnings Per Diluted Share	$0.36 - $0.38	$0.34	$1.49 - $1.53	$1.37

_______________________

Amortization amounts relate to definite-lived intangible assets associated with the Trident acquisition.

(1)Amortization amounts relate to definite-lived intangible assets associated with the Trident acquisition.

(2)	Asset impairment relates to a right of use asset for one of our vacated facilities for which the sublease income was deemed no longer recoverable
(3)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income for closed campuses.
(4)	Significant legal settlements relate to the FTC and Oregon arbitration matters recorded during 2019.
(5)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

(6)

A legal settlement of $30.0 million related to the FTC matter was an adjustment from operating income during the second quarter of 2019 to calculate adjusted operating income. However, only $6.7 million of this adjustment met the criteria for tax deductibility during the second quarter of 2019. During the fourth quarter of 2019, an additional $23.0 million related to the FTC settlement met the criteria to be deductible for tax purposes. This amount was previously considered a non-deductible permanent item for tax purposes through September 30, 2019. As a result, the tax benefit of the change in deductibility for the $23.0 million, reflected during the fourth quarter of 2019 has been adjusted to fully reflect the proportional impact of the tax non-deductibility on the second and third quarters of 2019. The impact of the non-deductibility was not proportionally reflected in the originally reported adjusted earnings per diluted share for the second and third quarters of 2019 which would have decreased by $0.05 and increased by $0.02, respectively. The second quarter of 2019 now reflects this adjustment. For the full year 2019, approximately $29.7 million was considered deductible for tax purposes. The quarterly reversals and adjustments of the proportional impacts of the non-deductibility had no effect for the full year 2019.

Forward looking adjusted operating income and adjusted earnings per diluted share are presented in the reconciliation of GAAP to non-GAAP tables above. Operating income, which is the most directly comparable GAAP measure to adjusted operating income, and earnings per diluted share may not follow the same trends stated in the outlook above because of adjustments made for certain significant and non-cash items such as lease expenses for vacated space offset with any sublease income as well as depreciation, amortization, asset impairment charges, significant restructuring charges and significant legal settlements. The operating income, adjusted operating income, earnings per share, adjusted earnings per share and enrollment outlook provided above for 2020 are based on the following key assumptions and factors, among others: (i) prospective student interest in the Company’s programs remains consistent with recent experience, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends, (iii) no material changes in the current legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” regulations, (iv) no significant operating impacts from the settlements with the U.S. Federal Trade Commission and state attorneys general or other legal or regulatory matters, including the March 2020 letter from the U.S. Department of Veterans Affairs (the “VA”) regarding the potential disapproval, for purposes of educational assistance programs administered by the VA, of the enrollment of individuals at the Company’s institutions if the Company fails to remedy the deficiency identified in the letter, (v) no significant operating or financial impacts from the COVID-19 pandemic beyond the known costs which have been incorporated in the outlook, (vi) earnings per diluted share outlook assumes an effective income tax rate of approximately 26% for the second quarter and the full year, and (vii) any future impact from the Company’s stock repurchase program is excluded. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current and future circumstances and actions that may be undertaken, actual results could differ materially from these estimates. In addition, decisions we make in the future as we continue to evaluate diverse strategies to enhance shareholder value may impact the outlook provided above.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2020 and 2019 (dollars in thousands):

	For the Quarter Ended March 31,
	2020	% of Total Revenue	2019	% of Total Revenue
TOTAL REVENUE	$170,994		$157,853
OPERATING EXPENSES
Educational services and facilities (1)	26,911	15.7%	26,327	16.7%
General and administrative: (2)
Advertising	35,057	20.5%	32,705	20.7%
Admissions	24,693	14.4%	23,213	14.7%
Administrative	30,917	18.1%	31,682	20.1%
Bad debt	12,862	7.5%	11,722	7.4%
Total general and administrative expense	103,529	60.5%	99,322	62.9%
Depreciation and amortization	2,639	1.5%	2,233	1.4%
Asset impairment	612	0.4%	-	0.0%
OPERATING INCOME	37,303	21.8%	29,971	19.0%

PRETAX INCOME	38,736	22.7%	31,595	20.0%
PROVISION FOR INCOME TAXES	9,604	5.6%	6,407	4.1%
Effective tax rate	24.8%		20.3%

INCOME FROM CONTINUING OPERATIONS	29,132	17.0%	25,188	16.0%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(26)	0.0%	(397)	-0.3%
NET INCOME	$29,106	17.0%	$24,791	15.7%

(1)

Educational services and facilities expense includes costs attributable to the educational activities of our institutions, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, such as rents on leased facilities and certain costs of establishing and maintaining computer laboratories. Also included in educational services and facilities expense are costs of other goods and services provided by our campuses, including costs of textbooks and laptop computers.

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials and bad debt expense.

Revenue

Revenue for the first quarter of 2020 (“current quarter”) increased 8.3% or $13.1 million as compared to the prior year quarter supported by a 12.3% increase in total student enrollments. The current quarter revenue increase was also benefitted by the Trident acquisition and 1.1% more revenue-earning days within AIU as compared to the prior year quarter due to its academic calendar which varies each year.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2020	% of Total Revenue	2019	% of Total Revenue
Educational services and facilities:
Academics & student related	$21,512	12.6%	$19,862	12.6%
Occupancy	5,399	3.2%	6,465	4.1%
Total educational services and facilities	$26,911	15.7%	$26,327	16.7%

The educational services and facilities expense for the current quarter increased by 2.2% or $0.6 million as compared to the prior year quarter. Academics and student related expense increased by 8.3% or $1.7 million for the current quarter as compared to the prior year quarter, driven by the increase in student enrollments. However, academics and student related expense, as a percentage of revenue, remained flat as compared to the prior year quarter reflecting an efficient level of staffing. Occupancy expense for the current quarter improved by 16.5% or $1.1 million as compared to the prior year quarter, primarily driven by decreases associated with our closed campuses as those leased facilities reach the end of their lease terms.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2020	% of Total Revenue	2019	% of Total Revenue
General and administrative:
Advertising	$35,057	20.5%	$32,705	20.7%
Admissions	24,693	14.4%	23,213	14.7%
Administrative	30,917	18.1%	31,682	20.1%
Bad debt	12,862	7.5%	11,722	7.4%
Total general and administrative expense	$103,529	60.5%	$99,322	62.9%

The general and administrative expense for the current quarter increased by 4.2% or $4.2 million as compared to the prior year quarter, driven by increases in advertising, admissions and bad debt expenses. The advertising expense for the current quarter increased by 7.2% or $2.4 million as compared to the prior year quarter, supporting student enrollment growth within both CTU and AIU. As a percentage of revenue, advertising expense remained relatively flat. Admissions expense increased by 6.4% or $1.5 million for the current quarter as compared to the prior year quarter, with CTU increasing by 4.6% or $0.5 million and AIU increasing by 9.2% or $1.0 million, primarily resulting from increased staffing to support the prospective student interest we are experiencing and the Trident acquisition during the current quarter. The decreased administrative expense for the current quarter of 2.4% or $0.8 million as compared to the prior year quarter is primarily related to reduced legal fees.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2020	% of Segment Revenue	2019	% of Segment Revenue
Bad debt expense:
CTU	$6,683	6.5%	$6,197	6.4%
AIU	6,201	9.2%	5,603	9.2%
Total University Group	12,884	7.5%	11,800	7.5%
Corporate and Other	(22)	NM	(78)	NM
Total bad debt expense	$12,862	7.5%	$11,722	7.4%

Total bad debt expense as a percentage of revenue was relatively flat as compared to the prior year quarter with the dollar increase in line with our revenue increase and the Trident acquisition. We regularly monitor our reserve rates, which includes a review of our analysis of historical student receivable collectability which we update quarterly based on the most recent data available, along with current known factors which we believe could affect collectability of our student receivables, including the number of students that do not complete the financial aid process. Additionally, we continue to actively monitor the recent COVID-19 pandemic and any related impacts on our expected credit losses. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV process so that they are better prepared to start school. Additionally, we have focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them. During the current quarter, the Company also adopted a change in accounting guidance related to credit losses, the impact of which was immaterial for the current quarter. See Note 4 “Recent Accounting Pronouncements” for further information.

Asset Impairment

During the first quarter of 2020, we recorded $0.6 million of asset impairment related to one of our previously vacated leased facilities as a result of non-payment from the sub-lessee. We determined that the right of use asset carrying value was not recoverable through the end of the lease for this facility.

Operating Income

Operating income increased by 24.5% or $7.3 million for the current quarter as compared to the prior year quarter. The increase was primarily due to increased revenue of 8.3% or $13.1 million for the current quarter as compared to the prior year quarter, and reduced operating losses within Corporate and Other for the quarter, which more than offset the increases in advertising, admissions and bad debt expenses. Operating margin improved approximately 280 basis points from 19.0% to 21.8% as we continue to optimize non-student serving expenses while supporting student enrollments.

Provision for Income Taxes

For the quarter ended March 31, 2020, we recorded a provision for income taxes of $9.6 million or 24.8% as compared to a provision for income taxes of $6.4 million or 20.3% for the prior year quarter. The effective tax rate for the quarters ended March 31, 2020 and 2019 were benefitted by excess tax benefits associated with stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarters ended March 31, 2020 and 2019 by 1.9% and 5.6%, respectively. For the full year 2020, we expect our effective tax rate to be between 25.5% to 26.5%. As of December 31, 2019, we had $108.5 million of federal net operating loss carry forwards which will offset federal taxable income during 2020.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2020	2019	% Change	2020	2019	% Change	2020	2019
REVENUE:
CTU	$103,588	$97,057	6.7%	$34,619	$29,691	16.6%	33.4%	30.6%
AIU (1)	67,396	60,779	10.9%	9,376	8,312	12.8%	13.9%	13.7%
Total University Group	170,984	157,836	8.3%	43,995	38,003	15.8%	25.7%	24.1%
Corporate and other (2)	-	-	0.0%	(5,680)	(5,220)	-8.8%	NM	NM
Closed campuses	10	17	-41.2%	(1,012)	(2,812)	64.0%	NM	NM
Total Corporate and Other	10	17	-41.2%	(6,692)	(8,032)	16.7%	NM	NM
Total	$170,994	$157,853	8.3%	$37,303	$29,971	24.5%	21.8%	19.0%

 _____________________

(1)	AIU’s current quarter includes results of operations for the Trident acquisition commencing on the March 2, 2020 date of acquisition.
(2)	Amounts that were historically reported within Corporate and Other prior to the segment change as of January 1, 2019.

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in good attendance by participating in class related activities. New student enrollments represent students who have started class at one of our academic institutions during the period, excluding students who were previously active at any point in time within the 365 days prior to the start of their course.

	NEW STUDENT ENROLLMENTS			TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended March 31,			As of March 31,
	2020	2019	% Change	2020	2019	% Change
CTU	7,020	6,010	16.8%	24,200	23,100	4.8%
AIU (1)	4,610	5,370	-14.2%	16,000	12,700	26.0%
Total	11,630	11,380	2.2%	40,200	35,800	12.3%

_______________

(1)	AIU includes new and total student enrollments for the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of March 31, 2020.

CTU. Current quarter revenue increased by 6.7% or $6.5 million driven by new and total student enrollment growth as compared to the prior year quarter. For the quarter, CTU experienced positive new student enrollment growth of 16.8% and total student enrollment growth of 4.8% as compared to the prior year quarter. We believe this growth was driven by various operating initiatives and investments in student-serving functions and technology enhancements as well as improved student retention and supported by consistent levels of prospective student interest. Also contributing to the increase in student enrollments was growth within the corporate partnership program.

Current quarter operating income for CTU increased by 16.6% or $4.9 million as compared to the prior year quarter driven by the increase in revenue. Operating margins improved from 30.6% to 33.4% as a result of improved operating efficiencies partially offset with increased bad debt expense as well as ongoing investments in student-serving functions.

AIU. Current quarter revenue increased by 10.9% or $6.6 million driven by the Trident acquisition during the current quarter as well as positive enrollment trends. New student enrollments decreased 14.2% for the current quarter as compared to the prior year quarter as a result of the academic calendar which negatively impacted the number of enrollment days for the current quarter as compared to the prior year period. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter, and quarterly enrollment results can be significantly impacted by AIU’s academic calendar. Excluding the impact of the Trident acquisition, AIU’s new student enrollments would have decreased 22.9% in a quarter with 31% less enrollment days than the prior year quarter. There is a strong correlation between the number of new student enrollments and the number of enrollment days in any given quarter, and we therefore believe AIU’s first quarter new student enrollment results demonstrate organic growth year over year.

Current quarter operating income for AIU increased by 12.8% or $1.1 million as compared to the prior year quarter, driven primarily by revenue growth, which more than offset the increase in advertising, admissions and bad debt expenses during the current quarter.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter improved by 16.7% or $1.3 million as compared to the prior year quarter, primarily as a result of decreased expenses associated with our closed campuses partially offset with increased professional fees within Corporate.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 also includes a discussion of these and other significant accounting policies, along with Note 4 "Recent Accounting Pronouncements" in this Form 10-Q for accounting policies adopted during the current period.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2020, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $285.6 million. Restricted cash as of March 31, 2020 was approximately $4.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the purchase of substantially all the assets of Trident acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during 2020. The expectation is based upon, and subject to, the key assumptions and factors discussed above in this MD&A under the heading “2020 Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit agreement allows us to borrow up to a maximum amount of $50.0 million and is scheduled to mature on January 20, 2022. The credit agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and marketable securities in our domestic accounts with the bank of at least $50.0 million at all times. Amounts borrowed under the credit agreement are required to be 100% secured with deposits of cash and marketable securities with the bank. Under the credit agreement, the Company’s ability to make restricted payments, including payments in connection with an acquisition or a repurchase of shares of our common stock, is subject to aggregate limitations which vary during the term of the credit agreement. Taking into consideration restricted payments previously made by the Company during the term of the credit agreement and the estimated additional consideration to be paid for the Trident acquisition, the Company may make up to an additional $38.7 million of restricted payments through December 27, 2020. In addition, during this same period, the Company may also make up to an additional $61.1 million of restricted payments in connection with permitted acquisitions, subject to an aggregate cap of $125.0 million for acquisitions during the term of the credit agreement. Any restricted payments in excess of these permitted amounts would require consent of the applicable parties pursuant to the credit agreement.

We will continue to maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while prudently investing in organic growth projects at our universities, such as student-serving initiatives, and evaluating diverse strategies to enhance shareholder value, including share repurchases and acquisitions of quality educational institutions and programs. As we evaluate factors when making determinations regarding capital allocation, we will also consider the COVID-19 pandemic and its related impacts. Ultimately, our goal is to deploy resources in a way that drives long term shareholder value while supporting and enhancing the academic value of our institutions.

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program expires on December 31, 2021. As of March 31, 2020, the Company repurchased approximately 1.5 million shares for $21.2 million, of which approximately 1.3 million shares for $17.3 million were purchased during the first quarter of 2020. See Note 12 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for more information about this stock repurchase program.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University. The final purchase price for the acquisition, including post-closing purchase price and working capital adjustments, is expected to be approximately $44 million, based in part on Trident University’s preliminary financial results measured in terms of its revenue and EBITDA (as determined pursuant to the purchase agreement for the transaction) during the 12-month period ended December 31, 2019. The initial cash payment of $38.1 million was made on the date of acquisition. As mentioned above, approximately $4.0 million of this amount is held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the purchase agreement, and is reflected as restricted cash on our condensed consolidated balance sheet as of March 31, 2020. We expect to pay an additional estimated amount of $6.0 million, related to the final post-closing purchase price and working capital adjustments, upon finalization of the closing balance sheet, and this amount will be funded with the Company’s available cash balances.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to ED, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2020 and 2019, net cash flows provided by operating activities totaled $48.8 million and $12.9 million, respectively. The improvement in cash flow from operations as compared to the prior year quarter is primarily driven by the receipt of $39.3 million of Title IV funds during the current quarter that historically was received in the fourth quarter of the prior year as well as positive operating results at both universities.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the year ended December 31, 2019, approximately 79% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. For the quarter ended March 31, 2020, this percentage increased as a result of the timing of Title IV Program funds received in January 2020. This percentage differs from the Title IV percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

For further discussion of Title IV Program funding and alternative funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2020 and 2019, net cash flows used in investing activities totaled $97.9 million and $4.1 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $58.9 million and $3.6 million for the quarters ended March 31, 2020 and 2019, respectively.

Business acquisition. During the quarter ended March 31, 2020, the Company completed the Trident acquisition and made an initial payment of $38.1 million. See Note 3 “Business Acquisition” for further information.

Capital Expenditures. Capital expenditures increased to $1.0 million for the quarter ended March 31, 2020 as compared to $0.5 million for the quarter ended March 31, 2019. Capital expenditures represented less than 1.0% of total revenue for each of the quarters ended March 31, 2020 and 2019. For the full year 2020, we expect capital expenditures to be approximately 2% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2020 and 2019, net cash flows used in financing activities totaled $17.6 million and $2.4 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $0.7 million for the quarter ended March 31, 2020 and $2.5 million for the quarter ended March 31, 2019.

Repurchase of Stock. During the quarter ended March 31, 2020, we repurchased 1.3 million shares of our common stock for approximately $17.3 million at an average price of $13.48 per share. Repurchases of stock during the current quarter were funded by cash generated from operating activities and existing cash balances.

Credit Agreement. On December 27, 2018, we entered into a $50.0 million credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The revolving credit facility under the credit agreement is scheduled to mature on January 20, 2022. Amounts borrowed under the credit agreement are required to be 100% secured with cash and marketable securities with the bank. The credit agreement, which includes certain financial covenants, requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. As of March 31, 2020 we had no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the credit agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2019 to March 31, 2020 were as follows (dollars in thousands):

	March 31,	December 31,
	2020	2019	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$285,583	$294,175	-3%
Student receivables, net	32,573	55,018	-41%
NON-CURRENT ASSETS:
Goodwill	118,777	87,356	36%
Intangible assets, net	18,300	7,900	132%
Deferred income tax assets, net	50,701	60,169	-16%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	12,532	27,616	-55%
Deferred revenue	29,002	24,647	18%
NON-CURRENT LIABILITIES:
Other non-current liabilities	17,395	11,647	49%
STOCKHOLDERS' EQUITY
Treasury stock	(245,311)	(227,315)	8%

           Total cash and cash equivalents, restricted cash and short-term investments: The decrease is primarily driven by cash outflows related to the Trident acquisition, share repurchases, a legal settlement payment of $7.1 million related to the Oregon arbitrations, and the payment of annual and long-term incentive compensation, partially offset with cash received from Title IV Program funding and cash provided by operating activities.

Student receivables, net: The decrease is primarily due to receipt of $39.3 million for Title IV program funding during the current quarter that in the past would have been received in the prior year.

Goodwill: The increase in goodwill is attributable to the Trident acquisition.

Intangible assets, net: The increase in intangible assets is attributable to the Trident acquisition.

Deferred income tax assets, net: The decrease is driven by the usage of deferred tax assets associated with the offset of income taxes payable.

Accrued expenses - payroll and related benefits: The decrease is driven primarily by the payments during the first quarter of 2020 of annual incentive compensation.

Deferred revenue: The increase is primarily driven by the Trident acquisition.

           Other non-current liabilities: The increase is driven by an escrow liability of $4.0 million and a reserve of $1.9 million for potential loan discharges associated with the Trident acquisition.

          Treasury stock: The increase is driven primarily by the repurchase of the Company’s common stock during the first quarter of 2020 for approximately $17.3 million.

Contractual Obligations

As of March 31, 2020, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2020 (5)	2021	2022	2023 Through 2025	2026 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$8,989	$13,500	$12,769	$22,225	$15,068	$72,551
Closed campuses (3)	2,479	1,065	-	-	-	3,544
Total gross operating lease obligations	$11,468	$14,565	$12,769	$22,225	$15,068	$76,095

Sublease income (4)
Ongoing operations (2)	$609	$764	$777	$330	$-	$2,480
Closed campuses (3)	708	309	-	-	-	1,017
Total sublease income	$1,317	$1,073	$777	$330	$-	$3,497

Net operating lease obligations
Ongoing operations (2)	$8,380	$12,736	$11,992	$21,895	$15,068	$70,071
Closed campuses (3)	1,771	756	-	-	-	2,527
Total net contractual lease obligations	$10,151	$13,492	$11,992	$21,895	$15,068	$72,598

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include CTU, AIU and Corporate.
(3)	Amounts relate to closed campuses.
(4)	Amounts provided are for executed sublease arrangements.
(5)	Amounts provided are for liabilities as of March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk. We have no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available for sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we use asset managers who conduct initial and ongoing credit analysis on our investment portfolio and monitor that investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline.

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2020, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of March 31, 2020, we had no outstanding borrowings under this facility.

During the first quarter of 2020 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of March 31, 2020 and December 31, 2019. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings or to foreign currency fluctuations is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 9 “Contingencies” to our unaudited condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 19, 2020. Except for the risk factors below, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, their customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

We are closely monitoring the impact of COVID-19 on our educational institutions’ operations, including the impact on our students, employees and third-party service vendors. It is impossible to predict all of the effects and the ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving. We may in the future experience reduced student interest in our programs, whether due to funding constraints related to loss of employment, lack of interest in pursuing an education during a period of uncertainty or other reasons directly or indirectly related to the pandemic. Adverse economic circumstances may impact our current and prospective corporate partners, which could negatively impact current student enrollments and future growth at our institutions. The pandemic may also negatively impact collections of accounts receivable, whether due to an inability or unwillingness to make such payments.

We have transitioned almost all of our employees to remote work, as have a number of our third-party service vendors. This rapid transition to a remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and systems, and increased risk of phishing and other cybersecurity attacks, unauthorized dissemination of confidential information and social engineering attempts that seek to exploit the COVID-19 pandemic. If a natural disaster, power outage, connectivity issue or other event occurs that impacts the ability of employees to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a period of time, which could be substantial. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work.

Because of the size and breadth of the pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. As a result, there may be impacts on our business and results of operations that may be material and affect us in ways we do not foresee at this time. We therefore may have difficulty accurately forecasting our operating results. In addition, if we do not respond appropriately to the pandemic, or if students, regulators and the public do not perceive our response to be adequate, we could suffer damage to our reputation, which could adversely affect our business.

Moreover, the COVID-19 pandemic may also exacerbate many of the risks discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those related to failure to comply with the extensive regulatory requirements applicable to our business, revised laws and regulations relating to Title IV Programs, student loan cohort default rates (with respect to those students who first enter into student loan repayment during the federal fiscal year ending September 30, 2020 and the following years), the level of enrollments in our institutions, competition, technology, our ability to hire, train and retain personnel, our ability to successfully identify and integrate acquisitions, privacy and information security, and the trading price of our common stock.

As a result of any one or more of these risks, COVID-19 could materially and adversely impact our business and results of operations in the future.

A decision by the VA to disapprove student enrollments in our institutions for purposes of VA educational assistance programs could have a material negative impact on future student enrollments and could have other adverse consequences.

On March 9, 2020, the Company received a letter from the VA notifying us that if we fail to remedy the Company’s deficiency through corrective action, the VA will disapprove, for purposes of VA educational assistance programs, the enrollment of individuals not already enrolled in programs at our institutions. The letter from the VA does not identify any current matters but solely identifies as a deficiency matters alleged in connection with the previously settled inquiries by the FTC and the attorneys general of 48 states and the District of Columbia. If we are unable to demonstrate corrective action to the VA’s satisfaction, students enrolling at our institutions in the future will be unable to use educational assistance benefits administered by the VA.

Further, if the VA takes action to disapprove future enrollments in our institutions for purposes of VA educational assistance programs, the VA will refer the matter to a committee within the applicable VA regions for consideration which could lead to a discontinuance of VA educational assistance for current students enrolled at our institutions. As of March 31, 2020, approximately 10% and 12% of students at CTU and AIU, respectively, were using VA educational assistance benefits. These actions by the VA could also lead to a review of our institutions’ participation in other programs which provide educational assistance to other military personnel.

If any decision is made that reduces our institutions’ eligibility to participate in educational assistance programs benefitting veterans or other military personnel, our actions to appeal that decision may not be successful. In that event, we would experience a decline in student enrollments and revenue, which could be material, unless we are able to increase the number of students unaffiliated with the military who enroll in our programs. In addition, a reduction in our students’ receipt of education assistance for military personnel, including veterans, could have a negative impact on our ability to comply with the 90-10 Rule in future years if our efforts to implement measures intended to increase the percentage of our institutions’ cash basis revenue not attributable to Title IV Program funds are not successful.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. See Note 12 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2019				$46,120,484
January 1, 2020—January 31, 2020	-	$-	-	-
February 1, 2020—February 29, 2020	400,000	15.43	400,000	39,941,707
March 1, 2020—March 31, 2020	945,973	12.50	883,642	28,786,211
Total	1,345,973		1,283,642

(1)

Includes 26,622 and 35,709 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Company’s 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)	On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million which expires December 31, 2021.
Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	2020 Annual Incentive Program pursuant to the Career Education Corporation 2016 Incentive Compensation Plan	Exhibit 10.1 to our Form 8-K filed on March 11, 2020

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: May 7, 2020	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)