Form 10-Q
period 2020-06-30
PERDOCEO EDUCATION Corp
filed 2020-08-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of August 3, 2020: 69,130,749

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$91,536	$108,687
Restricted cash	4,000	-
Total cash, cash equivalents and restricted cash	95,536	108,687
Short-term investments	250,265	185,488
Total cash and cash equivalents, restricted cash and short-term investments	345,801	294,175
Student receivables, gross	72,666	84,874
Allowance for credit losses	(37,069)	(29,856)
Student receivables, net	35,597	55,018
Receivables, other	1,459	1,381
Prepaid expenses	9,843	7,299
Inventories	570	576
Other current assets	791	1,936
Total current assets	394,061	360,385

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $98,628 and $92,933 as of June 30, 2020 and December 31, 2019, respectively	28,335	26,006
Right of use asset, net	48,854	50,366
Goodwill	118,312	87,356
Intangible assets, net of amortization of $2,511 and $1,400 as of June 30, 2020 and December 31, 2019, respectively	17,189	7,900
Student receivables, gross	3,133	3,352
Allowance for credit losses	(1,975)	(2,108)
Student receivables, net	1,158	1,244
Deferred income tax assets, net	41,361	60,169
Other assets	5,829	5,720
TOTAL ASSETS	$655,099	$599,146
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$11,785	$11,784
Accounts payable	11,909	11,533
Accrued expenses:
Payroll and related benefits	16,334	27,616
Advertising and marketing costs	11,289	10,479
Income taxes	1,919	1,376
Other	18,656	16,378
Deferred revenue	38,538	24,647
Total current liabilities	110,430	103,813

NON-CURRENT LIABILITIES:
Lease liability-operating	48,675	52,391
Other liabilities	17,310	11,647
Total non-current liabilities	65,985	64,038

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 86,278,765 and 85,953,253 shares issued, 69,130,749 and 70,151,357 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	863	860
Additional paid-in capital	646,849	639,335
Accumulated other comprehensive income	941	344
Retained earnings	75,344	18,071
Treasury stock, at cost; 17,148,016 and 15,801,896 shares as of June 30, 2020 and December 31, 2019, respectively	(245,313)	(227,315)
Total stockholders' equity	478,684	431,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$655,099	$599,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands, Except Per Share Amount)	2020	2019	2020	2019
REVENUE:
Tuition and fees	$175,499	$155,779	$345,893	$313,007
Other	536	662	1,136	1,287
Total revenue	176,035	156,441	347,029	314,294

OPERATING EXPENSES:
Educational services and facilities	28,676	25,350	55,587	51,677
General and administrative	105,840	128,672	209,369	227,994
Depreciation and amortization	4,151	2,235	6,790	4,468
Asset impairment	-	-	612	-
Total operating expenses	138,667	156,257	272,358	284,139
Operating income	37,368	184	74,671	30,155

OTHER INCOME:
Interest income	1,011	1,592	2,498	3,032
Interest expense	(43)	(40)	(84)	(82)
Miscellaneous income	125	45	112	271
Total other income	1,093	1,597	2,526	3,221

PRETAX INCOME	38,461	1,781	77,197	33,376
Provision for income taxes	10,272	2,302	19,876	8,709
INCOME (LOSS) FROM CONTINUING OPERATIONS	28,189	(521)	57,321	24,667

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(22)	(38)	(48)	(435)

NET INCOME (LOSS)	28,167	(559)	57,273	24,232

NET INCOME (LOSS) PER SHARE - BASIC:
Income (loss) from continuing operations	$0.41	$(0.01)	$0.82	$0.35
Loss from discontinued operations	-	-	-	-
Net income (loss) per share	$0.41	$(0.01)	$0.82	$0.35

NET INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) from continuing operations	$0.40	$(0.01)	$0.80	$0.34
Loss from discontinued operations	-	-	-	-
Net income (loss) per share	$0.40	$(0.01)	$0.80	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,094	70,105	69,467	69,972
Diluted	70,900	70,105	71,350	71,782

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands)	2020	2019	2020	2019
NET INCOME (LOSS)	$28,167	$(559)	$57,273	$24,232
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	53	35	5	(17)
Unrealized gain on investments	1,431	371	592	770
Total other comprehensive income	1,484	406	597	753
COMPREHENSIVE INCOME (LOSS)	$29,651	$(153)	$57,870	$24,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, April 1, 2020	86,209	$862	(17,148)	$(245,311)	$642,958	$(543)	$47,177	$445,143
Net income	-	-	-	-	-	-	28,167	28,167
Foreign currency translation	-	-	-	-	-	53	-	53
Unrealized gain on investments	-	-	-	-	-	1,431	-	1,431
Share-based compensation expense	-	-	-	-	3,291	-	-	3,291
Common stock issued	70	1	-	(2)	600	-	-	599
BALANCE, June 30, 2020	86,279	$863	(17,148)	$(245,313)	$646,849	$941	$75,344	$478,684

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, April 1, 2019	85,659	$857	(15,556)	$(223,232)	$629,768	$49	$(27,120)	$380,322
Net loss	-	-	-	-	-	-	(559)	(559)
Foreign currency translation	-	-	-	-	-	35	-	35
Unrealized gain on investments	-	-	-	-	-	371	-	371
Share-based compensation expense	-	-	-	-	1,037	-	-	1,037
Common stock issued	9	-	(2)	(31)	73	-	-	42
BALANCE, June 30, 2019	85,668	$857	(15,558)	$(223,263)	$630,878	$455	$(27,679)	$381,248

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2020	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	57,273	57,273
Foreign currency translation	-	-	-	-	-	5	-	5
Unrealized gain on investments	-	-	-	-	-	592	-	592
Treasury stock purchased	-	-	(1,284)	(17,309)	-	-	-	(17,309)
Share-based compensation expense	-	-	-	-	6,503	-	-	6,503
Common stock issued	326	3	(62)	(689)	1,011	-	-	325
BALANCE, June 30, 2020	86,279	$863	(17,148)	$(245,313)	$646,849	$941	$75,344	$478,684

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, January 1, 2019	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	24,232	24,232
Foreign currency translation	-	-	-	-	-	(17)	-	(17)
Unrealized gain on investments	-	-	-	-	-	770	-	770
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Share-based compensation expense	-	-	-	-	2,406	-	-	2,406
Common stock issued	494	5	(157)	(2,563)	177	-	-	(2,381)
BALANCE, June 30, 2019	85,668	$857	(15,558)	$(223,263)	$630,878	$455	$(27,679)	$381,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Year to Date Ended June 30,
(In Thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,273	$24,232
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	612	-
Depreciation and amortization expense	6,790	4,468
Bad debt expense	25,187	23,141
Compensation expense related to share-based awards	6,503	2,406
Deferred income taxes	19,262	9,213
Changes in operating assets and liabilities	(6,263)	(10,046)
Net cash provided by operating activities	109,364	53,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(209,846)	(296,666)
Sales of available-for-sale investments	145,819	265,743
Purchases of property and equipment	(3,439)	(1,408)
Business acquisition	(38,065)	-
Other	-	9
Net cash used in investing activities	(105,531)	(32,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,014	180
Purchase of treasury stock	(17,309)	-
Payments of employee tax associated with stock compensation	(689)	(2,562)
Net cash used in financing activities	(16,984)	(2,382)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,151)	18,710
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	108,687	32,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$95,536	$51,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our two regionally accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities offer students industry-relevant and career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

On the date of acquisition, the Company made a cash payment of $38.1 million for the Trident University assets. Pursuant to the purchase agreement, $4.0 million of this payment was set aside in an escrow account to secure indemnification obligations of the seller after closing and is reflected as restricted cash on our condensed consolidated balance sheets. A subsequent cash payment of $5.7 million was made to the seller during July 2020 after finalization of Trident University’s results measured in terms of its revenue and EBITDA (as determined pursuant to the purchase agreement for the transaction) during the 12-month period ended December 31, 2019 and a final working capital adjustment calculated pursuant to the purchase agreement. The initial payment and the post-closing payment were fully funded with the Company’s available cash balances generated from operating activities.

The purchase price of $43.8 million was allocated to preliminary estimated fair values of acquired tangible and identifiable intangible assets of $53.1 million and assumed liabilities of $9.3 million as of March 2, 2020. Intangible assets acquired include a trade name with a fair value of $1.0 million and student relationships and course curriculum with an aggregate fair value of $9.4 million. Based on our preliminary purchase price allocation, we have recorded goodwill of $31.0 million. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes. Subsequent adjustments may be made to the purchase price allocation once finalized.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of March 2, 2020 (dollars in thousands):

March 2, 2020
Assets:
Student receivables, net	$6,212
Other current assets	912
Property and equipment	3,932
Intangible assets subject to amortization
Trade name (useful life of 5 years)	1,000
Student relationships (useful life of 3 years)	8,000
Course curriculum (useful life of 3 years)	1,400
Goodwill	30,956
Deferred tax asset	454
Other non-current assets	270
Total assets acquired	$53,136
Liabilities:
Accounts payable and other accrued liabilities	$2,622
Deferred revenue	4,749
Loan discharge reserve	1,900
Other long-term liabilities	46
Total liabilities assumed	$9,317

Net assets acquired	$43,819

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2020

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. For all entities, ASU 2020-04 is effective as of March 22, 2020 through December 22, 2022. We have evaluated and adopted this guidance effective March 22, 2020. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,538	$2	$-	$1,540
Non-governmental debt securities	219,215	975	(37)	220,153
Treasury and federal agencies	28,525	49	(2)	28,572
Total short-term investments (available for sale)	$249,278	$1,026	$(39)	$250,265

	December 31, 2019
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,361	$3	$-	$1,364
Non-governmental debt securities	165,423	433	(37)	165,819
Treasury and federal agencies	18,307	7	(9)	18,305
Total short-term investments (available for sale)	$185,091	$443	$(46)	$185,488

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

As of June 30, 2020, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of June 30, 2020 and December 31, 2019.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of June 30, 2020, our investment in an equity affiliate equated to a 30.7%, or $2.8 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During each of the quarters and years to date ended June 30, 2020 and 2019, we recorded approximately $0.1 million of gain for each respective period, related to our proportionate investment in CCKF within miscellaneous income on our unaudited condensed consolidated statements of income (loss).

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid during the quarters and years to date ended June 30, 2020 and 2019 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2020 (1)	$-
For the quarter ended June 30, 2019	$359
For the year to date ended June 30, 2020 (1)	$1,443
For the year to date ended June 30, 2019	$707

________________________

(1)During the first quarter of 2020, the Company prepaid approximately $1.4 million of maintenance payments, of which approximately $0.4 million and $0.8 million was recognized as expense for the quarter and year to date ended June 30, 2020, respectively.

Credit Agreement

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A., in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. As of June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the revolving credit facility.

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended June 30, 2020 and 2019 (dollars in thousands):

	For the Quarter Ended June 30, 2020				For the Quarter Ended June 30, 2019
	CTU	AIU (3)	Corporate and Other(4)	Total	CTU	AIU	Corporate and Other(4)	Total
Tuition	$94,204	$73,004	$-	$167,208	$90,903	$57,341	$-	$148,244
Technology fees	5,162	2,633	-	7,795	4,590	2,391	-	6,981
Other miscellaneous fees(1)	323	173	-	496	463	91	-	554
Total tuition and fees	99,689	75,810	-	175,499	95,956	59,823	-	155,779
Other revenue(2)	504	25	7	536	599	50	13	662
Total revenue	$100,193	$75,835	$7	$176,035	$96,555	$59,873	$13	$156,441

	For the Year to Date Ended June 30, 2020				For the Year to Date Ended June 30, 2019
	CTU	AIU (3)	Corporate and Other(4)	Total	CTU	AIU	Corporate and Other(4)	Total
Tuition	$191,755	$137,549	$-	$329,304	$183,521	$115,571	$-	$299,092
Technology fees	10,282	5,290	-	15,572	8,039	4,769	-	12,808
Other miscellaneous fees(1)	695	322	-	1,017	887	220	-	1,107
Total tuition and fees	202,732	143,161	-	345,893	192,447	120,560	-	313,007
Other revenue(2)	1,049	70	17	1,136	1,165	92	30	1,287
Total revenue	$203,781	$143,231	$17	$347,029	$193,612	$120,652	$30	$314,294

__________________

(1)	Other miscellaneous fees include student activity fees and graduation fees.
(2)	Other revenue primarily includes contract training revenue and bookstore sales.

(3)  AIU includes revenue related to the Trident acquisition commencing on the March 2, 2020 date of acquisition.

(4)	Revenue recorded within Corporate and Other relates to certain bookstore sales and closed campuses which are now reported within this category.

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

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by institution and program. Academic terms are determined by start dates, which vary by institution and program and are generally 8 - 12 weeks in length.

Contract Assets

For each term, the portion of tuition and fee payments received from students but not yet earned is recorded as deferred revenue and reported as a current liability on our condensed consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount charged for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our condensed consolidated balance sheets. For AIU’s Trident programs, students are billed as they register for courses, including courses related to future terms. Any billings for future terms would meet the definition of a contract asset as we do not have the unconditional right to receive payment as the academic term has not yet started. Contract assets related to future terms are offset against the deferred revenue associated with the respective future term.

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

The amount of contract assets which are being offset with deferred revenue balances as of June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	As of
	June 30, 2020	December 31, 2019
Gross deferred revenue	$67,817	$63,204
Gross contract assets	(29,279)	(38,557)
Deferred revenue, net	$38,538	$24,647

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2020			For the Quarter Ended June 30, 2019
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, April 1	$27,986	$28,934	$56,920	$25,901	$10,180	$36,081
Revenue earned from prior balances	(25,238)	(22,929)	(48,167)	(23,679)	(8,860)	(32,539)
Billings during period(1)	99,464	86,343	185,807	95,424	69,368	164,792
Revenue earned for new billings during the period	(74,451)	(52,881)	(127,332)	(72,277)	(50,963)	(123,240)
Other adjustments	331	258	589	456	251	707
Gross deferred revenue, June 30	$28,092	$39,725	$67,817	$25,825	$19,976	$45,801

	For the Year to Date Ended June 30, 2020			For the Year to Date Ended June 30, 2019
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, January 1	$27,845	$35,359	$63,204	$24,250	$27,444	$51,694
Business acquisition, beginning balance	-	13,395	13,395	-	-	-
Revenue earned from prior balances	(24,367)	(39,533)	(63,900)	(22,335)	(21,785)	(44,120)
Billings during period(1)	202,508	132,991	335,499	192,940	112,401	305,341
Revenue earned for new billings during the period	(178,365)	(103,628)	(281,993)	(170,112)	(98,775)	(268,887)
Other adjustments	471	1,141	1,612	1,082	691	1,773
Gross deferred revenue, June 30	$28,092	$39,725	$67,817	$25,825	$19,976	$45,801

______________

1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount $1.2 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.3 million of revenue for each of the quarters ended June 30, 2020 and 2019, and $0.6 million and $0.5 million for the years to date ended June 30, 2020 and 2019, respectively, for payments received from withdrawn students.

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

Student Receivables Under Extended Payment Plans

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.2 million each.

Student Receivables Valuation Allowance

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current receivables allowance related to our student receivable portfolio in accordance with the guidance effective January 1, 2020 under ASU 2016-13 for the quarters and years to date ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$36,095	$27,929	$31,964	$24,836
Beginning balance related to business acquisition	-	-	2,174	-
Provision for credit losses	12,325	11,432	25,187	23,154
Amounts written-off	(10,133)	(9,187)	(21,734)	(18,686)
Recoveries	757	556	1,453	1,426
Balance, end of period	$39,044	$30,730	$39,044	$30,730

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended June 30, 2020	For the Year to Date Ended June 30, 2020
Lease expenses (1)
Fixed lease expenses - operating	$3,116	$6,264
Variable lease expenses - operating	650	2,565
Sublease income	(563)	(1,351)
Total lease expenses	$3,203	$7,478

Other information
Gross operating cash flows for operating leases (2)	$(5,930)	$(12,120)
Operating cash flows from subleases (2)	$558	$1,234

	For the Quarter Ended June 30, 2019	For the Year to Date Ended June 30, 2019
Lease expenses (1)
Fixed lease expenses - operating	$3,335	$6,705
Variable lease expenses - operating	2,248	4,634
Sublease income	(1,149)	(2,257)
Total lease expenses	$4,434	$9,082

Other information
Gross operating cash flows for operating leases (2)	$(8,003)	$(18,103)
Operating cash flows from subleases (2)	$1,055	$2,305

	As of June 30, 2020	As of June 30, 2019
Weighted average remaining lease term (in months) – operating leases	73	70
Weighted average discount rate – operating leases	5.0%	5.4%

__________________

(1)

Lease expense and sublease income represent the amount recorded within our unaudited condensed consolidated statements of income (loss). Variable lease amounts represent expenses recognized as incurred which are not included in the lease liability. Fixed lease expenses and sublease income are recorded on a straight-line basis over the lease term and therefore are not necessarily representative of cash payments during the same period.

(2)	Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

Subleases

For certain of our leased locations, primarily those related to our closed campuses, we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have six subleases within five leased facilities with terms ranging from one to three years. We have recognized sublease income of $0.6 million and $1.1 million for the quarters ended June 30, 2020 and 2019, respectively, and $1.4 million and $2.3 million for the years to date ended June 30, 2020 and 2019, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income (loss).

During the year to date ended June 30, 2020, we recorded $0.6 million of asset impairment related to one of our previously vacated facilities as a result of non-payment from the sub-lessee. We determined that the right of use asset carrying value was not recoverable through the end of the lease for this facility.

9. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.0 million and $7.3 million at June 30, 2020 and December 31, 2019, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2020	2019	2020	2019
Pretax income	$38,461	$1,781	$77,197	$33,376
Provision for income taxes	$10,272	$2,302	$19,876	$8,709
Effective rate	26.7%	129.3%	25.7%	26.1%

As of December 31, 2019, a valuation allowance of $45.0 million was maintained with respect to our foreign tax credits and state net operating losses. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $45.0 million valuation allowance against our foreign tax credits and state net operating losses as of June 30, 2020.

The effective tax rate for the quarter and year to date ended June 30, 2020 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items increased the effective tax rate for the quarter by 0.3% and decreased the year to date rate by 0.8%. The effective tax rate for the quarter and year to date ended June 30, 2019 was primarily impacted by a $2.4 million unfavorable adjustment related to the partial non-deductibility of a settlement with the U.S. Federal Trade Commission, which increased the effective tax rate for the quarter and year to date by 132.5% and 7.1%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2019 also includes a $0.5 million net benefit associated with the results of a Florida income tax audit covering the years ended December 31, 2014 through December 31, 2016, which decreased the effective tax rate by 28.2% and 1.5%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.4 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2020 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2020, we had accrued $1.7 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

11. SHARE-BASED COMPENSATION

Overview

The Company’s 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by stockholders in May 2016. Under the 2016 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. The vesting of all types of awards is subject to possible acceleration in certain circumstances. If a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested awards is generally forfeited.

Restricted Stock Units

For the quarter and year to date ended June 30, 2020, the Company granted less than 0.1 million and 0.3 million of restricted stock units to be settled in shares of stock which are not “performance-based” with a grant-date fair value of approximately $0.9 million and $4.4 million, respectively, compared to no restricted stock units granted during the quarter and year to date ended June 30, 2019. Additionally, during the year to date ended June 30, 2020, the Company granted less than 0.3 million of restricted stock units to be settled in shares of stock which are “performance-based” with a grant-date fair value of approximately $3.9 million, compared to no performance-based restricted stock units during the prior year period. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met. Awards pursuant to the 2016 Plan are typically granted annually to eligible employees during the first quarter of each year; however, in 2019, these awards were deferred until August 2019.

Stock Options

There were no stock options granted in the quarters and years to date ended June 30, 2020 and 2019.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters and years to date ended June 30, 2020 and 2019 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2020	2019	2020	2019
Stock options	$293	$409	$698	$860
Restricted stock units settled in stock	2,994	623	5,797	1,538
Restricted stock units settled in cash	-	446	(240)	1,437
Total share-based compensation expense	$3,287	$1,478	$6,255	$3,835

As of June 30, 2020, we estimate that compensation expense of approximately $28.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During 2020, we repurchased 1.3 million shares of our common stock for approximately $17.3 million at an average price of $13.48 per share. As of June 30, 2020, approximately $28.8 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations. During the quarter ended June 30, 2020, the Company did not repurchase any shares of common stock.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to ended June 30, 2020 and 2019 were as follows (shares in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2020	2019 (1)	2020	2019
Basic common shares outstanding	69,094	70,105	69,467	69,972
Common stock equivalents	1,806	-	1,883	1,810
Diluted common shares outstanding	70,900	70,105	71,350	71,782

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

For the quarter ended June 30, 2020 and the years to date ended June 30, 2020 and 2019, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.6 million for the quarter ended June 30, 2020 and 0.6 million and 0.7 million shares for the years to date ended June 30, 2020 and 2019, respectively.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of a postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our strategic plan. As of June 30, 2020, our two segments are:

♦

Colorado Technical University’s (CTU) mission is to provide industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU places a strong focus on providing degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce. This university offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2020, students enrolled at CTU represented approximately 58% of our total enrollments. Approximately 94% of CTU’s students are enrolled in programs offered fully online. In March 2020, CTU’s campus-based and blended-format students also began pursuing their education solely through CTU’s online platform as a result of the COVID-19 pandemic.

♦

American InterContinental University’s (AIU) mission is to provide for the varying educational needs of a career-oriented, culturally diverse and geographically dispersed student body with the goal of preparing students academically, personally and professionally. AIU focuses on helping busy non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. AIU now also includes results of operations and student enrollments related to the Trident acquisition commencing on the March 2, 2020 date of acquisition. As of June 30, 2020, students enrolled at AIU represented approximately 42% of our total enrollments. Approximately 97% of AIU’s students are enrolled in programs offered fully online. In March 2020, AIU’s campus-based and blended-format students also began pursuing their education solely through AIU’s online platform as a result of the COVID-19 pandemic.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,

	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
CTU	$100,193	56.9%	$96,555	61.7%	$33,076	$12,113
AIU (1)	75,835	43.1%	59,873	38.3%	10,476	(4,217)
Total University Group	176,028	100.0%	156,428	100.0%	43,552	7,896
Corporate and Other (2)	7	NM	13	NM	(6,184)	(7,712)
Total	$176,035	100.0%	$156,441	100.0%	$37,368	$184

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
CTU	$203,781	58.7%	$193,612	61.6%	$67,695	$41,804
AIU (1)	143,231	41.3%	120,652	38.4%	19,852	4,095
Total University Group	347,012	100.0%	314,264	100.0%	87,547	45,899
Corporate and Other (2)	17	NM	30	0.0%	(12,876)	(15,744)
Total	$347,029	100.0%	$314,294	100.0%	$74,671	$30,155

	Total Assets as of (3)
	June 30, 2020	December 31, 2019
CTU	$97,489	$100,414
AIU (1)	142,282	104,747
Total University Group	239,771	205,161
Corporate and Other (2)	415,247	393,904
Discontinued Operations	81	81
Total	$655,099	$599,146

(1)	AIU results of operations and total assets include the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of June 30, 2020.
(2)	Corporate and Other includes results of operations and total assets for closed campuses.
(3)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the operating impact of the settlements with the U.S. Federal Trade Commission (“FTC”) and state attorneys general;
•	the success of our initiatives to improve student experiences, retention and academic outcomes;
•	the ability of our student admissions and advising functions to achieve anticipated operating performance;
•	our continued eligibility to participate in educational assistance programs for veterans and other military personnel;
•	the impact of the COVID-19 pandemic;
•	difficulties with integrating the assets of Trident University International into AIU’s operations;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

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

OVERVIEW

Our academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our two regionally accredited universities – Colorado Technical University (“CTU”) and American InterContinental University (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Both universities offer students industry-relevant and career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

In 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”), a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the scope of the state licensure, accreditation and Department of Education approval of AIU, with Trident University relinquishing its accreditor and Department approvals. Trident University’s programs are now offered by AIU under the “Trident” name. The combined institution continues to serve existing and future students with a broader range of program offerings and resources.

Regulatory Environment and Political Uncertainty

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, ED, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Perdoceo, in existing tuition assistance programs. Most recently, in March 2020, we received a letter from the Committee on Education and Labor of the U.S. House of Representatives requesting information in order to better understand Perdoceo’s compliance with the 90-10 Rule, which we have responded to.

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

2020 Second Quarter Overview

The second quarter of 2020 (“current quarter”) reflected continued positive financial results with revenue and operating income increasing as compared to the prior year quarter. The financial results for the second quarter of 2020 were benefitted by the Trident acquisition in the current year as well as growth in student enrollments for the current quarter as compared to the prior year quarter. We continued to execute against our objective of sustainable and responsible growth while remaining focused on delivering quality academic outcomes for our students.

During the quarter, we continued to operate in a remote environment as a result of the COVID-19 pandemic with all of our students taking classes online and our employees working remote, supported by our scalable and innovative technology infrastructure. The health and well-being of our students, employees and communities remain our top priority. For the current quarter we did not have a material impact on our operating results as a result of the COVID-19 pandemic but we continue to monitor the impact of the pandemic on our business processes and operating results. We discuss matters relating to the COVID-19 pandemic below under the heading “COVID-19 Pandemic.”

During the first quarter of 2020, we completed the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”). During the second quarter of 2020 we have continued our efforts to integrate Trident’s unique academic programs along with its students, faculty and staff into AIU’s operations. Trident’s unique academic model and its masters and doctoral programs will continue within AIU providing a diversification of educational learning models and programs to better serve students’ needs. Trident students and faculty, now a part of AIU, will also benefit over time from AIU’s technology investments and operations support.

For the second quarter of 2020, we experienced an increase in total student enrollments of 20.1% as of June 30, 2020 as compared to June 30, 2019 and an increase in new student enrollments of 45.3% for the current quarter as compared to the prior year quarter. This enrollment growth was supported by consistent levels of prospective student interest that were well served by our student enrollment processes. We believe our continued focus on student experiences, retention and academic outcomes, including the technology investments we have made, have contributed to this positive total student enrollment growth, in addition to the Trident acquisition.

New student enrollments within CTU increased 4.5% for the current quarter as compared to the prior year quarter, contributing to total student enrollment growth of 4.0% as of June 30, 2020 as compared to June 30, 2019. This enrollment growth was supported by our investments in technology and student-serving functions which continue to enable our admissions, financial aid and advising staff to support our students effectively throughout the enrollment, orientation and learning processes. Additionally, our faculty and advising teams further increased their student outreach efforts by optimizing faculty scheduling and focusing on the needs of students participating in beginning general education courses. CTU’s mobile app continues to be widely used and we are making investments in technology that use predictive analytics allowing further customization of our student engagement process that we believe will improve student experiences and ultimately academic outcomes. Lastly, CTU continues to focus on its corporate partnership program, and an increase in student enrollments from corporate partnerships contributed to the increase in total student enrollments as of June 30, 2020.

Total student enrollments for AIU increased by 52.7% as of June 30, 2020 as compared to June 30, 2019 as a result of the Trident acquisition and underlying organic growth in new student enrollments for the current year to date as compared to the prior year to date. New student enrollments increased 118.8% for the current quarter as compared to the prior year quarter. The new student enrollment growth for the current quarter was positively impacted by several factors, including, the Trident acquisition, approximately 50% more enrollment days for the current quarter as compared to the prior year quarter and underlying organic growth. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter, and AIU’s quarterly enrollment results can be significantly impacted by AIU’s academic calendar. AIU’s non-acquisition related enrollment growth was well served by AIU’s student support teams which are centered on student engagement across the entire student life cycle, from enrolling and orientation to ongoing learning and graduation. Additionally, our investments in technology are enabling AIU’s student support teams to provide enhanced support to our students through customized student enrollment and outreach.

Financial Highlights

Revenue for the current quarter increased $19.6 million or 12.5% as compared to the prior year quarter, reflecting revenue growth at both universities as a result of the positive enrollment results discussed above and, for AIU, the Trident acquisition. Operating income for the current quarter increased to $37.4 million as compared to operating income of $0.2 million for the prior year quarter. This improvement was primarily driven by reduced legal settlements within the current quarter as compared to the prior year quarter. The prior year quarter results included $30.0 million of expense related to the FTC settlement as compared to no significant legal settlements during the current quarter. Excluding the impact of the legal settlement, the operating income improvement reflects the revenue growth at CTU and AIU and reduced operating losses within Corporate and Other as well as pandemic-related savings associated with reduced employee health insurance expenses, occupancy-related expenses, travel and events, partially offset with increased expenses relating to marketing as well as student-serving functions, costs associated with compliance and monitoring efforts and legal expenses related to the recently resolved VA matter. Lastly, we reported cash provided by operations for the current year to date of $109.4 million as compared to cash provided by operations of $53.4 million in the prior year to date. The current year to date cash provided by operations was driven by the positive operating results at both universities and timing of Title IV Program funds received in January 2020, partially offset with a settlement payment related to the Oregon arbitrations matter and annual and long-term incentive compensation payments.

Revenue within our CTU segment increased $3.6 million or 3.8% for the current quarter as compared to the prior year quarter reflecting the increase in new and total student enrollments. Operating income for CTU increased to $33.1 million for the current quarter as compared to operating income of $12.1 million in the prior year quarter driven by decreased legal settlements in the current quarter as compared to the prior year quarter which contained $18.6 million of legal settlement expenses for the FTC matter. Increased expenses relating to marketing and student-serving functions were partially offset with operating efficiencies across various administrative functions as well as reduced expenses associated with pandemic-related savings.

Revenue within our AIU segment increased $16.0 million or 26.7% for the current quarter as compared to the prior year quarter reflecting the Trident acquisition as well as underlying organic growth in new and total student enrollments. Operating income for AIU increased to $10.5 million for the current quarter as compared to an operating loss of $4.2 million in the prior year quarter driven by decreased legal settlements in the current quarter as compared to the prior year quarter which contained $11.4 million of legal settlement expenses for the FTC matter. AIU continues to focus on achieving operating efficiencies across various administrative processes and experienced reduced expenses associated with pandemic-related savings while marketing expenses increased during the current quarter as compared to the prior year quarter.

Within our Corporate and Other category, operating loss of $6.2 million improved by $1.5 million or 19.8% compared to the prior year quarter driven by reduced operating losses associated with our closed campuses.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $41.7 million for the current quarter as compared to $32.8 million in the prior year quarter with the improvement primarily driven by revenue gowth at both universities along with pandemic related cost savings partially offset with increased expenses related to student-serving functions and marketing, costs associated with compliance and monitoring efforts and legal expenses related to the recently resolved VA matter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended June 30, 2020 and 2019 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		ACTUAL
	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Operating Income	2020 (7)	2019	2020 (7)	2019
Total Company
Operating income	$37,368	$184	$74,671	$30,155
Depreciation and amortization	4,151	2,235	6,790	4,468
Asset impairment (1)	-	-	612	-
Lease expenses for vacated space (2)	202	392	419	1,158
Significant legal settlements (3)	-	30,000	-	30,000
Adjusted Operating Income -- Total Company	$41,721	$32,811	$82,492	$65,781

	ACTUAL		ACTUAL
	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Earnings Per Diluted Share	2020 (7)	2019	2020 (7)	2019
Total Company
Reported Earnings Per Diluted Share	$0.40	$(0.01)	$0.80	$0.34
Pre-tax adjustments included in operating expenses:
Amortization (4)	0.02	-	0.02	-
Asset impairment (1)	-	-	0.01	-
Lease expenses for vacated space (2)	-	0.01	0.01	0.02
Significant legal settlements (3)	-	0.41	-	0.41
Total pre-tax adjustments	$0.02	$0.42	$0.04	$0.43
Tax effect of adjustments (5)	(0.01)	(0.02)	(0.02)	(0.03)
Tax effect of change in settlement deductibility (6)	-	(0.05)	-	(0.05)
Total adjustments after tax	0.01	0.35	0.02	0.35
Adjusted Earnings Per Diluted Share -- Total Company	$0.41	$0.34	$0.82	$0.69

_________________

(1)	Asset impairment relates to a right of use asset for one of our vacated facilities for which the sublease income was deemed no longer recoverable.
(2)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income for our closed campuses.
(3)	Significant legal settlements relate to the FTC matter recorded during 2019.
(4)	Amortization amounts relate to definite-lived intangible assets associated with the Trident acquisition.
(5)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

(6)

A legal settlement of $30.0 million related to the FTC matter was an adjustment from operating income during the second quarter of 2019 to calculate adjusted operating income. However, only $6.7 million of this adjustment met the criteria for tax deductibility during the second quarter of 2019. During the fourth quarter of 2019, an additional $23.0 million related to the FTC settlement met the criteria to be deductible for tax purposes. This amount was previously considered a non-deductible permanent item for tax purposes through September 30, 2019. As a result, the tax benefit of the change in deductibility for the $23.0 million, reflected during the fourth quarter of 2019 has been adjusted to fully reflect the proportional impact of the tax non-deductibility on the second and third quarters of 2019. The impact of the non-deductibility was not proportionally reflected in the originally reported adjusted earnings per diluted share for the second and third quarters of 2019 which would have decreased by $0.05 and increased by $0.02, respectively. The second quarter and year to date 2019 now reflect this adjustment. For the full year 2019, approximately $29.7 million was considered deductible for tax purposes. The quarterly reversals and adjustments of the proportional impacts of the non-deductibility had no effect for the full year 2019.

(7)	2020 results include the Trident acquisition commencing on the March 2, 2020 date of acquisition.

COVID-19 Pandemic

The COVID-19 pandemic has impacted economies and various industries worldwide in 2020. The analysis of the overall impact of COVID-19 on various businesses, markets and economies continues to be assessed as this pandemic is unprecedented during our recent history. We are closely monitoring the impact of COVID-19 on our educational institutions’ operations, including the impact on our students, employees and third-party service vendors. While we have not experienced any material disruptions to date, it is impossible to predict all of the effects and the ultimate impact that COVID-19 may have on our business and results of operations due to uncertainties, including the severity and duration of the outbreak, governmental, regulatory, business or other actions, the effect on our students, impacts on our third-party service vendors and current and potential corporate partners, and other changes to our operations as a result of COVID-19.

The health and well-being of our workforce and our ability to continue to serve students is vital to our operations. In response to the stay at home order issued during the first quarter across multiple states and counties, we were able to respond quickly by providing our employees the necessary tools to work remotely. Our employees have continued to efficiently and effectively serve our students remotely throughout the second quarter. Additionally, we continue to provide our employees with support and resources during this critical time so that they have the tools and information they need to continue supporting our students. Our benefit programs provide support for employees during the COVID-19 pandemic and leaves are also available to eligible employees through the Family Medical Leave Act (FMLA), the Americans with Disabilities Act (ADA), other applicable state leave laws and/or the Company’s short-term disability, long-term disability or personal leave benefits.

Students who are enrolled at our campus-based locations continue to take classes virtually utilizing our online platform and are proceeding with their academic studies with no major disruption to the level of service they are used to experiencing from our institutions and support staff. In certain cases, related to degree programs which require students to complete laboratory or similar tasks, we have arranged for access to the campus for students in these programs. Costs related to maintaining our workforce in a remote environment and continuing to educate our campus-based students via our online platform have thus far not been material to our operating results.

Our strong balance sheet continues to provide us with the financial stability and flexibility to operate during these unprecedented times. While we have not experienced any significant impacts to our operating results to date, the future impacts of a potential worsening of global economic conditions and the disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, the future impacts that COVID-19 may have on our students, employees, third-party service vendors and corporate partners are unknown; however, any material effect on these parties could adversely impact us. See Part II, Item 1A, “Risk Factors - The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business and results of operations,” in this Quarterly Report on Form 10-Q.

Regulatory Updates

VA Letter. As previously disclosed, on March 9, 2020, the Company received a letter from the U.S. Department of Veterans Affairs (the “VA”) notifying the Company that if it fails to remedy its deficiency through corrective action, the VA will disapprove, for purposes of VA educational assistance programs, the enrollment of individuals not already enrolled in programs at the Company’s institutions. The Company provided detailed responses to the VA, including information about its current compliance processes which incorporate enhanced operational and compliance commitments made in agreements with the FTC and multiple state attorneys general. The enrollment of individuals in programs at the Company’s institutions was not suspended by the VA during the period of its review. On July 2, 2020, the VA notified the Company that this matter has been satisfactorily resolved and that the VA will continue the approval of enrollments for new students.

Borrower Defense to Repayment Regulations. On October 28, 2016, ED adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” regulations. ED initially delayed the effective date of these regulations; however, after a successful legal challenge against the delay, ED published guidance to institutions on March 15, 2019 regarding how to implement the 2016 regulations while noting that a new set of regulations was forthcoming. On September 23, 2019, ED published new final “borrower defense to repayment” regulations that became effective on July 1, 2020. The new 2019 final borrower defense to repayment regulations include a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020. Although the U.S. House of Representatives and Senate voted to approve a resolution under the Congressional Review Act to disapprove of the 2019 final borrower defense to repayment regulations, President Trump subsequently vetoed this resolution. An attempt to override the President’s veto in the U.S. House of Representatives was unsuccessful. As a result, the 2019 borrower defense to repayment regulations are now effective. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ‘Borrower defense to repayment’ regulations, including closed school discharges, may subject us to significant repayment liability to ED for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information about the borrower defense to repayment regulations and the risks associated therewith.

2020 Outlook

We are providing the following outlook, subject to the key assumptions identified below. Please see the GAAP to non-GAAP reconciliation for adjusted operating income and adjusted earnings per diluted share below for further details.

The outlook reflects our expectation of achieving growth in new and total student enrollments at both universities for the full year 2020. Further, for the third quarter of 2020, we expect growth in new student enrollments as compared to the prior year quarter for both universities, with the number of AIU’s enrollment days for the third and fourth quarters of 2020 relatively comparable to the respective prior year periods.

•	Full year 2020 – total company:
o	Operating income in the range of $135.0 million to $139.0 million
o	Adjusted operating income in the range of $151.0 million to $155.0 million
o	Earnings per diluted share in the range of $1.44 to $1.48
o	Adjusted earnings per diluted share in the range of $1.48 to $1.52
•	Third quarter 2020 – total company:
o	Operating income in the range of $31.0 to $32.0 million
o	Adjusted operating income in the range of $35.0 million to $36.0 million
o	Earnings per diluted share in the range of $0.33 to $0.34
o	Adjusted earnings per diluted share in the range of $0.34 to $0.35

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending September 30,		For the Year Ending December 31,
(Dollars In Thousands, unless otherwise noted)	2020 (7)	2019	2020 (7)	2019
Total Company:
Operating income	$31.0M- $32.0M	$24,294	$135.0M- $139.0M	$86,462
Depreciation and amortization (1)	3.8M	2,284	14.5M	9,145
Asset impairment (2)	-	-	0.6M	-
Lease expenses for vacated space (3)	0.2M	295	0.9M	1,630
Significant legal settlements (4)	-	7,100	-	37,100
Adjusted Operating Income	$35.0M - $36.0M	$33,973	$151.0M - $155.0M	$134,337

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending September 30,		For the Year Ending December 31,
	2020 (7)	2019	2020 (7)	2019
Total Company:
Reported Earnings Per Diluted Share	$0.33 - $0.34	$0.25	$1.44 - $1.48	$0.97

Pre-tax adjustments included in operating expenses:
Amortization (1)	0.01	-	0.04	-
Asset impairment (2)	-	-	0.01	-
Lease expenses for vacated space (3)	-	-	0.01	0.02
Significant legal settlements (4)	-	0.10	-	0.51
Total pre-tax adjustments	$0.01	$0.10	$0.06	$0.53
Tax effect of adjustments (5)	-	(0.02)	(0.02)	(0.13)
Tax effect of change in settlement deductibility (6)	-	0.02	-	-
Total adjustments after tax	0.01	0.10	0.04	0.40
Adjusted Earnings Per Diluted Share	$0.34 - $0.35	$0.35	$1.48 - $1.52	$1.37

_______________________

Amortization amounts relate to definite-lived intangible assets associated with the Trident acquisition.

(1)Amortization amounts relate to definite-lived intangible assets associated with the Trident acquisition.

(2)	Asset impairment relates to a right of use asset for one of our vacated facilities for which the sublease income was deemed no longer recoverable.
(3)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income for closed campuses.

(4)	Significant legal settlements relate to the FTC and Oregon arbitration matters recorded during 2019.
(5)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

(6)

A legal settlement of $30.0 million related to the FTC matter was an adjustment from operating income during the second quarter of 2019 to calculate adjusted operating income. However, only $6.7 million of this adjustment met the criteria for tax deductibility during the second quarter of 2019. During the fourth quarter of 2019, an additional $23.0 million related to the FTC settlement met the criteria to be deductible for tax purposes. This amount was previously considered a non-deductible permanent item for tax purposes through September 30, 2019. As a result, the tax benefit of the change in deductibility for the $23.0 million, reflected during the fourth quarter of 2019 has been adjusted to fully reflect the proportional impact of the tax non-deductibility on the second and third quarters of 2019. The impact of the non-deductibility was not proportionally reflected in the originally reported adjusted earnings per diluted share for the second and third quarters of 2019 which would have decreased by $0.05 and increased by $0.02, respectively. The third quarter of 2019 now reflects this adjustment. For the full year 2019, approximately $29.7 million was considered deductible for tax purposes. The quarterly reversals and adjustments of the proportional impacts of the non-deductibility had no effect for the full year 2019.

(7)	2020 results include the Trident acquisition commencing on the March 2, 2020 date of acquisition.

Forward looking adjusted operating income and adjusted earnings per diluted share are presented in the reconciliation of GAAP to non-GAAP tables above. Operating income, which is the most directly comparable GAAP measure to adjusted operating income, and earnings per diluted share may not follow the same trends stated in the outlook above because of adjustments made for certain significant and non-cash items such as lease expenses for vacated space offset with any sublease income as well as depreciation, amortization, asset impairment charges, significant restructuring charges and significant legal settlements. The operating income, adjusted operating income, earnings per share, adjusted earnings per share and enrollment outlook provided above for 2020 are based on the following key assumptions and factors, among others: (i) prospective student interest in the Company’s programs remains consistent with recent experience, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends, (iii) no material changes in the current legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” regulations, (iv) no significant operating impacts from the settlements with the FTC and state attorneys general or other legal or regulatory matters, (v) no significant operating or financial impacts from the COVID-19 pandemic beyond known costs which have been incorporated in the outlook, (vi) earnings per diluted share outlook assumes an effective income tax rate of approximately 26% for the third quarter and the full year, and (vii) any future impact from the Company’s stock repurchase program is excluded. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current and future circumstances and actions that may be undertaken, actual results could differ materially from these estimates. In addition, decisions we make in the future as we continue to evaluate diverse strategies to enhance shareholder value may impact the outlook provided above.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2020 and 2019 (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2020	% of Total Revenue	2019	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
TOTAL REVENUE	$176,035		$156,441		$347,029		$314,294
OPERATING EXPENSES
Educational services and facilities (1)	28,676	16.3%	25,350	16.2%	55,587	16.0%	51,677	16.4%
General and administrative: (2)
Advertising	34,962	19.9%	31,153	19.9%	70,019	20.2%	63,858	20.3%
Admissions	24,668	14.0%	23,065	14.7%	49,361	14.2%	46,278	14.7%
Administrative	33,885	19.2%	63,022	40.3%	64,802	18.7%	94,704	30.1%
Bad debt	12,325	7.0%	11,432	7.3%	25,187	7.3%	23,154	7.4%
Total general and administrative expense	105,840	60.1%	128,672	82.2%	209,369	60.3%	227,994	72.5%
Depreciation and amortization	4,151	2.4%	2,235	1.4%	6,790	2.0%	4,468	1.4%
Asset impairment	-	0.0%	-	0.0%	612	0.2%	-	0.0%
OPERATING INCOME	37,368	21.2%	184	0.1%	74,671	21.5%	30,155	9.6%

PRETAX INCOME	38,461	21.8%	1,781	1.1%	77,197	22.2%	33,376	10.6%
PROVISION FOR INCOME TAXES	10,272	5.8%	2,302	1.5%	19,876	5.7%	8,709	2.8%
Effective tax rate	26.7%		129.3%		25.7%		26.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS	28,189	16.0%	(521)	-0.3%	57,321	16.5%	24,667	7.8%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(22)	0.0%	(38)	0.0%	(48)	0.0%	(435)	-0.1%
NET INCOME (LOSS)	$28,167	16.0%	$(559)	-0.4%	$57,273	16.5%	$24,232	7.7%

(1)

Educational services and facilities expense includes costs attributable to the educational activities of our institutions, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, such as rents on leased facilities and certain costs of establishing and maintaining computer laboratories. Also included in educational services and facilities expense are rents on leased administrative facilities, such as our corporate headquarters, and costs of other goods and services provided by our campuses, including costs of textbooks and laptop computers.

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials and bad debt expense.

Revenue

Current quarter and year to date revenue increased by 12.5% or $19.6 million and 10.4% or $32.7 million, respectively, as compared to the prior year periods supported by a 20.1% increase as of June 30, 2020 in total student enrollments as compared to the prior year period. CTU’s and AIU’s new and total student enrollments are discussed in the segment results of operations section below. The current quarter and year to date revenue increase was also benefitted by the Trident acquisition.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2020	% of Total Revenue	2019	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
Educational services and facilities:
Academics & student related	$23,201	13.2%	$19,552	12.5%	$44,713	12.9%	$39,414	12.5%
Occupancy	5,475	3.1%	5,798	3.7%	10,874	3.1%	12,263	3.9%
Total educational services and facilities	$28,676	16.3%	$25,350	16.2%	$55,587	16.0%	$51,677	16.4%

The educational services and facilities expense for the current quarter and year to date increased by 13.1% or $3.3 million and 7.6% or $3.9 million, respectively, as compared to the prior year periods. The increase was driven by academics and student related expense which increased for the current quarter and year to date by 18.7% or $3.6 million and 13.4% or $5.3 million, respectively, as compared to the prior year periods, primarily as a result of the Trident acquisition. Occupancy expense for the current quarter and year to date improved by 5.6% or $0.3 million and 11.3% or $1.4 million, respectively, as compared to the prior year periods, primarily driven by decreases associated with our closed campuses as those leased facilities reach the end of their lease terms.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2020	% of Total Revenue	2019	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
General and administrative:
Advertising	$34,962	19.9%	$31,153	19.9%	$70,019	20.2%	$63,858	20.3%
Admissions	24,668	14.0%	23,065	14.7%	49,361	14.2%	46,278	14.7%
Administrative	33,885	19.2%	63,022	40.3%	64,802	18.7%	94,704	30.1%
Bad debt	12,325	7.0%	11,432	7.3%	25,187	7.3%	23,154	7.4%
Total general and administrative expense	$105,840	60.1%	$128,672	82.2%	$209,369	60.3%	$227,994	72.5%

The general and administrative expense for the current quarter and year to date improved by 17.7% or $22.8 million and 8.2% or $18.6 million, respectively, as compared to the prior year periods. The current quarter and year to date decreases were primarily related to lower administrative expense, which was partially offset with increases in advertising, admissions and bad debt expense. The decreased administrative expense for the current quarter and year to date was due to the prior year legal settlement of $30.0 million recorded in the second quarter of 2019 for the FTC matter. The advertising expense for the current quarter and year to date increased by 12.2% or $3.8 million and 9.6% or $6.2 million, respectively, as compared to the prior year periods, partially due to the Trident acquisition as well as supporting student enrollment growth within our universities. As a percentage of revenue, advertising expense remained relatively flat for the current quarter and year to date as compared to the prior year periods. Admissions expense increased by 6.9% or $1.6 million for the current quarter as compared to the prior year period primarily as a result of the Trident acquisition and increased 6.7% or $3.1 million for the current year to date as compared to the prior year period primarily due to the Trident acquisition as well as increased staffing to support the prospective student interest we are experiencing.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Quarter Ended June 30,				For the Year to Date Ended June 30,
	2020	% of Segment Revenue	2019	% of Segment Revenue	2020	% of Segment Revenue	2019	% of Segment Revenue
Bad debt expense:
CTU	$5,955	5.9%	$5,432	5.6%	$12,638	6.2%	$11,629	6.0%
AIU	6,393	8.4%	5,871	9.8%	12,594	8.8%	11,474	9.5%
Total University Group	12,348	7.0%	11,303	7.2%	25,232	7.3%	23,103	7.4%
Corporate and Other	(23)	NM	129	NM	(45)	NM	51	NM
Total bad debt expense	$12,325	7.0%	$11,432	7.3%	$25,187	7.3%	$23,154	7.4%

Bad debt expense increased by 7.8% or $0.9 million and 8.8% or $2.0 million for the current quarter and year to date, respectively, as compared to the prior year periods. The increased bad debt expense within both CTU and AIU for the current quarter and year to date was in line with the revenue increases at both universities with total bad debt expense as a percentage of revenue decreasing slightly for the current quarter and year to date periods as compared to the prior year periods. We regularly monitor our reserve rates, which includes a review of our analysis of historical student receivable collectability which we update quarterly based on the most recent data available, along with current known factors which we believe could affect collectability of our student receivables, including the number of students that do not complete the financial aid process. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV process so that they are better prepared to start school. Lastly, we have focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Asset Impairment

For the current year to date, we recorded $0.6 million of asset impairment related to one of our previously vacated leased facilities as a result of non-payment from the sub-lessee. We determined that the right of use asset carrying value was not recoverable through the end of the lease for this facility.

Operating Income

Operating income increased by $37.2 million and $44.5 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter and year to date increase was primarily driven by reduced legal settlements as compared to the prior year periods. The prior year quarter and year to date operating results included a $30.0 million legal settlement for the FTC matter as compared to no significant legal settlements recorded during the current quarter and year to date. Additionally, operating income for the current quarter and year to date benefitted from increased revenue of $19.6 million and $32.7 million, respectively, as compared to the prior year periods, reduced operating losses within Corporate and Other for the current quarter and year to date and pandemic-related cost savings, which more than offset the increases in advertising, admissions and bad debt expenses. Operating margins improved by 21.1% and 11.9% for the current quarter and year to date, respectively, as compared to the prior year periods, as we continue to optimize non-student-serving expenses while supporting student enrollments.

Provision for Income Taxes

For the quarter and year to date ended June 30, 2020, we recorded a provision for income taxes of $10.3 million reflecting an effective tax rate of 26.7% and $19.9 million reflecting an effective tax rate of 25.7%, respectively, as compared to a provision for income taxes of $2.3 million reflecting an effective tax rate of 129.3% and $8.7 million reflecting an effective tax rate of 26.1% for the respective prior year periods. The effective tax rate for the quarter and year to date ended June 30, 2020 was impacted by the tax-effect of stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items increased the effective tax rate for the quarter by 0.3% and decreased the year to date rate by 0.8%. The effective tax rate for the quarter and year to date ended June 30, 2019 was primarily impacted by a $2.4 million unfavorable adjustment related to the expected partial non-deductibility of the FTC settlement, which increased the effective tax rate for the quarter and year to date by 132.5% and 7.1%, respectively, and a $0.5 million net benefit associated with results of a Florida income tax audit which decreased the effective tax rate by 28.2% and 1.5%, respectively. For the full year 2020, we expect our effective tax rate to be between 25.5% and 26.5%. As of December 31, 2019, we had $108.5 million of federal net operating loss carry forwards which will offset federal taxable income during 2020.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2020	2019	% Change	2020	2019	% Change	2020	2019
REVENUE:
CTU (1)	$100,193	$96,555	3.8%	$33,076	$12,113	173.1%	33.0%	12.5%
AIU (2) (3)	75,835	59,873	26.7%	10,476	(4,217)	348.4%	13.8%	-7.0%
Total University Group	176,028	156,428	12.5%	43,552	7,896	451.6%	24.7%	5.0%
Corporate and other (4)	-	-	0.0%	(5,808)	(5,938)	2.2%	NM	NM
Closed campuses	7	13	-46.2%	(376)	(1,774)	78.8%	NM	NM
Total Corporate and Other	7	13	-46.2%	(6,184)	(7,712)	19.8%	NM	NM
Total	$176,035	$156,441	12.5%	$37,368	$184	NM	21.2%	0.1%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2020	2019	% Change	2020	2019	% Change	2020	2019
REVENUE:
CTU (1)	$203,781	$193,612	5.3%	$67,695	$41,804	61.9%	33.2%	21.6%
AIU (2) (3)	143,231	120,652	18.7%	19,852	4,095	384.8%	13.9%	3.4%
Total University Group	347,012	314,264	10.4%	87,547	45,899	90.7%	25.2%	14.6%
Corporate and other (4)	-	-	0.0%	(11,488)	(11,158)	-3.0%	NM	NM
Closed campuses	17	30	-43.3%	(1,388)	(4,586)	69.7%	NM	NM
Total Corporate and Other	17	30	-43.3%	(12,876)	(15,744)	18.2%	NM	NM
Total	$347,029	$314,294	10.4%	$74,671	$30,155	147.6%	21.5%	9.6%

_____________________

(1)	An expense of $18.6 million was recorded within CTU related to the FTC settlement during the quarter and year to date ended June 30, 2019.
(2)	An expense of $11.4 million was recorded within AIU related to the FTC settlement during the quarter and year to date ended June 30, 2019.
(3)	AIU’s current quarter and year to date includes results of operations for the Trident acquisition commencing on the March 2, 2020 date of acquisition.
(4)	Amounts that were historically reported within Corporate and Other prior to the segment change as of January 1, 2019.

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

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended June 30,			For the Year to Date Ended June 30,			As of June 30,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
CTU	6,100	5,840	4.5%	13,120	11,850	10.7%	23,300	22,400	4.0%
AIU (1)	7,110	3,250	118.8%	11,720	8,620	36.0%	16,800	11,000	52.7%
Total	13,210	9,090	45.3%	24,840	20,470	21.3%	40,100	33,400	20.1%

_______________

(1)	AIU includes new and total student enrollments relating to the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of June 30, 2020.

CTU. Current quarter and year to date revenue increased by 3.8% or $3.6 million and 5.3% or $10.2 million, respectively, as compared to the prior year periods. CTU experienced positive new student enrollment growth for the current quarter and year to date of 4.5% and 10.7%, respectively, as compared to the prior year periods, and increased total student enrollments by 4.0% as of the end of the quarter as compared to the prior year quarter. We believe this growth was supported by consistent levels of prospective student interest which were well served by CTU’s student enrollment processes and technology enhancements. Also contributing to the increase in total student enrollments was growth within the corporate partnership program.

Current quarter and year to date operating income for CTU increased by 173.1% or $21.0 million and 61.9% or $25.9 million, respectively, as compared to the prior year periods, primarily due to lower legal settlement expense in the current quarter and year to date as well as the increase in revenue discussed above. Excluding the legal settlement, operating margin improved for the current quarter and current year to date as compared to the prior year periods, primarily as a result of improved operating efficiencies which more than offset the increased bad debt and advertising expenses as well as increased admissions expense for the current year to date as compared to the prior year periods.

AIU. Current quarter and year to date revenue increased by 26.7% or $16.0 million and 18.7% or $22.6 million, respectively, as compared to the prior year periods. AIU experienced positive new student enrollment growth for the current quarter and year to date of 118.8% and 36.0%, respectively, as compared to the prior year periods, and positive total student enrollment growth of 52.7% as of the end of the quarter as compared to the prior year quarter end. These enrollment results were positively impacted by the Trident acquisition and organic enrollment growth as well as a positive impact for the current quarter new student enrollment growth related to 50% more enrollment days in the current quarter as compared to the prior year quarter. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter, and AIU’s quarterly enrollment results can be significantly impacted by AIU’s academic calendar.

Current quarter and year to date operating income for AIU increased by 348.4% or $14.7 million and 384.8% or $15.8 million, respectively, as compared to the prior year periods, primarily due to lower legal settlement expense in the current quarter and year to date as well as the increase in revenue discussed above, which more than offset the increase in advertising, admissions and bad debt expenses. Excluding the legal settlement, operating margin improved for the current quarter and current year to date as compared to the prior year periods, primarily as a result of improved operating efficiencies.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter and year to date improved by 19.8% or $1.5 million and 18.2% or $2.9 million, respectively, as compared to the prior year periods, primarily as a result of decreased expenses associated with our closed campuses partially offset with increased professional fees within Corporate for the current year to date as compared to the prior year to date.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 also includes a discussion of these and other significant accounting policies, along with Note 4 "Recent Accounting Pronouncements" in this Form 10-Q for accounting policies adopted in 2020.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2020, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $345.8 million. Restricted cash as of June 30, 2020 was $4.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Trident acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during 2020. The expectation is based upon, and subject to, the key assumptions and factors discussed above in this MD&A under the heading “2020 Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit agreement allows us to borrow up to a maximum amount of $50.0 million and is scheduled to mature on January 20, 2022. The credit agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and marketable securities in our domestic accounts with the bank of at least $50.0 million at all times. Amounts borrowed under the credit agreement are required to be 100% secured with deposits of cash and marketable securities with the bank. Under the credit agreement, the Company’s ability to make restricted payments, including payments in connection with an acquisition or a repurchase of shares of our common stock, is subject to aggregate limitations which vary during the term of the credit agreement. Taking into consideration restricted payments made by the Company during the term of the credit agreement, the Company may make up to an additional $38.8 million of restricted payments through December 27, 2020. In addition, during this same period, the Company may also make up to an additional $61.2 million of restricted payments in connection with permitted acquisitions, subject to an aggregate cap of $125.0 million for acquisitions during the term of the credit agreement. Any restricted payments in excess of these permitted amounts would require consent of the applicable parties pursuant to the credit agreement.

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

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program expires on December 31, 2021. Since the November 4, 2019 inception date, the Company repurchased approximately 1.5 million shares for $21.2 million. The Company did not repurchase any shares of our common stock during the quarter ended June 30, 2020. See Note 12 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for more information about this stock repurchase program.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University. The final purchase price for the acquisition, including post-closing purchase price and working capital adjustments, was $43.8 million, based in part on Trident University’s financial results measured in terms of its revenue and EBITDA (as determined pursuant to the purchase agreement for the transaction) during the 12-month period ended December 31, 2019. The initial cash payment of $38.1 million was made on the date of acquisition. As mentioned above, approximately $4.0 million of this amount is held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the purchase agreement, and is reflected as restricted cash on our condensed consolidated balance sheet as of June 30, 2020. We paid an additional amount of $5.7 million, related to the final post-closing purchase price and working capital adjustments, during July 2020; this amount was funded with the Company’s available cash balances.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2020 and 2019, net cash flows provided by operating activities totaled $109.4 million and $53.4 million, respectively. The improvement in cash flow from operations as compared to the prior year quarter is primarily driven by the positive operating results at both universities as well as timing of receipt of $39.3 million of Title IV Program funds during the current period that historically was received in the fourth quarter of the prior year.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the year ended December 31, 2019, approximately 79% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. For the year to date ended June 30, 2020, this percentage increased as a result of the timing of Title IV Program funds received in January 2020. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the years to date ended June 30, 2020 and 2019, net cash flows used in investing activities totaled $105.5 million and $32.3 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $64.0 million and $30.9 million for the years to date ended June 30, 2020 and 2019, respectively.

Business acquisition. During the year to date ended June 30, 2020, the Company completed the Trident acquisition and made an initial payment of $38.1 million. See Note 3 “Business Acquisition” for further information.

Capital Expenditures. Capital expenditures increased to $3.4 million for the year to date ended June 30, 2020 as compared to $1.4 million for the year to date ended June 30, 2019. Capital expenditures represented approximately 1.0% of total revenue for each of the years to date ended June 30, 2020 and 2019. For the full year 2020, we expect capital expenditures to be approximately 1.5% of revenue.

Financing Cash Flows

During the years to date ended June 30, 2020 and 2019, net cash flows used in financing activities totaled $17.0 million and $2.4 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $0.7 million for the year to date ended June 30, 2020 and $2.6 million for the year to date ended June 30, 2019.

Repurchase of Stock. During the year to date ended June 30, 2020, we repurchased 1.3 million shares of our common stock for approximately $17.3 million at an average price of $13.48 per share. Repurchases of stock during the current year were funded by cash generated from operating activities and existing cash balances.

Credit Agreement. On December 27, 2018, we entered into a $50.0 million credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The revolving credit facility under the credit agreement is scheduled to mature on January 20, 2022. Amounts borrowed under the credit agreement are required to be 100% secured with cash and marketable securities with the bank. The credit agreement, which includes certain financial covenants, requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. As of June 30, 2020 we had no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the credit agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2019 to June 30, 2020 were as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$345,801	$294,175	18%
Student receivables, net	35,597	55,018	-35%
NON-CURRENT ASSETS:
Goodwill	118,312	87,356	35%
Intangible assets, net	17,189	7,900	118%
Deferred income tax assets, net	41,361	60,169	-31%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	16,334	27,616	-41%
Deferred revenue	38,538	24,647	56%
NON-CURRENT LIABILITIES:
Other non-current liabilities	17,310	11,647	49%
STOCKHOLDERS' EQUITY
Treasury stock	(245,313)	(227,315)	8%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in total revenue within CTU and AIU during the current year to date and cash received from Title IV Program funding, partially offset with cash outflows related to the Trident acquisition, share repurchases, a legal settlement payment of $7.1 million related to the Oregon arbitrations, and the payment of annual and long-term incentive compensation.

Student receivables, net: The decrease is primarily due to receipt of $39.3 million for Title IV Program funding during the current year that in the past would have been received in the prior year.

Goodwill: The increase in goodwill is attributable to the Trident acquisition.

Intangible assets, net: The increase in intangible assets is attributable to the Trident acquisition.

Deferred income tax assets, net: The decrease is driven by the usage of deferred tax assets associated with the offset of income taxes payable.

Accrued expenses - payroll and related benefits: The decrease is driven primarily by the payments during the current year of annual incentive compensation.

Deferred revenue: The increase is partially driven by the Trident acquisition as well as the increase in total student enrollments at our universities.

           Other non-current liabilities: The increase is driven by an escrow liability of $4.0 million and a reserve of $1.9 million for potential loan discharges associated with the Trident acquisition.

          Treasury stock: The increase is driven primarily by the repurchase of the Company’s common stock during the current year for approximately $17.3 million.

Contractual Obligations

As of June 30, 2020, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2020 (5)	2021	2022	2023 Through 2025	2026 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$5,442	$13,500	$12,769	$22,225	$15,068	$69,004
Closed campuses (3)	1,488	1,065	-	-	-	2,553
Total gross operating lease obligations	$6,930	$14,565	$12,769	$22,225	$15,068	$71,557

Sublease income (4)
Ongoing operations (2)	$288	$764	$777	$330	$-	$2,159
Closed campuses (3)	388	327	-	-	-	715
Total sublease income	$676	$1,091	$777	$330	$-	$2,874

Net operating lease obligations
Ongoing operations (2)	$5,154	$12,736	$11,992	$21,895	$15,068	$66,845
Closed campuses (3)	1,100	738	-	-	-	1,838
Total net contractual lease obligations	$6,254	$13,474	$11,992	$21,895	$15,068	$68,683

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include CTU, AIU and Corporate.
(3)	Amounts relate to closed campuses.
(4)	Amounts provided are for executed sublease arrangements.
(5)	Amounts provided are for liabilities as of June 30, 2020.

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

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2020, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of June 30, 2020, we had no outstanding borrowings under this facility.

During 2020 we were subject to foreign currency exchange exposures arising from transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts, primarily related to an equity investment. We are subject to risks associated with fluctuations in the value of the Euro versus the U.S. dollar.

Our financial instruments are recorded at their fair values as of June 30, 2020 and December 31, 2019. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings or to foreign currency fluctuations is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 19, 2020. Except for the risk factor below, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2019				$46,120,484
January 1, 2020—January 31, 2020	-	$-	-	46,120,484
February 1, 2020—February 29, 2020	400,000	15.43	400,000	39,941,707
March 1, 2020—March 31, 2020	945,973	12.50	883,642	28,786,211
April 1, 2020—April 30, 2020	-	-	-	28,786,211
May 1, 2020—May 31, 2020	-	-	-	28,786,211
June 1, 2020—June 30, 2020	147	15.85	-	28,786,211
Total	1,346,120		1,283,642

(1)

Includes 26,622 and 35,856 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Company’s 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)	On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million which expires December 31, 2021.
Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement pursuant to the Career Education Corporation 2016 Incentive Compensation Plan (used for awards commencing May 2020)	Exhibit 10.1 to our Form 8-K filed on June 1, 2020

+*10.2	First Amendment and Summary of Material Modifications to the Career Education Corporation Executive Severance Plan & Summary Plan Description

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: August 6, 2020	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)