Form 10-Q
period 2020-09-30
PERDOCEO EDUCATION Corp
filed 2020-11-05
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of November 2, 2020: 69,286,959

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$58,120	$108,687
Restricted cash	4,000	-
Total cash, cash equivalents and restricted cash	62,120	108,687
Short-term investments	305,610	185,488
Total cash and cash equivalents, restricted cash and short-term investments	367,730	294,175
Student receivables, gross	76,300	84,874
Allowance for credit losses	(38,746)	(29,856)
Student receivables, net	37,554	55,018
Receivables, other	2,711	1,381
Prepaid expenses	7,825	7,299
Inventories	616	576
Other current assets	418	1,936
Total current assets	416,854	360,385

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $101,790 and $92,933 as of September 30, 2020 and December 31, 2019, respectively	28,808	26,006
Right of use asset, net	47,050	50,366
Goodwill	118,312	87,356
Intangible assets, net of amortization of $3,344 and $1,400 as of September 30, 2020 and December 31, 2019, respectively	16,356	7,900
Student receivables, gross	3,130	3,352
Allowance for credit losses	(1,975)	(2,108)
Student receivables, net	1,155	1,244
Deferred income tax assets, net	49,284	60,169
Other assets	5,932	5,720
TOTAL ASSETS	$683,751	$599,146
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$11,013	$11,784
Accounts payable	12,856	11,533
Accrued expenses:
Payroll and related benefits	19,350	27,616
Advertising and marketing costs	12,495	10,479
Income taxes	2,378	1,376
Other	11,100	16,378
Deferred revenue	29,303	24,647
Total current liabilities	98,495	103,813

NON-CURRENT LIABILITIES:
Lease liability-operating	46,273	52,391
Other liabilities	17,312	11,647
Total non-current liabilities	63,585	64,038

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 86,488,095 and 85,953,253 shares issued, 69,286,959 and 70,151,357 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	865	860
Additional paid-in capital	650,990	639,335
Accumulated other comprehensive income	603	344
Retained earnings	115,284	18,071
Treasury stock, at cost; 17,201,136 and 15,801,896 shares as of September 30, 2020 and December 31, 2019, respectively	(246,071)	(227,315)
Total stockholders' equity	521,671	431,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$683,751	$599,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands, Except Per Share Amounts)	2020	2019	2020	2019
REVENUE:
Tuition and fees	$168,471	$154,291	$514,364	$467,298
Other	655	668	1,791	1,955
Total revenue	169,126	154,959	516,155	469,253

OPERATING EXPENSES:
Educational services and facilities	27,562	25,318	83,149	76,995
General and administrative	105,495	103,063	314,864	331,057
Depreciation and amortization	3,995	2,284	10,785	6,752
Asset impairment	-	-	612	-
Total operating expenses	137,052	130,665	409,410	414,804
Operating income	32,074	24,294	106,745	54,449

OTHER INCOME:
Interest income	737	1,698	3,235	4,730
Interest expense	(42)	(43)	(126)	(125)
Miscellaneous (expense) income	(14)	97	98	368
Total other income	681	1,752	3,207	4,973

PRETAX INCOME	32,755	26,046	109,952	59,422
(Benefit from) provision for income taxes	(7,206)	7,653	12,670	16,362
INCOME FROM CONTINUING OPERATIONS	39,961	18,393	97,282	43,060

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(21)	(159)	(69)	(594)

NET INCOME	39,940	18,234	97,213	42,466

NET INCOME PER SHARE - BASIC:
Income from continuing operations	$0.58	$0.26	$1.40	$0.62
Loss from discontinued operations	-	-	-	(0.01)
Net income per share	$0.58	$0.26	$1.40	$0.61

NET INCOME PER SHARE - DILUTED:
Income from continuing operations	$0.56	$0.25	$1.36	$0.60
Loss from discontinued operations	-	-	-	(0.01)
Net income per share	$0.56	$0.25	$1.36	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,167	70,142	69,366	70,029
Diluted	71,016	72,142	71,267	71,901

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands)	2020	2019	2020	2019
NET INCOME	$39,940	$18,234	$97,213	$42,466
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	123	(113)	128	(130)
Unrealized (loss) gain on investments	(461)	44	131	814
Total other comprehensive (loss) income	(338)	(69)	259	684
COMPREHENSIVE INCOME	$39,602	$18,165	$97,472	$43,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, July 1, 2020	86,279	$863	(17,148)	$(245,313)	$646,849	$941	$75,344	$478,684
Net income	-	-	-	-	-	-	39,940	39,940
Foreign currency translation	-	-	-	-	-	123	-	123
Unrealized loss on investments	-	-	-	-	-	(461)	-	(461)
Treasury stock purchased	-	-	(36)	(553)	-	-	-	(553)
Share-based compensation expense	-	-	-	-	3,232	-	-	3,232
Common stock issued	209	2	(17)	(205)	909	-	-	706
BALANCE, September 30, 2020	86,488	$865	(17,201)	$(246,071)	$650,990	$603	$115,284	$521,671

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, July 1, 2019	85,668	$857	(15,558)	$(223,263)	$630,878	$455	$(27,679)	$381,248
Net income	-	-	-	-	-	-	18,234	18,234
Foreign currency translation	-	-	-	-	-	(113)	-	(113)
Unrealized gain on investments	-	-	-	-	-	44	-	44
Share-based compensation expense	-	-	-	-	1,516	-	-	1,516
Common stock issued	209	2	(6)	(129)	1,142	-	-	1,015
BALANCE, September 30, 2019	85,877	$859	(15,564)	$(223,392)	$633,536	$386	$(9,445)	$401,944

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2020	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	97,213	97,213
Foreign currency translation	-	-	-	-	-	128	-	128
Unrealized gain on investments	-	-	-	-	-	131	-	131
Treasury stock purchased	-	-	(1,320)	(17,862)	-	-	-	(17,862)
Share-based compensation expense	-	-	-	-	9,735	-	-	9,735
Common stock issued	535	5	(79)	(894)	1,920	-	-	1,031
BALANCE, September 30, 2020	86,488	$865	(17,201)	$(246,071)	$650,990	$603	$115,284	$521,671

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, January 1, 2019	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	42,466	42,466
Foreign currency translation	-	-	-	-	-	(130)	-	(130)
Unrealized gain on investments	-	-	-	-	-	814	-	814
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Share-based compensation expense	-	-	-	-	3,922	-	-	3,922
Common stock issued	703	7	(163)	(2,692)	1,319	-	-	(1,366)
BALANCE, September 30, 2019	85,877	$859	(15,564)	$(223,392)	$633,536	$386	$(9,445)	$401,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Year to Date Ended September 30,
(In Thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,213	$42,466
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	612	-
Depreciation and amortization expense	10,785	6,752
Bad debt expense	36,706	32,028
Compensation expense related to share-based awards	9,735	3,922
Deferred income taxes	11,339	16,265
Changes in operating assets and liabilities	(28,637)	(16,042)
Net cash provided by operating activities	137,753	85,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(333,767)	(418,156)
Sales of available-for-sale investments	213,576	382,022
Purchases of property and equipment	(7,479)	(3,220)
Business acquisition	(39,819)	-
Other	-	9
Net cash used in investing activities	(167,489)	(39,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,925	1,326
Purchase of treasury stock	(17,862)	-
Payments of employee tax associated with stock compensation	(894)	(2,692)
Net cash used in financing activities	(16,831)	(1,366)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,567)	44,680
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	108,687	32,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$62,120	$77,411

Supplemental non-cash disclosure:

Amount held in escrow to secure indemnification obligations from business acquisition	$4,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our regionally accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Our universities offer students industry-relevant and career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

          On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”). Trident University’s operations were brought within the AIU segment, preserving the “Trident” name and programs as part of American InterContinental University’s operations. Results of operations related to the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”) are not material to our consolidated results of operations and are included in the unaudited condensed consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisition” for further information.

Effective November 5, 2020, AIU implemented a university system model, the American InterContinental University System (the “AIU System” or “AIU”), which is comprised of two universities: American InterContinental University and Trident University International (“Trident” or “TUI”). The system structure provides a new framework for American InterContinental University and Trident to continue to serve their unique student populations while benefitting from one university system. Although both universities will operate under a shared governance structure and have a common mission, the system structure will allow each to retain its name, and customize its programs and instructional and student service models to the needs of its unique student populations.

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

The purchase price of $43.8 million was allocated to the fair values of acquired tangible and identifiable intangible assets of $53.1 million and assumed liabilities of $9.3 million as of March 2, 2020. Intangible assets acquired include a trade name with a fair value of $1.0 million and student relationships and course curriculum with an aggregate fair value of $9.4 million. Based on the final purchase price allocation, we recorded goodwill of $31.0 million. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes.

The following table summarizes the fair values of assets acquired and liabilities assumed as of March 2, 2020 (dollars in thousands):

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$846	$3	$-	$849
Non-governmental debt securities	287,248	636	(129)	287,755
Treasury and federal agencies	16,989	19	(2)	17,006
Total short-term investments (available for sale)	$305,083	$658	$(131)	$305,610

	December 31, 2019
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,361	$3	$-	$1,364
Non-governmental debt securities	165,423	433	(37)	165,819
Treasury and federal agencies	18,307	7	(9)	18,305
Total short-term investments (available for sale)	$185,091	$443	$(46)	$185,488

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

As of September 30, 2020, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of September 30, 2020 and December 31, 2019.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of September 30, 2020, our investment in an equity affiliate equated to a 30.7%, or $3.0 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During each of the quarters ended September 30, 2020 and 2019, we recorded less than $0.1 million of gain, and for the years to date ended September 30, 2020 and 2019, we recorded less than $0.2 million and $0.1 million of gain, respectively, related to our proportionate investment in CCKF within miscellaneous (expense) income on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid during the quarters and years to date ended September 30, 2020 and 2019 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2020 (1)	$-
For the quarter ended September 30, 2019	$338
For the year to date ended September 30, 2020 (1)	$1,443
For the year to date ended September 30, 2019	$1,045

________________________

(1)During the first quarter of 2020, the Company prepaid approximately $1.4 million of maintenance payments, of which approximately $0.4 million and $1.2 million was recognized as expense for the quarter and year to date ended September 30, 2020, respectively.

Credit Agreement

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A., in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. As of September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the revolving credit facility.

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended September 30, 2020 and 2019 (dollars in thousands):

	For the Quarter Ended September 30, 2020				For the Quarter Ended September 30, 2019
	CTU	AIU (3)	Corporate and Other(4)	Total	CTU	AIU	Corporate and Other(4)	Total
Tuition	$93,071	$67,394	$-	$160,465	$90,256	$56,383	$-	$146,639
Technology fees	5,085	2,439	-	7,524	4,789	2,360	-	7,149
Other miscellaneous fees(1)	290	192	-	482	384	119	-	503
Total tuition and fees	98,446	70,025	-	168,471	95,429	58,862	-	154,291
Other revenue(2)	539	23	93	655	609	45	14	668
Total revenue	$98,985	$70,048	$93	$169,126	$96,038	$58,907	$14	$154,959

	For the Year to Date Ended September 30, 2020				For the Year to Date Ended September 30, 2019
	CTU	AIU (3)	Corporate and Other(4)	Total	CTU	AIU	Corporate and Other(4)	Total
Tuition	$284,826	$204,943	$-	$489,769	$273,777	$171,954	$-	$445,731
Technology fees	15,367	7,729	-	23,096	12,828	7,129	-	19,957
Other miscellaneous fees(1)	985	514	-	1,499	1,271	339	-	1,610
Total tuition and fees	301,178	213,186	-	514,364	287,876	179,422	-	467,298
Other revenue(2)	1,588	93	110	1,791	1,774	137	44	1,955
Total revenue	$302,766	$213,279	$110	$516,155	$289,650	$179,559	$44	$469,253

__________________

(1)	Other miscellaneous fees include student activity fees and graduation fees.
(2)	Other revenue primarily includes contract training revenue and bookstore sales.

(3)  AIU includes revenue related to the Trident acquisition commencing on the March 2, 2020 date of acquisition.

(4)	Revenue recorded within Corporate and Other relates to certain bookstore sales and closed campuses which are now reported within this category as well as revenue not related to campus operations.

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

The amount of contract assets which are being offset with deferred revenue balances as of September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	As of
	September 30, 2020	December 31, 2019
Gross deferred revenue	$55,056	$63,204
Gross contract assets	(25,753)	(38,557)
Deferred revenue, net	$29,303	$24,647

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Quarter Ended			For the Quarter Ended
	September 30, 2020			September 30, 2019
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, July 1	$28,092	$39,725	$67,817	$25,825	$19,976	$45,801
Revenue earned from prior balances	(25,035)	(31,236)	(56,271)	(23,375)	(16,970)	(40,345)
Billings during period(1)	99,219	57,598	156,817	96,863	47,310	144,173
Revenue earned for new billings during the period	(73,411)	(38,789)	(112,200)	(72,054)	(41,892)	(113,946)
Other adjustments	(777)	(330)	(1,107)	(146)	74	(72)
Gross deferred revenue, September 30	$28,088	$26,968	$55,056	$27,113	$8,498	$35,611

	For the Year to Date Ended			For the Year to Date Ended
	September 30, 2020			September 30, 2019
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, January 1	$27,845	$35,359	$63,204	$24,250	$27,444	$51,694
Business acquisition, beginning balance	-	13,395	13,395	-	-	-
Revenue earned from prior balances	(24,376)	(38,904)	(63,280)	(22,289)	(21,779)	(44,068)
Billings during period(1)	301,727	190,589	492,316	289,803	159,711	449,514
Revenue earned for new billings during the period	(276,802)	(174,282)	(451,084)	(265,587)	(157,643)	(423,230)
Other adjustments	(306)	811	505	936	765	1,701
Gross deferred revenue, September 30	$28,088	$26,968	$55,056	$27,113	$8,498	$35,611

______________

1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount $1.2 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively. Students are typically entitled to a partial refund through approximately halfway of their term. Pursuant to each institution’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the institution subsequent to that date.

Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our institutions, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.2 million and $0.4 million of revenue for the quarters ended September 30, 2020 and 2019, respectively, and $0.8 million and $0.9 million for the years to date ended September 30, 2020 and 2019, respectively, for payments received from withdrawn students.
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

Student Receivables Under Extended Payment Plans

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.2 million for each period.

Student Receivables Valuation Allowance

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current receivables allowance related to our student receivable portfolio in accordance with the guidance effective January 1, 2020 under ASU 2016-13 for the quarters and years to date ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$39,044	$30,730	$31,964	$24,836
Beginning balance related to business acquisition	-	-	2,174	-
Provision for credit losses	11,519	8,888	36,706	32,042
Amounts written-off	(10,479)	(11,202)	(32,213)	(29,888)
Recoveries	637	581	2,090	2,007
Balance, end of period	$40,721	$28,997	$40,721	$28,997

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended September 30, 2020	For the Year to Date Ended September 30, 2020
Lease expenses (1)
Fixed lease expenses - operating	$3,059	$9,323
Variable lease expenses - operating	1,204	4,746
Sublease income	(494)	(1,845)
Total lease expenses	$3,769	$12,224

Other information
Gross operating cash flows for operating leases (2)	$(5,063)	$(17,183)
Operating cash flows from subleases (2)	$486	$1,720

	For the Quarter Ended September 30, 2019	For the Year to Date Ended September 30, 2019
Lease expenses (1)
Fixed lease expenses - operating	$3,046	$9,751
Variable lease expenses - operating	2,196	6,830
Sublease income	(1,075)	(3,332)
Total lease expenses	$4,167	$13,249

Other information
Gross operating cash flows for operating leases (2)	$(7,400)	$(25,503)
Operating cash flows from subleases (2)	$1,112	$3,417

	As of September 30, 2020	As of September 30, 2019
Weighted average remaining lease term (in months) – operating leases	71	79
Weighted average discount rate – operating leases	4.9%	5.2%

__________________

(1)

Lease expense and sublease income represent the amount recorded within our unaudited condensed consolidated statements of income. Variable lease amounts represent expenses recognized as incurred which are not included in the lease liability. Fixed lease expenses and sublease income are recorded on a straight-line basis over the lease term and therefore are not necessarily representative of cash payments during the same period.

(2)	Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

Subleases

For certain of our leased locations, primarily those related to our closed campuses, we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have five subleases within four leased facilities with terms ranging from one to three years. We have recognized sublease income of $0.5 million and $1.1 million for the quarters ended September 30, 2020 and 2019, respectively, and $1.8 million and $3.3 million for the years to date ended September 30, 2020 and 2019, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income.

During the year to date ended September 30, 2020, we recorded $0.6 million of asset impairment related to one of our previously vacated facilities as a result of non-payment from the sub-lessee. We determined that the right of use asset carrying value was not recoverable through the end of the lease for this facility.

9. CONTINGENCIES

An accrual for estimated legal fees and settlements of $0.3 million and $7.3 million at September 30, 2020 and December 31, 2019, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

We record a liability when we believe that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in our legal matters that could affect the amount of liability that was previously accrued and make adjustments as further information develops, circumstances change or contingencies are resolved. Significant judgment is required to determine both probability and the estimated amount. We may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (1) if the damages sought are indeterminate; (2) if the proceedings are in early stages; (3) if there is uncertainty as to the outcome of pending appeals, motions or settlements; (4) if there are significant factual issues to be determined or resolved; and (5) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

We receive informal requests from state attorneys general and other government agencies relating to specific complaints they have received from students or former students which seek information about the student, our programs and other matters relating to our activities in the relevant state. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal inquiry or investigation into our practices in a particular state. We are subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or graduates, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. Periodically matters arise that we consider outside the scope of ordinary routine litigation incidental to our business. While we currently believe that these matters, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position and cash flows.

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

The following is a summary of our (benefit from) provision for income taxes and effective tax rate from continuing operations:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019
Pretax income	$32,755	$26,046	$109,952	$59,422
(Benefit from) provision for income taxes	$(7,206)	$7,653	$12,670	$16,362
Effective rate	-22.0%	29.4%	11.5%	27.5%

As of December 31, 2019 and for the first two quarters of 2020, a valuation allowance of $45.0 million was maintained with respect to our foreign tax credits and state net operating losses based on a consideration at each period end of both positive and negative evidence related to the realization of the deferred tax assets. During the quarter ended September 30, 2020, the Company re-evaluated the need for a valuation allowance against the portion of its foreign tax credit carryforward supported by an Overall Domestic Loss (“ODL”) account balance and determined it was more likely than not that it would be realized. The Company assessed various factors, including taxable income through the year to date ended September 30, 2020, future taxable income, the immaterial impact of the COVID-19 pandemic on operating results thus far and the recent Trident acquisition, and determined that the federal net operating loss (“NOL”) carryforward is expected to be fully utilized in 2020. With the expected full utilization of the federal NOL, the Company anticipates being able to utilize the entire ODL account balance in 2020 and 2021 to convert domestic income to foreign sourced income. This will allow the Company to claim approximately $16.0 million of foreign tax credit carryforward, prior to its expiration in 2022, to offset the federal tax liability that would otherwise be due.

As a result of our assessment, the valuation allowance has been reduced by $16.0 million, from $45.0 million to $29.0 million, during the quarter ended September 30, 2020. We have determined that it is necessary to continue to maintain a $29.0 million valuation allowance against our remaining foreign tax credits and state net operating losses as of September 30, 2020 based on a consideration of both positive and negative evidence related to the realization of the deferred tax assets.

The effective tax rate for the quarter and year to date ended September 30, 2020 was primarily impacted by the valuation allowance release discussed above, which decreased the effective tax rate for the quarter and year to date by 49.0% and 14.6%, respectively. The 2020 year to date effective tax rate also reflects a 0.6% net benefit attributable to the tax effect of stock-based compensation and the release of previously recorded tax reserves. The effective tax rate for the quarter and year to date ended September 30, 2019 reflects the tax effect of the partial non-deductibility of the FTC settlement, which increased the effective tax rate for the quarter and year to date by 5.7% and 6.5%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2019 was impacted by the tax effect of stock-based compensation and net adjustments that increased the state deferred tax asset. The 2019 year to date effective tax rate also includes the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarter and year to date ended September 30, 2019 by 2.4% and 4.8%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.4 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2020 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2020, we had accrued $1.8 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the years to date ended September 30, 2020 and 2019, the Company granted approximately 0.3 million and 0.2 million restricted stock units, respectively, to be settled in shares of stock which are not “performance-based,” with a grant-date fair value of approximately $4.4 million for each of the respective periods.

Additionally, for the years to date ended September 30, 2020 and 2019, the Company granted approximately 0.3 million and 0.2 million restricted stock units, respectively, to be settled in shares of stock which are “performance-based,” with a grant-date fair value of approximately $3.9 million and $4.7 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

The Company granted no restricted stock units during the quarter ended September 30, 2020, and granted all prior year restricted stock units referenced above during the quarter ended September 30, 2019. Awards pursuant to the 2016 Plan are typically granted annually to eligible employees during the first quarter of each year; however, in 2019, these awards were deferred until August 2019.

Stock Options

There were no stock options granted during the quarter and year to date ended September 30, 2020. The Company granted approximately 0.1 million stock options with a grant-date fair value of approximately $0.6 million during the quarter and year to date ended September 30, 2019.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters and years to date ended September 30, 2020 and 2019 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2020	2019	2020	2019
Stock options	$265	$400	$963	$1,260
Restricted stock units settled in stock	2,962	1,113	8,759	2,651
Restricted stock units settled in cash	-	340	(240)	1,777
Total share-based compensation expense	$3,227	$1,853	$9,482	$5,688

As of September 30, 2020, we estimate that compensation expense of approximately $23.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the year to date ended September 30, 2020, we repurchased 1.3 million shares of our common stock for approximately $17.9 million at an average price of $13.53 per share, of which less than 0.1 million shares of common stock were repurchased for $0.6 million during the quarter ended September 30, 2020 at an average price of $15.31 per share. As of September 30, 2020, approximately $28.2 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to ended September 30, 2020 and 2019 were as follows (shares in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2020	2019	2020	2019
Basic common shares outstanding	69,167	70,142	69,366	70,029
Common stock equivalents	1,849	2,000	1,901	1,872
Diluted common shares outstanding	71,016	72,142	71,267	71,901

For the quarters and years to date ended September 30, 2020 and 2019, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.5 million and 0.3 million shares for the quarters ended September 30, 2020 and 2019, respectively, and 0.6 million and 0.7 million shares for the years to date ended September 30, 2020 and 2019, respectively.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of a postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our strategic plan. As of September 30, 2020, our two segments are:

♦

Colorado Technical University’s (CTU) mission is to provide industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU places a strong focus on providing degree programs to meet the needs of our non-traditional students for career advancement and of employers for a well-educated workforce. This university offers academic programs in the career-oriented disciplines of business studies, nursing, computer science, engineering, information systems and technology, cybersecurity, criminal justice and healthcare management. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2020, students enrolled at CTU represented approximately 56% of our total enrollments. Approximately 95% of CTU’s students are enrolled in programs offered fully online. In March 2020, CTU’s campus-based and blended-format students also began pursuing their education solely through CTU’s online platform as a result of the COVID-19 pandemic.

♦

The American InterContinental University System’s (AIU; formerly referred to as American InterContinental University) mission is to provide for the varying educational needs of a career-oriented, culturally diverse and geographically dispersed student body with the goal of preparing students academically, personally and professionally. AIU focuses on helping busy non-traditional students get the degree they need to move forward in their career as efficiently as possible and offers academic programs in the career-oriented disciplines of business studies, information technologies, education and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. AIU now also includes results of operations and student enrollments related to the Trident acquisition commencing on the March 2, 2020 date of acquisition. As of September 30, 2020, students enrolled at AIU represented approximately 44% of our total enrollments. Approximately 97% of AIU’s students are enrolled in programs offered fully online. In March 2020, AIU’s campus-based and blended-format students also began pursuing their education solely through AIU’s online platform as a result of the COVID-19 pandemic.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,

	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
CTU	$98,985	58.5%	$96,038	62.0%	$32,993	$29,926
AIU (1)	70,048	41.4%	58,907	38.0%	5,513	7,341
Total University Group	169,033	99.9%	154,945	100.0%	38,506	37,267
Corporate and Other (2)	93	NM	14	NM	(6,432)	(12,973)
Total	$169,126	100.0%	$154,959	100.0%	$32,074	$24,294

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2020	% of Total	2019	% of Total	2020	2019
CTU (3)	$302,766	58.7%	$289,650	61.7%	$100,688	$71,730
AIU (1) (4)	213,279	41.3%	179,559	38.3%	25,365	11,436
Total University Group	516,045	100.0%	469,209	100.0%	126,053	83,166
Corporate and Other (2)	110	NM	44	0.0%	(19,308)	(28,717)
Total	$516,155	100.0%	$469,253	100.0%	$106,745	$54,449

	Total Assets as of (5)
	September 30, 2020	December 31, 2019
CTU	$98,220	$100,414
AIU (1)	136,213	104,747
Total University Group	234,433	205,161
Corporate and Other (2)	449,237	393,904
Discontinued Operations	81	81
Total	$683,751	$599,146

(1)	AIU results of operations and total assets include the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of September 30, 2020.
(2)

Corporate and Other includes results of operations and total assets for closed campuses. An expense of $7.1 million was recorded for closed campuses related to the Oregon arbitration matter for the quarter and year to date ended September 30, 2019.

(3)	An expense of $18.6 million was recorded within CTU related to the FTC settlement for the year to date ended September 30, 2019.
(4)	An expense of $11.4 million was recorded within AIU related to the FTC settlement for the year to date ended September 30, 2019.
(5)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the impact of various versions of “borrower defense to repayment” regulations;
•	rulemaking by ED or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions;
•	the operating impact of the settlements with the U.S. Federal Trade Commission (“FTC”) and state attorneys general;
•	the success of our initiatives to improve student experiences, retention and academic outcomes;
•	the ability of our student admissions and advising functions to achieve anticipated operating performance;
•	our continued eligibility to participate in educational assistance programs for veterans and other military personnel;
•	the impact of the COVID-19 pandemic;
•	difficulties with integrating the acquired assets of Trident University International into AIU’s operations;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy.

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

OVERVIEW

Our academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our regionally accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Our universities offer students industry-relevant and career-focused degree programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

In 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”), a regionally accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the scope of the state licensure, accreditation and Department of Education approval of American InterContinental University, with Trident University relinquishing its accreditor and Department approvals. Trident University’s programs are now offered by AIU under the “Trident” name. The combined institution continues to serve existing and future students with a broader range of program offerings and resources.

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

We believe certain non-GAAP measures allow us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance, such as restructuring charges and significant legal reserves. In evaluating the use of non-GAAP measures, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of non-GAAP measures should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. A non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, operating income, earnings per diluted share, or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2020 Third Quarter Overview

Our third quarter of 2020 (“current quarter”) results reflected improvements in revenue and operating income as well as both new and total student enrollment growth as compared to the prior year quarter. In addition to underlying organic growth, the financial results for the current quarter were benefitted by the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”) in the current year. During the current quarter we continued to make targeted investments within our student support processes while executing against our objective of sustainable and responsible growth.

We completed the Trident acquisition during the first quarter of 2020 and we have continued our efforts to integrate Trident’s academic programs along with its students, faculty and staff into AIU’s operations. Trident’s academic model and its master’s and doctoral programs continue within AIU providing a diversification of educational learning models and programs to better serve students’ needs. Trident students and faculty will also benefit over time from American InterContinental University’s technology investments and operations support.

Total student enrollments increased 17.2% as of September 30, 2020 as compared to September 30, 2019 supported by an increase in new student enrollments of 17.5% for the current quarter as compared to the prior year quarter. This enrollment growth reflects both consistent levels of prospective student interest that were well served by our student enrollment processes as well as the Trident acquisition. We have also made investments to support remote work arrangements and upgrade our data center to enhance the security, stability and capacity of our IT infrastructure as well as further leveraged and applied our AI technology across a student’s academic life cycle which enables us to efficiently serve prospective students and customize our outreach and engagement with current students to help them stay and succeed in school. We believe our continued focus on student experiences, retention and academic outcomes, including the technology investments we have made, have contributed to this positive new and total student enrollment growth.

New student enrollments within CTU increased 5.2% for the third quarter of 2020 as compared to the prior year quarter, contributing to total student enrollment growth of 4.8% as of September 30, 2020 as compared to September 30, 2019. This enrollment growth was supported by: increased training and tenure of personnel within our admissions and advising functions which further improved the efficiency of our enrollment process that assists prospective students to be better prepared for school; a unique advising model which helps us evaluate student progress and grades on a regular basis, providing the opportunity for prompt and differentiated outreach to students; strong usage of the two-way chat function in the mobile app; and continued investments in technology and AI. Lastly, CTU continues to focus on its corporate partnership program, and an increase in student enrollments from corporate partnerships contributed to the increase in total student enrollments as of September 30, 2020.

Total student enrollments for AIU increased by 37.7% as of September 30, 2020 as compared to September 30, 2019 and new student enrollments increased 29.4% for the third quarter of 2020 as compared to the prior year quarter. These enrollment results reflect the Trident acquisition as well as organic student enrollment growth that was positively impacted by consistent levels of prospective student interest. Enrollment days were relatively comparable for the current quarter as compared to the prior year quarter for American InterContinental University. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter, and American InterContinental University’s quarterly enrollment results can be significantly impacted by its academic calendar. AIU’s organic enrollment growth was supported by a service model that is based on a student centric approach that focuses on proactive student engagement across all aspects of a student’s academic life cycle. Additionally, AIU is testing and evaluating a student retention model that is backed by data analytics and predictive modeling and which uses student characteristics such as previous education experience, degree preferences, transfer credit, etc. The model is expected to provide timely information about students that enables a targeted intervention which may benefit the student’s academic success.

Financial Highlights

Revenue for the third quarter of 2020 increased $14.2 million or 9.1% as compared to the prior year quarter, reflecting revenue growth at both CTU and AIU as a result of the positive enrollment results discussed above and, for AIU, the Trident acquisition. Operating income for the current quarter increased to $32.1 million as compared to operating income of $24.3 million for the prior year quarter. This improvement was primarily driven by reduced legal settlements within the current quarter as compared to the prior year quarter. The prior year quarter results included $7.1 million of expense related to the Oregon arbitration matter as compared to no significant legal settlements during the current quarter. Excluding the impact of the legal settlement, the operating income improvement reflects the revenue growth at CTU and AIU and reduced operating losses within Corporate and Other as well as pandemic-related savings associated with reduced employee insurance expenses, occupancy-related expenses, travel and events, partially offset with increased expenses relating to marketing as well as student-serving functions, increased performance-based stock compensation expense and increased bad debt expense. Lastly, we reported cash provided by operations for the current year to date of $137.8 million as compared to cash provided by operations of $85.4 million in the prior year to date. The current year to date cash provided by operations was driven by the positive operating results at both CTU and AIU and timing of Title IV Program funds received in January 2020, partially offset with a settlement payment related to the Oregon arbitration matter and annual and long-term incentive compensation payments.

Revenue within our CTU segment increased $2.9 million or 3.1% for the third quarter of 2020 as compared to the prior year quarter reflecting the increase in new and total student enrollments. Operating income for CTU increased to $33.0 million for the current quarter as compared to operating income of $29.9 million in the prior year quarter driven by the increase in revenue for the current quarter as well as cost efficiences achieved and reduced expenses associated with pandemic-related savings, partially offset with increased expenses relating to marketing and student-serving functions.

Revenue within our AIU segment increased $11.1 million or 18.9% for the third quarter of 2020 as compared to the prior year quarter driven by the Trident acquisition. Operating income for AIU decreased by $1.8 million to $5.5 million for the current quarter as compared to the prior year quarter driven by increased marketing expense to serve prospective student interest as well as an increase in bad debt expense in the current quarter as compared to the prior year quarter. The prior year quarter bad debt expense was positively impacted by timing factors often associated with this expense.

Within our Corporate and Other category, operating loss of $6.4 million improved by $6.5 million compared to an operating loss of $13.0 million in the prior year quarter. The prior year quarter included $7.1 million of legal settlement expense related to the Oregon arbitration matter as compared to no legal settlement expense in the current quarter. Excluding the legal settlement expense, Corporate and Other costs increased primarily driven by expense associated with performance-based stock compensation.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $36.3 million for the current quarter as compared to $34.0 million in the prior year quarter with the improvement primarily driven by revenue gowth at both universities along with pandemic related cost savings partially offset with increased expenses related to student-serving functions and marketing, increased performance-based stock compensation expense and increased bad debt expense.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended September 30, 2020 and 2019 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL		ACTUAL
	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Operating Income	2020 (8)	2019	2020 (8)	2019
Total Company
Operating income	$32,074	$24,294	$106,745	$54,449
Depreciation and amortization	3,995	2,284	10,785	6,752
Asset impairment (1)	-	-	612	-
Lease expenses for vacated space (2)	270	295	689	1,453
Significant legal settlements (3)	-	7,100	-	37,100
Adjusted Operating Income -- Total Company	$36,339	$33,973	$118,831	$99,754

	ACTUAL		ACTUAL
	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Earnings Per Diluted Share	2020 (8)	2019	2020 (8)	2019
Total Company
Reported Earnings Per Diluted Share	$0.56	$0.25	$1.36	$0.59
Pre-tax adjustments included in operating expenses:
Amortization (4)	0.01	-	0.02	-
Asset impairment (1)	-	-	0.01	-
Lease expenses for vacated space (2)	-	-	0.01	0.02
Significant legal settlements (3)	-	0.10	-	0.52
Total pre-tax adjustments	$0.01	$0.10	$0.04	$0.54
Tax effect of adjustments (5)	-	(0.02)	(0.01)	(0.06)
Tax effect of change in settlement deductibility (6)	-	0.02	-	(0.03)
Release of valuation allowance (7)	(0.22)	-	(0.22)	-
Total adjustments after tax	(0.21)	0.10	(0.19)	0.45
Adjusted Earnings Per Diluted Share -- Total Company	$0.35	$0.35	$1.17	$1.04

_________________

(1)	Asset impairment relates to a right of use asset for one of our vacated facilities for which the sublease income was deemed no longer recoverable.
(2)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income for closed campuses.
(3)	Significant legal settlements relate to the FTC and Oregon arbitration matters recorded during 2019.
(4)	Amortization amounts relate to definite-lived intangible assets associated with the Trident acquisition.
(5)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments. There is no tax effect applied to the adjustment related to the release of the valuation allowance as this is an adjustment for income tax.

(6)

A legal settlement of $30.0 million related to the FTC matter was an adjustment from operating income during the second quarter of 2019 to calculate adjusted operating income. However, only $6.7 million of this adjustment met the criteria for tax deductibility during the second quarter of 2019. During the fourth quarter of 2019, an additional $23.0 million related to the FTC settlement met the criteria to be deductible for tax purposes. This amount was previously considered a non-deductible permanent item for tax purposes through September 30, 2019. As a result, the tax benefit of the change in deductibility for the $23.0 million, reflected during the fourth quarter of 2019 has been adjusted to fully reflect the proportional impact of the tax non-deductibility on the third quarter of 2019. The impact of the non-deductibility was not proportionally reflected in the originally reported adjusted earnings per diluted share which would have increased by $0.02 for the quarter ended September 30, 2019 and decreased by $0.03 for the year to date ended September 30, 2019. The third quarter and year to date ended September 30, 2019 now reflect this adjustment. For the full year 2019, approximately $29.7 million was considered deductible for tax purposes. The quarterly reversals and adjustments of the proportional impacts of the non-deductibility had no effect for the full year 2019.

(7)

This relates to the release of a valuation allowance in the amount of $16.0 million as a result of the current determination that it is more likely than not that the Company will utilize its deferred tax assets associated with the portion of the foreign tax credit carryforward supported by an Overall Domestic Loss account balance.

(8)	2020 results include the Trident acquisition commencing on the March 2, 2020 date of acquisition.

COVID-19 Pandemic

The COVID-19 pandemic has impacted economies and various industries worldwide in 2020. The analysis of the overall impact of COVID-19 on various businesses, markets and economies continues to be assessed as this pandemic is unprecedented during our recent history. We continue to monitor the impact of COVID-19 on our educational institutions’ operations, including the impact on our students, employees and third-party service vendors. While we have not experienced any material disruptions to date, it is impossible to predict all of the effects and the ultimate impact that COVID-19 may have on our business and results of operations due to uncertainties, including the severity and duration of the outbreak, governmental, regulatory, business or other actions, the effect on our students, impacts on our third-party service vendors and current and potential corporate partners, and other changes to our operations as a result of COVID-19.

The health and well-being of our students, employees and communities remain our top priority and during the third quarter, we continued to operate in a remote environment as a result of the COVID-19 pandemic with all of our students taking classes online and our employees working remote, supported by our scalable and innovative technology infrastructure. Additionally, we continue to provide our employees with support and resources during this critical time so that they have the tools and information they need to continue supporting our students. Our benefit programs provide support for employees during the COVID-19 pandemic and leaves are also available to eligible employees through the Family Medical Leave Act (FMLA), the Americans with Disabilities Act (ADA), other applicable state leave laws and/or the Company’s short-term disability, long-term disability or personal leave benefits.

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

Regulatory Updates

AIU System. Effective November 5, 2020, AIU implemented a university system model, the American InterContinental University System (the “AIU System” or “AIU”), which is comprised of two universities: American InterContinental University and Trident University International (“Trident” or “TUI”). The system structure provides a new framework for American InterContinental University and Trident to continue to serve their unique student populations while benefitting from one university system. Although both universities will operate under a shared governance structure and have a common mission, the system structure will allow each to retain its name, and customize its programs and instructional and student service models to the needs of its unique student populations. Institutional accreditation and approval by ED will continue at the AIU System level.

Cohort Default Rates. In late September 2020, ED released the official three-year cohort default rates for the 2017 cohort. Both CTU and AIU had cohort default rates under the 30% threshold for the 2017 cohort, with the rates for both institutions showing improvement from the prior year cohort.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2017	2016	2015
American InterContinental University (1)
Chandler, AZ (Online) (Atlanta, GA and Houston, TX)	18.8%	19.2%	19.7%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	18.5%	18.8%	19.5%

(1)	Cohort default rates for American InterContinental University do not include results associated with Trident University.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information about cohort default rates and ED’s related standards.

Class Action Against ED Regarding Borrower Defense to Repayment Claims. In April 2020, ED agreed to a proposed class action settlement in Theresa Sweet, et al. v. Elisabeth DeVos, et al., which relates to borrower defense claims made by former students at various educational institutions. In October 2020, the court denied approval of the proposed class settlement and ordered that discovery in the case shall resume. The outcome of this class action lawsuit and whether there is any related impact to the Company is uncertain. For more information about the borrower defense to repayment regulations and the risks associated therewith, see Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ‘Borrower defense to repayment’ regulations, including closed school discharges, may subject us to significant repayment liability to ED for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

2020 Outlook

We are providing the following updated outlook, subject to the key assumptions identified below. Please see the GAAP to non-GAAP reconciliation for adjusted operating income and adjusted earnings per diluted share below for further details.

The outlook reflects our expectation of achieving growth in new and total student enrollments at both CTU and AIU for the fourth quarter and full year 2020.

•	Full year 2020 – total company:
o	Operating income in the range of $137.5 million to $139.0 million
o	Adjusted operating income in the range of $154.0 million to $155.5 million
o	Earnings per diluted share in the range of $1.69 to $1.71
o	Adjusted earnings per diluted share in the range of $1.51 to $1.53
•	Fourth quarter 2020 – total company:
o	Operating income in the range of $30.8 million to $32.3 million
o	Adjusted operating income in the range of $35.2 million to $36.7 million
o	Earnings per diluted share in the range of $0.33 to $0.34
o	Adjusted earnings per diluted share in the range of $0.34 to $0.35

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending December 31,		For the Year Ending December 31,
(Dollars In Thousands, unless otherwise noted)	2020 (8)	2019	2020 (8)	2019
Total Company:
Operating income	$30.8M - $32.3M	$32,013	$137.5M - $139.0M	$86,462
Depreciation and amortization (1)	4.2M	2,393	15.0M	9,145
Asset impairment (2)	-	-	0.6M	-
Lease expenses for vacated space (3)	0.2M	177	0.9M	1,630
Significant legal settlements (4)	-	-	-	37,100
Adjusted Operating Income	$35.2M - $36.7M	$34,583	$154.0M - $155.5M	$134,337

	OUTLOOK	ACTUAL	OUTLOOK	ACTUAL
	For the Quarter Ending December 31,		For the Year Ending December 31,
	2020 (8)	2019	2020 (8)	2019
Total Company:
Reported Earnings Per Diluted Share	$0.33 - $0.34	$0.38	$1.69 - $1.71	$0.97

Pre-tax adjustments included in operating expenses:
Amortization (1)	0.01	-	0.04	-
Asset impairment (2)	-	-	0.01	-
Lease expenses for vacated space (3)	-	-	0.01	0.02
Significant legal settlements (4)	-	-	-	0.51
Total pre-tax adjustments	$0.01	$-	$0.06	$0.53
Tax effect of adjustments (5)	-	-	(0.02)	(0.13)
Tax effect of change in settlement deductibility (6)	-	(0.05)	-	-
Release of valuation allowance (7)	-	-	(0.22)	-
Total adjustments after tax	0.01	(0.05)	(0.18)	0.40
Adjusted Earnings Per Diluted Share	$0.34 - $0.35	$0.33	$1.51 - $1.53	$1.37

_______________________

Amortization amounts relate to definite-lived intangible assets associated with the Trident acquisition.

(1)Amortization amounts relate to definite-lived intangible assets associated with the Trident acquisition.

(2)	Asset impairment relates to a right of use asset for one of our vacated facilities for which the sublease income was deemed no longer recoverable.
(3)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income for closed campuses.
(4)	Significant legal settlements relate to the FTC and Oregon arbitration matters recorded during 2019.
(5)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments. There is no tax effect applied to the adjustment related to the release of the valuation allowance as this is an adjustment for income tax.

(6)A legal settlement of $30.0 million related to the FTC matter was an adjustment from operating income during the second quarter of 2019 to calculate adjusted operating income. However, only $6.7 million of this adjustment met the criteria for tax deductibility during the second quarter of 2019. During the fourth quarter of 2019, an additional $23.0 million related to the FTC settlement met the criteria to be deductible for tax purposes. This amount was previously considered a non-deductible permanent item for tax purposes through September 30, 2019. As a result, the tax benefit of the change in deductibility for the $23.0 million, reflected during the fourth quarter of 2019 has been adjusted to fully reflect the proportional impact of the tax non-deductibility on the second and third quarters of 2019. For the full year 2019, approximately $29.7 million was considered deductible for tax purposes. The quarterly reversals and adjustments of the proportional impacts of the non-deductibility had no effect for the full year 2019.

(7)

This relates to the release of a valuation allowance in the amount of $16.0 million as a result of the current determination that it is more likely than not that the Company will utilize its deferred tax assets associated with the portion of the foreign tax credit carryforward supported by an Overall Domestic Loss account balance.

(8)	2020 results include the Trident acquisition commencing on the March 2, 2020 date of acquisition.

Forward looking adjusted operating income and adjusted earnings per diluted share are presented in the reconciliation of GAAP to non-GAAP tables above. Operating income, which is the most directly comparable GAAP measure to adjusted operating income, and earnings per diluted share may not follow the same trends stated in the outlook above because of adjustments made for certain significant and non-cash items such as lease expenses for vacated space offset with any sublease income as well as depreciation, amortization, asset impairment charges, significant restructuring charges and significant legal settlements. The operating income, adjusted operating income, earnings per share, adjusted earnings per share and enrollment outlook provided above for 2020 are based on the following key assumptions and factors, among others: (i) prospective student interest in the Company’s programs remains consistent with recent experience, (ii) initiatives and investments in student-serving operations continue to positively impact enrollment trends, (iii) no material changes in the current legal or regulatory environment, and excludes legal and regulatory liabilities and other related impacts which are not probable and estimable at this time, and any impact of new or proposed regulations, including the “borrower defense to repayment” regulations, (iv) no significant operating impacts from the settlements with the FTC and state attorneys general or other legal or regulatory matters, (v) no significant operating or financial impacts from the COVID-19 pandemic beyond known costs which have been incorporated in the outlook, (vi) earnings per diluted share outlook assumes an effective income tax rate of approximately 26% for the fourth quarter and approximately 15% for the full year, and (vii) any future impact from the Company’s stock repurchase program is excluded. Although these estimates and assumptions are based upon management’s good faith beliefs regarding current and future circumstances and actions that may be undertaken, actual results could differ materially from these estimates. In addition, decisions we make in the future as we continue to evaluate diverse strategies to enhance shareholder value may impact the outlook provided above.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2020 and 2019 (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2020	% of Total Revenue	2019	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
TOTAL REVENUE	$169,126		$154,959		$516,155		$469,253
OPERATING EXPENSES
Educational services and facilities (1)	27,562	16.3%	25,318	16.3%	83,149	16.1%	76,995	16.4%
General and administrative: (2)
Advertising	39,121	23.1%	35,354	22.8%	109,140	21.1%	99,212	21.1%
Admissions	24,802	14.7%	23,435	15.1%	74,163	14.4%	69,713	14.9%
Administrative	30,053	17.8%	35,386	22.8%	94,855	18.4%	130,090	27.7%
Bad debt	11,519	6.8%	8,888	5.7%	36,706	7.1%	32,042	6.8%
Total general and administrative expense	105,495	62.4%	103,063	66.5%	314,864	61.0%	331,057	70.5%
Depreciation and amortization	3,995	2.4%	2,284	1.5%	10,785	2.1%	6,752	1.4%
Asset impairment	-	0.0%	-	0.0%	612	0.1%	-	0.0%
OPERATING INCOME	32,074	19.0%	24,294	15.7%	106,745	20.7%	54,449	11.6%

PRETAX INCOME	32,755	19.4%	26,046	16.8%	109,952	21.3%	59,422	12.7%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(7,206)	-4.3%	7,653	4.9%	12,670	2.5%	16,362	3.5%
Effective tax rate	-22.0%		29.4%		11.5%		27.5%

INCOME FROM CONTINUING OPERATIONS	39,961	23.6%	18,393	11.9%	97,282	18.8%	43,060	9.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(21)	0.0%	(159)	-0.1%	(69)	0.0%	(594)	-0.1%
NET INCOME	$39,940	23.6%	$18,234	11.8%	$97,213	18.8%	$42,466	9.0%

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

Revenue

Current quarter and year to date revenue increased by 9.1% or $14.2 million and 10.0% or $46.9 million, respectively, as compared to the prior year periods supported by a 17.2% increase as of September 30, 2020 in total student enrollments as compared to the prior year period. CTU’s and AIU’s new and total student enrollments are discussed in the segment results of operations section below. The current quarter and year to date revenue increase was also benefitted by the Trident acquisition.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2020	% of Total Revenue	2019	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
Educational services and facilities:
Academics & student related	$22,654	13.4%	$19,473	12.6%	$67,367	13.1%	$58,887	12.5%
Occupancy	4,908	2.9%	5,845	3.8%	15,782	3.1%	18,108	3.9%
Total educational services and facilities	$27,562	16.3%	$25,318	16.3%	$83,149	16.1%	$76,995	16.4%

The educational services and facilities expense for the current quarter and year to date increased by 8.9% or $2.2 million and 8.0% or $6.2 million, respectively, as compared to the prior year periods. The increase was driven by academics and student related expense which increased for the current quarter and year to date by 16.3% or $3.2 million and 14.4% or $8.5 million, respectively, as compared to the prior year periods, primarily as a result of the Trident acquisition. Occupancy expense for the current quarter and year to date improved by 16.0% or $0.9 million and 12.8% or $2.3 million, respectively, as compared to the prior year periods, primarily driven by decreases associated with our closed campuses as those leased facilities reach the end of their lease terms, as well as reduced expenses within CTU primarily due to a reduction in property taxes for one of our facilities.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2020	% of Total Revenue	2019	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
General and administrative:
Advertising	$39,121	23.1%	$35,354	22.8%	$109,140	21.1%	$99,212	21.1%
Admissions	24,802	14.7%	23,435	15.1%	74,163	14.4%	69,713	14.9%
Administrative	30,053	17.8%	35,386	22.8%	94,855	18.4%	130,090	27.7%
Bad debt	11,519	6.8%	8,888	5.7%	36,706	7.1%	32,042	6.8%
Total general and administrative expense	$105,495	62.4%	$103,063	66.5%	$314,864	61.0%	$331,057	70.5%

The general and administrative expense for the current quarter increased by 2.4% or $2.4 million as compared to the prior year quarter. The current quarter increases were primarily related to increases in advertising, bad debt and admissions expenses, which was partially offset with a reduction in administrative expense. The year to date total general and administrative expense improved by 4.9% or $16.2 million, as compared to the prior year period. This improvement was primarily driven by a decrease in administrative expense which more than offset increased advertising, bad debt and admissions expenses.

The decreased administrative expense for the current quarter and year to date was due to the prior year legal settlement of $7.1 million recorded in the third quarter of 2019 for the Oregon arbitration matter and $37.1 million recorded for the prior year to date, which included $30.0 million related to the FTC matter in addition to the Oregon arbitration matter. The advertising expense for the current quarter and year to date increased by 10.7% or $3.8 million and 10.0% or $9.9 million, respectively, as compared to the prior year periods, partially due to the Trident acquisition as well as investments made to identify and serve prospective student interest. As a percentage of revenue, advertising expense increased by 30 basis points for the current quarter and remained relatively flat for the current year to date as compared to the prior year period. Admissions expense increased by 5.8% or $1.4 million for the current quarter as compared to the prior year period primarily as a result of the Trident acquisition and increased 6.4% or $4.5 million for the current year to date as compared to the prior year period primarily due to the Trident acquisition as well as increased staffing to support the prospective student interest we are experiencing.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Quarter Ended September 30,				For the Year to Date Ended September 30,
	2020	% of Segment Revenue	2019	% of Segment Revenue	2020	% of Segment Revenue	2019	% of Segment Revenue
Bad debt expense:
CTU	$5,401	5.5%	$4,973	5.2%	$18,039	6.0%	$16,602	5.7%
AIU	6,139	8.8%	3,951	6.7%	18,733	8.8%	15,425	8.6%
Total University Group	11,540	6.8%	8,924	5.8%	36,772	7.1%	32,027	6.8%
Corporate and Other	(21)	NM	(36)	NM	(66)	NM	15	NM
Total bad debt expense	$11,519	6.8%	$8,888	5.7%	$36,706	7.1%	$32,042	6.8%

Bad debt expense increased by 29.6% or $2.6 million and 14.6% or $4.7 million for the current quarter and year to date, respectively, as compared to the prior year periods. The increased bad debt expense within both CTU and AIU for the current quarter and year to date reflects increases in reserve rates and student receivables balances as compared to the prior year. In addition, for AIU, the prior year quarter bad debt expense was positively impacted by timing factors often associated with this expense. We regularly monitor our reserve rates, which includes a review of our analysis of historical student receivable collectability which we update quarterly based on the most recent data available, along with current known factors which we believe could affect future collectability of our student receivables, including the number of students that do not complete the financial aid process. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV process so that they are better prepared to start school. Lastly, we have focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Asset Impairment

For the current year to date, we recorded $0.6 million of asset impairment related to one of our previously vacated leased facilities as a result of non-payment from the sub-lessee. We determined that the right of use asset carrying value was not recoverable through the end of the lease for this facility.

Operating Income

Operating income increased by 32.0% or $7.8 million and 96.0% or $52.3 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter and year to date improvement was primarily driven by reduced legal settlements as compared to the prior year periods. The prior year quarter and year to date operating results included $7.1 million and $37.1 million of legal settlements, respectively, related to the Oregon arbitration and FTC matters as compared to no significant legal settlements recorded during the current quarter and year to date. Additionally, operating income for the current quarter and year to date benefitted from increased revenue of $14.2 million and $46.9 million, respectively, as compared to the prior year periods, reduced operating losses within Corporate and Other for the current quarter and year to date and pandemic-related cost savings, which more than offset the increases in advertising, academics and student related, admissions and bad debt expenses.

Provision for Income Taxes

For the quarter and year to date ended September 30, 2020, we recorded a benefit from income taxes of $7.2 million and a provision for income taxes of $12.7 million, respectively, as compared to a provision for income taxes of $7.7 million and $16.4 million for the respective prior year periods. The effective tax rate for the current quarter and year to date was primarily impacted by a valuation allowance release of $16.0 million related to the portion of our foreign tax credit carryforward supported by an Overall Domestic Loss account balance, which was determined to be more likely than not to be realized. This decreased the effective rate for the current quarter and current year to date by 49.0% and 14.6%, respectively. The effective tax rate for the year to date ended September 30, 2020 also reflects a 0.6% net benefit attributable to the tax-effect of stock-based compensation and the release of previously recorded tax reserves. The effective tax rate for the quarter and year to date ended September 30, 2019 reflects the tax effect of the partial non-deductibility of the FTC settlement, which increased the effective tax rate for the quarter and year to date by 5.7% and 6.5%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2019 includes the impact of stock-based compensation and net adjustments which increased the state deferred tax asset. The 2019 year to date effective rate was also impacted by the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarter and year to date ended September 30, 2019 by 2.4% and 4.8%, respectively. For the full year 2020, we expect our effective tax rate to be between 15.0% and 15.5%. We expect to use all of the $109.7 million of federal net operating loss carryforwards in 2020. Any federal income tax liability for 2020 resulting from the residual amount of federal taxable income after application of the federal net operating loss carryforward will be fully offset by a foreign tax credit carryforward.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2020	2019	% Change	2020	2019	% Change	2020	2019
REVENUE:
CTU	$98,985	$96,038	3.1%	$32,993	$29,926	10.2%	33.3%	31.2%
AIU (1)	70,048	58,907	18.9%	5,513	7,341	-24.9%	7.9%	12.5%
Total University Group	169,033	154,945	9.1%	38,506	37,267	3.3%	22.8%	24.1%
Corporate and other (2)	85	-	NM	(6,063)	(4,758)	-27.4%	NM	NM
Closed campuses (3)	8	14	NM	(369)	(8,215)	95.5%	NM	NM
Total Corporate and Other	93	14	NM	(6,432)	(12,973)	50.4%	NM	NM
Total	$169,126	$154,959	9.1%	$32,074	$24,294	32.0%	19.0%	15.7%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2020	2019	% Change	2020	2019	% Change	2020	2019
REVENUE:
CTU (4)	$302,766	$289,650	4.5%	$100,688	$71,730	40.4%	33.3%	24.8%
AIU (1) (5)	213,279	179,559	18.8%	25,365	11,436	121.8%	11.9%	6.4%
Total University Group	516,045	469,209	10.0%	126,053	83,166	51.6%	24.4%	17.7%
Corporate and other (2)	85	-	NM	(17,551)	(15,916)	-10.3%	NM	NM
Closed campuses (3)	25	44	NM	(1,757)	(12,801)	86.3%	NM	NM
Total Corporate and Other	110	44	NM	(19,308)	(28,717)	32.8%	NM	NM
Total	$516,155	$469,253	10.0%	$106,745	$54,449	96.0%	20.7%	11.6%

_____________________

(1)	AIU’s current quarter and year to date include results of operations for the Trident acquisition commencing on the March 2, 2020 date of acquisition.
(2)	Amounts that were historically reported within Corporate and Other prior to the segment change as of January 1, 2019.
(3)	An expense of $7.1 million was recorded within Closed campuses related to the Oregon arbitration matter for the quarter and year to date ended September 30, 2019.
(4)	An expense of $18.6 million was recorded within CTU related to the FTC settlement for the year to date ended September 30, 2019.
(5)	An expense of $11.4 million was recorded within AIU related to the FTC settlement for the year to date ended September 30, 2019.

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

	NEW STUDENT ENROLLMENTS						TOTAL STUDENT ENROLLMENTS
	For the Quarter Ended September 30,			For the Year to Date Ended September 30,			As of September 30,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
CTU	6,840	6,500	5.2%	19,960	18,350	8.8%	24,000	22,900	4.8%
AIU (1)	8,680	6,710	29.4%	20,400	15,330	33.1%	19,000	13,800	37.7%
Total	15,520	13,210	17.5%	40,360	33,680	19.8%	43,000	36,700	17.2%

_______________

(1)	AIU includes new and total student enrollments relating to the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of September 30, 2020.

CTU. Current quarter and year to date revenue increased by 3.1% or $2.9 million and 4.5% or $13.1 million, respectively, as compared to the prior year periods. CTU experienced positive new student enrollment growth for the current quarter and year to date of 5.2% and 8.8%, respectively, as compared to the prior year periods, and increased total student enrollments by 4.8% as of the end of the quarter as compared to the prior year quarter. We believe this growth was supported by consistent levels of prospective student interest which were well served by CTU’s student enrollment processes and technology enhancements. Also contributing to the increase in total student enrollments was growth within the corporate partnership program.

Current quarter and year to date operating income for CTU increased by 10.2% or $3.1 million and 40.4% or $29.0 million, respectively, as compared to the prior year periods, primarily due to the increase in revenue discussed above as well as improved operating margins for both the current quarter and year to date as compared to the respective prior year periods. The current year to date improvement also benefited from lower legal settlement expense as compared to the prior year period, which included $18.6 million of expense related to the FTC settlement. The result of improved operating efficiencies and reduced expenses associated with pandemic-related savings more than offset the increased bad debt and advertising expenses for the current quarter and current year to date as compared to the prior year periods as well as increased academics and admissions expenses for the current year to date as compared to the prior year periods.

AIU. Current quarter and year to date revenue increased by 18.9% or $11.1 million and 18.8% or $33.7 million, respectively, as compared to the prior year periods. AIU experienced positive new student enrollment growth for the current quarter and year to date of 29.4% and 33.1%, respectively, as compared to the prior year periods, and positive total student enrollment growth of 37.7% as of the end of the quarter as compared to the prior year quarter end. These enrollment results reflect the Trident acquisition as well as organic student enrollment growth. Enrollment days were relatively comparable for the current quarter and year to date as compared to the respective prior year periods for American InterContinental University. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter, and American InterContinental University’s quarterly enrollment results can be significantly impacted by its academic calendar. We believe AIU’s new and total student enrollments were also positively impacted by consistent levels of prospective student interest that were well served by AIU’s student support functions.

Current year to date operating income for AIU increased by 121.8% or $13.9 million as compared to the prior year period, driven by the increase in revenue discussed above, an improved operating margin and decreased administrative expense primarily related to lower legal settlement expense in the current year to date as compared to the prior year period, which more than offset the increase in academics, advertising, admissions and bad debt expense. Operating income for AIU decreased by $1.8 million to $5.5 million for the current quarter as compared to the prior year quarter driven by increased marketing expense to serve prospective student interest as well as an increase in bad debt expense in the current quarter as compared to the prior year quarter.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter and year to date improved by 50.4% or $6.5 million and 32.8% or $9.4 million, respectively, as compared to the prior year periods, primarily as a result of decreased settlement expense associated with our closed campuses as the prior year quarter and year to date included $7.1 million of legal settlement expense related to the Oregon arbitration matter, partially offset with increased performance-based stock compensation expense within Corporate for the current quarter and year to date as compared to the respective prior year periods.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2020, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $367.7 million. Restricted cash as of September 30, 2020 was $4.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Trident acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during 2020. The expectation is based upon, and subject to, the key assumptions and factors discussed above in this MD&A under the heading “2020 Outlook.” We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit agreement allows us to borrow up to a maximum amount of $50.0 million and is scheduled to mature on January 20, 2022. The credit agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and marketable securities in our domestic accounts with the bank of at least $50.0 million at all times. Amounts borrowed under the credit agreement are required to be 100% secured with deposits of cash and marketable securities with the bank. Under the credit agreement, the Company’s ability to make restricted payments, including payments in connection with an acquisition or a repurchase of shares of our common stock, is subject to aggregate limitations which vary during the term of the credit agreement. Taking into consideration restricted payments made by the Company during the term of the credit agreement, the Company may make up to an additional $38.3 million of restricted payments through December 27, 2020. In addition, during this same period, the Company may also make up to an additional $61.1 million of restricted payments in connection with permitted acquisitions, subject to an aggregate cap of $125.0 million for acquisitions during the term of the credit agreement. Any restricted payments in excess of these permitted amounts would require consent of the applicable parties pursuant to the credit agreement.

We will continue to maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while prudently investing in organic growth projects at our universities, such as student-serving initiatives, and evaluating diverse strategies to enhance shareholder value, including share repurchases and acquisitions of quality educational institutions or programs. As we evaluate factors when making determinations regarding capital allocation, we will also consider the COVID-19 pandemic and its related impacts. Ultimately, our goal is to deploy resources in a way that drives long term shareholder value while supporting and enhancing the academic value of our institutions.

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program expires on December 31, 2021. Since the November 4, 2019 inception date, the Company repurchased approximately 1.6 million shares for $21.7 million, of which less than 0.1 million shares of our common stock were repurchased for approximately $0.6 million during the quarter ended September 30, 2020. See Note 12 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for more information about this stock repurchase program.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University. The final purchase price for the acquisition, including post-closing purchase price and working capital adjustments, was $43.8 million, based in part on Trident University’s financial results measured in terms of its revenue and EBITDA (as determined pursuant to the purchase agreement for the transaction) during the 12-month period ended December 31, 2019. The initial cash payment of $38.1 million was made on the date of acquisition. As mentioned above, approximately $4.0 million of this amount is held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the purchase agreement, and is reflected as restricted cash on our condensed consolidated balance sheet as of September 30, 2020. We paid an additional $5.7 million during July 2020 related to the final post-closing purchase price and working capital adjustments. This amount was funded with the Company’s available cash balances.

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
Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2020 and 2019, net cash flows provided by operating activities totaled $137.8 million and $85.4 million, respectively. The improvement in cash flow from operations as compared to the prior year quarter is primarily driven by the improved revenue at both CTU and AIU as well as timing of receipt of $39.3 million of Title IV Program funds during the current period that historically was received in the fourth quarter of the prior year.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the year ended December 31, 2019, approximately 79% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. For the year to date ended September 30, 2020, this percentage increased as a result of the timing of Title IV Program funds received in January 2020. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the years to date ended September 30, 2020 and 2019, net cash flows used in investing activities totaled $167.5 million and $39.3 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $120.2 million and $36.1 million for the years to date ended September 30, 2020 and 2019, respectively.

Business acquisition. During the year to date ended September 30, 2020, the Company completed the Trident acquisition and made a cash payment of $39.8 million. See Note 3 “Business Acquisition” for further information.

Capital Expenditures. Capital expenditures increased to $7.5 million for the year to date ended September 30, 2020 as compared to $3.2 million for the year to date ended September 30, 2019. Capital expenditures represented approximately 1.0% of total revenue for each of the years to date ended September 30, 2020 and 2019. For the full year 2020, we expect capital expenditures to be approximately 1.5% of revenue.

Financing Cash Flows

During the years to date ended September 30, 2020 and 2019, net cash flows used in financing activities totaled $16.8 million and $1.4 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $0.9 million for the year to date ended September 30, 2020 and $2.7 million for the year to date ended September 30, 2019.

Repurchase of Stock. During the year to date ended September 30, 2020, we repurchased 1.3 million shares of our common stock for approximately $17.9 million at an average price of $13.53 per share. Repurchases of stock during the current year were funded by cash generated from operating activities and existing cash balances.

Credit Agreement. On December 27, 2018, we entered into a $50.0 million credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender and letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The revolving credit facility under the credit agreement is scheduled to mature on January 20, 2022. Amounts borrowed under the credit agreement are required to be 100% secured with cash and marketable securities with the bank. The credit agreement, which includes certain financial covenants, requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. As of September 30, 2020 we had no outstanding borrowings under the revolving credit facility and we remain in compliance with the covenants of the credit agreement.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2019 to September 30, 2020 were as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$367,730	$294,175	25%
Student receivables, net	37,554	55,018	-32%
NON-CURRENT ASSETS:
Goodwill	118,312	87,356	35%
Intangible assets, net	16,356	7,900	107%
Deferred income tax assets, net	49,284	60,169	-18%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	19,350	27,616	-30%
Deferred revenue	29,303	24,647	19%
NON-CURRENT LIABILITIES:
Other non-current liabilities	17,312	11,647	49%
STOCKHOLDERS' EQUITY
Treasury stock	(246,071)	(227,315)	8%

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

Deferred income tax assets, net: The decrease reflects the usage of deferred tax assets associated with the offset of income taxes payable, which was partially offset by the release of a valuation allowance previously maintained against the portion of the foreign tax credit carryforward supported by an Overall Domestic Loss account balance.

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

          Treasury stock: The increase is driven primarily by the repurchase of the Company’s common stock during the current year for approximately $17.9 million.

Contractual Obligations

As of September 30, 2020, future minimum cash payments under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2020 (3)	2021	2022	2023 Through 2025	2026 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$1,943	$13,777	$12,938	$22,225	$15,068	$65,951
Closed campuses	543	1,065	-	-	-	1,608
Total gross operating lease obligations	$2,486	$14,842	$12,938	$22,225	$15,068	$67,559

Sublease income
Ongoing operations (2)	$99	$758	$777	$330	$-	$1,964
Closed campuses	169	309	-	-	-	478
Total sublease income	$268	$1,067	$777	$330	$-	$2,442

Net operating lease obligations
Ongoing operations (2)	$1,844	$13,019	$12,161	$21,895	$15,068	$63,987
Closed campuses	374	756	-	-	-	1,130
Total net contractual lease obligations	$2,218	$13,775	$12,161	$21,895	$15,068	$65,117

(1)

Amounts exclude certain costs associated with real estate leases, such as expense for common area maintenance (i.e., “CAM”) and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances.

(2)	Amounts relate to ongoing operations which include CTU, AIU and Corporate.
(3)	Amounts provided are for liabilities as of September 30, 2020.

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

Interest Rate and Foreign Currency Exposure

We manage interest rate risk by investing excess funds in cash equivalents and available for sale investments bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2020, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of September 30, 2020, we had no outstanding borrowings under this facility.

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

Our financial instruments are recorded at their fair values as of September 30, 2020 and December 31, 2019. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings or to foreign currency fluctuations is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2019				$46,120,484
January 1, 2020—January 31, 2020	-	$-	-	46,120,484
February 1, 2020—February 29, 2020	400,000	15.43	400,000	39,941,707
March 1, 2020—March 31, 2020	945,973	12.50	883,642	28,786,211
April 1, 2020—April 30, 2020	-	-	-	28,786,211
May 1, 2020—May 31, 2020	-	-	-	28,786,211
June 1, 2020—June 30, 2020	147	15.85	-	28,786,211
July 1, 2020—July 31, 2020	-	-	-	28,786,211
August 1, 2020—August 31, 2020	36,188	15.31	36,188	28,231,593
September 1, 2020—September 30, 2020	16,932	12.02	-	28,231,593
Total	1,399,240		1,319,830

(1)

Includes 26,622 and 52,788 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Company’s 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)	On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million which expires December 31, 2021.
Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: November 5, 2020	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)