Form 10-K
period 2020-12-31
PERDOCEO EDUCATION Corp
filed 2021-02-24
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $15.93 per share closing sale price of the Registrant’s common stock on June 30, 2020 (the last business day of the Registrant’s most recently completed second quarter), was approximately $923,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 16, 2021, the number of outstanding shares of Registrant’s common stock was 70,062,364.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

OVERVIEW

Perdoceo Education Corporation (“Perdoceo” or “PEC”), formerly known as Career Education Corporation, assumed its new name effective January 1, 2020. Perdoceo in Latin means “to teach, inform, or instruct thoroughly” and reflects the Company’s commitment through its academic institutions to providing a quality postsecondary education to students. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Our universities offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”), an accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the AIU segment, preserving the “Trident” name and programs as part of American InterContinental University’s operations. Results of operations related to the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”) are included in the audited consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisition” for further information.

Effective November 5, 2020, AIU implemented a university system model, the American InterContinental University System, which is comprised of two universities: American InterContinental University and Trident University International (“Trident” or “TUI”). The system structure provides a new framework for American InterContinental University and Trident to continue to serve their unique student populations while benefitting from one university system. Although both universities will operate under a shared governance structure and have a common mission, the system structure will allow each to retain its name, and customize its programs and instructional and student service models to the needs of its unique student populations.

Discussion of business operations, trends and key drivers of operating results will focus on American InterContinental University, which represents a majority of the AIU System and AIU reporting segment. Specific references will be made to Trident when material to the disclosure or necessary to understand the overall discussion.

CTU is committed to providing industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as the employer’s needs for a well-educated workforce. The university offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice.

AIU is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult or other non-traditional learners and the military community. AIU places emphasis on the educational, professional and personal growth of each student, and pursues this aim with a commitment to institutional integrity and ethics. AIU offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice.

We refer to CTU and AIU collectively as our University Group.

Substantially all of the students attending our institutions reside within the United States of America.

Campus Locations

Our institutions’ campus locations are summarized in the table below.

Universities and Campus Locations	Website
AMERICAN INTERCONTINENTAL UNIVERSITY SYSTEM ("AIU"):	www.aiuniv.edu
AIU Atlanta, Atlanta, GA (includes Georgia online programs)
AIU Houston, Houston, TX
AIU Online, Chandler, AZ
Trident University International, Chandler, AZ (exclusively online programs)	www.trident.edu
COLORADO TECHNICAL UNIVERSITY ("CTU"):	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs, CO
CTU Denver South, Aurora, CO
CTU Online, Colorado Springs, CO

Student Enrollments Statistics

Total student enrollments as of December 31, 2020 and 2019 were approximately 42,700 students and 36,600 students, respectively, with approximately 96% and 94%, respectively, enrolled in our institutions’ fully-online academic programs. Related student enrollment demographic information for our institutions as of December 31, 2020 and 2019 was as follows:

Student Enrollments by Age Group

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2020	2019
Over 30	62%	61%
21 to 30	34%	35%
Under 21	4%	4%

Student Enrollments by Core Curricula

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2020	2019
Business Studies	76%	74%
Information Technology	11%	13%
Health Education	13%	13%

Student Enrollments by Degree Granting Program

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2020	2019
Doctoral and Master's Degree	13%	12%
Bachelor's Degree	66%	69%
Associate Degree	21%	19%

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

•	enhancing academic outcomes;
•	improving academic quality and integrity;
•	complying with regulations; and
•	pursuing sustainable and responsible growth.

Our strategic priorities that we believe will support our goal to become a leading provider of online postsecondary education to non-traditional students, include:

•	enhance enrollment processes;
•	enhance student experiences and retention;
•	leverage efficient and effective scalable shared services to support sustainable and responsible organic growth at our universities and as a key enabler for inorganic growth strategies;
•	use technology as a differentiator; and
•	invest in high value projects that support our operations.

OUR BUSINESS

Through our accredited academic institutions, we are focused on providing a quality education to our diverse students while making ongoing investments in student serving processes, academic programs and other initiatives that we believe enhance overall student learning experiences and academic outcomes. We pursue a student-first mindset in our efforts to provide outstanding student support throughout the academic life cycle, from enrollment and orientation through ongoing coaching and learning to graduation. We are committed to investing in our academic institutions and student support technology, which we believe enables our student support teams to provide customized service that contributes to positive student experiences. Technology is a key enabler and differentiator for us and we are continuing to expand the use of artificial intelligence and machine learning to additional areas of the academic life cycle. We believe that our technology innovations provide students with tools that enable them to focus on educational content in a manner that is best suited to their personal learning style.

Marketing, Student Recruitment and the Student Enrollment Process

Our universities seek motivated students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, our universities develop and engage in a variety of marketing activities which build awareness of our universities among prospective students. Our marketing programs are designed to enhance each university’s opportunity to serve a targeted section of the potential student population. In particular at Trident, referrals and other “word of mouth” advertising help us to connect with prospective students. Trident’s flexible learning approach and transfer of credit policies which recognize military training serves prospective students with a military affiliation well.

Perdoceo serves a diverse student population. Our students have a broad range of educational and employment experiences, which contributes to their college-level readiness. Each of our universities has an admissions function that is responsible for interacting with prospective students interested in applying to an institution after they have expressed interest in learning more about our academic institutions and programs. Generally, to be qualified for admission to one of our universities, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet other program admissions requirements.

We use technology and data analytics to help us identify prospective students who are more likely to succeed at one of our universities. Our prospective student outreach process uses technology to improve time and content utilization as we are able to more effectively provide prospective students with relevant information to help them make more informed academic decisions.

One of our technology initiatives over the last few years to expand the use of artificial intelligence (“AI”) and machine learning throughout the academic life cycle is AIU’s AI-based virtual assistant “chatbot” that we named Lucy. Lucy has streamlined the process for prospective students who want to learn about our institution and is able to address approximately 90% of their questions while continuing to learn from her interactions. If Lucy is unable to address a question, the prospective student is referred to our admissions personnel for additional assistance. During the latter part of 2020 we started expanding the use of chatbots across different aspects of the academic life cycle at both CTU and AIU.

To support our objective of sustainable and responsible growth, we have made investments, including increased staffing, across our admissions and advising functions. These investments have enabled us to better serve prospective student interest and provide us with geographic and operational diversification. Our technology enhancements enable our admissions staff to customize their prospective student outreach and engagement strategies based on students’ prior education experience, degree and areas of program interest, thus providing a more meaningful and relevant interaction with the prospective student. We believe prospective students have an improved overall experience in communications with our admissions personnel as a result of these enhancements.

Admissions advisors serve as one of the prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. The admissions advisors also have a responsibility to provide guidance and support through the enrollment application process and student orientation as well as assist each student as they transition into their first class.

Once a decision has been made to enroll at one of our academic institutions, the financial aid team works with the prospective student, providing them with information about various loans and grants available to finance their education. The focus is on getting these students financially prepared for school in a timely manner so that they can focus on their academic activities.

Every enrolled student is offered an orientation that is designed to prepare them to begin classes at our institutions. This orientation process also provides the opportunity for students to understand our academic and support services. We believe completion of these activities better prepares a student to make an informed decision about pursuing their education as well as to be more successful as it simulates their classroom experience both online and in a campus-based environment. Campus-based students have the opportunity to engage with faculty, staff and current students during orientation which builds confidence and a comfort level in their new learning environment. Completion of orientation does not financially obligate students nor does it require students to continue their education with the university.

Additionally, new students who attend online programs at our universities and do not want to continue have 21 days after the start of their program to notify the university of their intention to withdraw. Students who notify and withdraw from the university within 21 days will not be responsible for any tuition related expenses, and are refunded any amounts they have paid in tuition and other institutional fees.

Corporate Partnerships

CTU and AIU have focused on expanding strategic relationships with corporate partners. We expect these relationships to result in new student interest through increased awareness of our universities for the employees of our corporate partners. Corporate partnerships provide us with an opportunity to connect with and educate a population of students we would otherwise not likely have access to. Students who attend our institutions through corporate partnerships are awarded grants from the applicable university to partially offset their tuition costs, the amount of which depends on the agreement with each respective corporate partner. In addition, they typically receive some funding from their employer towards their tuition. Although the amount paid by these students results in lower revenue per student due to the grants awarded from the applicable university, the recruiting, marketing and support costs associated with these students are lower as well. Further, these students are more likely to start class and tend to be more persistent in their pursuit of long-term learning, which we believe will result in higher life-time value per student. As of December 31, 2020, approximately 20.1% and 5.4% of total student enrollments at CTU and AIU, respectively, are a result of corporate partnership agreements.

Student Retention and Academic Outcomes

One of our strategic priorities is to improve student retention and academic outcomes. Investments in student serving processes, including the use of technology, is a key focus to support this priority. As is the case at any postsecondary educational institution, a portion of our students withdraw from their academic programs for a variety of academic, financial or personal reasons. Our faculty and student advisors provide frequent assistance and feedback to students during their course of academic study. We support increased communication between our faculty and students by providing faculty with various technology enablers such as a two-way messaging platform and enhanced data reporting and analytics to help them provide meaningful academic support and information. These efforts are designed to help our students remain in school and succeed in their academic program.

Our student advising model promotes collaboration between faculty and student advisors which we believe enhances effectiveness and provides students with consistent support and communication. Student advisors continue to work with students throughout their academic program to provide relevant and specific feedback and guidance as they progress through their classes. Additionally, a team of staff members from advising, admissions and financial aid work directly with each new student creating a student-service atmosphere and encouraging quality interactions.

Coupled with the student advising model, our academic institutions continually review course content, pairing and sequencing to ensure workload levels build gradually as students develop skills and acclimate to course expectations which we believe improves academic outcomes. Courses have been redesigned to accommodate skill development holistically, which we believe will support progressive learning.

AIU continues its student-centric approach which personalizes student serving processes in admissions, financial aid and advising and we believe this structure improves overall student experiences and retention. Teams are encouraged to build critical thinking into their interactions with students. This cross-functional strategy is aimed at improving student engagement throughout the student’s academic life cycle, with particular emphasis on the important onboarding phase and first academic term as the students adjust to their academic program. These teams also facilitate completion of the financial aid process and continue to provide support as students work towards graduating in their field of study. Teams are also testing and evaluating a student retention model that is backed by data analytics and predictive modeling which uses student characteristics such as previous education experience, degree preferences and transfer credits. This model is expected to provide timely information about students that enables targeted assistance which we believe may benefit the student’s academic success.

Trident’s flexible learning approach provides for more time between assignment due dates, which helps students balance full-time academic progression with other priorities.

CTU leverages data analytics to provide proactive outreach and personalized advising to improve student retention and academic outcomes. This approach is intended to help us reach the right student at the right time with the right support, which we expect will increase learning and course completion by our students. We continue to refine our data analytics process to enable our student advisors to be more effective in their student engagement efforts.

Preparing students for when they graduate is also an important element of our educational mission. To this end, each of our institutions provides career services assistance to help students learn to conduct a job search and identify job opportunities with employers.

Program Development

Our universities develop and deliver a variety of programs primarily resulting in the award of credentials ranging from certificates to doctoral degrees in career-oriented programs of study in core curricula areas of business studies, information technology and health education.

Our curricula, instructional delivery tools, and experienced faculty comprise the learning experience that provides our student population with a unique opportunity to develop the knowledge, skills and competencies required for specific careers. The curriculum development process focuses on desired career needs, while considering relative competencies necessary to achieve these career needs, as well as any applicable recommendations set forth by advisory boards, programmatic accrediting agencies and industry standards. Subsequently, learning objectives are identified and courses are developed which foster student engagement in activities and optimally result in the attainment of program learning outcomes.

Instructional Delivery

Our instructional delivery for our degree programs is based upon the belief that learning is dependent upon instructional methodologies that facilitate student engagement with the instructor, with other students and with the course content. This engagement is fundamental to student learning outcomes, regardless of whether instruction occurs within a physical or virtual classroom. We continue to focus on innovation in our delivery of online education to enhance the learning experience for students.

Learning Management System

Construction of, and ongoing enhancement to, a virtual campus that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. CTU and American InterContinental University’s online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, our course content delivery system has several features that make it distinctive. Designed around students, our course content delivery system is a rich, engaging student experience that represents an innovative online method of delivering content.

Personalized Learning Technology

Perdoceo has implemented the use of sophisticated personalized learning technologies within our universities and through our virtual campus. Through our equity investment in and license of technology from CCKF, a Dublin-based educational technology company that provides intelligent, adaptive systems to power the delivery of personalized learning, we have strengthened our leadership position as a technology innovator in higher education and as a company dedicated to student success. Our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula. We have a perpetual license to this technology, which, when integrated with our proprietary learning management system, we refer to as intellipath.®

Intellipath serves as a powerful platform to help our students learn. It identifies and gives more time in areas where students need more help, while moving past areas they already know thereby giving students more control of their academic progress. Students report feeling a stronger sense of confidence as they proactively address learning gaps and engage in the learning process at a deeper level. In many respects, personalized learning serves as an excellent way to facilitate and demonstrate mastery in a competency-based learning environment. Personalized learning is changing the nature of higher education by measuring real-time knowledge growth minute-by-minute and understanding of the material on a student-by-student basis.

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

This academic and technological breakthrough continues to advance our understanding of the learning process and supports improved student academic outcomes. We believe our intellipath personalized learning platform provides our institutions a strategic advantage by providing a more customized student experience.

Mobile Applications

Students at CTU and American InterContinental University have access to a mobile application and two-way messaging platform which were created to complement students’ mobile-centric lives. Approximately 95% of our students within these universities have opted in for the mobile application and to receive mobile notifications. Our students and staff are using the messenger due to its ease and simplicity. The student benefits of these technology innovations include the ability to connect with their university in a different way, communicate efficiently with faculty, upload required documentation, track grades and degree progress in real-time and participate in courses from the palm of their hand, all of which contribute to increased student engagement. CTU and American InterContinental University also have a faculty mobile application which provides informative dashboards, ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe make teacher-student interactions easier and more effective.

Faculty

Our institutions employ approximately 2,300 credentialed, geographically dispersed, full-time and adjunct (i.e., part-time) faculty who facilitate learning in our classrooms and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in accordance with current accepted higher education practices and in accordance with state, institutional accreditation and programmatic accreditation standards. Generally, our institutions require the instructor for any degree program courses to have a degree at least one level higher than the level of the course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General education faculty members must possess at least a master’s degree. The average tenure of a Perdoceo faculty member is approximately six years. We believe the longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms.

Faculty Competencies

With the input of faculty and academic leadership at our universities, we have developed a set of instructor competencies that we believe are critical to student success and institutional effectiveness. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation and development. Faculty hired by our academic institutions are evaluated for proficiency in the following competencies:

•	communication;
•	assessment of student learning;
•	instructional methodology (pedagogy);
•	subject matter expertise;
•	utilization of technology to enhance teaching and learning;
•	acknowledgement and accommodation of diversity in learners;
•	student engagement;
•	promotion of active student learning;
•	compliance with academic institution policy; and
•	demonstration of scholarship.

Seasonality

Our quarterly net revenues and income may fluctuate primarily as a result of the pattern of student enrollments. As a result, changes in the academic calendar for any of our universities may have an impact on quarterly comparability as each quarter may have non-comparable revenue-earning days because the academic calendar may align differently with each calendar year and the quarters therein. While operating costs for our institutions generally do not fluctuate significantly on a quarterly basis, we do traditionally increase our marketing investments during the first and third quarters in relation to the back to school seasons. Revenues, operating income and net income (loss) by quarter for each of the past two fiscal years are included in Note 19 “Quarterly Financial Summary” of the notes to our consolidated financial statements.

Human Capital

As of December 31, 2020, we had approximately 4,700 employees, of which approximately 2,000 work for CTU and approximately 1,900 work for AIU, with the remainder being corporate-level employees in areas such as marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Our employees include approximately 2,100 part-time adjunct faculty members and approximately 170 full-time faculty members. Other than our part-time adjunct faculty members, we have less than 50 part-time employees, some of which are student employees under the federal work study program.

The human capital objectives that we focus on in managing the business reflect the nature of our business, our regulated industry and our guiding principles and strategic priorities discussed above under the heading “Strategy and Guiding Principles.”

We focus on achieving results in a compliant and ethical manner.  New employees in student serving functions such as admissions and financial aid participate in multi-week training programs and our compliance monitoring programs and other ongoing compliance efforts in these and other areas are robust.  The Compliance and Risk Committee of our Board of Directors regularly reviews the results of our compliance monitoring programs and matters reported through the Company’s internal system for reporting compliance concerns in order to monitor the effectiveness of these programs.

We use technology to support students and enhance learning.  It is therefore imperative that our employees in student serving functions are trained to use our technology and systems for the benefit of our students.  This includes our faculty members who must be proficient in using our online learning management system, our personalized learning technology and our mobile applications.  We also focus significant human capital resources on protecting our technology infrastructure and the personal information maintained therein regarding applicants, our students, their families and our alumni.  The Compliance and Risk Committee and the full Board of Directors regularly review information security matters given their importance to the Company.

Our goal is to deploy resources in the most effective and efficient manner that we believe will lead to increased stockholder value while supporting and enhancing the academic quality of our institutions.  This philosophy applies to our human capital resources as well.  Significant management attention is focused on where to add human capital and other resources to grow responsibly, while at the same time monitoring human capital costs and promoting operating efficiencies. Employee turnover impacts human capital costs and operating efficiencies and as a result we have in the past seen improved operating results associated with improved tenure within student serving functions.  The Audit Committee of our Board of Directors regularly reviews information about employee turnover within the Company.

We are committed to a policy of equal employment opportunity. We value diversity and strive to create an atmosphere that supports the students and communities that we serve. Inclusivity is important in our approach to achieving a dynamic culture. We are committed to fostering an environment where differences are respected and valued and where employees feel empowered to share their experiences and ideas. The self-identified ethnicity or race of our full-time employees, including full-time faculty members, is approximately 49% White, 29% Black or African American, 12% Hispanic, Latinx or Spanish origin, 7% Asian, 1% American Indian or Alaskan Native and 1% Native Hawaiian or Other Pacific Islander, and our full-time employees are approximately 38% male and 62% female. The self-identified ethnicity or race of our part-time non-student employees, who are primarily part-time adjunct faculty members, is approximately 66% White, 21% Black or African American, 5% Hispanic, Latinx or Spanish origin, 4% Asian, 1% American Indian or Alaskan Native and less than 1% Native Hawaiian or Other Pacific Islander, and our part-time employees are approximately 52% male and 48% female.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and competitive, with no one provider having a significant market share. The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 6,000 postsecondary education institutions eligible for federal student aid in the United States for the academic year 2019-20, including approximately 2,300 for-profit schools; approximately 2,000 public schools which include state universities and community colleges; and approximately 1,800 private non-profit schools. According to the U.S. Department of Education (“ED” or the “Department”), over the 12-month period for academic year 2018-19, approximately 26.3 million students were enrolled in postsecondary institutions.

The domestic postsecondary degree-granting education industry was an approximately $671 billion industry for academic year 2017-18, according to a report published in 2020 by the Department. We compete in this industry primarily with other degree-granting regionally accredited colleges and universities, both for-profit institutions like ours and public and private non-profit institutions. In particular, there is growing competition from online programs at these institutions as they increase their online offerings in response to the COVID-19 pandemic and growing prospective student interest.

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

Postsecondary institutions are also subject to significant regulations which provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	the accrediting agencies recognized by the Department;
•	the federal government through the Department; and
•	state higher education regulatory bodies.

Extensive and increasingly complex Department regulations governing postsecondary institutions have been enacted, including regulations applicable only to for-profit institutions. These regulations, coupled with the increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education, as well as the evolving needs and objectives of students and employers, economic constraints affecting educational institutions and increased focus on affordability and value may cause increased competition across the industry as well as contribute to continued changes in business operating strategies.

We believe that the competitive factors in the online postsecondary degree-granting education industry include:

•	quality of the academic programs offered;
•	affordability;
•	depth and breadth of degree offerings;
•	convenient and flexible delivery of instruction;
•	technological advancements and capability;
•	experienced faculty members engaged in the practice of their fields;
•	effectiveness of student support and outreach strategies; and
•	reputation among prospective students and employers.

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

We believe that the online postsecondary education market continues to grow and gain acceptance across employers seeking qualified candidates for employment. Growth in the postsecondary education industry is being driven by online enrollment for a variety of reasons, including:

•	a growing demographic of adult learners;
•	a need for more non-traditional classroom formats such as online delivery;
•	continued demand for skilled professionals;
•	a current gap in attainment of higher education for adult learners; and
•	increased economic benefit for employees who hold a bachelor’s degree as compared to those with lower-level degrees.

Our Competitive Strengths

We believe that the following strengths differentiate our business and position us well for sustainable and responsible growth:

•	student-first model with focus on student experiences, retention and academic outcomes;

•	flexibility in instructional delivery, through our virtual campus and mobile applications;
•	innovative personalized learning technology (intellipath®);
•	depth and breadth of our program offerings;
•	strong student outreach and communication strategies to effectively recruit, retain and educate qualified students; and
•	efficient and effective scalable shared services.

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

Pursuant to provisions of the Higher Education Act, the Department relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in Title IV Programs. The Higher Education Act and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions.

Both CTU and AIU are accredited by the Higher Learning Commission (“HLC”) (www.hlcommission.org), an institutional accrediting agency that is recognized by the Department. CTU’s next re-affirmation of accreditation is scheduled for 2022-23. CTU had a comprehensive evaluation in 2017, during which HLC found that CTU continued to meet HLC’s criteria for accreditation, while requesting that CTU complete some interim reporting prior to its next re-affirmation of accreditation review. CTU has submitted the requested interim reports, except for one remaining report due in 2021. AIU’s next re-affirmation of accreditation is scheduled for 2023-24. AIU had a comprehensive evaluation in 2018, during which HLC found that AIU continued to meet HLC’s criteria for accreditation.

Programmatic Accreditation

In addition to the institutional accreditation described above, CTU and AIU have specialized programmatic accreditation for particular educational programs. Many states and professional associations require professional programs to be accredited at a program level, and require individuals who must sit for professional license exams to have graduated from accredited programs. Programmatic accreditation does not satisfy the Department requirements to confer Title IV Program eligibility; however, it does provide additional academic quality review by peers in a given field and may enable or assist graduates to practice, sit for licensing or certification exams (in some cases) or otherwise secure appropriate employment in their chosen field. In addition to programmatic accreditation, some states have licensing boards which regulate who in a state is licensed to practice in a given profession.

Our universities pursue programmatic accreditation if that accreditation is required by employers or licensing bodies in order for a graduate to practice the profession or if it is required in order for a graduate to sit for a licensing or certification exam in order to practice or advance in the profession. In some cases, programmatic accreditation is sought because it is desired by employers and may enhance the ability of our graduates to compete for employment in their field.

Programmatic accreditation has been granted by the following accrediting agencies for the following program areas offered by our institutions.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Area Accredited (2)

ABET	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Association for Advancing Quality in Education Preparation	American InterContinental University, Chandler	Education

Accreditation Council for Business Schools and Programs	American InterContinental University: Atlanta, Houston and Chandler; Colorado Technical University: Colorado Springs and Denver South	Business

Commission on Collegiate Nursing Education	Colorado Technical University, Colorado Springs	Nursing

Project Management Institute Global Accreditation Center	Colorado Technical University: Colorado Springs and Denver South	Project management and business

_____________________

(1)	Status as of February 24, 2021.
(2)	See the institutional website for a list of programs included in the approval.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees or certificates to its students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or certificates or offer new programs. Moreover, under the Higher Education Act and Department regulations, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. Currently, each of our ground-based campuses is authorized by the state in which it is located. Additionally, our online institutions have separate state approval or recognition from the relevant state agency via participation in a consortia program called the State Authorization Reciprocity Agreement (“SARA”) in the states in which they enroll and/or recruit students. California is the only state which is not a part of SARA; however, CTU and AIU hold the appropriate approval in that state.

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by state legislators) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). Forty-nine states plus the District of Columbia are SARA participants (www.nc-sara.org). CTU and AIU are approved to participate in SARA by their home states (Colorado and Arizona, respectively).

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

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our agreements with multiple state attorneys general and the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses, and a failure to comply may lead to additional enforcement actions,” for more information about these agreements.

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

A majority of our students require assistance in financing their education. Our institutions are approved to participate in the U.S. Department of Education’s Title IV federal aid programs. Our institutions also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces and education benefits administered by the Department of Veterans Affairs (“VA”). Our institutions that participate in federal and state financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain education related expenses at any institution that has been approved to participate by the Department. These federal programs are authorized by the Higher Education Act. While most students are eligible for a Title IV loan, typically, financial aid administered under Title IV is awarded on the basis of financial need, which is generally defined under the Higher Education Act as the difference between the costs associated with attending an institution and the amount a student’s family can reasonably be expected to contribute based on a federally determined formula. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under the Title IV Programs described in the sections below. In addition, some students at our institutions receive education related benefits pursuant to certain programs for veterans and military personnel, the most significant of which are described further below.

Federal Student and Parent Loans

The Department’s major form of aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“Direct Loan”) Program. Direct Loans are loans made directly by the U.S. Government to students or their parents. The Direct Loan program offers Federal Direct Stafford, Federal Direct PLUS (which provides loans to parents of dependent students and to graduate or professional students, known as Parent PLUS and Grad PLUS) and Federal Direct Consolidation Loans.

Undergraduate students who have demonstrated financial need may be eligible to receive a Direct Subsidized Loan, with the Department paying the interest on this loan while the student is enrolled at least half-time in school. Graduate and undergraduate students who do not demonstrate financial need may be eligible to receive a Direct Unsubsidized Loan. Graduate/professional students may only receive Direct Unsubsidized Loans. With Direct Unsubsidized Loans the student is responsible for the interest while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a Direct Subsidized Loan may also be eligible to receive a Direct Unsubsidized Loan.

A student is not required to meet any specific credit scoring criteria to receive a Direct Loan, but any student with a default on a prior loan made under any Title IV Program or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible. The Department has established maximum annual and aggregate borrowing limits for Direct Loans.

The Direct PLUS Loan Program provides loans to either the parents of dependent students or to graduate students. Parents and graduate students who have an acceptable credit history may borrow a Direct PLUS Loan to pay the education related expenses of a child who is a dependent or a graduate student enrolled at least half-time at our eligible institutions. The amount of a Direct PLUS Loan cannot exceed the student’s cost of attendance less all other financial aid received.

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2020-21 maximum annual Pell Grant is $6,345, excluding any additional amount awarded pursuant to a year-round Pell Grant. Beginning with the 2017-18 award year, eligible students may receive year-round Pell Grant funds. A year-round Pell Grant program allows students to receive up to 150% of the student’s regular grant award over the course of the academic year, allowing students to maintain their enrollment status and receive Pell Grant funds for the entire calendar year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

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

Veterans Benefits Programs

Some of our students who are veterans use their benefits under the Montgomery GI Bill or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (“Post-9/11 GI Bill”), to cover their tuition. A certain number of our students are also eligible to receive funds from other education assistance programs administered by the VA.

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

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2020 is $24,477. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

U.S. Military Tuition Assistance

Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the Uniform Tuition Assistance Program of the Department of Defense (“DoD”). Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary institutions that are accredited by accrediting agencies that are recognized by the Department. Each branch of the armed forces has established its own rules for the tuition assistance programs of DoD.

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

2012 Executive Order Regarding Military and Veterans Education Benefits

On April 27, 2012, the President issued an executive order regarding the establishment of Principles of Excellence for educational institutions receiving funding from federal military and veterans educational benefits programs, including those provided by the Post-9/11 GI Bill and Uniform Tuition Assistance Program of the DoD. The executive order requires DoD, the VA and the Department to establish and implement “Principles of Excellence” to apply to educational institutions receiving such funding. The goals of the Principles are broadly stated in the order and relate to disclosures of costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Various implementation mechanisms are included, along with the development and implementation of the “VA Shopping Sheet,” a standardized cost form with federal aid information.

Institutional Payment Plans

Some of our students will enter into institutional payment plans with our institutions to pay a portion, or occasionally all, of their institutional charges directly to the school. This is more common for students who have a gap between their Title IV financial aid funding and other third party aid available to them and the institutional charges. We offer these payment plans over the in-school period, and up to 12 months beyond graduation. The payment plans do not charge interest.

Eligibility and Certification by the Department

Under the provisions of the Higher Education Act, an institution must apply to the Department for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. In addition, an institution must obtain the Department approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features.

Institutions approved to participate in Title IV Programs sign a program participation agreement provided by the Department that describes the terms of participation and includes a number of certifications and assurances made by the head of the institutions. As long as an institution has submitted an application for re-certification prior to the expiration of its current program participation agreement, the institution’s eligibility to participate in Title IV Programs continues on a month-to-month basis until the Department completes its review. The Department may issue full certification to an institution, it may deny certification or it may elect to issue provisional certification, in which case the program participation agreement outlines additional requirements that the institution must meet.

The Department may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. During the period of provisional certification, an institution must obtain prior Department approval to add an educational program, open a new location or make any other significant change. Provisional certification does not generally limit an institution’s access to Title IV Program funds. The Department may withdraw an institution’s provisional certification without advance notice if the Department determines that the institution is not fulfilling all material requirements.

In May 2019, CTU and American InterContinental University each received renewals of their program participation agreements through March 31, 2021. CTU was removed from provisional certification, while AIU remains on provisional certification due to open regulatory review processes with the Department at the time of the renewal. Following the Trident acquisition and AIU’s implementation of a university system model, institutional accreditation and approval by the Department continues at the system level.

On December 21, 2020, CTU and AIU each submitted its application for recertification to continue participation in Title IV Programs.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – If the Department denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

Scrutiny of the For-Profit Postsecondary Education Sector

In recent years, Congress, the Department, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Department, DoD and the VA and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. The results of the 2020 Presidential and Congressional elections are likely to significantly impact future legislative and regulatory actions affecting our business.

Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would negatively impact our business. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate.”

Legislative Action and Recent Department Regulatory Initiatives

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

Historically, Congress reauthorized the Higher Education Act every five to six years. However, the last full reauthorization took place in 2008 and Congress has subsequently taken several actions which effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. Congress could work to reauthorize the Higher Education Act in its entirety, pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs, or continue to extend existing Title IV Programs for more limited terms while continuing debate on broader policy objectives. Certain legislation has been passed that is focused on simplifying both access to and repayment of Title IV funds, which should be of benefit to students. However, scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act, and many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult.”

The Department regularly engages in significant rulemaking efforts intended to develop new regulations focused on various topics. Recent rulemaking initiatives focused on state authorization, distance learning, accreditation, educational innovation and other matters. In addition to Department initiatives, recent federal legislation was passed which is designed to help streamline the financial aid application process for students and to provide assistance to students as a result of the COVID-19 pandemic.

Two additional regulatory initiatives by the Department of significance have recently occurred. First is the adoption of new “borrower defense to repayment” regulations in 2019. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for a description of these regulations.

Second, the Department’s rulemaking efforts in 2019 resulted in the rescission of previously adopted “gainful employment” regulations. Perdoceo’s institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” During 2013, the Department established negotiated rulemaking committees, one specifically designed to limit Title IV availability for programs at for-profit institutions by defining gainful employment in a recognized occupation. On October 30, 2014, The Department published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. Prior to this rulemaking, the term gainful employment had been used in the Higher Education Act for forty years, and had not been further defined by Congress or the Department. Through negotiated rulemaking sessions, the Department considered different options for adopting a uniform set of requirements that could be applicable to all schools and not specifically targeted at for-profit institutions. After a public comment period on its proposal, the Department published a final regulation on July 1, 2019 to rescind the 2015 gainful employment regulation effective on July 1, 2020. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, the Department continued to update the college scorecards it developed, which apply to all Title IV eligible institutions, with relevant information for prospective students. While the eligibility tests and disclosures associated with the 2015 gainful employment regulation are no longer required, the term “gainful employment” continues to exist in the Higher Education Act and CTU’s and AIU’s Title IV eligible programs will continue to need to be career focused educational programs.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

To be eligible to participate in Title IV Programs, an institution must comply with the Higher Education Act and regulations thereunder that are administered by the Department. We and our institutions are regularly subject to audits and compliance reviews and periodically subject to inquiries, lawsuits, investigations, and/or claims of non-compliance from federal and state regulatory agencies, accrediting agencies, the Department, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards or other regulatory requirements applicable to us or our institutions. If the results of any such audits, reviews, investigations, claims or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, provisional certification or other civil or criminal penalties. In addition, if the Department or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or the Department’s regulations, that institution could be required to repay such funds, and could be assessed an administrative fine.

The Higher Education Act also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the Department for review. In September 2016, the Department’s Office of Inspector General released a revised audit guide applicable specifically to proprietary schools and third-party servicers administering Title IV programs. The updated guide is effective for fiscal years beginning after June 30, 2016. The revised audit guide was effective for us for the year ending December 31, 2017 and applies to annual compliance audits due June 30, 2018 and thereafter. The new guide significantly increases the requirements and testing procedures necessary when filing our annual Title IV compliance audits.

“90-10 Rule”

Under a provision of the Higher Education Act commonly referred to as the “90-10 Rule,” any of our institutions that, on modified cash basis accounting, derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. If an institution does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in Title IV Programs for at least two fiscal years. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. If an institution violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the Department could require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

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

The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our student enrollment mix, and regulatory and other factors outside of our control, including any reduction in government assistance for military or veteran personnel,  or changes in the treatment of such funding for purposes of the 90-10 rate calculation. Changes in, or new interpretations of, the technical aspects of the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule.

Our preliminary calculation of the 90-10 rates for our institutions for the year ended December 31, 2020 is approximately 82% for CTU and approximately 86% for AIU, which are in compliance with the 90-10 Rule.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if the percentage of their revenues derived from those programs is too high,” for additional information regarding risks relating to the 90-10 Rule.

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. This is determined by an institution’s cohort default rate which is calculated on an annual basis as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). An institution’s cohort default rate is calculated as the percentage of borrowers who entered repayment in the relevant federal fiscal year who default before the end of the second fiscal year following the fiscal year in which the borrowers entered repayment. This represents a three-year measurement period.

If an institution’s three-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, our institutions have implemented a 30-day delay for such disbursements.

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

We have initiatives aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for loan counseling and communication with students after they cease enrollment. Our efforts supplement the counseling, processing and other student loan servicing work performed by the Department through contracts it has with select third parties. The quality and nature of the student loan servicing work performed by the Department has a direct impact on our cohort default rates and we have experienced past performance failures by the Department and its student loan servicers in outreach to students which adversely impact the cohort default rates at our institutions.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if their student loan cohort default rates are greater than the standards set by the Department,” for additional information regarding risks relating to cohort default rates.

In September 2020, the Department released the official three-year cohort default rates for the 2017 cohort. Both of our institutions had cohort default rates under the 30% threshold for the 2017 cohort. We increased our student communication, counseling and other efforts in this area beginning in late 2016 and have begun to see improvements in the cohort default rate beginning with the 2016 cohort. A listing of the official 2017, 2016 and 2015 three-year cohort default rates for our institutions is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2017	2016	2015
American InterContinental University
Chandler, AZ (Online) (Atlanta, GA and Houston, TX)	18.8%	19.2%	19.7%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	18.5%	18.8%	19.5%

As part of the CARES Act, which was signed into law on March 27, 2020, federal student loan payments were suspended for a period of time, currently extended through September 30, 2021. During this period, student loan borrowers have their loans placed in forbearance, and as such, are no longer required to make payments on their federal student loans. Consequently, no further defaults can occur during this period. Based on this forbearance, and more specifically the timing of it, we expect a favorable impact to the 2018-2020 cohort default rates, with the impact for 2018 being smaller. After the forbearance ends, all students will need to resume their next normally scheduled payment. It is unclear how many students will commence their regularly scheduled payments when the forbearance expires, and whether the loan servicers will be able to handle the volume of borrowers resuming repayment obligations all at the same time. As a result, whether this forbearance has any negative impact on future cohorts is unclear.

Borrower Defense to Repayment

On October 28, 2016, the Department adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” regulations. The Department initially delayed the effective date of these regulations; however, after a successful legal challenge against the delay, the Department published guidance to institutions on March 15, 2019 regarding how to implement the 2016 regulations while noting that a new set of regulations was forthcoming. On September 23, 2019, the Department published new final “borrower defense to repayment” regulations that became effective on July 1, 2020. The new 2019 final borrower defense to repayment regulations are summarized below and will result in a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020.

2019 Final Regulations – Summary

Loan Discharge. The 2019 borrower defense to repayment regulations significantly alter how loan discharge applications will be treated by the Department. In addition to adopting the more balanced burden of proof standard of “preponderance of the evidence,” the 2019 regulations provide for a single new federal standard for a misrepresentation claim a student may assert against its school. Under the new standard, an individual borrower may assert a defense to repayment based on the institution’s statement, act, or omission that is false, misleading, or deceptive. To be eligible for relief, the borrower would be required to demonstrate that the misrepresentation (1) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, (2) was relied upon by the borrower in making an enrollment decision, and (3) caused the student financial harm.

In addition, the 2019 final regulations eliminate the concept of automatic group loan discharges contained in the 2016 regulations and require individual claims to be made by students and include a process for the institution to provide a defense to any claims asserted.

Financial Responsibility. The 2019 final borrower defense to repayment regulations contain a number of triggering events that will result in an institution not qualifying as financially responsible or administratively capable. These triggering events include:

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

Additionally, the 2019 final regulations include more definitive financial events that will cause the Department to re-calculate an institution’s most recent financial responsibility composite score to determine whether the losses or reduction in owner’s equity from the event cause the composite score to fall below 1.0. The composite score is one measure the Department uses to evaluate an institution’s financial responsibility using annual financial statements. These triggering events that can lead to the recalculation of a composite score include, but are not limited to:

•	incurring a liability from a settlement, final judgment or final determination arising from an administrative or judicial action or proceeding initiated by a federal or state entity; and
•	if our composite score is below 1.5 and we withdraw owner’s equity, such as through a distribution of dividends.

         The 2019 final regulations also keep select discretionary triggering events contained in the 2016 regulations that allow the Department to designate an institution as not financially responsible. These discretionary triggering events include:

•	failure to satisfy the 90-10 Rule in any year;
•	cohort default rates in excess of 30% for two consecutive years;
•	citation from a state licensing or authorizing agency of failing to meet state or agency requirements;
•	an institution is placed on show-cause, probation or similar adverse action threatening an institution’s accreditation for failure to meet an accreditation standard;
•	high annual dropout rates, as determined by the Department; and
•	violation of a provision or requirement in a loan agreement.

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

Student Loans Disbursed Prior to July 1, 2020

Prior to the July 1, 2020 effective date of the 2019 final regulations, institutions were required to follow the 2016 regulations, subject to the Department’s guidance and direction. As a result, student loans disbursed between July 1, 2017 and July 1, 2020 will follow the loan discharge processes outlined in the 2016 regulations. The 2016 regulations allow the Department to process discharge claims on a group basis, has a much broader definition of what constitutes an eligible misrepresentation, including inadvertent errors, has a lower burden of proof for students and fewer due process protections for institutions. Student loans disbursed before July 1, 2017 will follow the Department’s original discharge standards and processes that specify that a borrower may assert a defense to repayment based on an act or omission by the school that would give rise to a cause of action under state law. Causes of action under state law are broad and therefore we believe that most student claims would likely give rise to a cause of action under state law.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ‘Borrower defense to repayment’ regulations, including closed school discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” for more information about risks associated with the borrower defense to repayment regulations.

Financial Responsibility Standards

To participate in Title IV Programs, our institutions must either satisfy standards of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and possibly accept other conditions on its participation in Title IV Programs. Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy a quantitative standard of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. A composite score from 1.0 to 1.4 is considered to be in “the zone” of financial responsibility, and a composite score of less than 1.0 is not considered to be financially responsible. If an institution is in “the zone” of financial responsibility, the institution may establish eligibility to continue to participate in Title IV Programs on the following alternative bases:

•Zone Alternative. Under what is referred to as the “zone alternative,” an institution may continue to participate in Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of the Department. These additional monitoring and reporting procedures include being transferred from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or “HCM1,” status) or to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment. If an institution does not achieve a composite score of at least 1.0 in one of the three subsequent years or does not improve its financial condition to attain a composite score of at least 1.5 by the end of the three-year period, the institution must satisfy another alternative standard to continue participating in Title IV Programs.

•Letter of Credit Alternative. An institution that fails to meet one of the standards of financial responsibility, including by having a composite score less than 1.5, may demonstrate financial responsibility by submitting an irrevocable letter of credit to the Department in an amount equal to at least 50% of the Title IV Program funds that the institution received during its most recently completed fiscal year.

•Provisional Certification. If an institution fails to meet one of the standards of financial responsibility, including by having a composite score less than 1.5, the Department may permit the institution to participate under provisional certification for up to three years. If the Department permits an institution to participate under provisional certification, an institution must comply with the requirements of the “zone alternative,” including being transferred to the HCM1, HCM2 or “reimbursement” method of payment of Title IV Program funds, and must submit a letter of credit to the Department in an amount determined by the Department which can range from 10%-100% of the Title IV Program funds that the institution received during its most recently completed fiscal year. If an institution is still not financially responsible at the end of the period of provisional certification, including because it has a composite score of less than 1.0, the Department may again permit provisional certification subject to the terms the Department determines appropriate.

The Department applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. The Department also may apply the tests to the parent company of our institutions, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2019 was 3.0, and our preliminary calculation for the year ended December 31, 2020 is also 3.0, which is the highest possible score and considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy The Department’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

Accreditor and state regulatory requirements also address financial responsibility, and these requirements vary among agencies and also are different from the Department requirements. Any developments relating to our satisfaction of the Department’s financial responsibility requirements may lead to additional focus or review by our accreditors or applicable state agencies regarding their respective financial responsibility requirements.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – A failure to demonstrate ‘financial responsibility’ or ‘administrative capability’ would have negative impacts on our operations,” for additional information regarding risks relating to the financial responsibility standards.

Return and Refunds of Title IV Program Funds

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdraw from their educational programs, and must return those funds to the government in a timely manner.

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

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with the Department refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2020, we have posted no letters of credit in favor of the Department due to non-compliance with the Department refund requirements.

Change of Ownership or Control

When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and the Department, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the Department, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally re-certified by the Department for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including the Department, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the Department, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected institutions to participate in Title IV Programs. If we were to undergo a change of control and our institutions failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations and cash flows could be materially adversely affected.

When we acquire an institution that is eligible to participate in Title IV Programs, that institution typically undergoes a change of ownership resulting in a change of control as defined by the Department. Our acquired institutions in the past have undergone a certification review under our ownership and have been certified to participate in Title IV Programs on a provisional basis, per Department requirements, until such time that the Department signs a new program participation agreement with the institution. Currently, neither of our institutions is subject to provisional certification status due to the Department’s change of ownership criteria. The potential adverse effects of a change of control under Department regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our common stock.

Opening New Institutions, Start-up Campuses and Adding Educational Programs

The Higher Education Act generally requires that for-profit institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus or location and participate in Title IV Programs at the start-up campus without reference to the two-year requirement if the start-up campus has received all of the necessary state and accrediting agency approvals, has been reported to the Department, and meets certain other criteria as defined by the Department. Nevertheless, under certain circumstances, a start-up branch campus may also be required to obtain approval from the Department to be able to participate in Title IV Programs.

In addition to the Department regulations, certain of the state and accrediting agencies with jurisdiction over our institutions have requirements that may affect our ability to open a new institution, open a start-up branch campus or location of one of our existing institutions, or begin offering a new educational program at one of our institutions. If we establish a new institution, add a new branch start-up campus, or expand program offerings at any of our institutions without obtaining the required approvals, we would likely be liable for repayment of Title IV Program funds provided to students at that institution or branch campus or enrolled in that educational program, and we could also be subject to sanctions. Also, if we are unable to obtain the approvals from the Department, applicable state regulatory agencies, and accrediting agencies for any new institutions, branch campuses, or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to grow our business would be impaired and our financial condition, results of operations and cash flows could be materially adversely affected.

Administrative Capability

The Department regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards such as procedures for disbursing and safeguarding Title IV Program funds, timely submission of accurate reports to the Department and various other procedural matters. If an institution fails to satisfy any of the Department’s criteria for administrative capability, the Department may require the repayment of Title IV Program funds disbursed by the institution, place the institution on provisional certification status, require the institution to receive Title IV Program funds under another funding arrangement, impose fines or limit or terminate the participation of the institution in Title IV Programs.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments

An institution participating in Title IV Programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. Regulations issued in October 2010 which became effective July 1, 2011 rescinded previously issued Department guidance and “safe harbors” relied upon by higher education institutions in making decisions how they managed, compensated and promoted individuals engaged in student recruiting and the awarding of financial aid and their supervisors. The elimination of these “safe harbor” protections and guidance required us to terminate certain compensation payments to our affected employees and to implement changes in contractual and other arrangements with third parties to change structures formerly allowed under Department rules, and has had an impact on our ability to compensate, recruit, retain and motivate affected admissions and other affected employees as well as on our business arrangements with third-party lead generators and other marketing vendors. In September 2016, the Department’s Office of Inspector General released a revised audit guide applicable specifically to for-profit schools that requires an annual audit to review compliance with the incentive compensation restrictions.

Further, the Department provided very limited published guidance regarding this rule and does not establish clear criteria for compliance for many circumstances. If the Department determined that an institution’s compensation practices violated these standards, the Department could subject the institution to substantial monetary fines, penalties or other sanctions.

Substantial Misrepresentation

The Higher Education Act prohibits an institution participating in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the Department. Under the Department’s rules, a "misrepresentation" is any statement (made in writing, visually, orally or otherwise) made by the institution, any of its representatives or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive, and a "substantial misrepresentation" is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may revoke the institution’s program participation agreement, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings under its borrower defense to repayment regulations to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV Programs; the institution could also be exposed to increased risk of action under the Federal False Claims Act.

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

As a provider of postsecondary education and a participant in federal and state programs providing financial assistance to students, we are subject to extensive laws and regulation at both the federal and state levels and by accrediting agencies. These requirements cover virtually all aspects of our business.

In particular, the Higher Education Act authorizes Title IV Programs and subjects participants to extensive regulation by ED, state education agencies and accrediting agencies. Our institutions’ participation in education assistance programs administered by the Departments of Defense and Veterans Affairs also subject us to oversight by those agencies.

In addition, other federal agencies such as the Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”) and various state agencies and state attorneys general enforce a broad range of consumer protection and other laws applicable to activities of postsecondary educational institutions, such as recruiting, marketing and the protection of personal information.

Because of the extensive regulatory requirements applicable to our business, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies, students, employees and other third parties. These matters often require the expenditure of substantial time and resources to address and may damage our reputation, even if such actions are eventually determined to be without merit. Further, regulatory requirements are not always clear, and regulatory bodies may sometimes disagree with the way we interpret or apply particular requirements. We have had significant matters pending against us in the past which have resulted in the payment of significant amounts to settle the matters and our agreement to ongoing compliance and operational matters. In this regard, see Item I, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Other Compliance Matters,” for discussion of agreements undertaken in connection with several recently resolved pending matters.

If we fail to comply with any applicable laws, regulations, standards or policies, we could incur financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of authorization to operate our institutions.

The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult.

The regulations, standards and policies of our regulators change frequently and are subject to interpretation, and interpretations may change over time. In particular, the Department has promulgated a substantial number of new regulations in recent years that impact our business, including but not limited to multiple versions of the “borrower defense to repayment” regulations discussed in a separate risk factor below and the gainful employment regulation which was rescinded in 2019.

The U.S. Congress must periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for more information about the reauthorization of the Higher Education Act. In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Scrutiny of the For-Profit Postsecondary Education Sector,” for more information about the focus on our industry. This scrutiny and the results of the 2020 Presidential and Congressional elections could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act and is likely to lead to significant rule-making initiatives by the Department. For example, the change in Department administration and policy objectives under the current Presidential administration may lead to the adoption of a new version of gainful employment regulations. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for a brief overview of the former gainful employment regulations and the rescission thereof, and our Annual Report on Form 10-K for the year ended December 31, 2018 contains more detail regarding the rescinded regulations. Regulatory change is also likely to continue to be considered by the states and other governmental and regulatory agencies. Many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically.

As they have in the past, future regulatory changes may have significant impacts on our business, potentially requiring a large number of operational changes, resulting in changes to and elimination of certain educational programs or leading to other fundamental changes to our business. These actions may reduce our student enrollments and profitability or limit our ability to maintain or grow our business. Future regulatory changes may also make compliance with the extensive regulatory requirements applicable to our business more difficult. The risks associated with a failure to comply with any applicable laws, regulations, standards or policies are discussed in the preceding risk factor.

We are dependent on the renewal and maintenance of Title IV Programs.

A substantial majority of our students rely on Title IV Programs to assist in financing their education, and we derive a substantial majority of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2020, approximately 74% of all our students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts recorded by the Company of approximately $525 million. As a result, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our students to participate, or that places significant additional burdens on or eliminates our ability to participate, would materially reduce the number of students who enroll at our institutions, our revenue and our profitability, and we would be unable to continue our business as it currently is conducted.

If our institutions become ineligible to participate in educational assistance programs benefitting military or veteran personnel it could have a material negative impact on student enrollments and could have other adverse consequences.

Some students at our institutions receive education-related benefits pursuant to programs for military or veteran personnel. If any decision is made that reduces our institutions’ eligibility to participate in educational assistance programs benefitting military or veteran personnel, our actions to appeal that decision may not be successful. In that event, we would experience a decline in student enrollments and revenue, which could be material, unless we are able to increase the number of students unaffiliated with the military who enroll in our programs. In addition, a reduction in our students’ receipt of education assistance for military or veteran personnel would make it more difficult for our institutions to comply with the 90-10 Rule (discussed in the next risk factor).

Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if the percentage of their revenues derived from those programs is too high.

Any of our institutions may lose eligibility to participate in Title IV Programs if, on modified cash basis accounting, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under the 90-10 Rule, an institution that derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. In addition, if the institution violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the Department would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

Several factors such as the increase in Title IV Program aid availability, including year-round Pell Grant funds, and budget-related reductions in state grant programs, workforce training programs and other alternative funding sources have adversely affected our institutions' 90-10 Rule percentages in recent years, and we expect this negative impact to continue. We have implemented various measures intended to reduce the percentage of our institutions’ cash basis revenue attributable to Title IV Program funds, including efforts to diversify the sources of our revenue and, in some prior years, managing our cash flow within the parameters permitted by Department cash management regulations. However, these measures may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90% in the future.

The ability of our institutions to maintain 90-10 rates below 90% will depend on the composition of our future student population and their personal circumstances and regulatory and other factors outside of our control, including any reduction in government education assistance for military and veteran personnel, or changes in the treatment of such funding for purposes of the 90-10 rate calculation.

Currently, government education assistance for military and veteran personnel, is not treated as revenue from Title IV sources and therefore is included in the “10%” portion of the calculation. However, multiple legislative proposals have been introduced in Congress that would revise the 90-10 Rule to consider government education assistance for military and veteran personnel, in the same manner as Title IV funds or exclude them completely from the calculation for purposes of the rule and to revise the 90-10 Rule to an 85-15 rule. Adoption of these or similar proposals may be more likely following the 2020 Presidential and Congressional elections and, if adopted, these proposals would make it more difficult for our institutions to comply with this rule.

In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by the Department or other government bodies. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by the Department involving us could require a significant amount of resources.

The Department may have broad discretion to impose additional sanctions on institutions that fail the 90-10 Rule limit, but there is only limited precedent available to predict what those additional sanctions might be in the future. The Department could specify a wide range of additional conditions as part of the provisional certification and the institutions' continued participation in Title IV Programs. These conditions may include, among other things, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - ‘90-10 Rule,’” for more information about the 90-10 Rule and the measures we have implemented to improve our compliance.

If any of our institutions lose eligibility to participate in Title IV Programs due to violation of the 90-10 Rule, the institution would experience a dramatic decline in revenue and would be unable to continue its business as it currently is conducted. Efforts to reduce the 90-10 Rule percentage for our institutions have and may in the future involve taking measures that involve interpretations of the 90-10 Rule or other Title IV regulations that are without clear precedent, reduce our revenue or increase our operating expenses (or all of the foregoing, in each case perhaps significantly). If the 90-10 Rule is changed, we may be required to make structural changes to our business to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our revenue and operating costs. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

“Borrower defense to repayment” regulations, including closed school discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth.

On October 28, 2016, the Department adopted regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment” regulations. Included in the 2016 regulations were expansions of the Department’s authority to process group discharge claims and authority to seek recoupment from institutions. On September 23, 2019, the Department published new final “borrower defense to repayment” regulations that became effective on July 1, 2020. The processes and standards that apply are determined by the date a student loan is disbursed, and student loans disbursed before July 1, 2017 will follow the Department’s original discharge standards and processes that specify that a borrower may assert a defense to repayment based on an act or omission by the school that would give rise to a cause of action under state law. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Borrower Defense to Repayment,” for more information about the borrower defense to repayment regulations.

In addition to discharge of student loans based on an act or omission by a school, Department regulations provide that upon the closure of an institution participating in the Title IV Programs, including any location thereof, certain students who had attended such an institution or location may be eligible to obtain a “closed school discharge” of their federal student loans related to attendance at that institution or location, if they do not complete their educational programs at another location or online, or through transfer or teach-out with other postsecondary institutions. In order to obtain a closed school discharge, a student generally must have been enrolled or on an approved leave of absence when the institution or location closed. Department regulations historically also provide that students who withdraw from an institution or location within 120 days prior to the closure may receive a closed school discharge; this time period was expanded to 180 days under the 2019 borrower defense to repayment regulations. Additionally, under the 2016 regulations, the Department may grant automatic closed school discharges to students who do not re-enroll in another Title IV-participating institution within three years after becoming unable to complete their educational program due to a closure of their institution or institutional location. Recently, the Department has asserted loan discharge claims against us relating to closed campuses in our former All Other Campuses reporting segment for select students that withdrew or were dismissed from school just prior to a campus closure, despite the availability of a teach-out and opportunity to complete. In addition, pursuant to our acquisition of substantially all of the assets of Trident University, Trident University’s operations were brought within the scope of American InterContinental University’s state licensure, accreditation and Department approval, with Trident University relinquishing its accreditor and the Department approvals. As a result, we may incur closed school discharge liabilities if Trident University students do not complete their educational program after the closing of the transaction.

The Department’s interpretation and enforcement of the different versions of the borrower defense to repayment regulations, including closed school discharges, and the related processes and standards is uncertain. In addition, the change in Department administration and policy objectives under the current Presidential administration may lead to additional rulemaking initiatives regarding borrower defense to repayment and to changes in the loan discharge process applicable to outstanding claims. If the Department determines that a significant number of borrowers who attended our current, former or acquired institutions have a defense to repayment of their student loans, we could be subject to significant repayment liability to the Department, which may limit our ability to make investments in our business and negatively impact our future growth.

In addition to potential liability associated with loan discharges, both the 2016 and 2019 borrower defense to repayment regulations include discussion of triggering events that may provide the Department discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. If in the future we are required to post a letter of credit pursuant to the borrower defense to repayment regulations, we may not have the capacity to do so. Even if we are able to post any required letter of credit, doing so may limit our ability to make investments in our business which could negatively impact our future growth.

We cannot predict the impact the various defense to repayment regulations will have on student enrollments, the volume of future claims for loan discharge, including closed school discharge, or our future financial responsibility as determined by the

Department, all of which could be materially adverse.

A failure to demonstrate "financial responsibility" or "administrative capability" would have negative impacts on our operations.

All higher education institutions participating in Title IV Programs must, among other things, satisfy financial and administrative standards. Failure to meet these standards may subject an institution to additional monitoring and reporting procedures, the costs of which may be significant; alterations in the timing and process for receipt of cash pursuant to Title IV Programs; a requirement to submit an irrevocable letter of credit to the Department in an amount equal to 10-100% of the Title IV Program funds that the institution received during its most recently completed fiscal year; or provisional certification for up to three years; depending on the level of compliance with the standards and the Department’s discretion. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations,” for more information about the standards of financial responsibility and administrative capability and the alternative ways an institution may establish eligibility to continue to participate in Title IV Programs.

If in the future we are required to satisfy the Department's standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

Accreditor and state regulatory requirements also address financial responsibility, and these requirements vary among agencies and also are different from Department requirements. Any developments relating to our satisfaction of the Department's financial responsibility requirements may lead to additional focus or review by our accreditors or applicable state agencies regarding their respective financial responsibility requirements.

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

Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if their student loan cohort default rates are greater than the standards set by the Department.

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

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates,” for more information about cohort default rates, the Department’s standards and penalties applicable thereto, the rates for our institutions and how the CARES Act could negatively impact our rates in the future.

If either of our institutions loses eligibility to participate in Title IV Programs due to student loan default rates being higher than the Department’s thresholds, we would experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.

Our agreements with multiple state attorneys general and the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses, and a failure to comply may lead to additional enforcement actions.

As discussed above, in recent years, states and other regulatory bodies have increased their focus on the for-profit postsecondary education sector. This includes increased activity by state attorneys general and the FTC in their review of the sector. In this regard, in 2019 the Company entered into agreements with the FTC and attorneys general from 48 states and the District of Columbia to bring closure to inquiries by them. See Item 1, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Other Compliance Matters” for information about these agreements. These agreements could ultimately have negative impacts on our business, any one of which could be material. For example, pursuant to the agreements with the attorneys general we agreed to work with a third-party administrator that will report annually for three years on the Company’s compliance with various obligations the Company committed to in the agreements. Any negative findings by the third-party administrator may result in negative consequences to the Company, such as an extension of the time period during which the Company must work with the third party administrator or an action by one or more attorneys general seeking enforcement of the agreements. Further, our provision of materials and information in accordance with the terms of the agreements that do not align with those provided by other institutions could negatively impact student decisions to enroll or remain enrolled at our institutions. Pursuant to the agreement with the FTC, we agreed to various operating provisions including the operation of a system to monitor lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. The compliance costs related to these agreements may be greater than anticipated and may have a negative impact on our ability to compete effectively and maintain and grow student enrollments at our institutions, and a failure to comply may lead to additional enforcement actions by the state attorneys general and the FTC.

If the Department denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted.

Under the provisions of the Higher Education Act, an institution must apply to the Department for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Each institution is assigned an identification number by the Department known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and additional locations assigned to the main campus’ OPEID. Generally, the recertification process includes a review by the Department of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. AIU is currently operating on a provisional program participation agreement due to open regulatory review processes with the Department at the time of the renewal. During the period of provisional certification, an institution must obtain prior Department approval to add an educational program, open a new location or make any other significant change, which could negatively impact our ability to take these actions.

If the Department finds that any of our institutions do not fully satisfy all required eligibility and certification standards, the Department could limit, suspend or terminate the institution’s participation in Title IV Programs. Continued Title IV program eligibility is critical to the operation of our business. If either of our institutions becomes ineligible to participate in Title IV Programs, or have that participation significantly conditioned, it could not conduct its business as it is currently conducted and we would experience a dramatic decline in revenue.

Our institutions would lose their ability to participate in Title IV Programs if they fail to maintain their institutional accreditation, and our student enrollments could decline if certain of our programs fail to obtain or maintain programmatic accreditation.

An institution must be accredited by an accrediting agency recognized by the Department in order to participate in Title IV Programs. See Item 1, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Institutional Accreditation.” The failure to comply with accreditation standards will subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution's application for a new grant of accreditation or an action to suspend an institution's accreditation or a program's approval. In August 2016 HLC adopted policy changes giving the Commission discretion to designate an institution as a school “in financial distress” or “under government investigation.” These designations may result in additional monitoring and/or financial reporting by the institution and a strict scrutiny review by HLC of any requests for substantive change at the institution, requiring the institution to demonstrate a compelling reason for the change and that it has sufficient resources to support the change. In 2019 we resolved inquiries by the FTC and multiple state attorneys general. If similar inquiries occur in the future, the breadth of the conditions that could result in these designations may cause our HLC-accredited institutions, CTU and AIU, to be labeled with one or possibly both. If our institutions or programs are subject to accreditation actions or are placed on probationary accreditation status, we may experience additional adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected institution and its students. In addition, if an accrediting body of our institutions loses recognition by the Department, that institution could lose its ability to participate in Title IV Programs.

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

Our institutions frequently need to obtain approvals from regulatory agencies in the conduct of their business. For example, to establish a new educational program or substantive changes to existing programs, we are required to obtain the appropriate approvals from the Department and applicable state and accrediting regulatory agencies. Staffing levels at the Department and other regulatory agencies and the volume of applications and other requests may delay our receipt of necessary approvals. Further, approvals may be conditioned or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may also be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally.

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

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs may be much lower at community colleges than at our institutions. Several states have adopted or proposed programs to enable residents to attend community colleges for free.

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

We also expect to experience increased competition as more postsecondary education providers increase their online program offerings (in particular programs that are geared towards the needs of working adults), including traditional and community colleges that had not previously offered online education programs, and increase their use of personalized learning technologies. This trend has been accelerated by the COVID-19 pandemic and companies that provide and/or manage online learning platforms for traditional colleges and community colleges. Increased competition may create greater pricing or operating pressure on us, which could have a material adverse effect on our institutions' enrollments, revenues and profit margins. We may also face increased competition in maintaining and developing new corporate partnerships and other relationships with employers, particularly as employers become more selective as to which online universities they will encourage or offer scholarships to their employees to attend and from which online universities they will hire prospective employees.

Congress, the Department and other agencies have required increasing disclosure of information to prospective students (with some disclosures only required by for-profit institutions), and our agreements with multiple state attorneys general require additional disclosures that are not required by our competitors. Some of these disclosures may negatively impact a prospective student’s decision to enroll in one of our institutions.

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

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our institutions' ability to attract and retain qualified faculty members and administrators. If any of our executive officers leave the Company, it may be difficult to hire a replacement with similar experience and skills due to the highly regulated nature of our business. The political and regulatory uncertainty facing the for-profit postsecondary education industry may make it difficult to retain key personnel, in particular long-tenured senior officers. Loss of key personnel in the future could impact our growth, lead to changes in or create uncertainty about our business strategies or otherwise impact management's attention to operations.

Our success and ability to grow depends on the ability to hire, train and retain significant numbers of talented people. We face competition from companies in postsecondary education and other industries in attracting, hiring and retaining personnel who possess the combination of skills and experiences that we seek to implement our business strategy. In particular, our performance is dependent upon the availability and retention of qualified personnel for our student support operations. The negative publicity surrounding our industry sometimes makes it difficult and more expensive to attract, hire and retain qualified and experienced personnel, and the Department’s regulations related to incentive compensation affect our ability to compensate admissions and financial aid personnel. Our ability to effectively train our student support personnel and the length of time it takes them to become productive also impacts our results of operations.

Regulatory changes impacting the for-profit postsecondary education sector may require us to make substantial changes to our business and explore alternative business strategies to maintain or grow our business. If our executive officers and other key personnel lack experience necessary to support these changes, we may be unable to timely attract the talent that we need.

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

Increasingly, prospective employers of students who graduate from our institutions demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These desired skills can evolve rapidly in a changing economic and technological environment, so it is important for our institutions’ educational programs to evolve in response to those economic and technological changes. Current or prospective students or the employers of our graduates may not accept expansion of our existing programs, improved program content and the development of new programs. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may develop. Even if our institutions are able to develop acceptable new and improved programs in a cost-effective manner, our institutions may not be able to begin offering them as quickly as prospective students and employers would like or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, rapid technological changes or other factors, our ability to attract and retain students could be impaired and our revenue and profitability could be adversely affected.

Our future results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, such as goodwill.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. Some factors that management considers when determining if a triggering event has occurred include reviewing the significant inputs to the fair value calculation and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, industry and market conditions as well as the most recent quantitative fair value analysis for each reporting unit and the amount of the difference between the estimated fair value and the carrying value. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we will be required to record an impairment charge in the consolidated statements of income. Our estimates of fair value are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses, including projections of newly acquired businesses such as the Trident acquisition. However, should we encounter unexpected economic conditions or operational results, have unforeseen complications with integration of newly acquired businesses or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill which could materially adversely affect our results of operations.

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

Risks Related to Our Business Technology Infrastructure

We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, their families and alumni, including social security numbers and financial data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us or provide services to our students are vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks can evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. Because our services can be accessed globally via the Internet, we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. Any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and require changes in our operating procedures or systems. An example of this is the California Consumer Privacy Act which became effective January 1, 2020. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

System disruptions and vulnerability from security risks to our online technology infrastructure could have a material adverse effect on our ability to attract and retain students.

For our online and ground-based campuses, the performance and reliability of program infrastructure is critical to their operations, reputation and ability to attract and retain students. Any computer system or software error or failure, significant increase in traffic on our computer networks, or any significant failure or unavailability of our computer networks or third-party software, including but not limited to those as a result of natural disasters and network and telecommunications failures, could materially disrupt our delivery of these programs. Any interruption to our institutions’ computer systems or operations could have a material adverse effect on our student enrollments.

Our computer networks are also vulnerable to unauthorized access, computer hackers, computer viruses, denial of service attacks and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks hackers may target our networks. We expend significant resources to protect against the threat of these security breaches and may incur significant expenditures to alleviate problems caused by these breaches. We cannot ensure that our efforts will protect our computer networks against security breaches despite our regular monitoring of our technology infrastructure security.

Any general decline in Internet use for any reason, including security or privacy concerns, cost of Internet service or changes in government regulation, could result in less demand for online educational services and inhibit growth in our online programs.

Our remote work environment in response to the COVID-19 pandemic may exacerbate the risks related to our business technology infrastructure.

We have transitioned almost all of our employees to remote work, as have a number of our third-party service vendors, in response to the COVID-19 pandemic. This rapid transition to a remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and systems, and increased risk of phishing and other cybersecurity attacks, unauthorized dissemination of confidential information and social engineering attempts that seek to exploit the COVID-19 pandemic. If a natural disaster, power outage, connectivity issue or other event occurs that impacts the ability of employees to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a period of time, which could be substantial. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work.

Government regulations relating to the Internet could increase our cost of doing business or otherwise have a material adverse effect on our business.

The increasing use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or in foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales and use taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and adversely affect enrollments.

Risk Related to Our Common Stock

The trading price of our common stock may continue to fluctuate substantially in the future, and as a result returns on an investment in our common stock may be volatile.

The trading price of our common stock has and may fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors include:

•	the actual, anticipated or perceived impact of changes in the political environment or government policies;
•	the outcomes and impacts on our business of the Department’s rulemakings, and other changes in the legal or regulatory environment in which we operate;
•	negative media coverage of the for-profit education industry;
•	general conditions in the postsecondary education field, including declining enrollments;
•	the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews, inquiries and investigations, and any related adverse publicity;
•	failure of certain of our institutions or programs to maintain compliance under the 90-10 Rule or other regulatory standards;
•	our ability to meet or exceed, or changes in, expectations of analysts or investors, or the extent of analyst coverage of our company;
•	decisions by any significant investors to reduce their investment in us;
•	quarterly variations in our operating results, which sometimes occur due to the academic calendar and significant expense items that do not regularly occur;
•	loss of key personnel;
•	price and volume fluctuations in the overall stock market, which may cause the market price for our common stock to fluctuate significantly more than the market as a whole; and
•	general economic conditions.

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

Our ground-based campuses are located in Colorado, Georgia and Texas. These campuses generally consist of teaching facilities, including classrooms and laboratories, and administrative offices. Additionally, we have administrative facilities located in the areas of Chicago, Illinois; Phoenix, Arizona and Cypress, California, which are used for our universities and corporate functions.

All of our campus and administrative facilities are leased except one in Houston, Texas. As of December 31, 2020 we leased approximately 0.9 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year through 2028. Of the 0.9 million square feet, approximately 0.1 million square feet relate to our closed campuses that have leases remaining which terminate at varying dates in 2021. The facility in Houston, Texas, is used by AIU and is less than 0.1 million square feet of real property.

See Item 1, “Business,” for a listing of our campus locations.

ITEM 3.	LEGAL PROCEEDINGS

See note 12 “Contingencies” to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “PRDO”.

The closing price of our common stock as reported on the Nasdaq on February 16, 2021 was $12.78 per share. As of February 16, 2021, there were approximately 111 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 505000, Louisville, KY 40233-5000 or at their website www.computershare.com/investor.

Our Company has never paid cash dividends on our common stock and we have no current plan to do so. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. In addition, our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement. As of December 31, 2020, we are in compliance with the covenants of our credit agreement.

During 2020, we repurchased 1.3 million shares of our common stock for approximately $17.9 million at an average price of $13.53 per share under the Company’s current stock repurchase program. The timing of purchases and the number of shares repurchased pursuant to the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act,  which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. The program expires on December 31, 2021. As of December 31, 2020, approximately $28.2 million was available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2019				$46,120,484
January 1, 2020 - January 31, 2020	-	$-	-	46,120,484
February 1, 2020 - February 29, 2020	400,000	15.43	400,000	39,941,707
March 1, 2020 - March 31, 2020	945,973	12.50	883,642	28,786,211
April 1, 2020 - April 30, 2020	-	-	-	28,786,211
May 1, 2020 - May 31, 2020	-	-	-	28,786,211
June 1, 2020 - June 30, 2020	147	15.85	-	28,786,211
July 1, 2020 - July 31, 2020	-	-	-	28,786,211
August 1, 2020 - August 31, 2020	36,188	15.31	36,188	28,231,593
September 1, 2020 - September 30, 2020	16,932	12.02	-	28,231,593
October 1, 2020 - October 31, 2020	-	-	-	28,231,593
November 1, 2020 - November 30, 2020	-	-	-	28,231,593
December 1, 2020 - December 31, 2020	1,410	12.52	-	28,231,593
Total	1,400,650		1,319,830

(1)

Includes 26,622 and 54,198 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Company’s 2008 Incentive Compensation Plan and 2016 Incentive Compensation Plan, respectively.

(2)	On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which expires December 31, 2021.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2020, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for Perdoceo, the Standard & Poor’s 500 Index and an index of peer companies selected by Perdoceo. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education: Adtalem Global Education Inc., American Public Education, Inc., Zovio, Inc., Grand Canyon Education, Inc., and Strategic Education, Inc. The performance graph begins with Perdoceo’s $3.63 per share closing price on December 31, 2015.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2015 and assumes the reinvestment of all dividends.)

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

Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

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

OVERVIEW

Our academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Our universities offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”), an accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the scope of the state licensure, accreditation and Department of Education approval of American InterContinental University, with Trident University relinquishing its accreditor and Department approvals. Trident University’s programs are now offered by AIU under the “Trident” name. The combined institution continues to serve existing and future students with a broader range of program offerings and resources.

See Note 18 “Segment Reporting” for a description of each of our current reporting segments along with revenues, operating income and total assets by reporting segment for each of the past three fiscal years.

Regulatory Environment and Political Uncertainty

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Perdoceo, in existing tuition assistance programs.

The results of the 2020 Presidential and Congressional elections are likely to significantly impact future legislative and regulatory actions affecting our business. A loss or material reduction in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted.

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

2020 Review

Our financial results for the year ended December 31, 2020 (“current year”) reflected improvements in revenue, operating income and cash flow from operations as well as both new and total student enrollment growth as compared to the prior year. In addition to underlying organic growth, the financial results for the current year were benefitted by the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”) in the current year. During the current year we continued to make targeted investments within our student support processes as well as within technological initiatives while executing against our objective of sustainable and responsible growth. We believe these investments positively impacted student experiences, retention and academic outcomes.

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

Total student enrollments increased 16.7% as of December 31, 2020 as compared to December 31, 2019, supported by an increase in new student enrollments of 20.2% for the current year as compared to the prior year. Total student enrollments for CTU increased by 4.2% as of December 31, 2020 as compared to December 31, 2019 and new student enrollments increased 7.4% for the current year as compared to the prior year. Total student enrollments for AIU increased by 39.2% as of December 31, 2020 as compared to December 31, 2019 and new student enrollments increased 37.3% for the current year as compared to the prior year. AIU’s enrollment results reflect the Trident acquisition as well as organic student enrollment growth. AIU’s enrollment days were relatively comparable for the current year as compared to the prior year for American InterContinental University. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter.

The enrollment growth within both CTU and AIU reflects consistent levels of prospective student interest that were well served by our student enrollment processes. During the year we have also made investments to support remote work arrangements and upgrade our data center to enhance the security, stability and capacity of our IT infrastructure as well as further leveraged and applied our AI technology across a student’s academic life cycle which enables us to efficiently serve prospective students and customize our outreach and engagement with current students to help them stay and succeed in school. We have also improved the efficiency and effectiveness of our student recruiting process to identify and attract prospective students that we believe are more likely to succeed in one of our academic programs. We believe our continued focus on student experiences, retention and academic outcomes, including the technology investments we have made, have contributed to positive new and total student enrollment growth.

Financial Highlights

Revenue for the year ended December 31, 2020 increased $59.6 million or 9.5% as compared to the prior year, reflecting revenue growth at both CTU and AIU as a result of the positive enrollment results discussed above and, for AIU, the Trident acquisition. Operating income for the current year increased to $142.9 million as compared to operating income of $86.5 million for the prior year. This improvement was primarily driven by reduced legal settlements within the current year as compared to the prior year. The prior year results included $37.1 million of expense related to the FTC and Oregon arbitration matters as compared to no significant legal settlements during the current year. Excluding the impact of the legal settlements, the operating income improvement reflects the revenue growth at CTU and AIU and reduced operating losses within Corporate and Other as well as pandemic-related savings, partially offset with ongoing investments in marketing, academics and other student-serving functions, as well as increased bad debt expense. Lastly, we reported cash provided by operations for the current year of $180.0 million as compared to cash provided by operations of $73.1 million in the prior year. The current year cash provided by operations was driven by the positive operating results at both CTU and AIU and timing of Title IV Program funds received in January 2020, partially offset with a settlement payment related to the Oregon arbitration matter.

Revenue within our CTU segment increased $13.2 million or 3.4% for 2020 as compared to the prior year reflecting the increase in new and total student enrollments. Operating income for CTU increased by $29.9 million to $138.5 million for the current year as compared to operating income of $108.6 million in the prior year driven by decreased legal settlement expense as well as the increase in revenue for the current year, partially offset with increased expenses relating to marketing and student-serving functions.

Revenue within our AIU segment increased $46.0 million or 19.5% for 2020 as compared to the prior year driven by the Trident acquisition. Operating income for AIU increased by $14.4 million to $30.8 million for the current year as compared to the prior year driven by the decrease in legal settlement expense as well as the increase in revenue, partially offset with increased expenses related to marketing and student-serving functions, as well as an increase in bad debt expense.

Within our Corporate and Other category, operating loss of $26.4 million improved by $12.2 million compared to an operating loss of $38.6 million in the prior year driven by reduced legal settlement expense and a reduction in operating losses associated with our closed campuses. The prior year included $7.1 million of legal settlement expense related to the Oregon arbitration matter as compared to no legal settlement expense in the current year.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $159.0 million for the current year as compared to $134.3 million in the prior year with the improvement primarily driven by revenue gowth at both universities, efficiencies within operating processes and pandemic related cost savings partially offset with increased expenses related to student-serving functions and marketing and increased bad debt expense.

Adjusted operating income for the years ended December 31, 2020 and 2019 is presented below (dollars in thousands, unless otherwise noted):

	For the Year Ended December 31,
Adjusted Operating Income	2020 (7)	2019
Operating income	$142,934	$86,462
Depreciation and amortization	14,786	9,145
Asset impairment (1)	612	-
Lease expenses for vacated space (2)	659	1,630
Significant legal settlements (3)	-	37,100
Adjusted Operating Income	$158,991	$134,337

	For the Year Ended December 31,
	2020 (7)	2019
Reported Earnings Per Diluted Share	$1.74	$0.97
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (4)	0.04	-
Asset impairment (1)	0.01	-
Lease expenses for vacated space (2)	0.01	0.02
Significant legal settlements (3)	-	0.51
Total pre-tax adjustments	0.06	0.53
Tax effect of adjustments (5)	(0.02)	(0.13)
Release of valuation allowance (6)	(0.22)	-
Total adjustments after tax	(0.18)	0.40
Adjusted Earnings Per Diluted Share	$1.56	$1.37

___________________________

(1)	Asset impairment relates to a right of use asset for a vacated facility for a closed campus for which the sublease income was deemed no longer recoverable.
(2)	Lease expenses for vacated space include both fixed and variable lease costs offset with sublease income for closed campuses.
(3)	Significant legal settlements relate to the FTC and Oregon arbitration matters recorded during 2019.
(4)	Amortization for acquired intangible assets relates to definite-lived intangible assets associated with the Trident acquisition.
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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus outbreak (“COVID-19”) a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including travel restrictions and mandated non-essential business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility.

Since the outbreak, we have made several changes to our business operations in response to the global pandemic. While our universities are primarily online, we have a small portion of our students at campus locations. We transitioned these campus-based students to our online environment with minimal disruptions. Students continue to take classes virtually utilizing our online platform and are proceeding with their academic studies with no major disruption to the level of service they are used to experiencing from our institutions and support staff. We have opened our ground-based campuses for limited campus activities and classes and arranged an appointment process for students to request additional help, if needed, at these campuses.

Additionally, we quickly and efficiently transitioned our workforce to a remote work environment. We continue to provide our employees with support and resources during this critical time so that they have the tools and information they need to continue supporting our students. Our benefit programs provide support for employees during the COVID-19 pandemic and leaves are also available to eligible employees through the Family Medical Leave Act (FMLA), the Americans with Disabilities Act (ADA), other applicable state leave laws and/or the Company’s short-term disability, long-term disability or personal leave benefits.

Both our students and our workforce are well supported by our scalable and innovative technology infrastructure which enabled us to make these changes with minimal disruptions to our business operations.

We have not experienced any material disruptions to date and our strong balance sheet continues to provide us with the financial stability and flexibility to operate during these unprecedented times. Additionally, we are evaluating options to condense real estate facilities as a result of remote work arrangements along with geographically expanding our recruiting efforts. We continue to monitor the impact of COVID-19 on our university operations for future impacts of a potential worsening of global economic conditions as well as other unanticipated consequences.

Title IV Programs

A significant majority of our students rely on Title IV Programs to finance their education and therefore a significant proportion of our cash receipts come from Title IV Programs. As discussed throughout this Annual Report on Form 10-K, our participation in Title IV Programs subjects us to extensive regulation. Significant resources and management time are devoted to monitoring compliance with this complex regulatory framework. The scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, including the resulting changes in Department administration and policy objectives, could lead to significant regulatory changes. Regulatory change is also likely to continue to be considered by the states and other governmental and regulatory agencies.

We regularly evaluate opportunities to grow and benefit our business, including diversifying our educational offerings to increase the portion of our students who do not rely on Title IV Programs, which reduces the potential impact of future regulatory changes on our business. We will continue to evaluate these opportunities, including acquisition of quality educational institutions and programs and internally developing new programs where the students are less dependent upon Title IV Programs to finance their education, committing additional resources to grow our corporate partnership program and enhancing our efforts to recruit international students for our ground-based campuses following the COVID-19 pandemic.

We will continue to closely monitor potential regulatory changes while we endeavor to manage our business in a way that enhances our ability to comply with any future regulatory changes. However, depending on the nature of any future regulatory changes, we may be required to alter the manner in which we conduct our business in order to preserve our students’ ability to benefit from financial assistance for their education pursuant to Title IV Programs. Any necessary business changes could impact our future operating results and opportunities for growth. Please see Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which we Operate,” for more information about the risks and uncertainties relating to our highly regulated industry and potential regulatory changes.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2020 and 2019 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our results for the year ended December 31, 2018, as well as the year-over-year comparison of our 2019 financial performance to 2018.

	For the Year Ended December 31,
	2020	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
TOTAL REVENUE	$687,314		$627,704		$581,296
OPERATING EXPENSES
Educational services and facilities (1)	111,768	16.3%	101,944	16.2%	109,897	18.9%
General and administrative (2):
Advertising and marketing	143,282	20.8%	130,929	20.9%	126,449	21.8%
Admissions	99,035	14.4%	92,883	14.8%	92,922	16.0%
Administrative	127,336	18.5%	162,871	25.9%	139,294	24.0%
Bad debt	47,561	6.9%	43,470	6.9%	32,042	5.5%
Total general and administrative expense	417,214	60.7%	430,153	68.5%	390,707	67.2%
Depreciation and amortization	14,786	2.2%	9,145	1.5%	9,394	1.6%
Asset impairment	612	0.1%	-	0.0%	-	0.0%
OPERATING INCOME	142,934	20.8%	86,462	13.8%	71,298	12.3%
PRETAX INCOME	146,830	21.4%	93,022	14.8%	74,352	12.8%
PROVISION FOR INCOME TAXES	22,476	3.3%	22,428	3.6%	18,561	3.2%
Effective tax rate	15.3%		24.1%		25.0%
INCOME FROM CONTINUING OPERATIONS	124,354	18.1%	70,594	11.2%	55,791	9.6%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(90)	0.0%	(612)	-0.1%	(610)	-0.1%
NET INCOME	$124,264	18.1%	$69,982	11.1%	$55,181	9.5%

_______________

(1)

Educational services and facilities expense includes costs attributable to the educational activities of our universities, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, such as rents on leased facilities and certain costs of establishing and maintaining computer laboratories. Also included in educational services and facilities expense are rents on leased administrative facilities, such as our corporate headquarters, and costs of other goods and services provided by our campuses, including costs of textbooks and laptop computers.

(2)

General and administrative expense includes salaries and benefits of personnel in corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials and bad debt expense.

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Revenue

Revenue for the year ended December 31, 2020 (“current year”) increased 9.5% or $59.6 million, primarily driven by the Trident acquisition. The revenue growth was also supported by a 16.7% increase in total student enrollments and various operating initiatives that contributed to an increase of 20.2% in new student enrollments. CTU’s and AIU’s new and total student enrollments are discussed in the segment results of operations section below.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
Educational services and facilities:
Academics & student related	$90,659	$78,545	$84,114	15.4%	-6.6%
Occupancy	21,109	23,399	25,783	-9.8%	-9.2%
Total educational services and facilities	$111,768	$101,944	$109,897	9.6%	-7.2%

The educational services and facilities expense for the current year increased by 9.6% or $9.8 million as compared to the prior year. Academics and student related costs increased by 15.4% or $12.1 million for the current year as compared to the prior year, primarily as a result of the Trident acquisition. Additionally, we invested in our faculty and advising functions during 2020 as our student enrollments increased. Occupancy expenses for the current year improved by 9.8% or $2.3 million as compared to the prior year, primarily driven by decreases associated with our closed campuses as those leased facilities reach the end of their lease terms.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
General and administrative:
Advertising and marketing	$143,282	$130,929	$126,449	9.4%	3.5%
Admissions	99,035	92,883	92,922	6.6%	0.0%
Administrative	127,336	162,871	139,294	-21.8%	16.9%
Bad Debt	47,561	43,470	32,042	9.4%	35.7%
Total general and administrative expense	$417,214	$430,153	$390,707	-3.0%	10.1%

The general and administrative expense for the current year decreased by 3.0% or $12.9 million as compared to the prior year. This decrease was primarily driven by a decrease in administrative expense, which more than offset increases in advertising and marketing, admissions and bad debt expenses. The administrative expense decreased by 21.8% or $35.5 million primarily due to decreased legal settlement expense as 2019 contained approximately $37.1 million related to the FTC and Oregon arbitration matters whereas there were no significant legal settlements in the current year.

The advertising and marketing expense for the current year increased by 9.4% or $12.4 million as compared to the prior year, due to the Trident acquisition and investments made to serve prospective student interest. This increase is aligned with our prospective student interest and supports the positive total student enrollment growth within both CTU and AIU. Admissions expense increased by 6.6% or $6.2 million as compared to the prior year, due to the Trident acquisition as well as increased staffing to support the prospective student interest we are experiencing.

Bad debt expense incurred by each of our segments during the years ended December 31, 2020, 2019 and 2018 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2020	% of Segment Revenue	2019	% of Segment Revenue	2018	% of Segment Revenue	2020 vs 2019 % Change	2019 vs 2018 % Change
Bad debt expense by segment:
CTU	$23,292	5.7%	$23,081	5.9%	$19,783	5.3%	0.9%	16.7%
AIU	24,345	8.7%	20,405	8.7%	12,039	5.9%	19.3%	69.5%
Total University Group	47,637	6.9%	43,486	6.9%	31,822	5.5%	9.5%	36.7%
Corporate and Other	(76)	NM	(16)	NM	220	NM	NM	NM
Total bad debt expense	$47,561	6.9%	$43,470	6.9%	$32,042	5.5%	9.4%	35.7%

Bad debt expense increased by 9.4% or $4.1 million for the current year as compared to the prior year, relatively in line with the increase in revenue. CTU’s and AIU’s bad debt increased by 0.9% or $0.2 million and 19.3% or $3.9 million, respectively, as compared to the prior year. As a percentage of revenue, bad debt for both CTU and AIU was relatively in line with the increase in revenue for the current year. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV process so that they are better prepared to start school. We have also focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Operating Income

Operating income for the current year increased by 65.3% or $56.5 million as compared to the prior year. The current year improvement was primarily driven by reduced legal settlements as compared to the prior year. The prior year operating results included $37.1 million of legal settlements related to the Oregon arbitration and FTC matters as compared to no significant legal settlements recorded during the current year. Additionally, the operating income for the current year benefitted from an increase in revenue of $59.6 million, reduced operating losses within Corporate and Other and pandemic-related cost savings. These benefits more than offset the increases in academics and student related, advertising and marketing, admissions and bad debt expenses.

Provision for Income Taxes

For the year ended December 31, 2020, we recorded a tax provision of $22.5 million which includes a $16.0 million favorable adjustment related to the release of a valuation allowance maintained against the portion of the foreign tax credit carryforward supported by an overall domestic loss account balance and a $0.4 million favorable adjustment associated with the tax effect of stock-based compensation.

For the year ended December 31, 2019, we recorded a tax provision of $22.4 million, which includes a $1.2 million favorable adjustment associated with the tax effect of stock-based compensation and a $0.5 million net benefit associated with the results of a Florida income tax audit. The 2019 effective tax rate also reflected the deductibility of $29.7 million of the FTC settlement, which is the amount paid for the purpose of restitution. See Note 13 “Income Taxes” for further information. For the full year 2021, we expect our effective tax rate to be between 25.5% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the years ended December 31, 2020 and 2019 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our results for the year ended December 31, 2018, as well as the year-over-year comparison of our 2019 financial performance to 2018.

	For the Year Ended December 31,
	2020	2019 (3)	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
REVENUE:
CTU	$405,507	$392,263	$375,770	3.4%	4.4%
AIU (1)	281,361	235,374	204,920	19.5%	14.9%
Total University Group	686,868	627,637	580,690	9.4%	8.1%
Corporate and Other (2)	412	-	-	NM	NM
Closed campuses	34	67	606	NM	NM
Total Corporate and Other	446	67	606	NM	NM
Total	$687,314	$627,704	$581,296	9.5%	8.0%

OPERATING INCOME (LOSS):
CTU	$138,490	$108,602	$111,623	27.5%	-2.7%
AIU (1)	30,822	16,413	8,176	87.8%	100.7%
Total University Group	169,312	125,015	119,799	35.4%	4.4%
Corporate and Other (2)	(25,393)	(24,748)	(16,598)	-2.6%	-49.1%
Closed campuses	(985)	(13,805)	(31,903)	92.9%	56.7%
Total Corporate and Other	(26,378)	(38,553)	(48,501)	31.6%	20.5%
Total	$142,934	$86,462	$71,298	65.3%	21.3%

OPERATING INCOME (LOSS) MARGIN:
CTU	34.2%	27.7%	29.7%
AIU (1)	11.0%	7.0%	4.0%
Total University Group	24.6%	19.9%	20.6%
Corporate and Other (2)	NM	NM	NM
Closed campuses	NM	NM	NM
Total Corporate and Other	NM	NM	NM
Total	20.8%	13.8%	12.3%

______________________

(1)	AIU results of operations include the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of December 31, 2020.
(2)

This category includes amounts that were historically reported within Corporate and Other prior to the segment change as of January 1, 2019, which combined the former All Other campuses segment (which was comprised of campuses being taught out) with Corporate and Other.

(3)

An expense of $18.6 million and $11.4 million was recorded within CTU and AIU, respectively, related to the FTC settlement during 2019. An expense of $7.1 million was recorded within Corporate and Other for our closed campuses related to the Oregon arbitration matter during 2019.

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

Beginning in 2021, we are redesigning CTU’s academic calendar to strategically place breaks between sessions and provide more opportunities for students to continue with their academic programs. We believe this redesign will improve student experiences and engagement. CTU’s academic calendar redesign, along with the previous academic calendar redesign at AIU, may impact the comparability of revenue-earning days and enrollment days as well as future new enrollment results to historical periods and may not be reflective of operating performance and enrollment growth. As a result, we will no longer report new student enrollment results and will focus our discussions on total student enrollment in future quarters.

	As of December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
TOTAL STUDENT ENROLLMENTS:
CTU	24,600	23,600	22,600	4.2%	4.4%
AIU (1)	18,100	13,000	11,800	39.2%	10.2%
Total University Group	42,700	36,600	34,400	16.7%	6.4%

	For the Year Ended December 31,
	2020	2019	2018	2020 vs 2019 % Change	2019 vs 2018 % Change
NEW STUDENT ENROLLMENTS:
CTU	27,110	25,250	23,600	7.4%	7.0%
AIU (1)	26,160	19,050	15,050	37.3%	26.6%
Total University Group	53,270	44,300	38,650	20.2%	14.6%

_______________________

(1)    AIU includes new and total student enrollments relating to the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of December 31, 2020.

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

CTU. Current year revenue increased by 3.4% or $13.2 million as a result of the total student enrollment growth during 2020. For the year, CTU experienced positive new student enrollment growth of 7.4% supporting a total student enrollment increase of 4.2% as compared to the prior year. We believe this growth was supported by consistent levels of prospective student interest which were well served by CTU’s student enrollment processes and technology enhancements.

Current year operating income for CTU increased by 27.5% or $29.9 million as compared to the prior year, primarily due to the increase in revenue discussed above. The current year improvement also benefitted from lower legal settlement expense as compared to the prior year, which included $18.6 million of expense related to the FTC settlement. The increased advertising and marketing, academics and admissions expenses for the current year as compared to the prior year were partially offset with improved operating efficiencies.

AIU. Current year revenue increased by 19.5% or $46.0 million driven by the Trident acquisition as well as new and total student enrollment growth during 2020. For the year, AIU experienced new student enrollment growth of 37.3% and increased total student enrollments by 39.2% as compared to the prior year. These enrollment results reflect the Trident acquisition as well as organic student enrollment growth driven by consistent levels of prospective student interest that were well served by AIU’s student support functions. Enrollment days were relatively comparable for the current year as compared to the prior year for American InterContinental University. Enrollment days attributable to any given quarter are the available days in the quarter during which a prospective student may apply to start school during that quarter.

Current year operating income for AIU increased by 87.8% or $14.4 million as compared to the prior year, driven by the increase in revenue as discussed above, and decreased administrative expense primarily related to lower legal settlement expense in the current year as compared to the prior year, which more than offset the increase in academics, advertising and marketing, admissions and bad debt expenses.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current year improved by 31.6% or $12.2 million as compared to the prior year, primarily as a result of decreased expenses associated with our closed campuses. Additionally, the prior year included $7.1 million of legal settlement expense related to the Oregon arbitration matter.

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

Allowance for Credit Losses

We extend unsecured credit to a portion of the students who are enrolled at our institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for credit losses with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the collection of our student receivables, as noted above, or modifications to our collection practices or other related policies may impact our estimate of our allowance for credit losses and our results from operations.

A one percentage point change in our allowance for credit losses as a percentage of gross earned student receivables from continuing operations as of December 31, 2020 would have resulted in a change in pretax income from continuing operations of $0.9 million during the year then ended.

Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, would likely have a material impact on the realizability of our receivables.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Our reporting units that have goodwill balances remaining as of December 31, 2020 are CTU and AIU. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies (“quantitative assessment”). If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill. In certain cases, a qualitative assessment may be used to determine if it is more likely than not that a reporting unit’s carrying value exceeds its fair value and if the quantitative assessment is needed.

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

We did not record any goodwill impairment charges during the year ended December 31, 2020. The reporting units with remaining goodwill as of December 31, 2020 are CTU and AIU which together had $118.3 million of goodwill remaining. Based on the quantitative fair value analysis performed as of October 1, 2020, the fair values of our CTU and AIU reporting units exceeded their carrying values by $458.4 million and $116.7 million (fair value as a percentage of carrying value for these reporting units of 904% and 229%), respectively.

Intangible assets include indefinite-lived and definite-lived assets and are recorded at fair market value upon acquisition.  In the year of acquisition, intangible assets, including student relationships, course curriculum and trade names reflect significant judgments made to estimate the fair value and useful life, including future cash flows, forecasts of future revenues and contributory asset charges. Intangible assets are reviewed quarterly for impairment if a triggering event is identified, and indefinite-lived intangible assets are reviewed on an annual basis for impairment.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2020, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $410.4 million. Restricted cash as of December 31, 2020 was $4.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Trident acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We generated cash in 2020 as a result of improved operating performance within our University Group and reduced operating losses associated with closed campuses and expect to continue to do so in 2021. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit agreement allows us to borrow up to a maximum amount of $50.0 million and is scheduled to mature on January 20, 2022. The credit agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and marketable securities in our domestic accounts with the bank of at least $50.0 million at all times. Amounts borrowed under the credit agreement are required to be 100% secured with deposits of cash and marketable securities with the bank. Under the credit agreement, the Company’s ability to make restricted payments, including payments in connection with an acquisition or a repurchase of shares of our common stock, is subject to limitations. Taking into consideration restricted payments already made by the Company during the term of the credit agreement, the Company may make up to an additional $184.4 million of restricted payments through January 20, 2022.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) prudently investing in organic growth projects at our universities, such as student-serving initiatives and new academic program development, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions of quality educational institutions or programs and share repurchases. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program expires on December 31, 2021. Since the November 4, 2019 inception date, the Company repurchased approximately 1.6 million shares for $21.7 million, of which approximately 1.3 million shares of our common stock were repurchased for approximately $17.9 million during the year ended December 31, 2020. See Note 15 “Stock Repurchase Program” for more information about this stock repurchase program.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University. The final purchase price for the acquisition, including post-closing purchase price and working capital adjustments, was $43.8 million, based in part on Trident University’s financial results measured in terms of its revenue and EBITDA (as determined pursuant to the purchase agreement for the transaction) during the 12-month period ended December 31, 2019. The initial cash payment of $38.1 million was made on the date of acquisition. As mentioned above, approximately $4.0 million of this amount is held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the purchase agreement, and is reflected as restricted cash on our consolidated balance sheet as of December 31, 2020. We paid an additional $5.7 million during July 2020 related to the final post-closing purchase price and working capital adjustments. The purchase price was funded with the Company’s available cash balances.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors.”

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2020 and 2019, net cash flows provided by operating activities totaled $180.0 million and $73.1 million, respectively. The increase in cash flow from operations as compared to the prior year is primarily driven by revenue growth at both CTU and AIU and reduction of losses at our closed campuses. Additionally, the current year operating cash flows were positively impacted by the timing of receipt of approximately $39.3 million of Title IV funds. These funds were received in January 2020 instead of the fourth quarter of 2019.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2020 and 2019, approximately 80% and 79% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the year ended December 31, 2020, net cash flows used in investing activities totaled $165.9 million compared to net cash flows provided by investing activities of $7.7 million for the year ended December 31, 2019.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $116.4 million and a net cash inflow of $13.0 million during the years ended December 31, 2020 and 2019, respectively.

Capital Expenditures. Capital expenditures increased to $9.8 million for the year ended December 31, 2020 as compared to $5.2 million for the year ended December 31, 2019. Capital expenditures represented approximately 1% of total revenue during each of the years ended December 31, 2020 and 2019. For the year ending December 31, 2021, we expect capital expenditures to be approximately 1.5% to 2.0% of revenue.

Financing Cash Flows

During the years ended December 31, 2020 and 2019, net cash flows used in financing activities totaled $13.1 million and $4.8 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $0.9 million for the year ended December 31, 2020 and $2.7 million for the year ended December 31, 2019.

Repurchase of Stock. During the year ended December 31, 2020, we repurchased 1.3 million shares of our common stock for approximately $17.9 million at an average price of $13.53 per share as compared to 0.2 million shares of common stock repurchased for $3.9 million at an average price of $16.49 per share for the year ended December 31, 2019. Repurchases of stock during 2020 and 2019 were funded by cash generated from operating activities and existing cash balances. See Part II, Item 5 for more information.

Contractual Obligations

As of December 31, 2020 future minimum cash payments due under contractual obligations for our non-cancelable operating lease arrangements were as follows (dollars in thousands):

	2021	2022	2023	2024 Through 2026	2027 & Thereafter	Total
Gross operating lease obligations (1)
Ongoing operations (2)	$12,164	$12,938	$8,046	$21,312	$7,935	$62,395
Closed campuses	280	-	-	-	-	280
Total gross operating lease obligations	$12,444	$12,938	$8,046	$21,312	$7,935	$62,675

Sublease income (3)
Ongoing operations (2)	$669	$777	$330	$-	$-	$1,776
Closed campuses	280	-	-	-	-	280
Total sublease income	$949	$777	$330	$-	$-	$2,056

Net operating lease obligations
Ongoing operations (2)	$11,495	$12,161	$7,716	$21,312	$7,935	$60,619
Closed campuses	-	-	-	-	-	-
Total net contractual lease obligations	$11,495	$12,161	$7,716	$21,312	$7,935	$60,619

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

Off-Balance Sheet Arrangements. As of December 31, 2020, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2020 compared to December 31, 2019

Selected consolidated balance sheet account changes from December 31, 2019 to December 31, 2020 were as follows (dollars in thousands):

	As of December 31,
	2020	2019	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$410,360	$294,175	39%
Student receivables, net	44,682	55,018	-19%
NON-CURRENT ASSETS:
Goodwill	118,312	87,356	35%
Intangible assets, net	15,522	7,900	96%
Deferred income tax assets, net	40,351	60,169	-33%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred revenue	34,534	24,647	40%
NON-CURRENT LIABILITIES:
Other non-current liabilities	18,390	11,647	58%
STOCKHOLDERS' EQUITY
Treasury stock	(246,088)	(227,315)	8%

Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in revenue within CTU and AIU during the current year and cash received from Title IV Program funding, partially offset with cash outflows related to the Trident acquisition, share repurchases and a legal settlement payment of $7.1 million related to the Oregon arbitrations matter.

Student receivables, net: The decrease is primarily due to timing for Title IV Program funding during the current year that in the past would have been received in the prior year, partially offset with an increase related to the Trident acquisition.

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

Deferred revenue: The increase is driven by an increase within AIU related to the timing of the term start dates as well as the Trident acquisition.

          Other non-current liabilities: The increase is driven by an escrow liability of $4.0 million and a reserve of $1.9 million for potential loan discharges associated with the Trident acquisition.

Treasury stock: The increase is driven primarily by the repurchase of the Company’s common stock during the current year for approximately $17.9 million.

Recent Accounting Pronouncements

See Note 4 “Recent Accounting Pronouncements” to our consolidated financial statements for a discussion of recent accounting pronouncements that may affect us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily changes in interest rates. We use various techniques to manage our interest rate risk. We have no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available for sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we use asset managers who conduct initial and ongoing credit analysis on our investment portfolio and monitor that investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline.

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2020, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of December 31, 2020, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of December 31, 2020 and December 31, 2019. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Annual Report on Form 10-K (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 62 of this Annual Report on Form 10-K.

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

Leslie T. Thornton
Former Senior Vice President, General Counsel and Corporate Secretary of WGL Holdings, Inc. and Washington Gas

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2020, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,227,074	(1)	$10.07	1,263,203	(2)
Total	1,227,074		$10.07	1,263,203

(1)	Includes outstanding options to purchase shares of our common stock under the Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) and 2016 Incentive Compensation Plan (the “2016 Plan”).
(2)

Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 2.9 million shares underlying restricted stock units outstanding as of December 31, 2020, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2020. Additionally, there were less than 0.1 million shares underlying deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above. Cash-settled awards are not included in, and do not affect, shares remaining available for future issuances under the 2016 Plan.

See Note 14 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The financial statements listed in the Index to Financial Statements on page 59 are filed as part of this Annual Report.

2.	Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page 59 is filed as part of this Annual Report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 55 - 57 are filed as part of this Annual Report.

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Incorporated by Reference to:

2.1	Asset Purchase Agreement dated March 8, 2019 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Career Education Corporation	Exhibit 2.1 to our Form 8-K filed on March 12, 2019

2.2	First Amendment to Asset Purchase Agreement effective February 4, 2020 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Perdoceo Education Corporation	Exhibit 2.2 to our Form 10-K for the year ended December 31, 2019

3.1	Restated Certificate of Incorporation of Perdoceo Education Corporation (originally incorporated on January 5, 1994)	Exhibit 3.2 to our Form 8-K filed on December 18, 2019

3.2	Seventh Amended and Restated By-laws of Perdoceo Education Corporation	Exhibit 3.3 to our Form 8-K filed on December 18, 2019

4.1	Form of specimen stock certificate representing Common Stock	Exhibit 4.1 to our Form 10-K for the year ended December 31, 2019

4.2	Description of Common Stock	Exhibit 4.2 to our Form 10-K for the year ended December 31, 2019

4.3

Credit Agreement dated as of December 27, 2018 among Career Education Corporation, CEC Educational Services, LLC, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and BMO Harris Bank N.A., as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 8-K filed on December 28, 2018

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Career Education Corporation 2016 Incentive Compensation Plan ("2016 Plan")	Appendix A to our Definite Proxy Statement on Schedule 14A filed April 8, 2016

*10.4	2020 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.1 to our Form 8-K filed on March 11, 2020

*10.5	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.6	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.7	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.8	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.9	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.10	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed on May 27, 2016

*10.11	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.12	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed on May 27, 2016

*10.13	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.14	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.15	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2016 Plan (used for awards commencing May 2020)	Exhibit 10.1 to our Form 8-K filed on June 1, 2020

*10.17	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.18	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.19	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.20	Letter Agreement between Career Education Corporation and Andrew Hurst dated March 7, 2014	Exhibit 10.47 to our Form 10-K for the year ended December 31, 2015

*10.21	Letter Agreement between Career Education Corporation and John Kline dated October 12, 2015	Exhibit 10.49 to our Form 10-K for the year ended December 31, 2015

*10.22	Letter Agreement between Career Education Corporation and Todd Nelson dated July 30, 2015	Exhibit 10.1 to our Form 8-K filed on July 31, 2015

*10.23	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.24	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

*10.25	First Amendment and Summary of Material Modifications to the Career Education Corporation Executive Severance Plan & Summary Plan Description	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2020

10.26	Agreement with the Attorney General of Iowa effective January 2, 2019, including schedule of substantially identical agreements with the attorneys general of other states	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2019

10.27	Stipulated Order for Permanent Injunction and Monetary Judgment dated October 9, 2019 agreed to by the Federal Trade Commission and Career Education Corporation and certain of its subsidiaries	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2019

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the InLine XBRL document

+101.SCH	InLine XBRL Taxonomy Extension Schema Document

+101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101)
___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2021.

PERDOCEO EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 24, 2021
Todd S. Nelson	(Principal Executive Officer)

/s/ ASHISH R. GHIA	Senior Vice President and Chief Financial Officer	February 24, 2021
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President and Chief Accounting Officer	February 24, 2021
Michele A. Peppers	(Principal Accounting Officer)

/s/ THOMAS B. LALLY	Chairman of the Board	February 24, 2021
Thomas B. Lally

/s/ DENNIS H. CHOOKASZIAN	Director	February 24, 2021
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 24, 2021
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 24, 2021
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 24, 2021
William D. Hansen

/s/ GREGORY L. JACKSON	Director	February 24, 2021
Gregory L. Jackson

/s/ LESLIE T. THORNTON	Director	February 24, 2021
Leslie T. Thornton

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses

As discussed in Note 7, student receivables represent funds owed to the Company in exchange for the educational services provided to the student.  In the current year the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments, commonly known as “CECL.” This guidance impacted their accounting for the allowance for credit losses (formerly referred to as “doubtful accounts”) for student receivables. Student receivables are reported net of an allowance for credit losses as determined by management at the end of each reporting period.  Generally, a student receivable balance is written off once a student is out of school and it reaches greater than
90 days past due.

Management’s student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Its estimation methodology considers a number of quantitative and qualitative factors that, based on collection experience, have an impact on repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact the estimate of the allowance for credit losses. These factors include, but are not limited to repayment history, changes in the current economic, legislative or regulatory environments, cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, the allowance estimation process for student receivables is assessed by comparing estimated and actual performance.

The principal consideration for our determination that the allowance for credit losses is a critical audit matter is that there is significant management judgment needed in assessing collectability and developing the estimated allowance, which requires significant auditor judgement in applying procedures and evaluating audit evidence.

Our audit procedures related to the allowance for credit losses included the following, among others:

•	Evaluating management’s adoption of CECL with the guidance of the ASU,
•	Assessing the appropriateness of management’s calculation and significant assumptions made for reasonableness,
•	Recalculating the estimated allowance rates applied to the respective accounts receivable allowance categories determined according to funding sources and other criteria,
•

Testing the completeness and accuracy of data underlying management’s assertions and calculations by selecting and reperforming the calculations for a selection of students, and compared our recalculations to management’s analysis to determine whether management’s conclusions were reasonable, and

•	Testing on a sample basis the write-offs, the rates of reserve percentages, and subsequent cash collections on a student account through our evaluation of a selection of students.

In addition, we tested the design and operating effectiveness of controls relating to establishing the allowance for credit losses.

Business Acquisitions - Estimate for valuation of acquired student relationships intangible assets

As discussed in Note 3, the Company’s valuation, and determination of the useful life, of student relationships intangible assets acquired through the Trident University acquisition involves management's estimates utilizing valuation techniques. The Company used the multi-period excess earnings method, a form of the Income Approach, which requires management to make significant estimates and assumptions related to cash flow term, forecasts of future revenues, and contributory asset charges. Changes in these assumptions could have a significant impact on either the fair value of recorded student relationships asset or goodwill attributable to the acquisition. The student relationships asset acquired was $8 million as of March 2, 2020.

The principal consideration for our determination that the Trident University acquisition is a critical audit matter is that there are significant judgments made by management to estimate the fair value of the Trident University student relationships. The significant judgments included management’s estimates and assumptions related to the selection of the cash flow term, forecasts of future revenues, and contributory asset charges.

Our audit procedures related to the valuation of the acquired student relationships intangible assets included the following, among others:

•	Obtaining an understanding of the process and assumptions used by management to develop the valuation of acquired student relationships intangible assets.
•

Using valuation specialists, evaluating the reasonableness of the valuation methodology, including testing the source information underlying the determination of the cash flow term, contributory asset charge, testing the mathematical accuracy of the calculation, developing a range of independent estimates and comparing those to the contributory asset charge selected by management.

•	Evaluating management’s ability to accurately forecast future revenue utilizing industry and historical forecasts.

In addition, we tested the design and operating effectiveness of controls including the determination of valuation inputs and outputs upon acquisition and management’s review of the purchase accounting journal entries recorded.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements.

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

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 24, 2021

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$105,684	$108,687
Restricted cash	4,000	-
Total cash, cash equivalents and restricted cash	109,684	108,687
Short-term investments	300,676	185,488
Total cash and cash equivalents, restricted cash and short-term investments	410,360	294,175
Student receivables, gross	84,599	84,874
Allowance for credit losses	(39,917)	(29,856)
Student receivables, net	44,682	55,018
Receivables, other	2,873	1,381
Prepaid expenses	8,209	7,299
Inventories	596	576
Other current assets	341	1,936
Total current assets	467,061	360,385
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $101,380 and $92,933 as of December 31, 2020 and 2019, respectively	27,761	26,006
Right of use asset, net	44,773	50,366
Goodwill	118,312	87,356
Intangible assets, net of amortization of $4,178 and $1,400 as of December 31, 2020 and 2019, respectively	15,522	7,900
Student receivables, gross	3,533	3,352
Allowance for credit losses	(2,230)	(2,108)
Student receivables, net	1,303	1,244
Deferred income tax assets, net	40,351	60,169
Other assets	6,434	5,720
TOTAL ASSETS	$721,517	$599,146
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$9,789	$11,784
Accounts payable	13,259	11,533
Accrued expenses:
Payroll and related benefits	22,661	27,616
Advertising and marketing costs	10,249	10,479
Income taxes	1,402	1,376
Other	11,921	16,378
Deferred revenue	34,534	24,647
Total current liabilities	103,815	103,813
NON-CURRENT LIABILITIES:
Lease liability-operating	43,405	52,391
Other liabilities	18,390	11,647
Total non-current liabilities	61,795	64,038
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 87,264,910 and 85,953,253 shares issued, 70,062,364 and 70,151,357 shares outstanding as of December 31, 2020 and 2019, respectively	873	860
Additional paid-in capital	658,423	639,335
Accumulated other comprehensive income	364	344
Retained earnings	142,335	18,071
Treasury stock, at cost, 17,202,546 and 15,801,896 shares as of December 31, 2020 and 2019, respectively	(246,088)	(227,315)
Total stockholders' equity	555,907	431,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$721,517	$599,146

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
REVENUE:
Tuition and fees	$684,579	$625,056	$578,545
Other	2,735	2,648	2,751
Total revenue	687,314	627,704	581,296
OPERATING EXPENSES:
Educational services and facilities	111,768	101,944	109,897
General and administrative	417,214	430,153	390,707
Depreciation and amortization	14,786	9,145	9,394
Asset impairment	612	-	-
Total operating expenses	544,380	541,242	509,998
Operating income	142,934	86,462	71,298
OTHER INCOME:
Interest income	3,852	6,392	3,539
Interest expense	(167)	(167)	(681)
Miscellaneous income	211	335	196
Total other income	3,896	6,560	3,054
PRETAX INCOME	146,830	93,022	74,352
Provision for income taxes	22,476	22,428	18,561
INCOME FROM CONTINUING OPERATIONS	124,354	70,594	55,791
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(90)	(612)	(610)
NET INCOME	$124,264	$69,982	$55,181

NET INCOME PER SHARE - BASIC:
Income from continuing operations	$1.79	$1.01	$0.80
Loss from discontinued operations	-	(0.01)	(0.01)
Net income per share	$1.79	$1.00	$0.79
NET INCOME PER SHARE - DILUTED:
Income from continuing operations	$1.74	$0.98	$0.78
Loss from discontinued operations	-	(0.01)	(0.01)
Net income per share	$1.74	$0.97	$0.77
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,414	70,088	69,598
Diluted	71,265	72,085	71,482

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
NET INCOME	$124,264	$69,982	$55,181
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	199	(41)	(100)
Unrealized (loss) gain on investments	(179)	683	(34)
Total other comprehensive income (loss)	20	642	(134)
COMPREHENSIVE INCOME	$124,284	$70,624	$55,047

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other	Accumulated
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Earnings (Deficit)	Total
BALANCE, December 31, 2017	84,280	$843	(15,162)	$(217,355)	$621,008	$(164)	$(108,127)	$296,205
Net income	-	-	-	-	-	-	55,181	55,181
Foreign currency translation	-	-	-	-	-	(100)	-	(100)
Unrealized loss on investments	-	-	-	-	-	(34)	-	(34)
Total comprehensive income								55,047
Share-based compensation expense:
Stock option plans	-	-	-	-	1,956	-	-	1,956
Restricted stock award plans	-	-	-	-	3,641	-	-	3,641
Employee stock purchase plan	-	-	-	-	17	-	-	17
Common stock issued under:
Stock option plans	161	2	-	-	1,361	-	-	1,363
Restricted stock award plans	709	7	(239)	(3,345)	(7)	-	-	(3,345)
Employee stock purchase plan	24	-	-	-	319	-	-	319
BALANCE, December 31, 2018	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	69,982	69,982
Foreign currency translation	-	-	-	-	-	(41)	-	(41)
Unrealized gain on investments	-	-	-	-	-	683	-	683
Total comprehensive income								70,624
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Treasury stock purchased	-	-	(235)	(3,875)	-	-	-	(3,875)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,690	-	-	1,690
Restricted stock award plans	-	-	-	-	7,569	-	-	7,569
Employee stock purchase plan	-	-	-	-	15	-	-	15
Common stock issued under:
Stock option plans	259	3	-	-	1,486	-	-	1,489
Restricted stock award plans	504	5	(166)	(2,740)	(4)	-	-	(2,739)
Employee stock purchase plan	16	-	-	-	284	-	-	284
BALANCE, December 31, 2019	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	124,264	124,264
Foreign currency translation	-	-	-	-	-	199	-	199
Unrealized loss on investments	-	-	-	-	-	(179)	-	(179)
Total comprehensive income								124,284
Treasury stock purchased	-	-	(1,320)	(17,862)	-	-	-	(17,862)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,134	-	-	1,134
Restricted stock award plans	-	-	-	-	12,227	-	-	12,227
Employee stock purchase plan	-	-	-	-	18	-	-	18
Common stock issued under:
Stock option plans	1,040	10	-	-	5,374	-	-	5,384
Restricted stock award plans	243	2	(81)	(911)	(3)	-	-	(912)
Employee stock purchase plan	29	1	-	-	338	-	-	339
BALANCE, December 31, 2020	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,264	$69,982	$55,181
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	612	-	-
Depreciation and amortization expense	14,786	9,145	9,394
Bad debt expense	47,556	43,454	31,940
Compensation expense related to share-based awards	13,379	9,274	5,614
Loss on disposition of asset	-	14	-
Deferred income taxes	20,353	21,556	17,863
Changes in operating assets and liabilities:
Student receivables, gross	7,092	(33,697)	(10,541)
Allowance for credit losses	(39,546)	(36,326)	(29,646)
Other receivables, net	(99)	1,189	(1,286)
Inventories, prepaid expenses, and other current assets	3,031	(1,180)	3,053
Deposits and other non-current assets	151	(489)	711
Accounts payable	374	2,320	698
Accrued expenses and deferred rent obligations	(11,135)	5,066	(35,448)
Deferred tuition revenue	5,138	(7,704)	9,454
Right of use asset and lease liability	(6,000)	(9,519)	-
Net cash provided by operating activities	179,956	73,085	56,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(403,673)	(449,367)	(309,784)
Sales of available-for-sale investments	287,249	462,325	275,024
Purchases of property and equipment	(9,768)	(5,174)	(6,732)
Business acquisition	(39,819)	-	-
Other	103	(85)	-
Net cash (used in) provided by investing activities	(165,908)	7,699	(41,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(17,862)	(3,875)	-
Issuance of common stock	5,723	1,774	1,682
Payments of employee tax associated with stock compensation	(912)	(2,740)	(3,345)
Net cash used in financing activities	(13,051)	(4,841)	(1,663)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	-	13	-
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	997	75,956	13,832
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	108,687	32,731	18,899
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$109,684	$108,687	$32,731
Supplemental Cash Flow Information:
Income taxes paid	$611	$46	$266
Supplemental Non-Cash Disclosures:
Amount held in escrow to secure indemnification obligations from business acquisition	$4,000	$-	$-
Non-cash additions to property and equipment	$52	$38	$(161)
Right of use assets obtained in exchange for lease liabilities	$552	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

1. DESCRIPTION OF THE COMPANY

Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIU”) – provide degree programs through the master’s or doctoral level as well as associate and bachelor’s levels. Our universities offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation and Basis of Financial Statement Presentation

These consolidated financial statements presented herein include the accounts of Perdoceo Education Corporation and our wholly-owned subsidiaries (collectively “Perdoceo”or “PEC”). All inter-company transactions and balances have been eliminated.

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

Effective January 1, 2020, the Company reclassified non-current assets of discontinued operations within other non-current assets and current liabilities of discontinued operations within current other accrued expenses. This reclassification was not material to our consolidated balance sheets. Prior period amounts were recast to be comparable to current year reporting.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”). Trident University’s operations were brought within the AIU segment, preserving the “Trident” name and programs as part of American InterContinental University’s operations. Results of operations related to the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”) are included in the consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisition” for further information.

b. Management’s Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the period. We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Significant estimates, among others, include the allowance for credit losses, the assumptions surrounding future projections of revenues and expenses used in determining the probable outcome of performance conditions related to performance-based compensation, the assumptions used in determining the discount rate to calculate right of use assets and lease liabilities, assumptions used in calculating income tax related matters including our deferred tax balances and any respective valuation allowance, fair values used in establishing the opening balance sheet for business combinations and fair values used in asset impairment evaluations including goodwill, intangible assets and long-lived assets. Actual results could differ from these estimates.

c. Student Receivables and Allowance for Credit Losses

Student receivables represent funds owed to us in exchange for the educational services that we provided to a student. Student receivables are reported net of an allowance for credit losses at the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheets. Student receivables which are due to be paid more than one year from the balance sheet date are reported as non-current assets within our consolidated balance sheets.

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2020, 2019 and 2018, approximately 80%, 79% and 79%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

We extend unsecured credit to a portion of the students who are enrolled at our institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for credit losses with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the collection of our student receivables, as noted above, or modifications to our collection practices, and other related policies may impact our estimate of our allowance for credit losses and our results from operations.

d. Revenue Recognition

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

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. Students are typically entitled to a partial refund until approximately halfway through their term, although the refund period is shorter for AIU’s Trident programs. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date. Management reassesses collectability when a student withdraws from the institution and has unpaid tuition charges for the current term which the institution is entitled to retain per the applicable refund policy. Such unpaid charges generally do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations.

Our universities’ academic year is generally at least 30 weeks in length but varies both by university and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by university and program. Academic terms are determined by start dates, which vary by university and program and are generally 8-12 weeks in length. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments.

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

e. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include cash and highly liquid investments with original maturities of three months or less. The fair market value of cash, cash equivalents and restricted cash approximate their carrying value. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts. The restricted cash balance as of December 31, 2020 was $4.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Trident acquisition. There were no restricted cash balances as of December 31, 2019.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings and authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2020 and 2019, we held $10.0 million and $9.6 million, respectively, of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet, with the offset recorded as prepaid revenue within deferred revenue on our consolidated balance sheets.

f. Investments

Our investments, which primarily consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities are classified as “available-for-sale” and recorded at fair value. The Company measures the fair value of financial instruments under the guidance of ASC Topic 820, Fair Value Measurement. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income in our consolidated statements of income.

We use the equity method to account for our investment in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. We include our proportionate share of earnings and/or losses of our equity method investee in other income within our consolidated statements of income. The carrying value of our equity investment is reported within other non-current assets on our consolidated balance sheets.

Our investment in an equity affiliate equated to a 30.7%, or $3.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

g. Property and Equipment

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

h. Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Our reporting units that have goodwill balances remaining as of December 31, 2020 include CTU and AIU. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies (“quantitative assessment”). If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill. In certain cases, a qualitative assessment may be used to determine if it is more likely than not that a reporting unit’s carrying value exceeds its fair value and if the quantitative assessment is needed.

When performing a qualitative assessment for the annual review of goodwill balances for impairment, management must first consider events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focuses on the significant inputs and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, such as negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluates all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. If management determines that it is not more likely than not that the goodwill of the reporting unit is impaired based upon its qualitative assessment then it does not need to perform the quantitative assessment.

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

Definite-lived intangible assets consist of the Trident trade name, student relationships and course curriculum. Student relationships represent the value of acquired student contracts and are amortized on a straight-line basis over a typical remaining contract length. Course curriculum represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired course curriculum balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs.

See Note 10 “Goodwill and Other Intangible Assets” for further discussion.

i. Contingencies

During the ordinary course of business, the Company may be subject to various claims and contingencies. In accordance with FASB ASC Topic 450 – Contingencies, when we become aware of a claim or potential claim, we assess the likelihood of any related loss or exposure. The probability a liability has been incurred, and whether the amount of loss can be reasonably estimated, is analyzed, and if the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. For all matters that are currently being reviewed, we expense legal fees, including defense costs, as they are incurred. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters, and our assessment of exposure requires subjective assessment. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Note 12 “Contingencies” for additional information.

j. Income Taxes

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

k. Leases

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

The lease liability represents future lease payments for lease and non-lease components discounted for present value. Lease payments that may be included in the lease liability include fixed payments, variable lease payments that are based on an index or rate and payments for penalties for terminating the lease if the lessee is reasonably certain to use a termination option, among others. Certain of our leases contain rent escalation clauses that are specifically stated in the lease and these are included in the calculation of the lease liability. Variable lease payments for lease and non-lease components which are not based on an index or rate are excluded from the calculation of the lease liability and are recognized in the statement of income during the period incurred.

The ROU asset consists of the amount of the initial measurement of the lease liability and adjusted for any lease incentives, including rent abatements and tenant improvement allowances, and any initial direct costs incurred by the lessee. The ROU asset is amortized over the remaining lease term on a straight-line basis and recorded within educational services and facilities on our consolidated statements of income.

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

See Note 9 “Leases” for further details.

l. Share-Based Compensation

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

m. Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs, which are included in general and administrative expense on our consolidated statements of income, were $143.3 million, $130.9 million and $126.4 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

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

During 2020, the Company made a total cash payment of $43.8 million for the acquisition of Trident University assets. Pursuant to the purchase agreement, $4.0 million of this payment was set aside in an escrow account to secure indemnification obligations of the seller after closing and is reflected as restricted cash on our consolidated balance sheets. The payment was fully funded with the Company’s available cash balances generated from operating activities.

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

Pro forma financial information relating to the Trident acquisition is not presented because the acquisition is not considered significant pursuant to Regulation S-X promulgated by the U.S. Securities and Exchange Commission.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2020

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. For all entities, ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. We have evaluated and adopted this guidance effective March 12, 2020. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU include removals from, modifications of and additions to the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The guidance removed the requirements of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. This ASU also added additional requirements regarding changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We have evaluated and adopted this guidance effective January 1, 2020. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

Recent accounting guidance to be adopted in 2021

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$139	$1	$-	$140
Non-governmental debt securities	288,578	331	(176)	288,733
Treasury and federal agencies	11,799	6	(2)	11,803
Total short-term investments (available for sale)	$300,516	$338	$(178)	$300,676

	December 31, 2019
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$1,361	$3	$-	$1,364
Non-governmental debt securities	165,423	433	(37)	165,819
Treasury and federal agencies	18,307	7	(9)	18,305
Total short-term investments (available for sale)	$185,091	$443	$(46)	$185,488

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

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	Less than one year	One to five years	Six to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2020	$182,959	$117,641	$-	$76	$300,676
Original stated term to maturity of available-for-sale- investments as of December 31, 2019	$125,087	$59,751	$-	$650	$185,488

Realized gains or losses resulting from sales of investments during the years ended December 31, 2020, 2019 and 2018 were not significant.

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

As of December 31, 2020 and 2019, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of December 31, 2020 and December 31, 2019. Additionally, money market funds of $1.7 million and $36.6 million included within cash and cash equivalents on our consolidated balance sheets as of December 31, 2020 and 2019, respectively, were measured under Level 1 and certificates of deposit, commercial paper and treasury bills of $5.1 million included within cash and cash equivalents on our consolidated balance sheet as of December 31, 2020 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company. As of December 31, 2020, our investment in an equity affiliate equated to a 30.7%, or $3.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

For the years ended December 31, 2020 and 2019, we recorded a gain of approximately $0.2 million and $0.1 million, respectively, and for the year ended December 31, 2018, we recorded approximately $0.4 million of loss, related to our proportionate investment in CCKF within miscellaneous income on our consolidated statements of income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees recorded for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

Maintenance Fee Payments
For the year ended December 31, 2020	$1,596
For the year ended December 31, 2019	$1,418
For the year ended December 31, 2018	$1,462

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	For the Year Ended December 31, 2020
	CTU	AIU (3)	Corporate and Other (4)	Total
Tuition	$381,371	$270,430	$-	$651,801
Technology fees	20,687	10,122	-	30,809
Other miscellaneous fees(1)	1,283	686	-	1,969
Total tuition and fees	403,341	281,238	-	684,579
Other revenue(2)	2,166	123	446	2,735
Total revenue	$405,507	$281,361	$446	$687,314

	For the Year Ended December 31, 2019
	CTU	AIU	Corporate and Other (4)	Total
Tuition	$370,318	$225,364	$-	$595,682
Technology fees	17,844	9,412	-	27,256
Other miscellaneous fees(1)	1,690	428	-	2,118
Total tuition and fees	389,852	235,204	-	625,056
Other revenue(2)	2,411	170	67	2,648
Total revenue	$392,263	$235,374	$67	$627,704

	For the Year Ended December 31, 2018
	CTU	AIU	Corporate and Other (4)	Total
Tuition	$359,929	$196,712	$550	$557,191
Technology fees	11,560	7,590	-	19,150
Other miscellaneous fees(1)	1,769	416	19	2,204
Total tuition and fees	373,258	204,718	569	578,545
Other revenue(2)	2,512	202	37	2,751
Total revenue	$375,770	$204,920	$606	$581,296

__________________

(1)	Other miscellaneous fees include student activity fees and graduation fees.
(2)	Other revenue primarily includes contract training revenue and bookstore sales.

(3)    AIU includes revenue related to the Trident acquisition commencing on the March 2, 2020 date of acquisition.

(4)	Revenue recorded within Corporate and Other relates to certain bookstore sales and closed campuses which are now reported within this category as well as revenue not related to campus operations.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term, and recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

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

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by university and program. Academic terms are determined by start dates, which vary by university and program and are generally 8-12 weeks in length.

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

The amount of contract assets which are being offset with deferred revenue balances as of December 31, 2020 and 2019 were as follows (dollars in thousands):

	As of December 31,
	2020	2019
Gross deferred revenue	$85,402	$63,204
Gross contract assets	(50,868)	(38,557)
Deferred revenue, net	$34,534	$24,647

Deferred Revenue

Changes in our deferred revenue balances for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	For the Year Ended December 31, 2020
	CTU	AIU	Total
Gross deferred revenue, January 1, 2020	$27,845	$35,359	$63,204
Business acquisition, beginning balance	-	13,395	13,395
Revenue earned from prior balances	(25,179)	(40,402)	(65,581)
Billings during period (1)	404,930	289,751	694,681
Revenue earned for new billings during the period	(378,161)	(240,836)	(618,997)
Other adjustments	(913)	(387)	(1,300)
Gross deferred revenue, December 31, 2020	$28,522	$56,880	$85,402

	For the Year Ended December 31, 2019
	CTU	AIU	Total
Gross deferred revenue, January 1, 2019	$24,250	$27,444	$51,694
Revenue earned from prior balances	(22,289)	(21,824)	(44,113)
Billings during period (1)	392,818	243,008	635,826
Revenue earned for new billings during the period	(367,563)	(213,380)	(580,943)
Other adjustments	629	111	740
Gross deferred revenue, December 31, 2019	$27,845	$35,359	$63,204

_______________

(1)	Billings during period includes adjustments for prior billings.

Cash Receipts

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the university and make payments on a monthly basis per the terms of the payment plan.

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.3 million and $1.1 million as of December 31, 2020 and 2019, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our university, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $1.1 million, $1.2 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, for payments received from withdrawn students.

Significant Judgments

We analyze revenue recognition on a portfolio approach under ASC Topic 606. Significant judgment is used in determining the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606. We have determined that all of our students can be grouped into one portfolio. Based on our past experience, students at different universities, in different programs or with different funding all behave similarly. Enrollment agreements all contain similar terms, refund policies are similar across all institutions and students work with the university to obtain some type of funding, for example, Title IV Program funds, Veterans Administration funds, military funding, employer reimbursement or self-pay. We have significant historical data for our students which allows us to analyze collectability. We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each student contract separately.

Significant judgment is also required to assess collectability, particularly as it relates to students seeking funding under Title IV Programs. Because students are required to provide documentation, and in some cases extensive documentation, to the Department to be eligible and approved for funding, the timeframe for this process can sometimes span between 90 to 120 days. We monitor the progress of students through the eligibility and approval process and assess collectability for the portfolio each reporting period to monitor that the collectability threshold is met.

For the years ended December 31, 2020, 2019 and 2018, we received a majority of our universities’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships. These cash receipts represent a substantial portion of our consolidated revenues and all have low risk of collectability.

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

Student Receivables Under Extended Payment Plans

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our consolidated balance sheets. As of December 31, 2020 and 2019, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.3 million and $1.2 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance effective January 1, 2020 under ASU 2016-13 for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

	For the year ended December 31,
	2020	2019	2018
Balance, beginning of period	$31,964	$24,836	$22,534
Beginning balance related to business acquisition	2,174	-	-
Provision for credit losses	47,561	43,470	32,042
Amounts written-off	(42,227)	(38,921)	(35,434)
Recoveries	2,675	2,579	5,694
Balance, end of period	$42,147	$31,964	$24,836

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	December 31,
	2020 (1)	2019 (1)	Life
Computer hardware and software	$40,587	$27,660	3 years
Leasehold improvements	56,095	58,294	Shorter of Life of Lease or Useful Life
Furniture, fixtures and equipment	23,071	23,145	5-10 years
Building and improvements	8,485	8,485	15-35 years
Library materials	24	171	10 years
Vehicles	56	56	5 years
Construction in progress	823	1,128
	129,141	118,939
Less-accumulated depreciation	(101,380)	(92,933)
Total property and equipment, net	$27,761	$26,006

___________________

(1)

Property and equipment which were fully depreciated and no longer in use by the Company were retired during the years ended December 31, 2020 and 2019; therefore, both the cost of the asset and the related accumulated depreciation balances were reduced to zero for these assets.

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $12.0 million, $9.1 million and $9.4 million, respectively.

9. LEASES

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

Lease liability and ROU asset

The lease liability represents future lease payments for lease and non-lease components discounted for present value. Lease payments that may be included in the lease liability include fixed payments, variable lease payments that are based on an index or rate and payments for penalties for terminating the lease if the lessee is reasonably certain to use a termination option, among others. Certain of our leases contain rent escalation clauses that are specifically stated in the lease and these are included in the calculation of the lease liability. Variable lease payments for lease and non-lease components which are not based on an index or rate are excluded from the calculation of the lease liability and are recognized in the statements of income during the period incurred.

The ROU asset consists of the amount of the initial measurement of the lease liability and adjusted for any lease incentives, including rent abatements and tenant improvement allowances, and any initial direct costs incurred by the lessee. The ROU asset is amortized over the remaining lease term on a straight-line basis and recorded within educational services and facilities expense on our consolidated statements of income.

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

Quantitative lease information

Quantitative information related to leases for the years ended December 31, 2020 and 2019 is presented in the following table (dollars in thousands):

	For the Year Ended December 31,
	2020	2019
Lease expenses (1)
Fixed lease expenses - operating	$12,379	$12,869
Variable lease expenses - operating	6,389	8,534
Sublease income	(2,347)	(4,179)
Total lease expenses	$16,421	$17,224

Other information
Gross operating cash flows for operating leases (2)	$(23,577)	$(32,827)
Operating cash flows from subleases (2)	$2,254	$4,351

	As of December 31, 2020	As of December 31, 2019
Weighted average remaining lease term (in months) – operating leases	70	76
Weighted average discount rate – operating leases	4.9%	5.1%

_____________

(1) Lease expense and sublease income represent the amount recorded within our consolidated statements of income. Variable lease amounts represent expenses recognized as incurred which are not included in the lease liability. Fixed lease expenses and sublease income are recorded on a straight-line basis over the lease term and therefore are not necessarily representative of cash payments during the same period.

(2)   Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

For the year ended December 31, 2018 rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $15.5 million and is reflected in educational services and facilities expense for our institutions and within general and administrative expense for our corporate offices in our consolidated statements of income. Beginning in 2019, we record lease expenses for all locations, both for our corporate offices and for our universities, within educational services and facilities expense.

Gross Lease Obligations

          As of December 31, 2020, future minimum lease payments under operating leases which are included in lease liabilities on our consolidated balance sheet for continuing operations are as follows (dollars in thousands):

Operating Leases Total

2021 (1)	$12,444
2022	12,938
2023	8,046
2024	7,196
2025 and thereafter	22,051
Total	$62,675
Less: imputed interest	9,481
Present value of future minimum lease payments	53,194
Less: current lease liabilities	9,789
Non-current lease liabilities	$43,405

_____________

(1)	Amounts provided are for liabilities remaining as of December 31, 2020.

Subleases

For certain of our leased locations, primarily those related to our closed campuses, we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have five subleases within four leased facilities with terms ranging from one to three years. We recognize sublease income as on offset to lease expense on our consolidated statements of income.

As of December 31, 2020, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, for continuing operations is as follows (dollars in thousands):

Operating Subleases Total
2021 (1)	$949
2022	777
2023	330
Total	$2,056

_________________

(1)	Sublease receivables remaining as of December 31, 2020.

During 2020, we recorded $0.6 million of asset impairment related to one of our previously vacated facilities as a result of non-payment from the sub-lessee. We determined that the right of use asset carrying value was not recoverable through the end of the lease for this facility.

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

We have eleven leases related to our ongoing operations which consist of administrative offices and university locations, and we are not reasonably certain that we will extend or terminate any of those leases. In addition, we have three leases for vacated space related to our closed campuses, and we do not intend to extend or terminate any of those leases.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of goodwill were $118.3 million and $87.4 million as of December 31, 2020 and 2019, respectively.

A reconciliation of the changes in the carrying value of goodwill during the years ended December 31, 2020 and 2019 is as follows (dollars in thousands):

	As of December 31,
	2020			2019
	CTU	AIU	Total	CTU	AIU	Total
Balance, beginning of year	$45,938	$41,418	$87,356	$45,938	$41,418	$87,356
Business acquisition	-	30,956	30,956	-	-	-
Balance, end of year	$45,938	$72,374	$118,312	$45,938	$41,418	$87,356

We performed our annual impairment analysis of goodwill as of October 1, 2020 and determined that neither of our reporting units were impaired as of October 1, 2020.

In assessing the fair value for CTU and AIU, we performed a quantitative assessment to determine if we believe it is more likely than not that our reporting unit’s carrying values exceed their respective fair values.

In calculating the fair value for CTU and AIU, we performed a valuation analysis, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units:

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

The determination of estimated fair value of each reporting unit requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 per ASC Topic 820. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating cash flow projections and capital expenditure forecasts. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to assess the fair value of each reporting unit for reasonableness.

As of December 31, 2020 and 2019, the net book value of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Course curriculum (1)	$1,400	$(389)	$1,011	$-	$-	$-
Student relationships (1)	8,000	(2,222)	5,778	-	-	-
Trade names (1)	2,400	(1,567)	833	1,400	(1,400)	-
Net book value, non-amortizable intangible assets:	$11,800	$(4,178)	$7,622	$1,400	$(1,400)	$-

Non-amortizable intangible assets:
Accreditation rights			$1,000			$1,000
CTU trade name			6,900			6,900
Non-amortizable intangible assets			7,900			7,900
Intangible assets, net			$15,522			$7,900

_____________________

(1)     See Note 3 “Business Acquisition” for further details on acquired intangible assets.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to four years. Amortization expense from continuing operations was $2.8 million for the year ended December 31, 2020. We did not have any amortization expense for the years ended December 31, 2019 and 2018.

As of December 31, 2020, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of other indefinite-lived intangible asset balances as of October 1, 2020 utilizing the qualitative assessment approach and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be impaired. We monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible declines in estimated fair value. When performing the qualitative assessment, management considered events and circumstances that may affect the fair value of the intangible assets to determine whether it is necessary to perform the quantitative impairment test. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business, and industry and market considerations. Management evaluated these events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value.

11. CREDIT AGREEMENT

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The credit agreement requires that interest is payable at the end of each respective interest period or monthly in arrears, fees are payable quarterly in arrears and principal is payable at maturity. Any borrowings bear interest at fluctuating interest rates based on either the base rate or the London Interbank Offered Rate (“LIBOR”), plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined, an alternative to LIBOR or a mechanism to establish an alternate rate is specified.

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

As of December 31, 2020 and 2019, there were no outstanding borrowings under the revolving credit facility.

Selected details of our credit agreement as of and for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	As of December 31,
	2020	2019
Credit Agreement:
Credit facility remaining availability	$48,582	$47,782
Outstanding letters of credit	$1,418	$2,218
Availability of additional letters of credit (1)	$23,582	$22,782
Weighted average daily revolving credit borrowings for the year ended	$-	$-
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.30%	0.30%
Letter of credit fee rate	1.25%	1.25%

________________

(1)	The letters of credit sublimit of $25.0 million under the credit agreement is part of, not in addition to, the $50.0 million borrowing limit under the credit agreement.

12. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.0 million and $7.3 million at December 31, 2020 and December 31, 2019, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

13. INCOME TAXES

Pretax income from continuing operations for the years ended December 31, 2020, 2019 and 2018 was $146.8 million, $93.0 million and $74.4 million, respectively.

The provision for income taxes from continuing operations for the years ended December 31, 2020, 2019 and 2018 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Current provision
State and local	$2,110	$754	$524
Total current provision	2,110	754	524
Deferred provision
Federal	15,425	19,230	16,144
State and local	4,941	2,444	1,893
Total deferred provision	20,366	21,674	18,037
Total provision for income taxes	$22,476	$22,428	$18,561

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	2.7	2.7	3.1
Stock-based compensation	(0.3)	(1.3)	(1.4)
Valuation allowance	(10.9)	-	-
Legal settlement	-	-	1.4
State audit settlement	-	(0.5)	0.1
Tax credits	(0.1)	(0.1)	(0.2)
Other	2.9	2.3	1.0
Effective income tax rate	15.3%	24.1%	25.0%

The effective tax rate for the year ended December 31, 2020 includes a $16.0 million favorable adjustment related to the release of a valuation allowance maintained against the portion of the foreign tax credit carryforward supported by an overall domestic loss (“ODL”) account balance, which decreased the effective tax rate by 10.9%. The 2020 effective tax rate also reflects a $0.4 million favorable adjustment associated with the tax effect of stock-based compensation, which decreased the effective tax rate by 0.3%.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2020, 2019 and 2018 is as follows (dollars in thousands):

	2020	2019	2018
Gross unrecognized tax benefits, beginning of the year	$9,859	$9,009	$8,564
Additions for tax positions of prior years	-	-	5
Additions for tax positions related to the current year	2,954	1,957	1,839
Reductions for tax positions of prior years	(51)	(58)	-
Reductions due to lapse of applicable statute of limitations	(968)	(1,049)	(1,399)
Subtotal	11,794	9,859	9,009
Interest and penalties	1,919	1,901	1,862
Total gross unrecognized tax benefits, end of the year	$13,713	$11,760	$10,871

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $10.8 million and $9.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $1.0 million and $10.8 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $1.9 million for each of the years ended December 31, 2020 and 2019. For the years ended December 31, 2020, 2019 and 2018, we recognized less than $0.1 million of expense, less than $0.1 million of expense and less than $0.1 million of benefit, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

Perdoceo and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions and are routinely examined by tax authorities in these jurisdictions. As of December 31, 2020, Perdoceo had been examined by the Internal Revenue Service through our tax year ending December 31, 2014. Due to the expiration of various statutes of limitations, it is reasonably possible that Perdoceo’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.5 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss and tax credit carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Accrued occupancy	$13,028	$15,814
Foreign tax credits	27,321	32,998
Valuation allowance foreign tax credits	(16,958)	(32,998)
Compensation and employee benefits	7,054	7,402
Tax net operating loss carry forwards	19,183	45,130
Valuation allowance	(12,069)	(12,001)
Allowance for doubtful accounts	5,363	4,547
Accrued settlements and legal	203	1,728
Accrued restructuring and severance	353	347
Equity method for investments	406	525
General business tax credits	1,620	1,511
Amortization	5,656	7,633
Other	1,388	1,110
Total deferred income tax assets	52,548	73,746
Deferred income tax liabilities:
Depreciation	111	153
Right of use asset, net	10,611	12,037
Other	1,475	1,387
Total deferred income tax liabilities	12,197	13,577
Net deferred income tax assets	$40,351	$60,169

As of December 31, 2020, the Company has a gross deferred tax asset before valuation allowance of $194.4 million and a gross deferred tax liability of $51.5 million. As of December 31, 2019, the Company had a gross deferred tax asset before valuation allowance of $334.9 million and a gross deferred tax liability of $56.8 million.

Under the TCJA, a federal net operating loss (“NOL”) incurred in 2018 and in future years can no longer be carried back, but may be carried forward indefinitely. However, the deductibility of such NOL carryforwards is limited to 80% of future taxable income. The CARES Act, which provides tax relief to assist companies dealing with the effects of COVID-19, suspended this 80% limitation during the 2018 through 2020 tax years and allows for a 5 year carryback of NOL’s incurred in tax years beginning after December 31, 2017 and before January 1, 2021. The Company has determined neither the TCJA nor the CARES Act will impact its NOL usage since our NOL carryforward was generated in tax years prior to 2018. For the tax year ended December 31, 2020, we expect to fully utilize the NOL carryforward which existed as of December 31, 2019 of approximately $109.7 million. Additionally, the Company anticipates utilizing $5.7 million of the $33.0 million of foreign tax credits available as of December 31, 2019 to offset the federal tax liability that would otherwise be due in 2020. Of the remaining $27.3 million of foreign tax credits which expire during 2022 and 2023, we continue to maintain a $17.0 million valuation allowance against the portion of the foreign tax credit carryforward not supported by an ODL account balance. We have state NOL carryforwards of approximately $314.2 million, which expire between 2021 and 2037. Of this amount, approximately $180.3 million relates to separate state NOL carryforwards and $15.5 million relates to combined state NOL carryforwards, which we anticipate will not be used due to the teach-out of the schools in the applicable combined filing jurisdictions. Valuation allowances have been established against the full amounts of the deferred tax balances for the separate state NOL and the combined state NOL.

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

As of December 31, 2019 and for the first two quarters of 2020, a valuation allowance of $45.0 million was maintained with respect to our foreign tax credits and state net operating losses based on a consideration at each period end of both positive and negative evidence related to the realization of the deferred tax assets. During the quarter ended September 30, 2020, the Company re-evaluated the need for a valuation allowance against the portion of its foreign tax credit carryforward supported by an ODL account balance and determined it was more likely than not that it would be realized. The Company assessed various factors, including taxable income through the year to date ended September 30, 2020, future taxable income, the immaterial impact of the COVID-19 pandemic on operating results thus far and the recent Trident acquisition, and determined the federal NOL carryforward is expected to be fully utilized in 2020. With the expected full utilization of the federal NOL, the Company anticipates being able to utilize the entire ODL account balance in 2020 and 2021 to convert domestic income to foreign sourced income. This will allow the Company to claim approximately $16.0 million of foreign tax credit carryforward, prior to its expiration in 2022, to offset the federal tax liability that would otherwise be due. We continue to maintain a full valuation allowance against the foreign tax credits not supported by an ODL account balance and state net operating losses. As of December 31, 2020, the total valuation allowance attributable to our non-ODL supported foreign tax credits and state net operating losses is $29.0 million. The Company concluded it was not more likely than not for the deferred tax assets related to the non-ODL supported foreign tax credits to be realized and maintained the valuation allowance with respect to these assets. The separate state NOLs can generally only be used by the originating entity and relate to entities that no longer maintain active schools. Since these entities are not expected to generate future operating income, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. Similarly, the Company determined a valuation allowance was needed with respect to the portion of the combined state net operating losses which will likely go unused due to the teach-out of the schools located in the applicable combined filing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Company’s 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by stockholders in May 2016. Under the 2016 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2020, there were approximately 1.3 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.6 million shares issuable upon exercise of outstanding options and (ii) 2.9 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2020. Additionally, as of December 31, 2020 under the Company’s previous 2008 Incentive Compensation Plan, there were approximately 0.6 million shares issuable upon exercise of outstanding options and 0.1 million shares underlying outstanding deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. The vesting of all types of equity awards is subject to possible acceleration in certain circumstances. If a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is generally forfeited.

As of December 31, 2020, we estimate that compensation expense of approximately $20.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, which includes stock options and restricted stock units to be settled in shares of stock and excludes any estimates of forfeitures. This amount includes expenses associated with all performance-based restricted stock unit awards as the Company currently believes it is probable that it will achieve the performance conditions.

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

Stock option activity during the years ended December 31, 2020, 2019 and 2018 under our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	2,868,053	$9.86
Granted	336,768	14.10
Exercised	(161,072)	8.46		$987
Forfeited	-	-
Cancelled	(225,316)	20.58
Outstanding as of December 31, 2018	2,818,433	$9.59
Granted	41,958	21.29
Exercised	(258,621)	5.76		$2,902
Forfeited	(8,017)	15.39
Cancelled	(156,144)	22.99
Outstanding as of December 31, 2019	2,437,609	$9.32
Granted	-	-
Exercised	(1,040,304)	5.18		$7,615
Forfeited	(8,719)	11.79
Cancelled	(161,512)	30.25
Outstanding as of December 31, 2020	1,227,074	$10.07	4.90	$5,150
Exercisable as of December 31, 2020	1,037,202	$9.70	4.54	$4,894

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2020:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$2.82	$3.93	170,656	$3.51	3.62	170,656	$3.51
$4.07	$4.49	142,764	$4.32	5.05	142,764	$4.32
$5.00	$5.96	179,199	$5.82	4.47	179,199	$5.82
$6.51	$8.30	198,556	$7.65	4.49	139,466	$7.37
$9.69	$13.15	72,794	$9.94	6.42	72,794	$9.94
$13.80	$13.80	236,452	$13.80	7.18	105,670	$13.80
$15.39	$15.39	56,119	$15.39	7.41	56,119	$15.39
$21.29	$21.29	41,958	$21.29	8.61	41,958	$21.29
$21.80	$21.80	48,576	$21.80	0.20	48,576	$21.80
$22.13	$22.13	80,000	$22.13	0.38	80,000	$22.13
		1,227,074	$10.07	4.90	1,037,202	$9.70

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock which are not “performance-based” generally vest 25% per year over a four-year service period. Restricted stock units which are “performance-based” are subject to performance or market conditions that, even if the requisite service period is met, may reduce the number of restricted stock units that vest at the end of the requisite service period or result in all units being forfeited. The performance-based restricted stock units generally vest three years after the grant date.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2020, 2019 and 2018:

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017	1,453,823	$5.32
Granted	1,397,644	12.91
Vested	(709,132)	4.97
Forfeited	(124,858)	7.14
Outstanding as of December 31, 2018 (1)	2,017,477	$12.70
Granted	427,488	21.31
Vested	(500,818)	6.14
Forfeited	(22,955)	11.42
Outstanding as of December 31, 2019	1,921,192	$16.34
Granted	534,471	15.45
Vested	(242,515)	11.02
Forfeited	(67,098)	17.18
Outstanding as of December 31, 2020	2,146,050	$16.70

_______________

(1)

The weighted average grant-date fair value per unit as of December 31, 2018 reflects an adjusted fair value per unit from $10.59 to $12.70 due to the modification of grants approved by the Board of Directors during 2019 for our performance-based awards granted on December 14, 2018.

Deferred Stock Units to be Settled in Stock. Perdoceo granted deferred stock units to our non-employee directors prior to 2017. The deferred stock units are to be settled in shares of stock. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participants does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant.

The following table summarizes information with respect to all deferred stock units during the years ended December 31, 2020, 2019 and 2018:

	Deferred Stock Units to be Settled in Shares	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2017 (1)	76,023	$4.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2018 (1)	76,023	$4.44
Granted	-	-
Vested (2)	(2,928)	5.56
Forfeited	-	-
Outstanding as of December 31, 2019 (1)	73,095	$4.39
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2020 (1)	73,095	$4.39

(1)	Includes vested but unreleased awards. These awards are included in total outstanding awards until they are released under the terms of the agreement.
(2)	Includes previously vested awards which were released during the period.

Restricted Stock Units to be Settled in Cash. Restricted stock units to be settled in cash generally vest 25% per year over a four-year service period beginning on the date of grant. Cash-settled restricted stock units are recorded as liabilities as the expense is recognized and the fair value for these awards is determined at each period end date with changes in fair value recorded in our statement of income in the current period. Cash-settled restricted stock units are settled with a cash payment for each unit vested equal to the closing price on the vesting date. Cash-settled restricted stock units are not included in common shares reserved for issuance or available for issuance under the 2016 Plan.

The following table summarizes information with respect to all cash-settled restricted stock units for the years ended December 31, 2020, 2019 and 2018:

Restricted Stock Units to be Settled in Cash
Outstanding as of December 31, 2017	471,728
Granted	-
Vested	(214,192)
Forfeited	(44,742)
Outstanding as of December 31, 2018	212,794
Granted	-
Vested	(129,116)
Forfeited	(2,170)
Outstanding as of December 31, 2019	81,508
Granted	-
Vested	(81,508)
Forfeited	-
Outstanding as of December 31, 2020	-

Upon vesting, based on the conditions set forth in the award agreements, these units were settled in cash. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation and recognized benefit of approximately $0.2 million for the year ended December 31, 2020 and expense of $2.3 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively, for all cash-settled restricted stock units.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2020	2019	2018
Stock options	$1,134	$1,690	$1,956
Restricted stock units settled in stock	12,227	7,569	3,641
Restricted stock units settled in cash	(240)	2,301	2,197
Total stock-based compensation expense	$13,121	$11,560	$7,794

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

The fair value of stock option awards was estimated on the date of grant using the Black-Scholes-Merton option pricing model. During 2020, Perdoceo did not grant any stock options. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2019 and 2018, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2020 (1)	2019	2018
Dividend yield	NA	-	-
Risk-free interest rate	NA	1.6%	2.6%
Weighted average volatility	NA	62.6%	56.1%
Expected life (in years)	NA	8.0	5.0
Weighted average grant date fair value per share of options granted	NA	$13.78	$7.09

 _________________

(1)	There were no stock options awarded during the year ended December 31, 2020.

Volatility is calculated based on the actual historical daily prices of our common stock over the same time period as the expected term of the stock option award.

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

During the year ended December 31, 2020, we repurchased 1.3 million shares of our common stock for approximately $17.9 million at an average price of $13.53 per share. As of December 31, 2020, approximately $28.2 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

16. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Basic common shares outstanding	69,414	70,088	69,598
Common stock equivalents	1,851	1,997	1,884
Diluted common shares outstanding	71,265	72,085	71,482

For the years ended December 31, 2020, 2019 and 2018, certain unexercised stock options awards are excluded from our computation of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computation of diluted earnings per share were 0.5 million, 0.7 million and 0.8 million shares for the years ended December 31, 2020, 2019 and 2018, respectively.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued less than 0.1 million shares for each of the years ended December 31, 2020, 2019 and 2018, pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2020, 2019 and 2018, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. For employees hired on or after January 1, 2020, the participant is 100% vested in the company’s matching contribution after two years of service. Employees hired before January 1, 2020 are fully vested in the company’s matching contribution. During the years ended December 31, 2020, 2019 and 2018, we recorded expense under this plan of approximately $3.0 million, $2.6 million, and $2.7 million, respectively.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2020, 3.4 million shares of common stock have been issued under the plan.

The compensation expense for employee share purchases recorded during the years ended December 31, 2020, 2019 and 2018 in connection with the compensatory elements of our employee stock purchase plan was not significant.

18. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our business plan.

Our two reporting segments are described below.

☐

Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as the employer’s needs for a well-educated workforce. The university offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2020, students enrolled at CTU represented approximately 58% of our total enrollments. Approximately 95% of CTU’s students are enrolled in programs offered fully online. In March 2020, CTU’s campus-based and blended-format students also began pursuing their education through CTU’s online platform as a result of the COVID-19 pandemic.

☐

The American InterContinental University System (AIU) is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult or other non-traditional learners and the military community. AIU places emphasis on the educational, professional and personal growth of each student, and pursues this aim with a commitment to institutional integrity and ethics. AIU offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. AIU now also includes results of operations and student enrollments related to the Trident acquisition commencing on the March 2, 2020 date of acquisition. As of December 31, 2020, students enrolled at AIU represented approximately 42% of our total enrollments. Approximately 97% of AIU’s students are enrolled in programs offered fully online. In March 2020, AIU’s campus-based and blended-format students also began pursuing their education through AIU’s online platform as a result of the COVID-19 pandemic.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations, as well as results related to our closed campuses.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets (1)
For the Year Ended December 31, 2020
CTU	$405,507	$138,490	$6,165	$110	$96,922
AIU (2)	281,361	30,822	8,301	1,224	141,602
Total University Group	686,868	169,312	14,466	1,334	238,524
Corporate and Other	446	(26,378)	320	8,434	482,993
Total	$687,314	$142,934	$14,786	$9,768	$721,517
For the Year Ended December 31, 2019
CTU (3)	$392,263	$108,602	$5,397	$580	$100,414
AIU (4)	235,374	16,413	3,388	411	104,747
Total University Group	627,637	125,015	8,785	991	205,161
Corporate and Other (5)	67	(38,553)	360	4,183	393,985
Total	$627,704	$86,462	$9,145	$5,174	$599,146
For the Year Ended December 31, 2018
CTU	$375,770	$111,623	$5,310	$168
AIU	204,920	8,176	3,582	201
Total University Group	580,690	119,799	8,892	369
Corporate and Other (6)	606	(48,501)	502	6,363
Total	$581,296	$71,298	$9,394	$6,732

__________________

(1)	Total assets are presented on a consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

(2)      AIU results of operations and total assets include the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of December 31, 2020.

For the year ended December 31, 2019, segment results included:

(3)     CTU: a $18.6 million charge related to the FTC settlement.

(4)     AIU: a $11.4 million charge related to the FTC settlement.

(5)     Corporate and Other: a $7.1 million charge related to the Oregon arbitration matter for closed campuses.

For the year ended December 31, 2018, segment results included:

(6)

Corporate and Other: $14.6 million of charges related to significant legal settlements for the Surrett and multi-state AG matters and $9.4 million of charges related to remaining lease obligations for vacated space.

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Summary financial information by quarter is as follows (dollars in thousands, except per share data):

	Quarter				Total
2020	First (2)	Second (2)	Third (2)	Fourth (2)	Year
Revenue	$170,994	$176,035	$169,126	$171,159	$687,314
Operating income	37,303	37,368	32,074	36,189	$142,934
Net income	29,106	28,167	39,940	27,051	$124,264
Net income per share (1)
Basic	$0.42	$0.41	$0.58	$0.39	$1.79
Diluted	$0.41	$0.40	$0.56	$0.38	$1.74

	Quarter				Total
2019	First	Second (3)	Third (4)	Fourth	Year
Revenue	$157,853	$156,441	$154,959	$158,451	$627,704
Operating income	29,971	184	24,294	32,013	$86,462
Net income (loss)	24,791	(559)	18,234	27,516	$69,982
Net income (loss) per share (1)
Basic	$0.35	$(0.01)	$0.26	$0.39	$1.00
Diluted	$0.35	$(0.01)	$0.25	$0.38	$0.97

(1)

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.

For the year ended December 31, 2020, quarterly results included:

(2)  2020 results include the Trident acquisition commencing on the March 2, 2020 date of acquisition.

For the year ended December 31, 2019, quarterly results included:

(3)

Second quarter of 2019 net income included a $30.0 million significant legal settlement for the FTC matter, of which $23.3 million was non-deductible for income tax purposes during the second quarter of 2019.

(4)	Third quarter of 2019 net income included a $7.1 million significant legal settlement for the Oregon arbitration matter.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets (1):
For the year ended December 31, 2020	$44,999	$68	$(16,040)	$29,027
For the year ended December 31, 2019	$48,037	$-	$(3,038)	$44,999
For the year ended December 31, 2018	$50,519	$-	$(2,482)	$48,037
Valuation allowance for credit losses:
For the year ended December 31, 2020	$31,964	$47,561	$(37,378)	$42,147
For the year ended December 31, 2019	$24,836	$43,470	$(36,342)	$31,964
For the year ended December 31, 2018	$22,534	$32,042	$(29,740)	$24,836

(1)	Amounts include both continuing and discontinued operations gross deferred tax balances.