Form 10-Q
period 2021-03-31
PERDOCEO EDUCATION Corp
filed 2021-05-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of May 3, 2021: 70,439,842

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$86,031	$105,684
Restricted cash	4,000	4,000
Total cash, cash equivalents and restricted cash	90,031	109,684
Short-term investments	360,986	300,676
Total cash and cash equivalents, restricted cash and short-term investments	451,017	410,360
Student receivables, gross	82,592	84,599
Allowance for credit losses	(41,110)	(39,917)
Student receivables, net	41,482	44,682
Receivables, other	2,684	2,873
Prepaid expenses	10,023	8,209
Inventories	594	596
Other current assets	253	341
Total current assets	506,053	467,061

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $104,548 and $101,380 as of March 31, 2021 and December 31, 2020, respectively	25,696	27,761
Right of use asset, net	42,425	44,773
Goodwill	118,312	118,312
Intangible assets, net of amortization of $5,011 and $4,178 as of March 31, 2021 and December 31, 2020, respectively	14,689	15,522
Student receivables, gross	3,970	3,533
Allowance for credit losses	(2,675)	(2,230)
Student receivables, net	1,295	1,303
Deferred income tax assets, net	35,584	40,351
Other assets	6,311	6,434
TOTAL ASSETS	$750,365	$721,517
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$9,677	$9,789
Accounts payable	10,767	13,259
Accrued expenses:
Payroll and related benefits	15,207	22,661
Advertising and marketing costs	11,643	10,249
Income taxes	6,627	1,402
Other	12,294	11,921
Deferred revenue	37,004	34,534
Total current liabilities	103,219	103,815

NON-CURRENT LIABILITIES:
Lease liability-operating	40,423	43,405
Other liabilities	18,378	18,390
Total non-current liabilities	58,801	61,795

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 87,795,103 and 87,264,910 shares issued, 70,432,568 and 70,062,364 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	878	873
Additional paid-in capital	662,485	658,423
Accumulated other comprehensive income	14	364
Retained earnings	173,088	142,335
Treasury stock, at cost; 17,362,535 and 17,202,546 shares as of March 31, 2021 and December 31, 2020, respectively	(248,120)	(246,088)
Total stockholders' equity	588,345	555,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$750,365	$721,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands, Except Per Share Amounts)	2021	2020
REVENUE:
Tuition and fees	$182,831	$170,394
Other	807	600
Total revenue	183,638	170,994

OPERATING EXPENSES:
Educational services and facilities	28,974	26,911
General and administrative	110,045	103,529
Depreciation and amortization	4,002	2,639
Asset impairment	-	612
Total operating expenses	143,021	133,691
Operating income	40,617	37,303

OTHER INCOME:
Interest income	359	1,487
Interest expense	(109)	(41)
Miscellaneous income (expense)	142	(13)
Total other income	392	1,433

PRETAX INCOME	41,009	38,736
Provision for income taxes	10,245	9,604
INCOME FROM CONTINUING OPERATIONS	30,764	29,132

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(11)	(26)

NET INCOME	30,753	29,106

NET INCOME PER SHARE - BASIC:	$0.44	$0.42

NET INCOME PER SHARE - DILUTED:	$0.43	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,149	69,839
Diluted	71,482	71,714

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2021	2020
NET INCOME	$30,753	$29,106
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(129)	(48)
Unrealized loss on investments	(221)	(839)
Total other comprehensive loss	(350)	(887)
COMPREHENSIVE INCOME	$30,403	$28,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2021	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	30,753	30,753
Foreign currency translation	-	-	-	-	-	(129)	-	(129)
Unrealized loss on investments	-	-	-	-	-	(221)	-	(221)
Share-based compensation expense	-	-	-	-	3,753	-	-	3,753
Common stock issued	530	5	(160)	(2,032)	309	-	-	(1,718)
BALANCE, March 31, 2021	87,795	$878	(17,363)	$(248,120)	$662,485	$14	$173,088	$588,345

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2020	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	29,106	29,106
Foreign currency translation	-	-	-	-	-	(48)	-	(48)
Unrealized loss on investments	-	-	-	-	-	(839)	-	(839)
Treasury stock purchased	-	-	(1,284)	(17,309)	-	-	-	(17,309)
Share-based compensation expense	-	-	-	-	3,212	-	-	3,212
Common stock issued	256	2	(62)	(687)	411	-	-	(274)
BALANCE, March 31, 2020	86,209	$862	(17,148)	$(245,311)	$642,958	$(543)	$47,177	$445,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,753	$29,106
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	-	612
Depreciation and amortization expense	4,002	2,639
Bad debt expense	13,719	12,862
Compensation expense related to share-based awards	3,753	3,212
Deferred income taxes	4,767	9,468
Changes in operating assets and liabilities	(12,286)	(13,131)
Net cash provided by operating activities	44,708	44,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(126,009)	(111,753)
Sales of available-for-sale investments	64,408	52,893
Purchases of property and equipment	(1,042)	(1,015)
Business acquisition	-	(34,065)
Net cash used in investing activities	(62,643)	(93,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	314	413
Purchase of treasury stock	-	(17,309)
Payments of employee tax associated with stock compensation	(2,032)	(687)
Net cash used in financing activities	(1,718)	(17,583)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19,653)	(66,755)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	109,684	108,687
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$90,031	$41,932

Supplemental non-cash disclosure:

Amounts placed in escrow during the period to secure indemnification obligations from business acquisition	$-	$4,000

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

The unaudited condensed consolidated financial statements presented herein include the accounts of Perdoceo Education Corporation and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

         Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIU.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2021

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions, including the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For all public business entities, ASU 2019-12 is effective for annual periods and interim periods beginning after December 15, 2020. We have evaluated and adopted this guidance effective January 1, 2021. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$139	$1	$-	$140
Non-governmental debt securities	354,136	145	(208)	354,073
Treasury and federal agencies	6,770	5	(2)	6,773
Total short-term investments (available for sale)	$361,045	$151	$(210)	$360,986

	December 31, 2020
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$139	$1	$-	$140
Non-governmental debt securities	288,578	331	(176)	288,733
Treasury and federal agencies	11,799	6	(2)	11,803
Total short-term investments (available for sale)	$300,516	$338	$(178)	$300,676

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

As of March 31, 2021, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of March 31, 2021 and December 31, 2020. Additionally, money market funds of $20.9 million and $1.7 million included within cash and cash equivalents on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, were measured under Level 1 and certificates of deposit, commercial paper and treasury bills of $5.5 million and $5.1 million included within cash and cash equivalents on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2021, our investment in an equity affiliate equated to a 30.7%, or $3.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended March 31, 2021 and 2020, we recorded approximately $0.2 million of gain and $0.1 million of gain, respectively, related to our proportionate investment in CCKF within miscellaneous income (expense) on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid during the quarters ended March 31, 2021 and 2020 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2021	$423
For the quarter ended March 31, 2020 (1)	$1,443

________________________

(1)During the first quarter of 2020, the Company prepaid maintenance payments for the full year 2020, of which approximately $0.4 million was recognized as expense for the quarter ended March 31, 2020.

Credit Agreement

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters ended March 31, 2021 and 2020 (dollars in thousands):

	For the Quarter Ended March 31, 2021				For the Quarter Ended March 31, 2020
	CTU	AIU	Corporate and Other(3)	Total	CTU	AIU	Corporate and Other(3)	Total
Tuition	$99,605	$74,498	$-	$174,103	$97,551	$64,545	$-	$162,096
Technology fees	5,483	2,795	-	8,278	5,120	2,657	-	7,777
Other miscellaneous fees(1)	292	158	-	450	372	149	-	521
Total tuition and fees	105,380	77,451	-	182,831	103,043	67,351	-	170,394
Other revenue(2)	442	26	339	807	545	45	10	600
Total revenue	$105,822	$77,477	$339	$183,638	$103,588	$67,396	$10	$170,994

__________________

(1)	Other miscellaneous fees include student activity fees and graduation fees.
(2)	Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(3)	Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations.

Other revenue, which consists of contract training revenue, bookstore sales and miscellaneous non-student related revenue, is billed and recognized as goods are delivered or services are performed. Contract training revenue results from individual training courses that are stand-alone courses and not part of a degree or certificate program. Bookstore sales are primarily initiated by the student and are not included in the enrollment agreement at the onset of a student’s entrance to the institution. These types of sales constitute a separate performance obligation from classroom instruction.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	As of
	March 31, 2021	December 31, 2020
Gross deferred revenue	$58,022	$85,402
Gross contract assets	(21,018)	(50,868)
Deferred revenue, net	$37,004	$34,534

Deferred Revenue

Changes in our deferred revenue balances for the quarters ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Quarter Ended			For the Quarter Ended
	March 31, 2021			March 31, 2020
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, January 1	$28,522	$56,880	$85,402	$27,845	$35,359	$63,204
Business acquisition, beginning balance	-	-	-	-	13,395	13,395
Revenue earned from prior balances	(25,689)	(42,403)	(68,092)	(25,149)	(31,518)	(56,667)
Billings during period(1)	101,784	52,561	154,345	103,044	46,648	149,692
Revenue earned for new billings during the period	(79,691)	(35,048)	(114,739)	(77,894)	(35,833)	(113,727)
Other adjustments	210	896	1,106	140	883	1,023
Gross deferred revenue, March 31	$25,136	$32,886	$58,022	$27,986	$28,934	$56,920

______________

1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.3 million as of March 31, 2021 and December 31, 2020. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our universities, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.4 million and $0.3 million of revenue for the quarters ended March 31, 2021 and 2020, respectively, for payments received from withdrawn students.

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

Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trend analysis and comparing estimated and actual performance.

Student Receivables Under Extended Payment Plans

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.3 million for each period.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2021	2020
Balance, beginning of period	$42,147	$31,964
Beginning balance related to business acquisition	-	2,174
Provision for credit losses	13,724	12,862
Amounts written-off	(13,067)	(11,601)
Recoveries	981	696
Balance, end of period	$43,785	$36,095

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

7. LEASES

We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2032. Lease terms generally range from five to ten years with one to four renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period, which are typically variable in nature.

We determine if a contract contains a lease when the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish a right of use (“ROU”) asset and a lease liability.

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended March 31, 2021	For the Quarter Ended March 31, 2020
Lease expenses (1)
Fixed lease expenses - operating	$3,015	$3,148
Variable lease expenses - operating	1,513	1,915
Sublease income	(499)	(788)
Total lease expenses	$4,029	$4,275

Other information
Gross operating cash flows for operating leases (2)	$(5,221)	$(6,190)
Operating cash flows from subleases (2)	$530	$676

	As of March 31, 2021	As of March 31, 2020
Weighted average remaining lease term (in months) – operating leases	73	74
Weighted average discount rate – operating leases	5.0%	5.0%

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

Subleases

For certain of our leased locations we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. We have three subleases within three leased facilities with terms ranging from less than one year to two years. We have recognized sublease income of $0.5 million and $0.8 million for the quarters ended March 31, 2021 and 2020, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $0.5 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations:

	For the Quarter Ended March 31,
(Dollars in Thousands)	2021	2020
Pretax income	$41,009	$38,736
Provision for income taxes	$10,245	$9,604
Effective rate	25.0%	24.8%

As of December 31, 2020, a valuation allowance of $29.0 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance and state net operating losses. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $29.0 million valuation allowance against our non-ODL supported foreign tax credits and state net operating losses as of March 31, 2021.

The effective tax rate for the quarter ended March 31, 2021 was benefitted by the release of previously recorded tax reserves, which reduced the effective tax rate by 1.3%. The effective tax rate for the quarter ended March 31, 2020 was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 1.9%.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.5 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2021 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2021, we had accrued $1.8 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the quarters ended March 31, 2021 and 2020, the Company granted approximately 0.3 million and 0.2 million restricted stock units, respectively, to be settled in shares of stock which are not “performance-based,” with a grant-date fair value of approximately $3.6 million and $3.5 million, respectively.

Additionally, for the quarters ended March 31, 2021 and 2020, the Company granted approximately 0.4 million and 0.3 million restricted stock units, respectively, to be settled in shares of stock which are “performance-based,” with a grant-date fair value of approximately $4.2 million and $3.9 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

Stock Options

There were no stock options granted during each of the quarters ended March 31, 2021 and 2020.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters ended March 31, 2021 and 2020 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2021	2020
Stock options	$160	$405
Restricted stock units settled in stock	3,588	2,803
Restricted stock units settled in cash	-	(240)
Total share-based compensation expense	$3,748	$2,968

As of March 31, 2021, we estimate that compensation expense of approximately $23.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2021 and 2020 were as follows (shares in thousands):

	For the Quarter Ended March 31,
	2021	2020
Basic common shares outstanding	70,149	69,839
Common stock equivalents	1,333	1,875
Diluted common shares outstanding	71,482	71,714

For the quarters ended March 31, 2021 and 2020, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.5 million and 0.6 million shares for the quarters ended March 31, 2021 and 2020, respectively.

12. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our business plan. As of March 31, 2021, our two segments are:

♦

Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as the employer’s needs for a well-educated workforce. The university offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2021, students enrolled at CTU represented approximately 62% of our total enrollments. Approximately 95% of CTU’s students are enrolled in programs offered fully online. CTU’s campus-based and blended-format students are currently pursuing their education solely through CTU’s online platform as a result of the COVID-19 pandemic.

♦

The American InterContinental University System (AIU) is comprised of two universities: American InterContinental University and Trident University International (“Trident” or “TUI”). AIU is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult or other non-traditional learners and the military community. AIU places emphasis on the educational, professional and personal growth of each student, and pursues this aim with a commitment to institutional integrity and ethics. AIU offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2021, students enrolled at AIU represented approximately 38% of our total enrollments. Approximately 97% of AIU’s students are enrolled in programs offered fully online. Substantially all of AIU’s campus-based and blended-format students are currently pursuing their education solely through AIU’s online platform as a result of the COVID-19 pandemic.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,

	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
CTU	$105,822	57.6%	$103,588	60.6%	$36,143	$34,619
AIU (1)	77,477	42.2%	67,396	39.4%	11,323	9,376
Corporate and Other (2)	339	NM	10	NM	(6,849)	(6,692)
Total	$183,638	100.0%	$170,994	100.0%	$40,617	$37,303

	Total Assets as of (3)
	March 31, 2021	December 31, 2020
CTU	$102,237	$96,922
AIU	129,961	141,602
Corporate and Other (2)	518,167	482,993
Total	$750,365	$721,517

(1)

AIU’s revenue and operating income for the quarter ended March 31, 2020, include results of operations related to Trident from the March 2, 2020 date of acquisition and therefore do not reflect a full quarter of activity for Trident.

(2)	Corporate and Other includes results of operations and total assets for closed campuses.
(3)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “seek,” “should,” ”will,” “continue to,” “outlook,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•	declines in enrollment or interest in our programs;
•

our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the 90-10, financial responsibility and administrative capability standards prescribed by the U.S. Department of Education (the “Department”)), as well as applicable accreditation standards and state regulatory requirements;

•	the impact of various versions of “borrower defense to repayment” regulations;
•	rulemaking by the Department or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions;
•	the success of our initiatives to improve student experiences, retention and academic outcomes;
•	our continued eligibility to participate in educational assistance programs for veterans and other military personnel;
•	increased competition;
•	the impact of management changes; and
•	changes in the overall U.S. economy which may continue to be impacted by the global COVID-19 pandemic.

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

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIU. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our business plan.

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

The results of the 2020 Presidential and Congressional elections are likely to significantly impact legislative and regulatory actions affecting our business. A loss or material reduction in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted.

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A and Risk Factors in our 2021 Quarterly Reports on Form 10-Q.

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

2021 First Quarter Overview

Our financial results for the first quarter ended March 31, 2021 (“current quarter”) reflected improvements in revenue and operating income as compared to the prior year quarter. Additionally, total student enrollments improved as compared to the prior year quarter end. The financial results include the Trident acquisition commencing on the March 2, 2020 date of acquisition and therefore the quarter ended March 31, 2020 reflects one month of financial results for Trident as compared to a full quarter of results for Trident for the current quarter. During the current quarter we continued to make targeted investments within our student support processes as well as other initiatives.

Total student enrollments increased 9.7% as of March 31, 2021 as compared to March 31, 2020, with CTU increasing by 12.8% and AIU increasing by 5.0%. We believe our investments in technology and student-serving functions have positively contributed to student experiences and student learning. Both CTU and AIU have continued to increase their student-serving staff and leverage data analytics and technology to enhance the effectiveness of their services to students. Additionally, CTU’s academic calendar redesign positively impacted the total student enrollments as of March 31, 2021 due to a session start date on March 30th this year as compared to a session start date that was in April in the prior year.

During the current quarter we made investments in two initiatives, both of which are designed to allow students to use their employer’s or their own resources to complete their program with little or no debt. One investment relates to expanding our corporate partnership program within CTU. This additional staff should be fully trained and integrated in the second half of the year. Our corporate partnership team identifies, contacts and supports corporations, leveraging their tuition assistance programs to provide debt-free education to their employees through one of our universities. An additional investment that we focused on during the quarter relates to implementing workforce development training programs, which are shorter duration programs. We identified several non-degree, online courses that we believe will offer learning opportunities where one can develop skills and knowledge in a specific endeavor or area of interest. Our training programs are designed to assist adult learners in obtaining additional credentials that are job-focused and can help workers increase skills and prepare for changes in the workplace. We expect to begin offering these programs before the end of the second quarter. We plan to grow these programs first at Trident and then possibly across our other universities.

With respect to the COVID-19 pandemic, we have not experienced any material disruptions to date as our strong balance sheet and technology infrastructure provided us with the ability to adapt our operations in response. While we continue to monitor for future impacts of a potential worsening of global economic conditions on our university operations, we are also monitoring for changes in prospective student interest or student engagement levels as social distancing requirements are relaxed and the U.S. economy continues to reopen.

Financial Highlights

Revenue for the first quarter ended March 31, 2021 increased $12.6 million or 7.4% as compared to the prior year quarter, reflecting revenue growth at both CTU and AIU as a result of the positive enrollment results discussed above and, for AIU, the Trident acquisition. Operating income for the current quarter increased to $40.6 million as compared to operating income of $37.3 million for the prior year quarter. The growth in revenue along with operating efficiencies was partially offset with increases in all general and administrative expense categories primarily due to the Trident acquisition and investments in student-serving functions.

Revenue within our CTU segment increased $2.2 million or 2.2% for the first quarter of 2021 as compared to the prior year quarter reflecting the increase in total student enrollments. Operating income for CTU increased by $1.5 million to $36.1 million for the current quarter as compared to operating income of $34.6 million for the prior year quarter driven by the increase in revenue as well as operating efficiencies partially offset with increased expenses relating to marketing and admissions.

Revenue within our AIU segment increased $10.1 million or 15.0% for the first quarter of 2021 as compared to the prior year quarter due to the Trident acquisition as well as organic total student enrollment growth. Operating income for AIU increased by $1.9 million to $11.3 million for the current quarter as compared to the prior year quarter driven by the increase in revenue as well as operating efficiencies, partially offset with increased expenses within all general and administrative categories primarily as a result of the Trident acquisition and investments in student-serving functions.

Within our Corporate and Other category, operating loss of $6.8 million increased from $6.7 million in the prior year quarter as the reduction in operating losses associated with closed campuses was offset with increased employee related and other corporate support expenses.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income for the total company was $44.6 million for the current quarter as compared to $39.9 million in the prior year quarter with the improvement primarily driven by revenue gowth at both CTU and AIU and efficiencies within operating processes partially offset with increases in all general and administrative expense categories primarily due to the Trident acquisition and investments in student-serving functions.

Beginning in 2021, we no longer adjust operating income or earnings per diluted share for expenses related to vacated facilities at closed campuses as these expenses are expected to be immaterial. The prior period amounts were recast to maintain comparability to 2021 non-GAAP measures.

Adjusted operating income and adjusted earnings per diluted share for the quarters ended March 31, 2021 and 2020 is presented below (dollars in thousands, unless otherwise noted):

	ACTUAL
	For the Quarter Ended March 31,
Adjusted Operating Income	2021	2020 (3)

Operating income	$40,617	$37,303
Depreciation and amortization (1)	4,002	2,639
Adjusted Operating Income	$44,619	$39,942

	ACTUAL
	For the Quarter Ended March 31,
Adjusted Earnings Per Diluted Share	2021	2020 (3)

Reported Earnings Per Diluted Share	$0.43	$0.41
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.01	-
Total pre-tax adjustments	$0.01	$-
Tax effect of adjustments (2)	-	-
Total adjustments after tax	0.01	-
Adjusted Earnings Per Diluted Share	$0.44	$0.41

_________________

(1)	Amortization for acquired intangible assets relate to definite-lived intangible assets associated with the Trident acquisition.
(2)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

(3)	2020 results include the Trident acquisition commencing on the March 2, 2020 date of acquisition.

Regulatory Updates

On March 11, 2021, President Biden signed a multi-faceted legislative package that includes new economic stimulus measures broadly targeting various aspects of the U.S. economy. Congress included in this legislation a modification to the 90-10 Rule applicable to for-profit institutions that alters the measurement under the rule from the percentage of Title IV Program tuition revenue an institution receives to the percentage of “federal educational assistance” an institution receives. While the required ratio to maintain Title IV Program eligibility will remain at below 90%, specific details on the modified rule and what constitutes “federal educational assistance” are expected to be determined pursuant to a negotiated rulemaking process. The legislation directs the Department to commence negotiated rulemaking no earlier than October 1, 2021 and specifies that the modified rule shall apply for institutional fiscal years beginning on or after January 1, 2023 to provide institutions time to evaluate and comply with the modified rule. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – ’90-10 Rule’” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information about the 90-10 Rule.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2021 and 2020 (dollars in thousands):

	For the Quarter Ended March 31,
	2021	% of Total Revenue	2020	% of Total Revenue	2021 vs 2020 % Change
TOTAL REVENUE	$183,638		$170,994		7.4%
OPERATING EXPENSES
Educational services and facilities (1)	28,974	15.8%	26,911	15.7%	7.7%
General and administrative: (2)
Advertising and marketing	36,794	20.0%	35,057	20.5%	5.0%
Admissions	25,840	14.1%	24,693	14.4%	4.6%
Administrative	33,687	18.3%	30,917	18.1%	9.0%
Bad debt	13,724	7.5%	12,862	7.5%	6.7%
Total general and administrative expense	110,045	59.9%	103,529	60.5%	6.3%
Depreciation and amortization	4,002	2.2%	2,639	1.5%	51.6%
Asset impairment	-	0.0%	612	0.4%	NM
OPERATING INCOME	40,617	22.1%	37,303	21.8%	8.9%

PRETAX INCOME	41,009	22.3%	38,736	22.7%	5.9%
PROVISION FOR INCOME TAXES	10,245	5.6%	9,604	5.6%	6.7%
Effective tax rate	25.0%		24.8%

INCOME FROM CONTINUING OPERATIONS	30,764	16.8%	29,132	17.0%	5.6%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(11)	0.0%	(26)	0.0%	-57.7%
NET INCOME	$30,753	16.7%	$29,106	17.0%	5.7%

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

(2)

General and administrative expense includes operating expenses associated with, including salaries and benefits of personnel in, corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials and bad debt expense.

Revenue

Revenue for the first quarter of 2021 (“current quarter”) increased 7.4% or $12.6 million as compared to the prior year quarter supported by a 9.7% increase in total student enrollments. The current quarter revenue increase was also benefitted by three months of revenue related to Trident as compared to only one month of revenue in the prior year quarter.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2021	2020	2021 vs 2020 % Change
Educational services and facilities:
Academics & student related	$23,833	$21,512	10.8%
Occupancy	5,141	5,399	-4.8%
Total educational services and facilities	$28,974	$26,911	7.7%

The educational services and facilities expense for the current quarter increased by 7.7% or $2.1 million as compared to the prior year quarter. Academics and student related costs increased by 10.8% or $2.3 million for the current quarter as compared to the prior year quarter, primarily as a result of the Trident acquisition. Occupancy expenses for the current quarter improved by 4.8% or $0.3 million as compared to the prior year quarter, primarily driven by decreases associated with our closed campuses as those leased facilities reach the end of their lease terms.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2021	2020	2021 vs 2020 % Change
General and administrative:
Advertising and marketing	$36,794	$35,057	5.0%
Admissions	25,840	24,693	4.6%
Administrative	33,687	30,917	9.0%
Bad debt	13,724	12,862	6.7%
Total general and administrative expense	$110,045	$103,529	6.3%

The general and administrative expense for the current quarter increased by 6.3% or $6.5 million as compared to the prior year quarter, driven by increases in administration, advertising and marketing, admissions and bad debt expenses. The administrative expense increased by 9.0% or $2.8 million for the current quarter as compared to the prior year quarter, primarily driven by increased employee related and other corporate support expenses within Corporate and Other as compared to the prior year quarter, as well as increases within AIU primarily related to the Trident acquisition.

The advertising and marketing expense for the current quarter increased by 5.0% or $1.7 million as compared to the prior year quarter, due to increased spending to address prospective student interest. This increase supported the positive total student enrollment growth within both CTU and AIU. Admissions expense increased by 4.6% or $1.1 million for the current quarter as compared to the prior year quarter, primarily as a result of the Trident acquisition.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2021	% of Segment Revenue	2020	% of Segment Revenue	2021 vs 2020 % Change
Bad debt expense:
CTU	$6,323	6.0%	$6,683	6.5%	-5.4%
AIU	7,415	9.6%	6,201	9.2%	19.6%
Corporate and Other	(14)	NM	(22)	NM	NM
Total bad debt expense	$13,724	7.5%	$12,862	7.5%	6.7%

Bad debt expense increased by 6.7% or $0.9 million for the current quarter as compared to the prior year quarter, in line with the increase in revenue. Bad debt as a percentage of revenue remained flat at 7.5% for the current quarter and prior year quarter. AIU’s 40 basis point increase as a percentage of revenue was offset with CTU’s 50 basis point decrease as a percentage of revenue as we continue to see quarterly fluctuations in bad debt expense. We regularly monitor our reserve rates, which includes a review of our analysis of historical student receivable collectability which we update quarterly based on the most recent data available, along with current known factors which we believe could affect future collectability of our student receivables, including the number of students that do not complete the financial aid process. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV process so that they are better prepared to start school. We have also focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Operating Income

Operating income increased by 8.9% or $3.3 million for the current quarter as compared to the prior year quarter. The increase was primarily due to the increased revenue for the current quarter as compared to the prior year quarter but also reflects efficiencies within operating processes. Partially offsetting the revenue growth and efficiencies within operating processes were increased expenses within all general and administrative expense categories primarily due to the Trident acquisition as well as investments in student-serving functions. Depreciation and amortization expense also increased as compared to the prior year quarter as a result of increased investments in technology initiatives and the Trident acquisition.

Provision for Income Taxes

For the quarter ended March 31, 2021, we recorded a provision for income taxes of $10.2 million or 25.0% as compared to a provision for income taxes of $9.6 million or 24.8% for the prior year quarter. The effective tax rate for the quarter ended March 31, 2021 was benefitted by the release of previously recorded tax reserves, which reduced the effective tax rate by 1.3%. The effective tax rate for the quarter ended March 31, 2020 was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 1.9%. For the full year 2021, we expect our effective tax rate to be between 26.0% and 27.0%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2021	2020	% Change	2021	2020	% Change	2021	2020
REVENUE:
CTU	$105,822	$103,588	2.2%	$36,143	$34,619	4.4%	34.2%	33.4%
AIU (1)	77,477	67,396	15.0%	11,323	9,376	20.8%	14.6%	13.9%
Corporate and other (2)	339	10	NM	(6,849)	(6,692)	-2.3%	NM	NM
Total	$183,638	$170,994	7.4%	$40,617	$37,303	8.9%	22.1%	21.8%

__________________

(1)

AIU’s revenue and operating income for the quarter ended March 31, 2020, include results of operations related to Trident from the March 2, 2020 date of acquisition and therefore do not reflect a full quarter of activity for Trident.

(2)	Results of operations for closed campuses are included within Corporate and Other.

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by participating in class related activities.

Beginning in the first quarter of 2021, we redesigned CTU’s academic calendar to strategically place breaks between sessions and provide more opportunities for students to continue with their academic programs. We believe this redesign will improve student experiences and engagement. CTU’s academic calendar redesign, along with the previous academic calendar redesign at AIU, may impact the comparability of revenue-earning days and enrollment days as well as new enrollment results between periods and new enrollment results may not be reflective of operating performance and enrollment growth. As a result, we no longer report new student enrollment results and focus our discussions on total student enrollments.

	TOTAL STUDENT ENROLLMENTS
	As of March 31,
	2021	2020	% Change
CTU	27,300	24,200	12.8%
AIU	16,800	16,000	5.0%
Total	44,100	40,200	9.7%

CTU. Current quarter revenue increased by 2.2% or $2.2 million due to total student enrollment growth as compared to the prior year quarter. CTU experienced an increase in total student enrollments of 12.8% as of the end of the quarter as compared to the prior year quarter end. CTU’s academic calendar redesign positively impacted the total student enrollments as of March 31, 2021 due to a session start date on March 30th this year as compared to a session start date that was in April in the prior year.

Current quarter operating income for CTU increased by 4.4% or $1.5 million as compared to the prior year quarter driven by the increase in revenue as well as efficiencies within operating processes, which were partially offset with increased advertising and marketing and admissions expense for the current quarter as compared to the prior year quarter.

AIU. Current quarter revenue increased by 15.0% or $10.1 million driven by the Trident acquisition as well as total student enrollment growth of 5.0% as of the end of the quarter as compared to the prior year quarter end. The current quarter benefitted from a full quarter of revenue related to Trident as compared to one month in the prior year quarter. AIU’s increase in total student enrollments reflects consistent levels of prospective student interest which were well-served by AIU’s student enrollment and support teams.

Current quarter operating income for AIU increased by 20.8% or $1.9 million as compared to the prior year quarter, primarily driven by the increase in revenue as well as efficiencies within operating processes, which were partially offset with increases in all general and administrative expenses categories during the current quarter as compared to the prior year quarter primarily due to the Trident acquisition which has a full quarter of operating expenses during the current quarter as compared to one month in the prior year quarter.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter increased by 2.3% or $0.2 million as compared to the prior year quarter, primarily as a result of increased employee related and other corporate support expenses which more than offset the decreased operating losses associated with our closed campuses.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 also includes a discussion of these and other significant accounting policies, and Note 3 "Recent Accounting Pronouncements" in this Form 10-Q describes accounting policies adopted in 2021.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2021, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $451.0 million. Restricted cash as of March 31, 2021 was $4.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Trident acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during 2021. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program expires on December 31, 2021. Since the November 4, 2019 inception date, the Company repurchased approximately 1.6 million shares for $21.7 million.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2021 and 2020, net cash flows provided by operating activities totaled $44.7 million and $44.8 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the quarter ended March 31, 2021, approximately 81% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding as compared to 80% for the full year of 2020. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

For further discussion of Title IV Program funding and other funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2021 and 2020, net cash flows used in investing activities totaled $62.6 million and $93.9 million, respectively. The prior year quarter included a payment of $34.1 million for the Trident acquisition.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $61.6 million and $58.9 million for the quarters ended March 31, 2021 and 2020, respectively.

Capital Expenditures. Capital expenditures were $1.0 million for each of the quarters ended March 31, 2021 and 2020. Capital expenditures represented less than 1.0% of total revenue for each of the quarters ended March 31, 2021 and 2020. For the full year 2021, we expect capital expenditures to be approximately 1.5% to 2.0% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2021 and 2020, net cash flows used in financing activities totaled $1.7 million and $17.6 million, respectively. The prior year quarter included $17.3 million of payments to repurchase shares of our common stock.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.0 million for the quarter ended March 31, 2021 and $0.7 million for the quarter ended March 31, 2020.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2020 to March 31, 2021 were as follows (dollars in thousands):

	March 31,	December 31,
	2021	2020	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$451,017	$410,360	10%
NON-CURRENT ASSETS:
Deferred income tax assets, net	35,584	40,351	-12%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	15,207	22,661	-33%
Accrued expenses - income taxes	6,627	1,402	373%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in total revenue within CTU and AIU during the current quarter, partially offset with cash outflows related to the payment of annual incentive compensation.

Deferred income tax assets, net: The decrease reflects the usage of deferred tax assets associated with the offset of income taxes payable.

Accrued expenses - payroll and related benefits: The decrease is driven primarily by the payments during the current quarter of annual incentive compensation.

Accrued expenses – income taxes: The increase is driven by the exhaustion of previous net operating losses which the Company utilized to offset its income taxes payable in prior periods. With the exhaustion of net operating losses, the Company began making income tax payments with respect to the first quarter of 2021.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2021, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of March 31, 2021, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of March 31, 2021 and December 31, 2020. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 24, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. The timing of purchases and the number of shares repurchased pursuant to the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act,  which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. The program expires on December 31, 2021. As of March 31, 2021, approximately $28.2 million was available under the stock repurchase program.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2020				$28,231,593
January 1, 2021—January 31, 2021	-	$-	-	28,231,593
February 1, 2021—February 28, 2021	-	-	-	28,231,593
March 1, 2021—March 31, 2021	159,989	12.70	-	28,231,593
Total	159,989		-

(1)

Includes 159,989 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Company’s 2016 Incentive Compensation Plan.

(2)	On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million which expires December 31, 2021.
Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	2021 Annual Incentive Award Program pursuant to the Career Education Corporation 2016 Incentive Compensation Plan	Exhibit 10.1 to our Form 8-K filed on March 9, 2021

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: May 6, 2021	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)