Form 10-Q
period 2021-06-30
PERDOCEO EDUCATION Corp
filed 2021-08-05
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of August 2, 2021: 70,082,105

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$87,343	$105,684
Restricted cash	4,000	4,000
Total cash, cash equivalents and restricted cash	91,343	109,684
Short-term investments	389,310	300,676
Total cash and cash equivalents, restricted cash and short-term investments	480,653	410,360
Student receivables, gross	91,457	84,599
Allowance for credit losses	(39,775)	(39,917)
Student receivables, net	51,682	44,682
Receivables, other	2,568	2,873
Prepaid expenses	10,986	8,209
Inventories	619	596
Other current assets	2,637	341
Total current assets	549,145	467,061

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $107,628 and $101,380 as of June 30, 2021 and December 31, 2020, respectively	24,807	27,761
Right of use asset, net	40,821	44,773
Goodwill	118,312	118,312
Intangible assets, net of amortization of $5,844 and $4,178 as of June 30, 2021 and December 31, 2020, respectively	13,856	15,522
Student receivables, gross	4,568	3,533
Allowance for credit losses	(3,101)	(2,230)
Student receivables, net	1,467	1,303
Deferred income tax assets, net	31,782	40,351
Other assets	6,229	6,434
TOTAL ASSETS	$786,419	$721,517
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$9,779	$9,789
Accounts payable	11,533	13,259
Accrued expenses:
Payroll and related benefits	19,495	22,661
Advertising and marketing costs	11,615	10,249
Income taxes	1,522	1,402
Other	18,614	11,921
Deferred revenue	45,214	34,534
Total current liabilities	117,772	103,815

NON-CURRENT LIABILITIES:
Lease liability-operating	40,565	43,405
Other liabilities	14,470	18,390
Total non-current liabilities	55,035	61,795

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 87,884,843 and 87,264,910 shares issued, 70,082,105 and 70,062,364 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	879	873
Additional paid-in capital	666,470	658,423
Accumulated other comprehensive income	20	364
Retained earnings	199,737	142,335
Treasury stock, at cost; 17,802,738 and 17,202,546 shares as of June 30, 2021 and December 31, 2020, respectively	(253,494)	(246,088)
Total stockholders' equity	613,612	555,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$786,419	$721,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands, Except Per Share Amounts)	2021	2020	2021	2020
REVENUE:
Tuition and fees	$174,804	$175,499	$357,635	$345,893
Other	735	536	1,542	1,136
Total revenue	175,539	176,035	359,177	347,029

OPERATING EXPENSES:
Educational services and facilities	28,532	28,676	57,506	55,587
General and administrative	107,132	105,840	217,177	209,369
Depreciation and amortization	3,913	4,151	7,915	6,790
Asset impairment	-	-	-	612
Total operating expenses	139,577	138,667	282,598	272,358
Operating income	35,962	37,368	76,579	74,671

OTHER INCOME:
Interest income	322	1,011	681	2,498
Interest expense	(280)	(43)	(389)	(84)
Miscellaneous (expense) income	(35)	125	107	112
Total other income	7	1,093	399	2,526

PRETAX INCOME	35,969	38,461	76,978	77,197
Provision for income taxes	9,319	10,272	19,564	19,876
INCOME FROM CONTINUING OPERATIONS	26,650	28,189	57,414	57,321

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(22)	(12)	(48)

NET INCOME	26,649	28,167	57,402	57,273

NET INCOME PER SHARE - BASIC:	$0.38	$0.41	$0.82	$0.82

NET INCOME PER SHARE - DILUTED:	$0.37	$0.40	$0.80	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,299	69,094	70,224	69,467
Diluted	71,679	70,900	71,616	71,350

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands)	2021	2020	2021	2020
NET INCOME	$26,649	$28,167	$57,402	$57,273
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	28	53	(101)	5
Unrealized (loss) gain on investments	(22)	1,431	(243)	592
Total other comprehensive income (loss)	6	1,484	(344)	597
COMPREHENSIVE INCOME	$26,655	$29,651	$57,058	$57,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, April 1, 2021	87,795	$878	(17,363)	$(248,120)	$662,485	$14	$173,088	$588,345
Net income	-	-	-	-	-	-	26,649	26,649
Foreign currency translation	-	-	-	-	-	28	-	28
Unrealized loss on investments	-	-	-	-	-	(22)	-	(22)
Treasury stock purchased	-	-	(440)	(5,372)	-	-	-	(5,372)
Share-based compensation expense	-	-	-	-	3,677	-	-	3,677
Common stock issued	90	1	-	(2)	308	-	-	307
BALANCE, June 30, 2021	87,885	$879	(17,803)	$(253,494)	$666,470	$20	$199,737	$613,612

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, April 1, 2020	86,209	$862	(17,148)	$(245,311)	$642,958	$(543)	$47,177	$445,143
Net income	-	-	-	-	-	-	28,167	28,167
Foreign currency translation	-	-	-	-	-	53	-	53
Unrealized gain on investments	-	-	-	-	-	1,431	-	1,431
Share-based compensation expense	-	-	-	-	3,291	-	-	3,291
Common stock issued	70	1	-	(2)	600	-	-	599
BALANCE, June 30, 2020	86,279	$863	(17,148)	$(245,313)	$646,849	$941	$75,344	$478,684

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2021	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	57,402	57,402
Foreign currency translation	-	-	-	-	-	(101)	-	(101)
Unrealized loss on investments	-	-	-	-	-	(243)	-	(243)
Treasury stock purchased	-	-	(440)	(5,372)	-	-	-	(5,372)
Share-based compensation expense	-	-	-	-	7,430	-	-	7,430
Common stock issued	620	6	(160)	(2,034)	617	-	-	(1,411)
BALANCE, June 30, 2021	87,885	$879	(17,803)	$(253,494)	$666,470	$20	$199,737	$613,612

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2020	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	57,273	57,273
Foreign currency translation	-	-	-	-	-	5	-	5
Unrealized gain on investments	-	-	-	-	-	592	-	592
Treasury stock purchased	-	-	(1,284)	(17,309)	-	-	-	(17,309)
Share-based compensation expense	-	-	-	-	6,503	-	-	6,503
Common stock issued	326	3	(62)	(689)	1,011	-	-	325
BALANCE, June 30, 2020	86,279	$863	(17,148)	$(245,313)	$646,849	$941	$75,344	$478,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Year to Date Ended June 30,
(In Thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,402	$57,273
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	-	612
Depreciation and amortization expense	7,915	6,790
Bad debt expense	26,168	25,187
Compensation expense related to share-based awards	7,430	6,503
Deferred income taxes	8,569	19,262
Changes in operating assets and liabilities	(24,739)	(10,263)
Net cash provided by operating activities	82,745	105,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(218,437)	(209,846)
Sales of available-for-sale investments	127,193	145,819
Purchases of property and equipment	(3,059)	(3,439)
Business acquisition	-	(34,065)
Net cash used in investing activities	(94,303)	(101,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	623	1,014
Purchase of treasury stock	(5,372)	(17,309)
Payments of employee tax associated with stock compensation	(2,034)	(689)
Net cash used in financing activities	(6,783)	(16,984)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,341)	(13,151)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	109,684	108,687
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$91,343	$95,536

Supplemental non-cash disclosure:

Amounts placed in escrow during the period to secure indemnification obligations from business acquisition	$-	$4,000

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$138	$-	$-	$138
Non-governmental debt securities	386,509	81	(164)	386,426
Treasury and federal agencies	2,746	1	(1)	2,746
Total short-term investments (available for sale)	$389,393	$82	$(165)	$389,310

	December 31, 2020
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$139	$1	$-	$140
Non-governmental debt securities	288,578	331	(176)	288,733
Treasury and federal agencies	11,799	6	(2)	11,803
Total short-term investments (available for sale)	$300,516	$338	$(178)	$300,676

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

Fair Value Measurements

FASB ASC Topic 820 – Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2021, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of June 30, 2021 and December 31, 2020. Additionally, money market funds of $38.2 million and $1.7 million included within cash and cash equivalents on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively, were measured under Level 1 and certificates of deposit, commercial paper and treasury bills of $5.1 million included within cash and cash equivalents on our condensed consolidated balance sheets as of December 31, 2020 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of June 30, 2021, our investment in an equity affiliate equated to a 30.7%, or $3.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended June 30, 2021 and 2020, we recorded less than $0.1 million of loss and approximately $0.1 million of gain, respectively, and during the years to date ended June 30, 2021 and 2020, we recorded approximately $0.2 million of gain and $0.1 million of gain, respectively, related to our proportionate investment in CCKF within miscellaneous (expense) income on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid during the quarters and years to date ended June 30, 2021 and 2020 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2021	$436
For the quarter ended June 30, 2020 (1)	$-
For the year to date ended June 30, 2021	$859
For the year to date ended June 30, 2020 (1)	$1,443

________________________

(1)During the first quarter of 2020, the Company prepaid maintenance payments for the full year 2020, of which approximately $0.4 million and $0.8 million was recognized as expense for the quarter and year to date ended June 30, 2020, respectively.

Credit Agreement

On December 27, 2018, the Company; its wholly-owned subsidiary, CEC Educational Services, LLC; and the subsidiary guarantors thereunder, entered into a credit agreement with BMO Harris Bank N.A. (“BMO Harris”), in its capacities as the sole lender, the letter of credit issuer thereunder and the administrative agent for the lenders which from time to time may be parties to the credit agreement. The credit agreement provides the Company with the benefit of a $50.0 million revolving credit facility and is scheduled to mature on January 20, 2022. The loans and letter of credit obligations under the credit agreement are required to be 100% secured with cash and marketable securities deposited with the bank. As of June 30, 2021 and December 31, 2020, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended June 30, 2021 and 2020 (dollars in thousands):

	For the Quarter Ended June 30, 2021				For the Quarter Ended June 30, 2020
	CTU	AIU	Corporate and Other(3)	Total	CTU	AIU	Corporate and Other(3)	Total
Tuition	$95,723	$70,123	$-	$165,846	$94,204	$73,004	$-	$167,208
Technology fees	5,530	2,873	-	8,403	5,162	2,633	-	7,795
Other miscellaneous fees(1)	389	166	-	555	323	173	-	496
Total tuition and fees	101,642	73,162	-	174,804	99,689	75,810	-	175,499
Other revenue(2)	393	61	281	735	504	25	7	536
Total revenue	$102,035	$73,223	$281	$175,539	$100,193	$75,835	$7	$176,035

	For the Year to Date Ended June 30, 2021				For the Year to Date Ended June 30, 2020
	CTU	AIU	Corporate and Other(3)	Total	CTU	AIU	Corporate and Other(3)	Total
Tuition	$195,328	$144,621	$-	$339,949	$191,755	$137,549	$-	$329,304
Technology fees	11,013	5,668	-	16,681	10,282	5,290	-	15,572
Other miscellaneous fees(1)	681	324	-	1,005	695	322	-	1,017
Total tuition and fees	207,022	150,613	-	357,635	202,732	143,161	-	345,893
Other revenue(2)	835	87	620	1,542	1,049	70	17	1,136
Total revenue	$207,857	$150,700	$620	$359,177	$203,781	$143,231	$17	$347,029

__________________

(1)	Other miscellaneous fees include student activity fees and graduation fees.
(2)	Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(3)	Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	As of
	June 30, 2021	December 31, 2020
Gross deferred revenue	$121,467	$85,402
Gross contract assets	(76,253)	(50,868)
Deferred revenue, net	$45,214	$34,534

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2021			For the Quarter Ended June 30, 2020
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, April 1	$25,136	$32,886	$58,022	$27,986	$28,934	$56,920
Revenue earned from prior balances	(22,814)	(26,977)	(49,791)	(25,238)	(22,929)	(48,167)
Billings during period(1)	155,861	83,904	239,765	99,464	86,343	185,807
Revenue earned for new billings during the period	(78,828)	(46,185)	(125,013)	(74,451)	(52,881)	(127,332)
Other adjustments	(1,537)	21	(1,516)	331	258	589
Gross deferred revenue, June 30	$77,818	$43,649	$121,467	$28,092	$39,725	$67,817

	For the Year to Date Ended June 30, 2021			For the Year to Date Ended June 30, 2020
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, January 1	$28,522	$56,880	$85,402	$27,845	$35,359	$63,204
Business acquisition, beginning balance	-	-	-	-	13,395	13,395
Revenue earned from prior balances	(25,698)	(44,809)	(70,507)	(24,367)	(39,533)	(63,900)
Billings during period(1)	257,645	136,465	394,110	202,508	132,991	335,499
Revenue earned for new billings during the period	(181,324)	(105,804)	(287,128)	(178,365)	(103,628)	(281,993)
Other adjustments	(1,327)	917	(410)	471	1,141	1,612
Gross deferred revenue, June 30	$77,818	$43,649	$121,467	$28,092	$39,725	$67,817

______________

1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.3 million as of June 30, 2021 and December 31, 2020. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Such unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our universities, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.5 million and $0.3 million of revenue for the quarters ended June 30, 2021 and 2020, respectively, and $0.9 million and $0.6 million for the years to date ended June 30, 2021 and 2020, respectively, for payments received from withdrawn students.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.5 million and $1.3 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	For the quarter ended June 30,		For the year to date ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$43,785	$36,095	$42,147	$31,964
Beginning balance related to business acquisition	-	-	-	2,174
Provision for credit losses	12,448	12,325	26,172	25,187
Amounts written-off	(14,253)	(10,133)	(27,320)	(21,734)
Recoveries	896	757	1,877	1,453
Balance, end of period	$42,876	$39,044	$42,876	$39,044

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended June 30, 2021	For the Year to Date Ended June 30, 2021
Lease expenses (1)
Fixed lease expenses - operating	$2,806	$5,821
Variable lease expenses - operating	1,239	2,752
Sublease income	(335)	(834)
Total lease expenses	$3,710	$7,739

Other information
Gross operating cash flows for operating leases (2)	$(4,313)	$(9,534)
Operating cash flows from subleases (2)	$353	$883

	For the Quarter Ended June 30, 2020	For the Year to Date Ended June 30, 2020
Lease expenses (1)
Fixed lease expenses - operating	$3,116	$6,264
Variable lease expenses - operating	1,627	3,542
Sublease income	(563)	(1,351)
Total lease expenses	$4,180	$8,455

Other information
Gross operating cash flows for operating leases (2)	$(5,930)	$(12,120)
Operating cash flows from subleases (2)	$558	$1,234

	As of June 30, 2021	As of June 30, 2020
Weighted average remaining lease term (in months) – operating leases	72	73
Weighted average discount rate – operating leases	4.9%	5.0%

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

Subleases

Historically, for certain of our leased locations we have vacated the facility and have fully or partially subleased the space. As of June 30, 2021, we only have one sublease remaining with a term of 23 months, for which we remain the guarantor under the lease and therefore become the intermediate lessor. We have recognized sublease income of $0.3 million and $0.6 million for the quarters ended June 30, 2021 and 2020, respectively, and $0.8 million and $1.4 million for the years to date ended June 30, 2021 and 2020, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.9 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

The following is a summary of our provision for income taxes and effective tax rate from continuing operations:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Pretax income	$35,969	$38,461	$76,978	$77,197
Provision for income taxes	$9,319	$10,272	$19,564	$19,876
Effective rate	25.9%	26.7%	25.4%	25.7%

As of December 31, 2020, a valuation allowance of $29.0 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance and state net operating losses. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $29.0 million valuation allowance against our non-ODL supported foreign tax credits and state net operating losses as of June 30, 2021.

The effective tax rate for the quarter and year to date ended June 30, 2021 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarter and year to date by 0.4% and 0.7%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2020 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items increased the effective tax rate for the quarter by 0.3% and decreased the year to date rate by 0.8%.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.6 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2021 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2021, we had accrued $1.8 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

10. SHARE-BASED COMPENSATION

Overview

The Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”) became effective (as the Career Education Corporation 2016 Incentive Compensation Plan) on May 24, 2016, and the amendment and restatement of the 2016 Plan became effective on June 3, 2021, upon its approval by the Company’s stockholders. Under the 2016 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. The vesting of all types of awards is subject to possible acceleration in certain circumstances. If a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested awards is generally forfeited.

Restricted Stock Units

For the quarters ended June 30, 2021 and 2020, the Company granted less than 0.1 million restricted stock units in each period which are not “performance-based” and which have a grant-date fair value of approximately $0.8 million and $0.9 million, respectively. For the years to date ended June 30, 2021 and 2020, the Company granted approximately 0.4 million and 0.3 million restricted stock units, respectively, which are not “performance-based” and which have a grant-date fair value of approximately $4.4 million for each period.

For the years to date ended June 30, 2021 and 2020, the Company granted approximately 0.4 million and 0.3 million restricted stock units, respectively, which are “performance-based” and which have a grant-date fair value of approximately $4.2 million and $3.9 million, respectively. There were no “performance-based” restricted stock units granted during the quarters ended June 30, 2021 and 2020. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2020 and 2021 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters or years to date ended June 30, 2021 and 2020.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters and years to date ended June 30, 2021 and 2020 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2021	2020	2021	2020
Stock options	$96	$293	$256	$698
Restricted stock units settled in stock	3,577	2,994	7,165	5,797
Restricted stock units settled in cash	-	-	-	(240)
Total share-based compensation expense	$3,673	$3,287	$7,421	$6,255

As of June 30, 2021, we estimate that compensation expense of approximately $21.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the quarter and year to date ended June 30, 2021, we repurchased 0.4 million shares of our common stock for approximately $5.4 million at an average price of $12.23 per share, and repurchased 1.3 million shares of our common stock for approximately $17.3 million at an average price of $13.48 per share during the year to date ended June 30, 2020. As of June 30, 2021, approximately $22.9 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

12. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2021 and 2020 were as follows (shares in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2021	2020	2021	2020
Basic common shares outstanding	70,299	69,094	70,224	69,467
Common stock equivalents	1,380	1,806	1,392	1,883
Diluted common shares outstanding	71,679	70,900	71,616	71,350

For the quarters and years to date ended June 30, 2021 and 2020, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.4 million and 0.6 million shares for the quarters ended June 30, 2021 and 2020, respectively, and 0.4 million and 0.6 million shares for the years to date ended June 30, 2021 and 2020, respectively.

13. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our business plan. As of June 30, 2021, our two segments are:

♦

Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as the employer’s needs for a well-educated workforce. The university offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2021, students enrolled at CTU represented approximately 62% of our total student enrollments. Approximately 95% of CTU’s students are enrolled in programs offered fully online. CTU’s campus-based and blended-format students are currently pursuing their education solely through CTU’s online platform as a result of the COVID-19 pandemic.

♦

The American InterContinental University System (AIU) is comprised of two universities: American InterContinental University and Trident University International (“Trident” or “TUI”). AIU is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIU places emphasis on the educational, professional and personal growth of each student, and pursues this aim with a commitment to institutional integrity and ethics. AIU offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2021, students enrolled at AIU represented approximately 38% of our total student enrollments. Approximately 97% of AIU’s students are enrolled in programs offered fully online. A majority of AIU’s campus-based and blended-format students are currently pursuing their education solely through AIU’s online platform as a result of the COVID-19 pandemic.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,

	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
CTU	$102,035	58.1%	$100,193	56.9%	$35,398	$33,076
AIU	73,223	41.7%	75,835	43.1%	9,218	10,476
Corporate and Other (1)	281	0.2%	7	0.0%	(8,654)	(6,184)
Total	$175,539	100.0%	$176,035	100.0%	$35,962	$37,368

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
CTU	$207,857	57.9%	$203,781	58.7%	$71,541	$67,695
AIU (2)	150,700	42.0%	143,231	41.3%	20,541	19,852
Corporate and Other (1)	620	0.1%	17	0.0%	(15,503)	(12,876)
Total	$359,177	100.0%	$347,029	100.0%	$76,579	$74,671

	Total Assets as of (3)
	June 30, 2021	December 31, 2020
CTU	$113,450	$96,922
AIU	146,863	141,602
Corporate and Other (1)	526,106	482,993
Total	$786,419	$721,517

(1)	Corporate and Other includes results of operations and total assets for closed campuses.
(2)

AIU’s revenue and operating income for the year to date ended June 30, 2020, include results of operations related to Trident from the March 2, 2020 date of acquisition and therefore do not reflect a full period of activity for Trident.

(3)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

14. SUBSEQUENT EVENT

On August 2, 2021, the Company acquired substantially all of the assets of DigitalCrafts. Launched in 2015, DigitalCrafts has helped provide individuals an opportunity in the technology area through reskilling and upskilling courses within the areas of web development, web design and cybersecurity. The acquisition of DigitalCrafts fits well with our overall objective of extending the breadth of our academic program offerings while diversifying revenue away from federal student financial aid funding.

The initial cash consideration for the acquisition of $16.25 million was funded with the Company’s available cash balances on the date of acquisition and is subject to a working capital adjustment. In addition, a post-closing contingent consideration payment of up to $2.5 million is expected to be paid in early 2024 based upon the level of achievement of certain financial metrics.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “may,” “should,” ”will,” “continue to,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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

The current Presidential and Department administrations, as well as Congress, are likely to pursue significant legislative, regulatory and administrative actions affecting our business. A loss or material reduction in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted.

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

2021 Second Quarter Overview

Our financial results for the second quarter ended June 30, 2021 (“current quarter”) reflected a decrease in revenue and operating income as compared to the prior year quarter due to a decrease in student enrollments discussed further below. The financial results include the Trident acquisition commencing on the March 2, 2020 date of acquisition and therefore the quarter ended June 30, 2020 reflects a full comparable quarter of financial results for Trident.

The results for the current quarter reflected our ability to adapt well to a changing environment, while keeping student experiences, retention and academic outcomes at the forefront of our operations. We believe the prolonged pandemic and its resulting social distancing practices and safety measures, as well as the macro-economic and governmental response, has impacted overall student engagement. While prospective student interest remains in line with our recent experience, during the current quarter some students began deferring their decision to begin classes and there has been an increase in current students taking a pause from their academic programs. Based on what we are seeing so far going into the traditional back to school months, we believe this change in student behavior may be temporary and was impacted by a better than expected opening of the economy and the various stimulus packages supporting it. However, additional time is needed to assess the impact of the evolving pandemic environment on student behavior.

Total student enrollments increased 7.5% at June 30, 2021 as compared to June 30, 2020, with CTU increasing by 14.2% and AIU decreasing by 1.8%. The increase in total student enrollments for CTU was due to the timing impact of the academic calendar redesign, as the current year to date reflects five session start dates as compared to only four in the comparative prior year period.

The decrease in total student enrollments for AIU at June 30, 2021 as compared to June 30, 2020 was driven by a decrease in total student enrollments at Trident, partially offset with a total student enrollment increase at American InterContinental University. We believe Trident’s total student enrollment decline was a result of the decrease associated with their military-affiliated student population due to a change in the Army education administration portal and related technical challenges along with reduced opportunities for in-person marketing activities at military installations as a result of the prolonged pandemic. We believe these issues may be temporary and have recently begun seeing an increase in military events and in-person activities. Overall, we believe Trident has transitioned into our organization well and complements AIU. The Trident acquisition expanded and diversified our academic program offerings and also allowed us to internally develop a framework for integrating acquisitions as we continue to evaluate inorganic opportunities.

We believe investments in technology and student-serving functions have positively impacted student experiences and student learning. Both CTU and AIU continued to leverage data analytics and technology to enhance the effectiveness of their services to students. Technology investments in machine learning and data analytics were mostly a continuation from previous quarters as we expanded their use across various student serving processes. Additionally, we are evaluating a redesign of our digital intranet tools and technology that are utilized by our teams to serve and educate students through their academic life cycle. We believe that continuing to refine these internet-based student platforms will further enhance the student experience, especially for our non-traditional adult learners, while driving further efficiencies within the business.

With respect to the COVID-19 pandemic, while we have experienced some impacts to student enrollments during the current quarter, we have not experienced any material disruptions to our business operations to date. Our strong balance sheet and technology infrastructure provide us with the ability to adapt our operations in response to fluctuations in enrollment trends. While we continue to monitor for future impacts of a potential worsening of global economic conditions on our university operations, we are also monitoring for changes in prospective student interest or student engagement levels as a result of changes in social distancing requirements and the U.S. economy.

Financial Highlights

Revenue for the second quarter ended June 30, 2021 decreased $0.5 million or 0.3% as compared to the prior year quarter, reflecting revenue growth at CTU which was more than offset with a revenue decline at AIU as a result of the enrollment results discussed above. Operating income for the current quarter decreased to $36.0 million as compared to operating income of $37.4 million for the prior year quarter. The decrease in operating income was primarily due to increased legal fees and advertising and marketing expenses to support the launch of the new workforce development training programs at Trident partially offset with operating efficiencies gained by reallocating resources across various student-serving functions.

Revenue within our CTU segment increased $1.8 million or 1.8% for the second quarter of 2021 as compared to the prior year quarter due to more revenue-earning days in the current quarter as compared to the prior year quarter as a result of the timing impact of CTU’s academic calendar redesign. Operating income for CTU increased by $2.3 million to $35.4 million for the current quarter as compared to operating income of $33.1 million for the prior year quarter driven by the increase in revenue.

Revenue within our AIU segment decreased $2.6 million or 3.4% for the second quarter of 2021 as compared to the prior year quarter due to the enrollment decrease discussed above. Operating income for AIU decreased by $1.3 million to $9.2 million for the current quarter as compared to the prior year quarter driven by an increase in advertising and marketing expenses to support the launch of the new workforce development training programs at Trident as lower administration, academics and admissions expenses partially offset the revenue decline for the current quarter.

Within our Corporate and Other category, operating loss of $8.7 million increased from $6.2 million in the prior year quarter as the reduction in operating losses associated with closed campuses was offset with increased legal fee expenses related to loan forgiveness applications submitted to the Department by former students. We expect an increase in legal fees as compared to the prior year periods for the remainder of 2021.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $42.3 million for the current quarter as compared to $41.5 million in the prior year quarter. The improvement was partially due to operating efficiencies gained by reallocating resources across various student-serving functions as well as administrative expenses, which, when excluding the adjusting item for legal fees related to certain matters, were lower as compared to the prior year quarter.

Beginning in 2021, we no longer adjust operating income or earnings per diluted share for expenses related to vacated facilities at closed campuses as these expenses are expected to be immaterial. Additionally, the Company began adjusting for legal fee expense related to acquisitions and responses to the Department related to borrower defense to repayment applications from former students during the second quarter of 2021. The Company believes that these expenses are not reflective of underlying operating performance. The prior period amounts were recast for these items to maintain comparability to 2021 non-GAAP measures.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended June 30, 2021 and 2020 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Operating Income	2021	2020	2021	2020 (5)

Operating income	$35,962	$37,368	$76,579	$74,671
Depreciation and amortization (1)	3,913	4,151	7,915	6,790
Legal fee expense related to certain matters (2)	2,416	22	2,658	163
Adjusted Operating Income (4)	$42,291	$41,541	$87,152	$81,624

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Earnings Per Diluted Share	2021	2020	2021	2020 (5)

Reported Earnings Per Diluted Share	$0.37	$0.40	$0.80	$0.80
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.01	0.02	0.02	0.02
Legal fee expense related to certain matters (2)	0.04	-	0.04	-
Total pre-tax adjustments	$0.05	$0.02	$0.06	$0.02
Tax effect of adjustments (3)	(0.01)	(0.01)	(0.01)	(0.01)
Total adjustments after tax	0.04	0.01	0.05	0.01
Adjusted Earnings Per Diluted Share (4)	$0.41	$0.41	$0.85	$0.81

(1)	Amortization for acquired intangible assets relate to definite-lived intangible assets associated with the Trident acquisition.
(2)	Legal fee expense related to acquisitions and responses to the Department related to borrower defense to repayment applications from former students.
(3)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustment with a tax rate of 25.0%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments. There is no tax effect applied to the adjustment related to the release of the valuation allowance as this is an adjustment for income tax.

(4)

Beginning in 2021, the Company no longer adjusts operating income or earnings per diluted share for expenses related to vacated facilities at closed campuses as these expenses are expected to be immaterial. Additionally, the Company began adjusting for legal fee expense related to acquisitions and responses to the Department related to borrower defense to repayment applications from former students during the second quarter of 2021. The Company believes that these expenses are not reflective of underlying operating performance. Prior period amounts were recast for these items to maintain comparability.

(5)

AIU’s results of operations include the Trident acquisition commencing on the March 2, 2020 date of acquisition and therefore the year to date ended June 30, 2020 does not reflect six months of results for Trident.

Regulatory Updates

Negotiated Rulemaking. On May 24, 2021, the Department issued a press release announcing a series of public hearings to allow stakeholders to offer comments on potential issues to be addressed in future negotiated rulemakings. These hearings were held on June 21, 23 and 24, 2021, and the Department also permitted additional comments to be made outside the formal hearing process due to extensive stakeholder interest in the hearings. In its announcement, the Department provided a broad list of potential topics for new rulemaking for stakeholders to comment on, including:

•	Borrower defense to repayment
•	Certification procedures for participation in federal financial aid programs
•	Change of ownership and change in control of institutions of higher education
•	Closed school loan discharge
•	Discharges for false certification of student eligibility
•	Financial responsibility for participating institutions of higher education, such as events that indicate heightened financial risk
•	Gainful employment
•	Income-contingent loan repayment plans
•	Mandatory pre-dispute arbitration and prohibition of class action lawsuit provisions in institutions’ enrollment agreements
•	Standards of administrative capability

Additionally, the Department invited stakeholders to comment on additional areas for regulation that might improve outcomes for students. Following these hearings, we expect the Department to convene multiple negotiated rulemaking committees to consider modifying regulations in the areas above, as well as modifications to the 90-10 Rule to implement legislation enacted in March 2021. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – 2021 First Quarter Overview – Regulatory Updates,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for a brief overview of this recent legislation impacting the 90-10 Rule.

Pursuant to the negotiated rulemaking process, the Department, through a series of meetings, works to develop a notice of proposed rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations. If a rulemaking committee is able to reach a consensus on its area, then the agreed upon proposal is submitted for public comment as the proposed regulation, and the final regulation typically aligns closely with the agreed upon proposal. If a rule-making committee is not able to reach consensus, then the Department will publish its recommended regulatory changes in a notice of proposed rulemaking for public comment, and after the public comment period expires it must publish the final regulation. In all cases, publication of final regulations in the Federal Register must occur on or before November 1 for the regulations to be effective for the next federal student financial aid award year, which begins July 1 of the following year. Negotiated rulemaking committees convened in recent years generally have not reached consensus, resulting in the Department having significant latitude in formulating regulations. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information about the risks and uncertainties relating to our highly regulated industry and potential regulatory changes.

Borrower Defense to Repayment. In May 2021, the Department notified the Company that the Department has several thousand borrower defense applications that make claims regarding the Company’s institutions, including institutions that have ceased operations. As part of the initial fact-finding process, the Department will send individual student claims to the Company and allow the institutions the opportunity to submit responses to the borrower defense applications. We have begun to receive these claims and are reviewing and compiling the individual facts of each to submit responses to the Department for its review. A large majority of the claims received involve institutions or campuses that have ceased operations and, in some cases, involve students who attended over 25 years ago. Based on our review to date, we anticipate that the responses will indicate that we believe the applications fail to establish a valid borrower defense and the Department should therefore deny them. However, the outcome of the Department’s evaluation of each of these applications is uncertain. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment,” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – ‘Borrower defense to repayment’ regulations, including closed school discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information about the borrower defense to repayment regulations.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2021 and 2020 (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2021	% of Total Revenue	2020	% of Total Revenue	2021 vs 2020 % Change	2021	% of Total Revenue	2020	% of Total Revenue	2021 vs 2020 % Change
TOTAL REVENUE	$175,539		$176,035		-0.3%	$359,177		$347,029		3.5%
OPERATING EXPENSES
Educational services and facilities (1)	28,532	16.3%	28,676	16.3%	-0.5%	57,506	16.0%	55,587	16.0%	3.5%
General and administrative: (2)
Advertising and marketing	35,442	20.2%	34,962	19.9%	1.4%	72,236	20.1%	70,019	20.2%	3.2%
Admissions	25,188	14.3%	24,668	14.0%	2.1%	51,028	14.2%	49,361	14.2%	3.4%
Administrative	34,054	19.4%	33,885	19.2%	0.5%	67,741	18.9%	64,802	18.7%	4.5%
Bad debt	12,448	7.1%	12,325	7.0%	1.0%	26,172	7.3%	25,187	7.3%	3.9%
Total general and administrative expense	107,132	61.0%	105,840	60.1%	1.2%	217,177	60.5%	209,369	60.3%	3.7%
Depreciation and amortization	3,913	2.2%	4,151	2.4%	-5.7%	7,915	2.2%	6,790	2.0%	16.6%
Asset impairment	-	0.0%	-	0.0%	NM	-	0.0%	612	0.2%	NM
OPERATING INCOME	35,962	20.5%	37,368	21.2%	-3.8%	76,579	21.3%	74,671	21.5%	2.6%

PRETAX INCOME	35,969	20.5%	38,461	21.8%	-6.5%	76,978	21.4%	77,197	22.2%	-0.3%
PROVISION FOR INCOME TAXES	9,319	5.3%	10,272	5.8%	-9.3%	19,564	5.4%	19,876	5.7%	-1.6%
Effective tax rate	25.9%		26.7%			25.4%		25.7%

INCOME FROM CONTINUING OPERATIONS	26,650	15.2%	28,189	16.0%	-5.5%	57,414	16.0%	57,321	16.5%	0.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	0.0%	(22)	0.0%	-95.5%	(12)	0.0%	(48)	0.0%	-75.0%
NET INCOME	$26,649	15.2%	$28,167	16.0%	-5.4%	$57,402	16.0%	$57,273	16.5%	0.2%

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

Revenue

Current quarter revenue decreased slightly by 0.3% or $0.5 million compared to the prior year quarter, while current year to date revenue increased 3.5% or $12.1 million compared to the prior year period. The current quarter decrease is driven by a $2.6 million decline in revenue within AIU which was only partially offset with an increase of $1.8 million within CTU. The current year to date revenue includes six months of results related to the Trident acquisition as compared to only four months in the prior year to date. Additionally, the current year to date increase was positively impacted by total student enrollment growth for CTU at June 30, 2021 compared to June 30, 2020.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2021	2020	2021 vs 2020 % Change	2021	2020	2021 vs 2020 % Change
Educational services and facilities:
Academics & student related	$23,800	$23,201	2.6%	$47,633	$44,713	6.5%
Occupancy	4,732	5,475	-13.6%	9,873	10,874	-9.2%
Total educational services and facilities	$28,532	$28,676	-0.5%	$57,506	$55,587	3.5%

The educational services and facilities expense for the current quarter remained relatively flat as compared to the prior year quarter. The educational services and facilities expense for the current year to date increased by 3.5% or $1.9 million as compared to the prior year period. Academics and student related costs increased by 6.5% or $2.9 million for the current year to date as compared to the prior year period, primarily as a result of the Trident acquisition. Partially offsetting the year to date increase in academics and student related costs were decreases in occupancy expenses of 9.2% or $1.0 million as compared to the prior year period. The improvement within occupancy expenses was primarily driven by the remote work environment as a result of the pandemic and decreased expenses associated with our closed campuses.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2021	2020	2021 vs 2020 % Change	2021	2020	2021 vs 2020 % Change
General and administrative:
Advertising and marketing	$35,442	$34,962	1.4%	$72,236	$70,019	3.2%
Admissions	25,188	24,668	2.1%	51,028	49,361	3.4%
Administrative	34,054	33,885	0.5%	67,741	64,802	4.5%
Bad debt	12,448	12,325	1.0%	26,172	25,187	3.9%
Total general and administrative expense	$107,132	$105,840	1.2%	$217,177	$209,369	3.7%

General and administrative expense increased by 1.2% or $1.3 million and 3.7% or $7.8 million for the current quarter and year to date, respectively, as compared to the prior year periods, driven by increases within all expense categories for both comparative periods.

Advertising and marketing expense increased by 1.4% or $0.5 million and 3.2% or $2.2 million for the current quarter and year to date, respectively, as compared to the prior year periods, due to increased spending related to the workforce development training programs at Trident for the current quarter as well as to identify prospective student interest and to support total student enrollment growth for the current year to date.

Admissions expense increased by 2.1% or $0.5 million and 3.4% or $1.7 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter and year to date increase was impacted by higher employee expenses and, for the current year to date, six months of expense related to the Trident acquisition as compared to only four months in the prior year to date.

Administrative expense increased by 0.5% or $0.2 million and 4.5% or $2.9 million for the current quarter and year to date, respectively, as compared to the prior year periods primarily driven by increased legal fees within Corporate and Other.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2021	% of Segment Revenue	2020	% of Segment Revenue	2021 vs 2020 % Change	2021	% of Segment Revenue	2020	% of Segment Revenue	2021 vs 2020 % Change
Bad debt expense:
CTU	$5,757	5.6%	$5,955	5.9%	-3.3%	$12,080	5.8%	$12,638	6.2%	-4.4%
AIU	6,710	9.2%	6,393	8.4%	5.0%	14,125	9.4%	12,594	8.8%	12.2%
Corporate and Other	(19)	NM	(23)	NM	NM	(33)	NM	(45)	NM	NM
Total bad debt expense	$12,448	7.1%	$12,325	7.0%	1.0%	$26,172	7.3%	$25,187	7.3%	3.9%

Bad debt expense increased by 1.0% or $0.1 million and 3.9% or $1.0 million for the current quarter and year to date, respectively, as compared to the prior year periods. Bad debt as a percentage of revenue remained relatively flat for the current quarter and year to date as compared to the prior year periods. AIU’s increase as a percentage of revenue of 80 basis point and 60 basis points for the current quarter and year to date, respectively, was offset with CTU’s decrease as a percentage of revenue of 30 basis points and 40 basis points, respectively.

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

Operating Income

Current quarter operating income decreased by 3.8% or $1.4 million as compared to the prior year period and increased by 2.6% or $1.9 million for the current year to date as compared to the prior year period. The current quarter decrease was primarily driven by increased legal fees and advertising and marketing expenses to support the launch of the new workforce development training programs at Trident partially offset with operating efficiencies gained by reallocating resources across various student-serving functions. The current year to date increase was driven by increased revenue within both CTU and AIU as compared to the prior year period, which was partially offset with increased expenses within all general and administrative expense categories as well as investments in student-serving functions. Depreciation and amortization expense also increased for the current year to date as compared to the prior year to date as a result of increased investments in technology initiatives and the Trident acquisition.

Provision for Income Taxes

For the quarter and year to date ended June 30, 2021, we recorded a provision for income taxes of $9.3 million reflecting an effective tax rate of 25.9% and $19.6 million reflecting an effective tax rate of 25.4%, respectively, as compared to a provision for income taxes of $10.3 million reflecting an effective tax rate of 26.7% and $19.9 million reflecting an effective tax rate of 25.7% for the respective prior year periods.

The effective tax rate for the quarter and year to date ended June 30, 2021 was impacted by the effect of stock-based compensation and the release of previously recorded tax reserves. The effect of these discrete items decreased the effective tax rate for the quarter and year to date by 0.4% and 0.7%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2020 was impacted by the effect of stock-based compensation and the release of previously recorded tax reserves, which increased the effective tax rate for the quarter by 0.3% and decreased the year to date effective tax rate by 0.8%. For the full year 2021, we expect our effective tax rate to be between 26.0% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2021	2020	% Change	2021	2020	% Change	2021	2020
REVENUE:
CTU	$102,035	$100,193	1.8%	$35,398	$33,076	7.0%	34.7%	33.0%
AIU	73,223	75,835	-3.4%	9,218	10,476	-12.0%	12.6%	13.8%
Corporate and other (1)	281	7	NM	(8,654)	(6,184)	39.9%	NM	NM
Total	$175,539	$176,035	-0.3%	$35,962	$37,368	-3.8%	20.5%	21.2%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2021	2020	% Change	2021	2020	% Change	2021	2020
REVENUE:
CTU	$207,857	$203,781	2.0%	$71,541	$67,695	5.7%	34.4%	33.2%
AIU (2)	150,700	143,231	5.2%	20,541	19,852	3.5%	13.6%	13.9%
Corporate and other (1)	620	17	NM	(15,503)	(12,876)	NM	NM	NM
Total	$359,177	$347,029	3.5%	$76,579	$74,671	2.6%	21.3%	21.5%

_________________

(1)	Results of operations for closed campuses are included within Corporate and Other.
(2)

AIU’s revenue and operating income for the year to date ended June 30, 2020 include results of operations related to Trident from the March 2, 2020 date of acquisition and therefore do not reflect a full six months of activity for Trident.

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by participating in class related activities. Total student enrollments do not include learners participating in our workforce development training programs due to the short-term nature of these programs.

Beginning in the first quarter of 2021, we redesigned CTU’s academic calendar to strategically place breaks between sessions and provide more opportunities for students to continue with their academic programs. We believe this redesign may improve student experiences and engagement. CTU’s academic calendar redesign, along with the previous academic calendar redesign at AIU, may impact the comparability of revenue-earning days and enrollment days as well as new enrollment results between periods and new enrollment results may not be reflective of operating performance and enrollment growth. As a result, we no longer report new student enrollment results and focus our discussions on total student enrollments.

	TOTAL STUDENT ENROLLMENTS
	At June 30,
	2021	2020	% Change
CTU	26,600	23,300	14.2%
AIU	16,500	16,800	-1.8%
Total	43,100	40,100	7.5%

CTU. Current quarter and year to date revenue increased by 1.8% or $1.8 million and 2.0% or $4.1 million, respectively, as compared to the prior year periods. CTU experienced an increase in total student enrollment of 14.2% at June 30, 2021 as compared to June 30, 2020. CTU’s academic calendar redesign positively impacted the total student enrollments at June 30, 2021.

Current quarter and year to date operating income for CTU increased by 7.0% or $2.3 million and 5.7% or $3.8 million, respectively, as compared to the prior year periods, driven by the increase in revenue discussed above as well as efficiencies within operating processes, which improved operating margin by 170 basis points and 120 basis points for the current quarter and year to date, respectively, as compared to the prior year periods. Partially offsetting the revenue growth and efficiencies within operating processes were increased expense within admissions, advertising and marketing and academics for the current quarter and year to date as compared to the respective prior year periods.

AIU. Current quarter revenue decreased by 3.4% or $2.6 million as compared to the prior year period and increased by 5.2% or $7.5 million for the year to date as compared to the prior year period. The current quarter decrease reflects lower total student enrollments at June 30, 2021 as compared to June 30, 2020, due to a decrease in student enrollments at Trident. Trident focuses on serving students from the military-affiliated population and the prolonged pandemic has had an impact on enrollments from the military as a result of reduced opportunities for in-person marketing activities at military installations as well as technical challenges associated with a change in the Army education administration portal. The current year to date increase benefitted from six months of revenue related to Trident as compared to four months in the prior year period.

Current quarter operating income for AIU decreased by 12.0% or $1.3 million as compared to the prior year period and increased by 3.5% or $0.7 million for the current year to date as compared to the prior year period. The current quarter decrease was primarily driven by advertising and marketing expenses to support the launch of the new workforce development training programs at Trident as lower administration, academics and admissions expenses partially offset the revenue decline for the current quarter. The current year to date increase was primarily driven by the increase in revenue discussed above, which was partially offset with increases in academics, admissions, advertising and marketing and bad debt expense categories due, in part, to the Trident acquisition which has six months of operating expenses during the current year to date as compared to four months in the prior year period.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter and year to date increased 39.9% or $2.5 million and 20.4% or $2.6 million, respectively, as compared to the prior year periods, primarily as a result of increased legal fee expense which more than offset the decreased operating losses associated with our closed campuses.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2021, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $480.7 million. Restricted cash as of June 30, 2021 was $4.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Trident acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during 2021. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Our credit agreement allows us to borrow up to a maximum amount of $50.0 million and is scheduled to mature on January 20, 2022. The credit agreement contains customary affirmative, negative and financial maintenance covenants, including a requirement to maintain a balance of cash, cash equivalents and marketable securities in our domestic accounts with the bank of at least $50.0 million at all times. Amounts borrowed under the credit agreement are required to be 100% secured with deposits of cash and marketable securities with the bank. Under the credit agreement, the Company’s ability to make restricted payments, including payments in connection with an acquisition or a repurchase of shares of our common stock, is subject to limitations. Taking into consideration restricted payments already made by the Company during the term of the credit agreement, as of June 30, 2021, the Company may make up to an additional $179.0 million of restricted payments through January 20, 2022.

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

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program expires on December 31, 2021. Since the November 4, 2019 inception date, the Company repurchased approximately 2.0 million shares for $27.1 million, of which approximately 0.4 million shares were repurchased for $5.4 million during the quarter ended June 30, 2021.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2021 and 2020, net cash flows provided by operating activities totaled $82.7 million and $105.4 million, respectively. The decrease in cash flows provided by operating activities for the current year to date as compared to the prior year to date was primarily due to the timing impact of Title IV funding received in the prior year to date that would have historically been received in the fourth quarter of 2019 as well as income tax payments made during the current year to date as compared to no income tax payments in the prior year period. Partially offsetting these items are six months of cash flow during 2021 for the Trident acquisition as compared to only four months in the prior year to date.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the year to date ended June 30, 2021, approximately 81% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding as compared to 80% for the full year of 2020. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the years to date ended June 30, 2021 and 2020, net cash flows used in investing activities totaled $94.3 million and $101.5 million, respectively. The prior year period included a payment of $34.1 million for the Trident acquisition.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $91.2 million and $64.0 million for the years to date ended June 30, 2021 and 2020, respectively.

Capital Expenditures. Capital expenditures decreased to $3.1 million for the year to date ended June 30, 2021 as compared to $3.4 million for the year to date ended June 30, 2020. Capital expenditures represented approximately 1.0% of total revenue for each of the years to date ended June 30, 2021 and 2020. For the full year 2021, we expect capital expenditures to be approximately 2.0% of revenue.

Financing Cash Flows

During the years to date ended June 30, 2021 and 2020, net cash flows used in financing activities totaled $6.8 million and $17.0 million, respectively. Payments to repurchase shares of our common stock were $5.4 million for the year to date ended June 30, 2021 and $17.3 million for the year to date ended June 30, 2020.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.0 million and $0.7 million for the years to date ended June 30, 2021 and 2020, respectively.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2020 to June 30, 2021 were as follows (dollars in thousands):

	June 30,	December 31,
	2021	2020	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$480,653	$410,360	17%
NON-CURRENT ASSETS:
Deferred income tax assets, net	31,782	40,351	-21%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - other	18,614	11,921	56%
Deferred revenue	45,214	34,534	31%
NON-CURRENT LIABILITIES:
Other liabilities	14,470	18,390	-21%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in total revenue within CTU and AIU during the current year to date period.

Deferred income tax assets, net: The decrease reflects the usage of deferred tax assets associated with the offset of income taxes payable.

Accrued expenses other: The increase is primarily related to the reclassification of $4.0 million of escrow liability related to the Trident acquisition from long term to short term as well as an increased accrual for legal fees as of June 30, 2021.

Deferred revenue: The increase is primarily related to the timing impact of the academic calendar redesign at CTU.

Other liabilities: The decrease is primarily related to the reclassification of $4.0 million of escrow liability related to the Trident acquisition from long term to short term.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2021, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Any outstanding borrowings under our revolving credit facility bear annual interest at fluctuating rates under either the Base Rate Loan or as determined by the London Interbank Offered Rate (“LIBOR”) for the relevant currency, plus the applicable rate based on the type of loan. Under the credit agreement, if LIBOR cannot be determined or an announcement is made about a specific date after which LIBOR will no longer be used for determining interest rates for loans, an alternative to LIBOR or a mechanism to establish an alternate rate is specified. As of June 30, 2021, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of June 30, 2021 and December 31, 2020. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. See Note 11 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2020				$28,231,593
January 1, 2021—January 31, 2021	-	$-	-	28,231,593
February 1, 2021—February 28, 2021	-	-	-	28,231,593
March 1, 2021—March 31, 2021	159,989	12.70	-	28,231,593
April 1, 2021—April 30, 2021	-	-	-	28,231,593
May 1, 2021—May 31, 2021	273,578	12.06	273,578	24,927,010
June 1, 2021—June 30, 2021	166,625	12.45	166,474	22,850,626
Total	600,192		440,052

(1)

Includes 160,140 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.

(2)	On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million which expires December 31, 2021.
Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan	Exhibit 10.1 to our Form 8-K filed on June 8, 2021

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: August 5, 2021	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)