Form 10-Q
period 2021-09-30
PERDOCEO EDUCATION Corp
filed 2021-11-04
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of November 1, 2021: 70,105,521

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$266,400	$105,684
Restricted cash	5,195	4,000
Total cash, cash equivalents and restricted cash	271,595	109,684
Short-term investments	209,391	300,676
Total cash and cash equivalents, restricted cash and short-term investments	480,986	410,360
Student receivables, gross	79,618	84,599
Allowance for credit losses	(37,133)	(39,917)
Student receivables, net	42,485	44,682
Receivables, other	1,900	2,873
Prepaid expenses	8,078	8,209
Inventories	1,178	596
Other current assets	2,517	341
Total current assets	537,144	467,061

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $110,648 and $101,380 as of September 30, 2021 and December 31, 2020, respectively	25,838	27,761
Right of use asset, net	38,793	44,773
Goodwill	162,692	118,312
Intangible assets, net of amortization of $6,761 and $4,178 as of September 30, 2021 and December 31, 2020, respectively	34,109	15,522
Student receivables, gross	4,239	3,533
Allowance for credit losses	(2,889)	(2,230)
Student receivables, net	1,350	1,303
Deferred income tax assets, net	30,413	40,351
Other assets	6,080	6,434
TOTAL ASSETS	$836,419	$721,517
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$10,036	$9,789
Accounts payable	12,650	13,259
Accrued expenses:
Payroll and related benefits	22,764	22,661
Advertising and marketing costs	10,749	10,249
Income taxes	3,565	1,402
Other	17,596	11,921
Deferred revenue	57,051	34,534
Total current liabilities	134,411	103,815

NON-CURRENT LIABILITIES:
Lease liability-operating	37,732	43,405
Other liabilities	18,891	18,390
Total non-current liabilities	56,623	61,795

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 87,908,259 and 87,264,910 shares issued, 70,105,521 and 70,062,364 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	879	873
Additional paid-in capital	670,497	658,423
Accumulated other comprehensive (loss) income	(3)	364
Retained earnings	227,506	142,335
Treasury stock, at cost; 17,802,738 and 17,202,546 shares as of September 30, 2021 and December 31, 2020, respectively	(253,494)	(246,088)
Total stockholders' equity	645,385	555,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$836,419	$721,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands, Except Per Share Amounts)	2021	2020	2021	2020
REVENUE:
Tuition and fees	$172,595	$168,471	$530,230	$514,364
Other	1,403	655	2,945	1,791
Total revenue	173,998	169,126	533,175	516,155

OPERATING EXPENSES:
Educational services and facilities	25,961	27,562	83,467	83,149
General and administrative	106,289	105,495	323,466	314,864
Depreciation and amortization	3,887	3,995	11,802	10,785
Asset impairment	-	-	-	612
Total operating expenses	136,137	137,052	418,735	409,410
Operating income	37,861	32,074	114,440	106,745

OTHER (EXPENSE) INCOME:
Interest income	154	737	835	3,235
Interest expense	(572)	(42)	(961)	(126)
Miscellaneous (expense) income	(116)	(14)	(9)	98
Total other (expense) income	(534)	681	(135)	3,207

PRETAX INCOME	37,327	32,755	114,305	109,952
Provision for (benefit from) income taxes	9,557	(7,206)	29,121	12,670
INCOME FROM CONTINUING OPERATIONS	27,770	39,961	85,184	97,282

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(21)	(13)	(69)

NET INCOME	27,769	39,940	85,171	97,213

NET INCOME PER SHARE - BASIC:	$0.40	$0.58	$1.21	$1.40

NET INCOME PER SHARE - DILUTED:	$0.39	$0.56	$1.19	$1.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,089	69,167	70,179	69,366
Diluted	71,466	71,016	71,649	71,267

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands)	2021	2020	2021	2020
NET INCOME	$27,769	$39,940	$85,171	$97,213
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(74)	123	(175)	128
Unrealized gain (loss) on investments	51	(461)	(192)	131
Total other comprehensive (loss) income	(23)	(338)	(367)	259
COMPREHENSIVE INCOME	$27,746	$39,602	$84,804	$97,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, July 1, 2021	87,885	$879	(17,803)	$(253,494)	$666,470	$20	$199,737	$613,612
Net income	-	-	-	-	-	-	27,769	27,769
Foreign currency translation	-	-	-	-	-	(74)	-	(74)
Unrealized gain on investments	-	-	-	-	-	51	-	51
Treasury stock purchased	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	3,857	-	-	3,857
Common stock issued	23	-	-	-	170	-	-	170
BALANCE, September 30, 2021	87,908	$879	(17,803)	$(253,494)	$670,497	$(3)	$227,506	$645,385

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, July 1, 2020	86,279	$863	(17,148)	$(245,313)	$646,849	$941	$75,344	$478,684
Net income	-	-	-	-	-	-	39,940	39,940
Foreign currency translation	-	-	-	-	-	123	-	123
Unrealized loss on investments	-	-	-	-	-	(461)	-	(461)
Treasury stock purchased	-	-	(36)	(553)	-	-	-	(553)
Share-based compensation expense	-	-	-	-	3,232	-	-	3,232
Common stock issued	209	2	(17)	(205)	909	-	-	706
BALANCE, September 30, 2020	86,488	$865	(17,201)	$(246,071)	$650,990	$603	$115,284	$521,671

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2021	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	85,171	85,171
Foreign currency translation	-	-	-	-	-	(175)	-	(175)
Unrealized loss on investments	-	-	-	-	-	(192)	-	(192)
Treasury stock purchased	-	-	(440)	(5,372)	-	-	-	(5,372)
Share-based compensation expense	-	-	-	-	11,287	-	-	11,287
Common stock issued	643	6	(160)	(2,034)	787	-	-	(1,241)
BALANCE, September 30, 2021	87,908	$879	(17,803)	$(253,494)	$670,497	$(3)	$227,506	$645,385

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2020	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	97,213	97,213
Foreign currency translation	-	-	-	-	-	128	-	128
Unrealized gain on investments	-	-	-	-	-	131	-	131
Treasury stock purchased	-	-	(1,320)	(17,862)	-	-	-	(17,862)
Share-based compensation expense	-	-	-	-	9,735	-	-	9,735
Common stock issued	535	5	(79)	(894)	1,920	-	-	1,031
BALANCE, September 30, 2020	86,488	$865	(17,201)	$(246,071)	$650,990	$603	$115,284	$521,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Year to Date Ended September 30,
(In Thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,171	$97,213
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	-	612
Depreciation and amortization expense	11,802	10,785
Bad debt expense	36,360	36,706
Compensation expense related to share-based awards	11,287	9,735
Deferred income taxes	9,938	11,339
Changes in operating assets and liabilities	(10,352)	(28,637)
Net cash provided by operating activities	144,206	137,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(269,739)	(333,767)
Sales of available-for-sale investments	357,280	213,576
Purchases of property and equipment	(6,276)	(7,479)
Business acquisitions, net of cash acquired	(56,947)	(39,819)
Net cash provided by (used in) investing activities	24,318	(167,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	793	1,925
Purchase of treasury stock	(5,372)	(17,862)
Payments of employee tax associated with stock compensation	(2,034)	(894)
Net cash used in financing activities	(6,613)	(16,831)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	161,911	(46,567)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	109,684	108,687
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$271,595	$62,120

Supplemental non-cash disclosure:

Amounts placed in escrow during the period to secure indemnification obligations from business acquisitions	$1,210	$4,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIU”) -- provide degree programs from associate through doctoral level as well as non-degree professional development and continuing education offerings. Our universities offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

On August 2, 2021, the Company acquired substantially all of the assets of DigitalCrafts (the “DigitalCrafts acquisition”). DigitalCrafts’ operations were brought within the AIU segment, preserving the ‘DigitalCrafts’ name and programs as part of AIU’s operations. Results of operations related to the DigitalCrafts acquisition are not material to our consolidated results of operations and are included in the unaudited condensed consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisitions” for further information.

On September 10, 2021, the Company acquired all of the outstanding equity of Hippo Education, LLC (“Hippo” and the “Hippo acquisition”). Hippo’s operations were brought within the CTU segment, preserving the ‘Hippo Education’ name and programs as part of CTU’s operations. Results of operations related to the Hippo acquisition are not material to our consolidated results of operations and are included in the unaudited condensed consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisitions” for further information.

3. BUSINESS ACQUISITIONS

On August 2, 2021 and September 10, 2021, the Company completed the DigitalCrafts and Hippo acquisitions, respectively.

DigitalCrafts, launched in 2015, helps provide individuals an opportunity in the technology area through reskilling and upskilling courses within the areas of web development, web design and cybersecurity. DigitalCrafts’ programs are now offered by AIU under the ‘DigitalCrafts’ name. On the date of acquisition, the Company made a cash payment of $16.3 million for the DigitalCrafts assets. The initial payment was fully funded with the Company’s available cash balances. Pursuant to the acquisition agreement, a post-closing contingent consideration payment of up to $2.5 million is expected to be paid in early 2024 based upon the achievement of certain financial metrics.

The preliminary purchase price of $18.4 million for the DigitalCrafts assets consists of the initial purchase price of $16.3 million, the preliminary fair value calculation of contingent consideration of $1.9 million, and a working capital adjustment. The preliminary purchase price was allocated to estimated fair values of acquired tangible and identifiable intangible assets of $20.0 million and assumed liabilities of $1.7 million as of August 2, 2021. Provisional intangible assets acquired include a trade name with an estimated fair value of approximately $0.7 million with an estimated useful life of 5 years and customer relationships and developed technology with an aggregate estimated fair value of $1.0 million with estimated useful lives of 3 years each. We are in the process of finalizing third-party valuations of certain intangible assets and contingent consideration. Thus, the provisional measurements of intangible assets, goodwill and contingent consideration as well as the estimated useful lives are subject to change. Based on our preliminary purchase price allocation, we have recorded goodwill of $16.5 million. Goodwill reflects the revenue growth opportunities following the acquisition. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes. Subsequent adjustments may be made to the purchase price allocation once the fair values of acquired assets and liabilities, as well as the fair value of contingent consideration, are finalized.

Hippo, founded in 2011, is a provider of continuing medical education and exam preparation for medical professionals with a quality technology platform and strong course content. Hippo programs are now offered by CTU under the ‘Hippo Education’ name. On the date of acquisition, the Company made an initial cash payment of $42.0 million. Pursuant to the terms of the acquisition agreement, $1.2 million of this payment was set aside in an escrow account to secure indemnification obligations of the seller after closing and is reflected as restricted cash on our condensed consolidated balance sheets. The initial payment was fully funded with the Company’s available cash balances. Additionally, pursuant to the purchase agreement, a post-closing contingent consideration payment of up to $4.0 million is expected to be paid in early 2024 based upon the achievement of certain financial metrics.

The preliminary purchase price of $43.3 million for Hippo represents the initial purchase price of $42.0 million as well as the preliminary fair value calculation of contingent consideration of $1.3 million. The preliminary purchase price was allocated to estimated fair values of acquired tangible and identifiable intangible assets of $47.7 million and assumed liabilities of $4.3 million as of September 10, 2021. Provisional intangible assets acquired include a trade name with an estimated fair value of approximately $3.3 million with an estimated useful life of 10 years, customer relationships with an estimated fair value of approximately $14.1 million with an estimated useful life of 7 years and developed technology with an estimated fair value of $2.0 million with an estimated useful life of 4 years. We are in the process of obtaining third-party valuations of certain intangible assets and contingent consideration. Thus, the provisional measurements of intangible assets, goodwill and contingent consideration as well as the estimated useful lives are subject to change. Based on our preliminary purchase price allocation, we have recorded goodwill of $27.9 million. Goodwill reflects the revenue growth opportunities following the acquisition. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes. Subsequent adjustments may be made to the purchase price allocation once the fair values of acquired assets and liabilities, as well as the fair value of contingent consideration, are finalized.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of August 2, 2021 and September 10, 2021 (dollars in thousands):

	DigitalCrafts	Hippo
Assets:	August 2, 2021	September 10, 2021
Cash	$-	$93
Student receivables	1,777	202
Other current assets	4	25
Property and equipment	-	27
Intangible assets subject to amortization
Trade name	740	3,340
Customer relationships	200	14,100
Developed technology	830	1,960
Goodwill	16,477	27,903
Total assets acquired	$20,028	$47,650
Liabilities:
Accounts payable and other accrued liabilities	$268	$378
Deferred revenue	1,404	3,952
Total liabilities assumed	$1,672	$4,330

Net assets acquired	$18,356	$43,320

Pro forma financial information relating to the DigitalCrafts and Hippo acquisitions is not presented because the acquisitions are not material to the Company.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,057	$-	$(3)	$5,054
Non-governmental debt securities	203,643	38	(65)	203,616
Treasury and federal agencies	723	1	(3)	721
Total short-term investments (available for sale)	$209,423	$39	$(71)	$209,391

	December 31, 2020
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$139	$1	$-	$140
Non-governmental debt securities	288,578	331	(176)	288,733
Treasury and federal agencies	11,799	6	(2)	11,803
Total short-term investments (available for sale)	$300,516	$338	$(178)	$300,676

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

As of September 30, 2021, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of September 30, 2021 and December 31, 2020. Additionally, money market funds of $190.1 million and $1.7 million included within cash and cash equivalents on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, were measured under Level 1 and certificates of deposit, commercial paper and treasury bills of $5.1 million included within cash and cash equivalents on our condensed consolidated balance sheets as of December 31, 2020 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of September 30, 2021, our investment in an equity affiliate equated to a 30.7%, or $3.1 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended September 30, 2021 and 2020, we recorded less than $0.1 million of loss and approximately $0.1 million of gain, respectively, and during the years to date ended September 30, 2021 and 2020, we recorded approximately $0.1 million of gain and $0.2 million of gain, respectively, related to our proportionate investment in CCKF within miscellaneous (expense) income on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to CCKF related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees paid during the quarters and years to date ended September 30, 2021 and 2020 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2021	$442
For the quarter ended September 30, 2020 (1)	$-
For the year to date ended September 30, 2021	$1,301
For the year to date ended September 30, 2020 (1)	$1,443

________________________

(1)During the first quarter of 2020, the Company prepaid maintenance payments for the full year 2020, of which approximately $0.4 million and $1.2 million was recognized as expense for the quarter and year to date ended September 30, 2020, respectively.

Credit Agreement

On September 8, 2021, the Company and the subsidiary guarantors thereunder entered into a credit agreement with Wintrust Bank N.A. (“Wintrust”), in its capacities as the sole lead arranger, sole bookrunner, administrative agent and letter of credit issuer for the lenders from time to time parties thereto. The credit agreement provides the Company with the benefit of a $125.0 million senior secured revolving credit facility. The $125.0 million revolving credit facility under the credit agreement is scheduled to mature on September 8, 2024. So long as no default has occurred and other conditions have been met, the Company may request an increase in the aggregate commitment in an amount not to exceed $50.0 million. The loans and letter of credit obligations under the credit agreement are secured by substantially all assets of the Company and the subsidiary guarantors.

The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists.

This credit agreement with Wintrust replaced the previous $50.0 million revolving credit facility set forth in the credit agreement dated as of December 27, 2018 with BMO Harris Bank N.A. As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the current or prior revolving credit facility.

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended September 30, 2021 and 2020 (dollars in thousands):

	For the Quarter Ended September 30, 2021				For the Quarter Ended September 30, 2020
	CTU (4)	AIU (5)	Corporate and Other(6)	Total	CTU	AIU	Corporate and Other(6)	Total
Tuition (1)	$98,730	$65,101	$-	$163,831	$93,071	$67,394	$-	$160,465
Technology fees	5,339	2,962	-	8,301	5,085	2,439	-	7,524
Other miscellaneous fees (2)	278	185	-	463	290	192	-	482
Total tuition and fees	104,347	68,248	-	172,595	98,446	70,025	-	168,471
Other revenue (3)	441	700	262	1,403	539	23	93	655
Total revenue	$104,788	$68,948	$262	$173,998	$98,985	$70,048	$93	$169,126

	For the Year to Date Ended September 30, 2021				For the Year to Date Ended September 30, 2020
	CTU (4)	AIU (5)	Corporate and Other(6)	Total	CTU	AIU	Corporate and Other(6)	Total
Tuition	$294,058	$209,722	$-	$503,780	$284,826	$204,943	$-	$489,769
Technology fees	16,352	8,630	-	24,982	15,367	7,729	-	23,096
Other miscellaneous fees (2)	959	509	-	1,468	985	514	-	1,499
Total tuition and fees	311,369	218,861	-	530,230	301,178	213,186	-	514,364
Other revenue (3)	1,276	787	882	2,945	1,588	93	110	1,791
Total revenue	$312,645	$219,648	$882	$533,175	$302,766	$213,279	$110	$516,155

__________________

(1)

Tuition includes revenue earned for degree-granting programs as well as revenue earned for non-degree professional development and continuing education offerings related to the DigitalCrafts and Hippo acquisitions from the date of acquisitions.

(2)	Other miscellaneous fees include student activity fees and graduation fees.
(3)	Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(4)	CTU includes revenue related to the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(5)	AIU includes revenue related to the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(6)	Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations. We bill student tuition upon enrollment for our non-degree professional development and continuing education offerings and recognize the tuition as revenue on a straight-line basis over the length of the course.

Other revenue, which consists of contract training revenue, bookstore sales and miscellaneous non-student related revenue, is billed and recognized as goods are delivered or services are performed. Contract training revenue results from individual courses that are stand-alone courses and not part of a degree or certificate program. Bookstore sales are primarily initiated by the student and are not included in the enrollment agreement at the onset of a student’s entrance to the institution. Miscellaneous non-student related revenue consists of staffing services provided to third parties and software license fees. These types of sales constitute a separate performance obligation from classroom instruction.

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by university and program. Academic terms are determined by start dates, which vary by university and program and are generally 8-12 weeks in length. Our non-degree professional development and continuing education offerings are generally 16-52 weeks in length.

Contract Assets

For each term, the portion of tuition and fee payments received from students but not yet earned is recorded as deferred revenue and reported as a current liability on our condensed consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount charged for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our condensed consolidated balance sheets. For AIU’s Trident and DigitalCrafts programs and CTU’s Hippo programs, students are billed as they enroll in courses, including courses related to future periods. Any billings for future periods would meet the definition of a contract asset as we do not have the unconditional right to receive payment as the course has not yet started. Contract assets related to future periods are offset against the deferred revenue associated with the respective future period.

Due to the short-term nature of our academic terms, the contract asset balance which exists at the beginning of each quarter will no longer be a contract asset at the end of that quarter, with the exception of the contract assets associated with future periods. The decrease in contract asset balances are a result of one of the following: it becomes a student receivable balance once a student reaches the point in a student’s academic term where the amount billed is no longer refundable to the student; a refund is made to withdrawn students for the portion entitled to be refunded under each institutions’ refund policy; we receive funds to apply against the contract asset balance; or a student makes a change to the number of classes they are enrolled in which may cause an adjustment to their previously billed amount. As of the end of each quarter, a new contract asset is determined on a student by student basis based on the most recently started term and a student’s progress within that term as compared to the date at which the student is no longer entitled to a refund under each institution’s refund policy. Contract assets associated with future periods remain as contract assets until the course begins and the student reaches the point in that course that they are no longer entitled to a refund.

The amount of deferred revenue balances which are being offset with contract assets balances as of September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	As of
	September 30, 2021	December 31, 2020
Gross deferred revenue	$92,087	$85,402
Gross contract assets	(35,036)	(50,868)
Deferred revenue, net	$57,051	$34,534

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Quarter Ended September 30, 2021			For the Quarter Ended September 30, 2020
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, July 1	$77,818	$43,649	$121,467	$28,092	$39,725	$67,817
Business acquisitions, beginning balance	3,952	1,404	5,356	-	-	-
Revenue earned from prior balances	(66,878)	(32,623)	(99,501)	(25,035)	(31,236)	(56,271)
Billings during period(1)	90,662	46,547	137,209	99,219	57,598	156,817
Revenue earned for new billings during the period	(37,469)	(35,625)	(73,094)	(73,411)	(38,789)	(112,200)
Other adjustments	951	(301)	650	(777)	(330)	(1,107)
Gross deferred revenue, September 30	$69,036	$23,051	$92,087	$28,088	$26,968	$55,056

	For the Year to Date Ended September 30, 2021			For the Year to Date Ended September 30, 2020
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, January 1	$28,522	$56,880	$85,402	$27,845	$35,359	$63,204
Business acquisitions, beginning balance	3,952	1,404	5,356	-	13,395	13,395
Revenue earned from prior balances	(26,183)	(46,020)	(72,203)	(24,376)	(38,904)	(63,280)
Billings during period(1)	348,307	183,012	531,319	301,727	190,589	492,316
Revenue earned for new billings during the period	(285,186)	(172,841)	(458,027)	(276,802)	(174,282)	(451,084)
Other adjustments	(376)	616	240	(306)	811	505
Gross deferred revenue, September 30	$69,036	$23,051	$92,087	$28,088	$26,968	$55,056

______________

1)	Billings during period includes adjustments for prior billings.

Cash Receipts

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans for our non-degree programs. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the university and make payments on a monthly basis per the terms of the payment plan.

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.3 million as of September 30, 2021 and December 31, 2020. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Certain unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our universities, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.3 million and $0.2 million of revenue for the quarters ended September 30, 2021 and 2020, respectively, and $1.2 million and $0.8 million for the years to date ended September 30, 2021 and 2020, respectively, for payments received from withdrawn students.

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

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans for our non-degree programs. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan. For those balances that are not received during the academic term, the balance is typically due within the current academic year which is approximately 30 weeks in length. Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.4 million and $1.3 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	For the quarter to date ended September 30,		For the year to date ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$42,876	$39,044	$42,147	$31,964
Beginning balance related to business acquisitions	180	-	180	2,174
Provision for credit losses	10,192	11,519	36,364	36,706
Amounts written-off	(13,982)	(10,479)	(41,302)	(32,213)
Recoveries	756	637	2,633	2,090
Balance, end of period	$40,022	$40,721	$40,022	$40,721

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended September 30, 2021	For the Year to Date Ended September 30, 2021
Lease expenses (1)
Fixed lease expenses - operating	$2,813	$8,634
Variable lease expenses - operating	561	3,313
Sublease income	(263)	(1,097)
Total lease expenses	$3,111	$10,850

Other information
Gross operating cash flows for operating leases (2)	$(4,443)	$(13,977)
Operating cash flows from subleases (2)	$271	$1,154

	For the Quarter Ended September 30, 2020	For the Year to Date Ended September 30, 2020
Lease expenses (1)
Fixed lease expenses - operating	$3,059	$9,323
Variable lease expenses - operating	1,204	4,746
Sublease income	(494)	(1,845)
Total lease expenses	$3,769	$12,224

Other information
Gross operating cash flows for operating leases (2)	$(5,063)	$(17,183)
Operating cash flows from subleases (2)	$486	$1,720

	As of September 30, 2021	As of September 30, 2020
Weighted average remaining lease term (in months) – operating leases	71	71
Weighted average discount rate – operating leases	4.9%	4.9%

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

Subleases

Historically, for certain of our leased locations we have vacated the facility and have fully or partially subleased the space. As of September 30, 2021, we only have one sublease with a remaining term of 20 months, for which we remain the guarantor under the lease and therefore become the intermediate lessor. We have recognized sublease income of $0.3 million and $0.5 million for the quarters ended September 30, 2021 and 2020, respectively, and $1.1 million and $1.8 million for the years to date ended September 30, 2021 and 2020, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income.

9. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.6 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

Contingent Consideration for Business Acquisitions

We recorded preliminary contingent consideration amounts for the DigitalCrafts and Hippo acquisitions in the aggregate amount of $3.2 million during the quarter ended September 30, 2021. This aggregate amount is preliminary as we are in the process of finalizing third party valuation reports in conjunction with the purchase price allocations for these acquisitions. Pursuant to the acquisition agreements, post-closing contingent consideration payments are expected to be paid in early 2024 based upon the achievement of certain financial metrics, with an aggregate maximum amount of $6.5 million.

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

The following is a summary of our provision for (benefit from) income taxes and effective tax rate from continuing operations:

	For the Quarter to Date Ended September 30,		For the Year to Date Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020
Pretax income	$37,327	$32,755	$114,305	$109,952
Provision for (benefit from) income taxes	$9,557	$(7,206)	$29,121	$12,670
Effective rate	25.6%	-22.0%	25.5%	11.5%

As of December 31, 2020, a valuation allowance of $29.0 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance and certain state net operating losses. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $29.0 million valuation allowance against our non-ODL supported foreign tax credits and state net operating losses as of September 30, 2021.

The effective tax rate for the quarter and year to date ended September 30, 2021 was impacted by federal and state tax credits claimed for the 2020 tax return, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.2%, respectively. The tax effect of stock-based compensation and the release of previously recorded tax reserves for the 2021 year to date tax rate reflects a 0.5% net benefit. The effective tax rate for the quarter and year to date ended September 30, 2020 reflects a $16.0 million valuation allowance release related to our ODL supported foreign tax credit carryforwards, which decreased the effective tax rate for the quarter and year to date by 49.0% and 14.6%, respectively. The 2020 year to date effective tax rate also reflects a 0.6% net benefit attributable to the tax effect of stock-based compensation and the release of previously recorded tax reserves.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.6 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2021 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2021, we had accrued $1.9 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the years to date ended September 30, 2021 and 2020, the Company granted approximately 0.4 million and 0.3 million restricted stock units, respectively, which are not “performance-based” and which have a grant-date fair value of approximately $4.4 million for each period.

Additionally, for the years to date ended September 30, 2021 and 2020, the Company granted approximately 0.4 million and 0.3 million restricted stock units, respectively, which are “performance-based” and which have a grant-date fair value of approximately $4.2 million and $3.9 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

There were no restricted stock units granted during each of the quarters ended September 30, 2021 and 2020.

All restricted stock units granted in 2020 and 2021 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters or years to date ended September 30, 2021 and 2020.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters and years to date ended September 30, 2021 and 2020 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2021	2020	2021	2020
Stock options	$101	$265	$357	$963
Restricted stock units settled in stock	3,752	2,962	10,917	8,759
Restricted stock units settled in cash	-	-	-	(240)
Total share-based compensation expense	$3,853	$3,227	$11,274	$9,482

As of September 30, 2021, we estimate that compensation expense of approximately $17.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

12. STOCK REPURCHASE PROGRAM

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. The program replaced all prior stock repurchase programs authorized by the Board of Directors. The program’s original expiration date was December 31, 2021. On October 19, 2021, the Board of Directors of the Company extended the expiration date of the program to February 28, 2022.

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

During the year to date ended September 30, 2021, we repurchased 0.4 million shares of our common stock for approximately $5.4 million at an average price of $12.23 per share, and repurchased 1.3 million shares of our common stock for approximately $17.9 million at an average price of $13.53 per share during the year to date ended September 30, 2020, of which less than 0.1 million shares of common stock were repurchased for $0.6 million during the quarter ended September 30, 2020 at an average price of $15.31 per share. There were no stock repurchases during the quarter ended September 30, 2021.

As of September 30, 2021, approximately $22.9 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2021 and 2020 were as follows (shares in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2021	2020	2021	2020
Basic common shares outstanding	70,089	69,167	70,179	69,366
Common stock equivalents	1,377	1,849	1,470	1,901
Diluted common shares outstanding	71,466	71,016	71,649	71,267

For the quarters and years to date ended September 30, 2021 and 2020, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.3 million and 0.5 million shares for the quarters ended September 30, 2021 and 2020, respectively, and 0.4 million and 0.6 million shares for the years to date ended September 30, 2021 and 2020, respectively.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our business plan. As of September 30, 2021, our two segments are:

♦

Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as the employer’s needs for a well-educated workforce. The university offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2021, students enrolled at CTU represented approximately 61% of our total student enrollments. Approximately 95% of CTU’s students are enrolled in programs offered fully online. CTU’s campus-based and blended-format students are currently pursuing their education solely through CTU’s online platform as a result of the COVID-19 pandemic.

♦

The American InterContinental University System (AIU) is comprised of two universities: American InterContinental University and Trident University International (“Trident” or “TUI”). AIU is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIU places emphasis on the educational, professional and personal growth of each student, and pursues this aim with a commitment to institutional integrity and ethics. AIU offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2021, students enrolled at AIU represented approximately 39% of our total student enrollments. Approximately 97% of AIU’s students are enrolled in programs offered fully online. A majority of AIU’s campus-based and blended-format students are currently pursuing their education solely through AIU’s online platform as a result of the COVID-19 pandemic.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,

	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
CTU (1)	$104,788	60.2%	$98,985	58.5%	$41,217	$32,993
AIU (2)	68,948	39.6%	70,048	41.4%	8,334	5,513
Corporate and Other (3)	262	0.2%	93	0.1%	(11,690)	(6,432)
Total	$173,998	100.0%	$169,126	100.0%	$37,861	$32,074

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2021	% of Total	2020	% of Total	2021	2020
CTU (1)	$312,645	58.6%	$302,766	58.7%	$112,758	$100,688
AIU (2)	219,648	41.2%	213,279	41.3%	28,875	25,365
Corporate and Other (3)	882	0.2%	110	0.0%	(27,193)	(19,308)
Total	$533,175	100.0%	$516,155	100.0%	$114,440	$106,745

	Total Assets as of (4)
	September 30, 2021	December 31, 2020
CTU (1)	$154,438	$96,922
AIU (2)	150,970	141,602
Corporate and Other (3)	531,011	482,993
Total	$836,419	$721,517

(1)	CTU results of operations and total assets include the Hippo acquisition commencing on the September 10, 2021 date of acquisition and as of September 30, 2021.
(2)

AIU results of operations and total assets include the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition and as of September 30, 2021. AIU’s results of operations include Trident from the March 2, 2020 date of acquisition.

(3)	Corporate and Other includes results of operations and total assets for closed campuses. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.
(4)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Our academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIU”) – provide degree programs from associate through doctoral level as well as non-degree professional development and continuing education offerings. Our universities offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIU continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

On August 2, 2021, the Company acquired substantially all of the assets of DigitalCrafts (the “DigitalCrafts acquisition”). DigitalCrafts helps provide individuals an opportunity in the technology area through reskilling and upskilling courses within the areas of web development, web design and cybersecurity. DigitalCrafts operations were brought within the AIU segment, preserving the ‘DigitalCrafts’ name and programs as part of AIU’s operations. Results of operations related to the DigitalCrafts acquisition are included in the unaudited condensed consolidated financial statements from the date of acquisition.

On September 10, 2021, the Company acquired Hippo Education, LLC (“Hippo” and the “Hippo Acquisition”). Hippo provides continuing medical education and exam preparation for medical professionals with a quality technology platform and strong course content. Hippo’s operations were brought within the CTU segment, preserving the ‘Hippo Education’ name and programs as part of CTU’s operations. Results of operations related to the Hippo acquisition are included in the unaudited condensed consolidated financial statements from the date of acquisition.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”), an accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the AIU segment, preserving the ‘Trident’ name and programs as part of American InterContinental University’s operations. Results of operations related to the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”) are included in the unaudited condensed consolidated financial statements from the date of acquisition. Effective November 5, 2020, AIU implemented a university system model, the American InterContinental University System, which is comprised of two universities: American InterContinental University and Trident University International (“Trident” or “TUI”). The system structure provides a new framework for American InterContinental University and Trident to continue to serve their unique student populations while benefitting from one university system.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2021 Quarterly Reports on Form 10-Q.

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

2021 Third Quarter Overview

Our financial results for the third quarter ended September 30, 2021 (“current quarter”) reflect an increase in revenue and operating income as compared to the prior year quarter and reflect adjustments to certain expenses while continuing to prioritize resources for technology and relevant student-serving processes that we believe enhance student experiences, retention and academic outcomes. The financial results include the DigitalCrafts and Hippo acquisitions commencing on the respective dates of acquisition in the current quarter, and the Trident acquisition commencing on the March 2, 2020 date of acquisition. The DigitalCrafts and Hippo acquisitions during the current quarter expand our professional development and continuing education offerings.

We continue to believe the prolonged pandemic and its resulting social distancing practices and safety measures, as well as the macro-economic and governmental response, has impacted overall student engagement. During the current quarter we continued to experience some students pause their academic programs or defer their decision to begin classes. We believe this change in student behavior may be temporary, yet we do expect total student enrollments to continue to be impacted in the short-term. Additionally, leveraging data analytics, we made adjustments to our marketing strategies during the third quarter. We believe these changes will help further improve our ability to identify prospective students who are more likely to succeed at one of our universities. These changes are also expected to negatively impact total student enrollments in the short-term, but we believe that in the long-term they will further enhance student experiences, retention and academic outcomes. Typically, changes in total student enrollments have a lag impact on revenue. We will continue our efforts to adjust our operating processes and expenses to align with overall revenue and enrollment trends.

As a result of these factors, total student enrollments decreased 0.9% at September 30, 2021 as compared to September 30, 2020, with CTU increasing by 7.5% and AIU decreasing by 11.6%. The increase in total student enrollments for CTU was due to the timing impact of the academic calendar redesign. The decrease in total student enrollments for AIU at September 30, 2021 as compared to September 30, 2020 was impacted by the factors mentioned above as well as a decrease in student enrollments at Trident. Trident’s total student enrollments continued to be impacted by changes in the Army education administration portal and related technical challenges as well as a reduced number of in-person recruiting events which impacted their military-affiliated student population.

We believe investments in technology continued to positively impact student experiences and student learning during the current quarter. We continued to make technology investments in machine learning and data analytics across the academics and advising functions and we began implementing enhancements to our student technology infrastructure during the current quarter. These investments and enhancements are anticipated to be completed over a multi-year period and include several upgrades to our mobile platform and virtual campus as well as a redesign of our digital toolsets and technology that are utilized by our teams to serve and educate students throughout their academic life cycle. We believe that continuing to refine these internet-based student platforms will further enhance the student experience, especially for our non-traditional adult learners, while driving further efficiencies within the business.

With respect to the COVID-19 pandemic, while we have continued to experience some impacts to student enrollments during the current quarter, we have not experienced any material disruptions to our business operations to date. Our strong balance sheet and technology infrastructure provide us with the ability to adapt our operations in response to fluctuations in enrollment trends. We continue to monitor for future impacts of a potential worsening of global economic conditions on our university operations and for changes in prospective student interest or student engagement levels as a result of changes in social distancing requirements and the U.S. economy.

Financial Highlights

Revenue for the third quarter ended September 30, 2021 increased $4.9 million or 2.9% as compared to the prior year quarter, reflecting an increase in revenue at CTU which was partially offset with a revenue decline at AIU as a result of the enrollment results discussed above. The revenue increase for CTU was due to more revenue-earning days in the current quarter as compared to the prior year quarter as a result of the timing impact of CTU’s academic calendar redesign. Operating income for the current quarter increased to $37.9 million as compared to operating income of $32.1 million for the prior year quarter. The increase in operating income was primarily due to the increase in revenue at CTU as well as decreased advertisting and marketing and admissions expense which more than offset the decline in revenue at AIU as well as increased legal fee expense relating to loan forgiveness applications submitted to the Department by former students and acquisition efforts. We expect an increase in legal fees as compared to the prior year periods for the remainder of 2021.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.)

Adjusted operating income was $46.3 million for the current quarter as compared to $36.1 million in the prior year quarter. The improvement was due to the revenue increase at CTU as well as a decrease in advertising and marketing and admissions expense as compared to the prior year quarter.

During 2021, we began adjusting for legal fee expense associated with (i) responses to the Department relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts, as we believe that these expenses are not reflective of underlying operating performance. Additionally, we no longer adjust operating income or earnings per diluted share for expenses related to vacated facilities at closed campuses as these expenses are expected to be immaterial. The prior period amounts were recast for these items to maintain comparability to 2021 non-GAAP measures.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended September 30, 2021 and 2020 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Operating Income	2021	2020	2021	2020

Operating income	$37,861	$32,074	$114,440	$106,745
Depreciation and amortization (1)	3,887	3,995	11,802	10,785
Legal fee expense related to certain matters (2)	4,583	4	7,241	167
Adjusted Operating Income (3)	$46,331	$36,073	$133,483	$117,697

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Earnings Per Diluted Share	2021	2020	2021	2020

Reported Earnings Per Diluted Share	$0.39	$0.56	$1.19	$1.36
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.01	0.01	0.03	0.02
Legal fee expense related to certain matters (2)	0.06	-	0.10	-
Total pre-tax adjustments	$0.07	$0.01	$0.13	$0.02
Tax effect of adjustments (4)	(0.01)	-	(0.03)	-
Release of valuation allowance (5)	-	(0.22)	-	(0.22)
Total adjustments after tax	0.06	(0.21)	0.10	(0.20)
Adjusted Earnings Per Diluted Share (3)	$0.45	$0.35	$1.29	$1.16

(1)	Amortization for acquired intangible assets relate to definite-lived intangible assets associated with the Trident, DigitalCrafts and Hippo acquisitions.
(2)	Legal fee expense associated with (i) responses to the Department relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts.
(3)

The Company began adjusting for legal fee expense associated with (i) responses to the Department relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts, during the second quarter of 2021. The Company believes that these expenses are not reflective of underlying operating performance. Also, the Company no longer adjusts operating income for expenses related to the vacated facilities at closed campuses as these expenses are expected to be immaterial. Prior period amounts were recast for these items to maintain comparability.

(4)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustment with a tax rate of 25.0%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments. There is no tax effect applied to the adjustment related to the release of the valuation allowance as this is an adjustment for income tax.

(5)

The release of a valuation allowance in the amount of $16.0 million was a result of the determination during third quarter of 2020 that it was more likely than not that the Company would utilize its deferred tax assets associated with the portion of the foreign tax credit carryforward supported by an overall domestic loss account balance.

Regulatory Updates

Cohort Default Rates. In late September 2021, the Department released the official three-year cohort default rates for the 2018 cohort. Both CTU and AIU had cohort default rates under the 30% threshold for the 2018 cohort, with the rates for both institutions showing improvement from the prior year cohort. We increased our student communication, counseling and other efforts in this area beginning in late 2016 and began to see improvements in the cohort default rate beginning with the 2016 cohort. A listing of the official 2018, 2017 and 2016 three-year cohort default rates for our institutions is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2018	2017 (2)	2016
American InterContinental University (1)
Chandler, AZ (Online) (Atlanta, GA and Houston, TX)	15.8%	17.0%	19.2%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	15.7%	16.0%	18.8%

_____________

(1)	Cohort default rates for American InterContinental University do not include results associated with Trident University.
(2)	Rates were modified based on corrections made as part of official appeal processes.

As part of the CARES Act, which was signed into law on March 27, 2020, federal student loan payments were suspended for a period of time, currently extended through January 31, 2022. During this period, student loan borrowers have their loans placed in forbearance, and as such, are no longer required to make payments on their federal student loans. Consequently, no further defaults can occur during this period. Based on this forbearance, and more specifically the timing of it, we expect a favorable impact to the 2018-2020 cohort default rates, with the impact for 2018 being smaller. After the forbearance ends, all students will need to resume their next normally scheduled payment. It is unclear how many students will commence their regularly scheduled payments when the forbearance expires, and the loan servicers may have difficulty handling the volume of borrowers resuming repayment obligations at the same time, particularly as three of the ten current federal loan servicers have announced that they plan to cease providing these services. As a result, whether this forbearance has a negative impact on future cohorts is unclear.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Default Rates” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information about cohort default rates and the Department’s related standards.

Negotiated Rulemaking. October 4-8, 2021 the Department held the first in a series of negotiated rulemaking sessions focused on topics related to affordability and student loans. The initial sessions discussed the topics generally, but did not include proposed regulatory language. Broadly, the week’s discussions focused significantly on making it easier for students to discharge their student loans, in some cases at the expense of institutions of higher education, and efforts to reduce the cost of student loans through revised repayment plan options. Further negotiating sessions are scheduled for weeks in November and December 2021. The list of topics that are the subject of the rulemaking include:

•	Borrower defense to repayment;
•	Closed school discharges;
•	Discharges for borrowers with a total and permanent disability;
•	Discharges for false certification of student eligibility;
•	Loan repayment plans;
•	Interest capitalization on Federal student loans;
•	Mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements;
•	Pell Grant eligibility for prison education programs; and
•	The Public Service Loan Forgiveness program.

Additionally, on October 1, 2021, the Department announced its intention to establish a second negotiated rulemaking committee to prepare proposed regulations on institutional and program eligibility which would include a revised 90-10 standard and could include revised administrative capability, gainful employment and financial responsibility standards. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – 2021 First Quarter Overview – Regulatory Updates,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for a brief overview of recent legislation impacting the 90-10 Rule.

Pursuant to the negotiated rulemaking process, the Department, through a series of meetings, works to develop a notice of proposed rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations. If a rulemaking committee is able to reach a consensus on its area, then the agreed upon proposal is submitted for public comment as the proposed regulation, and the final regulation typically aligns closely with the agreed upon proposal. The Department indicated during the October 2021 negotiating sessions that it intends to seek the committee’s consensus on an issue-by-issue basis, rather than for all the topics included for the committee’s consideration as a whole. If a rule-making committee is not able to reach consensus, then the Department will publish its recommended regulatory changes in a notice of proposed rulemaking for public comment, and after the public comment period expires it must publish the final regulation. In all cases, publication of final regulations in the Federal Register must occur on or before November 1 for the regulations to be effective for the next federal student financial aid award year, which begins July 1 of the following year. Negotiated rulemaking committees convened in recent years generally have not reached consensus, resulting in the Department having significant latitude in formulating regulations. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information about the risks and uncertainties relating to our highly regulated industry and potential regulatory changes.

Borrower Defense to Repayment. In May 2021, the Department notified the Company that the Department has several thousand borrower defense applications that make claims regarding the Company’s institutions, including institutions that have ceased operations. As part of the initial fact-finding process, the Department will send individual student claims to the Company and allow the institutions the opportunity to submit responses to the borrower defense applications. We have begun to receive these claims and are reviewing and compiling the individual facts of each to submit responses to the Department for its review. A large majority of the claims received involve institutions or campuses that have ceased operations and, in some cases, involve students who attended over 25 years ago. We have submitted initial responses to everything received which indicate that we believe the applications fail to establish a valid borrower defense and the Department should therefore deny them. However, the outcome of the Department’s evaluation of each of these applications is uncertain. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment,” and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – ‘Borrower defense to repayment’ regulations, including closed school discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information about the borrower defense to repayment regulations.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2021 and 2020 (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2021	% of Total Revenue	2020	% of Total Revenue	2021 vs 2020 % Change	2021	% of Total Revenue	2020	% of Total Revenue	2021 vs 2020 % Change
TOTAL REVENUE	$173,998		$169,126		2.9%	$533,175		$516,155		3.3%
OPERATING EXPENSES
Educational services and facilities (1)	25,961	14.9%	27,562	16.3%	-5.8%	83,467	15.7%	83,149	16.1%	0.4%
General and administrative: (2)
Advertising and marketing	35,435	20.4%	39,121	23.1%	-9.4%	107,671	20.2%	109,140	21.1%	-1.3%
Admissions	23,207	13.3%	24,802	14.7%	-6.4%	74,235	13.9%	74,163	14.4%	0.1%
Administrative	37,455	21.5%	30,053	17.8%	24.6%	105,196	19.7%	94,855	18.4%	10.9%
Bad debt	10,192	5.9%	11,519	6.8%	-11.5%	36,364	6.8%	36,706	7.1%	-0.9%
Total general and administrative expense	106,289	61.1%	105,495	62.4%	0.8%	323,466	60.7%	314,864	61.0%	2.7%
Depreciation and amortization	3,887	2.2%	3,995	2.4%	-2.7%	11,802	2.2%	10,785	2.1%	9.4%
Asset impairment	-	0.0%	-	0.0%	NM	-	0.0%	612	0.1%	NM
OPERATING INCOME	37,861	21.8%	32,074	19.0%	18.0%	114,440	21.5%	106,745	20.7%	7.2%

PRETAX INCOME	37,327	21.5%	32,755	19.4%	14.0%	114,305	21.4%	109,952	21.3%	4.0%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	9,557	5.5%	(7,206)	-4.3%	232.6%	29,121	5.5%	12,670	2.5%	129.8%
Effective tax rate	25.6%		-22.0%			25.5%		11.5%

INCOME FROM CONTINUING OPERATIONS	27,770	16.0%	39,961	23.6%	-30.5%	85,184	16.0%	97,282	18.8%	-12.4%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	0.0%	(21)	0.0%	-95.2%	(13)	0.0%	(69)	0.0%	-81.2%
NET INCOME	$27,769	16.0%	$39,940	23.6%	-30.5%	$85,171	16.0%	$97,213	18.8%	-12.4%

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

Revenue

Current quarter and year to date revenue increased by 2.9% or $4.9 million and 3.3% or $17.0 million, respectively, as compared to the prior year periods. The current quarter improvement is driven by an increase of $5.8 million within CTU which was partially offset with the decrease of $1.1 million within AIU. CTU’s revenue growth for the current quarter was positively impacted by the academic calendar redesign which resulted in more revenue earning days for the current quarter as compared to the prior year quarter.

The current year to date revenue increase is driven by growth in revenue within both CTU and AIU. The current year to date increase was benefitted by the DigitalCrafts and Hippo acquisitions, and also benefitted from nine months of results related to the Trident acquisition as compared to only seven months in the prior year to date. Additionally, the current year to date increase was positively impacted by the academic calendar redesign at CTU which resulted in more revenue earning days for the current year to date as compared to the prior year to date.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2021	2020	2021 vs 2020 % Change	2021	2020	2021 vs 2020 % Change
Educational services and facilities:
Academics & student related	$21,921	$22,654	-3.2%	$69,554	$67,367	3.2%
Occupancy	4,040	4,908	-17.7%	13,913	15,782	-11.8%
Total educational services and facilities	$25,961	$27,562	-5.8%	$83,467	$83,149	0.4%

Current quarter educational services and facilities expense decreased by 5.8% or $1.6 million as compared to the prior year quarter, with 3.2% or $0.7 million lower academics and student related expense and 17.7% or $0.9 million lower occupancy expense as compared to the prior year quarter. Academics and student related expense decreased for the current quarter as compared to the prior year quarter as a result of decreased salary expense at AIU due to lower student enrollments and open positions. Occupancy expense decreased for the current quarter as a result of certain one-time real estate tax credits as well as reduced occupancy expense as a result of the remote work environment.

The educational services and facilities expense for the current year to date remained relatively flat as compared to the prior year period. Academics and student related expense increased by 3.2% or $2.2 million for the current year to date as compared to the prior year period, primarily as a result of the Trident acquisition. Partially offsetting the year to date increase in academics and student related expense was a decrease in occupancy expense of 11.8% or $1.9 million as compared to the prior year period. The improvement within occupancy expense was primarily driven by the remote work environment as a result of the pandemic and decreased expenses associated with our closed campuses.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2021	2020	2021 vs 2020 % Change	2021	2020	2021 vs 2020 % Change
General and administrative:
Advertising and marketing	$35,435	$39,121	-9.4%	$107,671	$109,140	-1.3%
Admissions	23,207	24,802	-6.4%	74,235	74,163	0.1%
Administrative	37,455	30,053	24.6%	105,196	94,855	10.9%
Bad debt	10,192	11,519	-11.5%	36,364	36,706	-0.9%
Total general and administrative expense	$106,289	$105,495	0.8%	$323,466	$314,864	2.7%

General and administrative expense increased by 0.8% or $0.8 million and 2.7% or $8.6 million for the current quarter and year to date, respectively, as compared to the prior year periods, primarily driven by increased administrative expense for both comparative periods. Partially offsetting the current quarter and year to date increase in administrative expense were decreases in advertising and marketing and bad debt expense as compared to the prior year periods. The current quarter also benefitted from lower admissions expense as compared to the prior year period.

Advertising and marketing expense decreased by 9.4% or $3.7 million and 1.3% or $1.5 million for the current quarter and year to date, respectively, as compared to the prior year periods. The lower advertising and marketing expense was a result of improved marketing processes related to identifying prospective student interest within both CTU and AIU.

Admissions expense decreased by 6.4% or $1.6 million for the current quarter as compared to the prior year quarter, and remained relatively flat for the current year to date as compared to the prior year period. The lower admissions expense for the current quarter reflects decreased expense within both CTU and AIU as a result of the improved marketing processes discussed above which also benefit admissions expense.

Administrative expense increased by 24.6% or $7.4 million and 10.9% or $10.3 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter and year to date increase was driven by increased legal fees within Corporate and Other related to the borrower defense to repayment applications from former students and acquisition efforts.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2021	% of Segment Revenue	2020	% of Segment Revenue	2021 vs 2020 % Change	2021	% of Segment Revenue	2020	% of Segment Revenue	2021 vs 2020 % Change
Bad debt expense:
CTU	$4,248	4.1%	$5,401	5.5%	-21.3%	$16,328	5.2%	$18,039	6.0%	-9.5%
AIU	5,954	8.6%	6,139	8.8%	-3.0%	20,079	9.1%	18,733	8.8%	7.2%
Corporate and Other	(10)	NM	(21)	NM	NM	(43)	NM	(66)	NM	NM
Total bad debt expense	$10,192	5.9%	$11,519	6.8%	-11.5%	$36,364	6.8%	$36,706	7.1%	-0.9%

Bad debt expense decreased by 11.5% or $1.3 million and 0.9% or $0.3 million for the current quarter and year to date, respectively, as compared to the prior year periods. Total bad debt expense as a percentage of revenue also improved for the current quarter and year to date by 90 basis points and 30 basis points, respectively, as compared to the prior year periods. For the current quarter, CTU’s and AIU’s bad debt expense improved by 21.3% or $1.2 million and 3.0% or $0.2 million, respectively, as compared to the prior year quarter. For the current year to date, CTU’s bad debt expense decreased by 9.5% or $1.7 million, as compared to the prior year period, which more than offset the increased bad debt expense at AIU of 7.2% or $1.3 million, as compared to the prior year period.

We continue to expect quarterly fluctuations in bad debt expense. We regularly monitor our reserve rates, which includes a quarterly update of our analysis of historical student receivable collectability based on the most recent data available and a review of current known factors which we believe could affect future collectability of our student receivables, such as the number of students that do not complete the financial aid process. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV financial aid process so that they are better prepared to start school. We have also focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Operating Income

Operating income increased by 18.0% or $5.8 million and 7.2% or $7.7 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter and year to date improvement was primarily due to increased revenue of $4.9 million and $17.0 million, respectively, as compared to the prior year periods. Additionally, operating income improved as a result of decreased advertising and marketing expense and bad debt expense which was partially offset with increased administrative expense.

Provision for Income Taxes

For the quarter and year to date ended September 30, 2021, we recorded a provision for income taxes of $9.6 million reflecting an effective tax rate of 25.6% and $29.1 million reflecting an effective tax rate of 25.5%, respectively, as compared to a benefit from income taxes of $7.2 million reflecting an effective tax rate of negative 22.0% for the quarter ended September 30, 2020, and provision for income taxes of $12.7 million reflecting an effective tax rate of 11.5% for the year to date ended September 30, 2020.

The effective tax rate for the quarter and year to date ended September 30, 2021 was impacted by federal and state tax credits claimed for the 2020 tax year, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.2%, respectively. The tax effect of stock-based compensation and the release of previously recorded tax reserves for the 2021 year to date tax rate reflects a 0.5% net benefit. The effective tax rate for the quarter and year to date ended September 30, 2020 reflects a $16.0 million valuation allowance release related to our overall domestic loss (“ODL”) supported foreign tax credit carryforwards, which decreased the effective tax rate for the quarter and year to date by 49.0% and 14.6%, respectively. The 2020 year to date effective tax rate also reflects a 0.6% net benefit attributable to the tax effect of stock-based compensation and the release of previously recorded tax reserves. For the full year 2021, we expect our effective tax rate to be between 26.0% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2021	2020	% Change	2021	2020	% Change	2021	2020
REVENUE:
CTU (1)	$104,788	$98,985	5.9%	$41,217	$32,993	24.9%	39.3%	33.3%
AIU (2)	68,948	70,048	-1.6%	8,334	5,513	51.2%	12.1%	7.9%
Corporate and other (3)	262	93	181.7%	(11,690)	(6,432)	81.7%	NM	NM
Total	$173,998	$169,126	2.9%	$37,861	$32,074	18.0%	21.8%	19.0%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2021	2020	% Change	2021	2020	% Change	2021	2020
REVENUE:
CTU (1)	$312,645	$302,766	3.3%	$112,758	$100,688	12.0%	36.1%	33.3%
AIU (2)	219,648	213,279	3.0%	28,875	25,365	13.8%	13.1%	11.9%
Corporate and other (3)	882	110	701.8%	(27,193)	(19,308)	40.8%	NM	NM
Total	$533,175	$516,155	3.3%	$114,440	$106,745	7.2%	21.5%	20.7%

_________________

(1)	CTU’s results of operations include the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)	AIU’s results of operations include the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition and the Trident acquisition from the March 2, 2020 date of acquisition.
(3)	Results of operations for closed campuses are included within Corporate and Other. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by participating in class related activities. Total student enrollments do not include learners participating in non-degree professional development and continuing education offerings.

In early 2021, we redesigned CTU’s academic calendar to strategically place breaks between sessions and provide more opportunities for students to continue with their academic programs. We believe this redesign may improve student experiences and engagement. CTU’s academic calendar redesign, along with the previous academic calendar redesign at AIU, may impact the comparability of revenue-earning days and enrollment results in any given quarter.

	TOTAL STUDENT ENROLLMENTS
	At September 30,
	2021	2020	% Change
CTU	25,800	24,000	7.5%
AIU	16,800	19,000	-11.6%
Total	42,600	43,000	-0.9%

CTU. Current quarter and year to date revenue increased by 5.9% or $5.8 million and 3.3% or $9.9 million, respectively, as compared to the prior year periods. CTU experienced an increase in total student enrollment of 7.5% at September 30, 2021 as compared to September 30, 2020. CTU’s academic calendar redesign positively impacted the total student enrollments at September 30, 2021 as well as revenue for the current quarter and current year to date. The current quarter and current year to date have an increased number of revenue earning days as compared to the prior year periods.

Current quarter and year to date operating income for CTU improved by 24.9% or $8.2 million and 12.0% or $12.1 million, respectively, as compared to the prior year periods, supported by the increase in revenue discussed above as well as decreases within advertising and marketing and bad debt expense for the current quarter and year to date as compared to the prior year periods.

AIU. Current quarter revenue decreased by 1.6% or $1.1 million as compared to the prior year period and increased by 3.0% or $6.4 million for the current year to date as compared to the prior year period. AIU experienced a decrease in total student enrollment of 11.6% at September 30, 2021 as compared to September 30, 2020. We believe the decrease in total student enrollments were caused by several factors, including students pausing their academic programs and prolonged student decision-making as a result of the COVID-19 pandemic, changes in our marketing and student recruitment processes as we continue to use technology and data analytics to help us identify prospective students who are more likely to succeed at one of our universities, and a reduction in student enrollments from the military population. Partially offsetting the decrease in revenue for the current quarter is revenue associated with the DigitalCrafts acquisition. Additionally, the current year to date revenue increase benefitted from nine months of revenue related to Trident as compared to seven months in the prior year period.

Current quarter and year to date operating income for AIU increased by 51.2% or $2.8 million and 13.8% or $3.5 million, respectively, as compared to the prior year periods. The current quarter improvement was primarily driven by decreased advertising and marketing and admissions expense as compared to the prior year quarter which more than offset the decline in revenue for the current quarter. The current year to date improvement was primarily driven by the increase in revenue discussed above, which was partially offset with increased expense within academics and student related, occupancy and bad debt.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter and year to date increased 81.7% or $5.3 million and 40.8% or $7.9 million, respectively, as compared to the prior year periods, primarily as a result of increased legal fee expense associated with the borrower defense to repayment applications from former students and acquisition efforts, which more than offset the decreased operating losses associated with our closed campuses.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 also includes a discussion of these and other significant accounting policies, and Note 4 "Recent Accounting Pronouncements" in this Form 10-Q describes accounting policies adopted in 2021.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2021, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $481.0 million. Restricted cash as of September 30, 2021 was $5.2 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the sellers pursuant to the Trident and Hippo acquisitions. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during 2021. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

On September 8, 2021, the Company and the subsidiary guarantors thereunder entered into a credit agreement with Wintrust Bank N.A. (“Wintrust”), in its capacities as the sole lead arranger, sole bookrunner, administrative agent and letter of credit issuer for the lenders from time to time parties thereto. The credit agreement provides the Company with the benefit of a $125,000,000 senior secured revolving credit facility. The $125.0 million revolving credit facility under the credit agreement is scheduled to mature on September 8, 2024. So long as no default has occurred and other conditions have been met, the Company may request an increase in the aggregate commitment in an amount not to exceed $50.0 million. The loans and letter of credit obligations under the credit agreement are secured by substantially all assets of the Company and the subsidiary guarantors.

The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement.

The credit agreement with Wintrust replaced the previous $50.0 million revolving credit facility set forth in the credit agreement dated as of December 27, 2018 with BMO Harris Bank N.A.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic growth projects at our universities, such as student-serving initiatives and new academic program development, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions of quality educational institutions or programs and share repurchases. We completed two acquisitions with a combined initial cash consideration of approximately $58.0 million during the third quarter ended September 30, 2021 and are pursuing additional acquisition opportunities similar in size to these two. We currently anticipate that we will complete another acquisition by the end of 2022. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program’s original expiration date was December 31, 2021. On October 19, 2021, the Board of Directors of the Company extended the expiration date of the program to February 28, 2022. At the current market price for the Company’s common stock, we believe repurchases enhance stockholder value and currently intend to pursue them when deemed prudent based on market and other conditions. Since the November 4, 2019 inception date, the Company repurchased approximately 2.0 million shares for $27.1 million as of September 30, 2021.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2021 and 2020, net cash flows provided by operating activities totaled $144.2 million and $137.8 million, respectively. The increase in cash flows provided by operating activities for the current year to date as compared to the prior year to date was primarily driven by revenue growth at both CTU and AIU. The current year to date revenue benefitted from nine months of cash flow during 2021 related to the Trident acquisition as compared to only seven months in the prior year to date as well as the DigitalCrafts acquisition commencing on August 2, 2021 and the Hippo acquisition commencing on September 10, 2021.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments, as well as private loans for our non-degree programs. For the year to date ended September 30, 2021, approximately 81% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding as compared to 80% for the full year of 2020. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the year to date ended September 30, 2021, net cash flows provided by investing activities totaled $24.3 million compared to net cash flows used in investing activities of $167.5 million for the prior year to date.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $87.5 million for the current year to date as compared to net cash outflow of $120.2 million for the prior year to date.

Business acquisitions. During the quarter ended September 30, 2021, the Company completed the DigitalCrafts and Hippo acquisitions and made initial payments of $56.9 million. The prior year to date includes $39.8 million for payments related to the Trident acquisition.

Capital Expenditures. Capital expenditures decreased to $6.3 million for the year to date ended September 30, 2021 as compared to $7.5 million for the year to date ended September 30, 2020. Capital expenditures represented approximately 1.2% and 1.4% of total revenue for the years to date ended September 30, 2021 and 2020, respectively. For the full year 2021, we expect capital expenditures to be approximately 2.0% of revenue.

Financing Cash Flows

During the years to date ended September 30, 2021 and 2020, net cash flows used in financing activities totaled $6.6 million and $16.8 million, respectively. Payments to repurchase shares of our common stock were $5.4 million for the year to date ended September 30, 2021 and $17.9 million for the year to date ended September 30, 2020.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.0 million and $0.9 million for the years to date ended September 30, 2021 and 2020, respectively.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2020 to September 30, 2021 were as follows (dollars in thousands):

	September 30,	December 31,
	2021	2020	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$480,986	$410,360	17%
NON-CURRENT ASSETS:
Goodwill	162,692	118,312	38%
Deferred income tax assets, net	30,413	40,351	-25%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - other	17,596	11,921	48%
Deferred revenue	57,051	34,534	65%

           Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities as a result of the increase in total revenue within CTU and AIU during the current year to date period, partially offset with payments made for business acquisitions during the current year to date.

Goodwill: The increase in goodwill is attributable to the DigitalCrafts and Hippo acquisitions.

Deferred income tax assets, net: The decrease reflects the usage of deferred tax assets associated with the offset of income taxes payable.

Accrued expenses other: The increase is primarily related to the reclassification of $4.0 million of escrow liability related to the Trident acquisition from long term to short term as well as an increased accrual for professional fees as of September 30, 2021.

Deferred revenue: The increase is primarily related to the timing impact of the academic calendar redesign at CTU as well as the DigitalCrafts and Hippo acquisitions during the current quarter.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2021, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of September 30, 2021, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of September 30, 2021 and December 31, 2020. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2020				$28,231,593
January 1, 2021—January 31, 2021	-	$-	-	28,231,593
February 1, 2021—February 28, 2021	-	-	-	28,231,593
March 1, 2021—March 31, 2021	159,989	12.70	-	28,231,593
April 1, 2021—April 30, 2021	-	-	-	28,231,593
May 1, 2021—May 31, 2021	273,578	12.06	273,578	24,927,010
June 1, 2021—June 30, 2021	166,625	12.45	166,474	22,850,626
July 1, 2021—July 31, 2021	-	-	-	22,850,626
August 1, 2021—August 31, 2021	-	-	-	22,850,626
September 1, 2021—September 30, 2021	-	-	-	22,850,626
Total	600,192		440,052

(1)

Includes 160,140 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.

(2)

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million with an expiration date of December 31, 2021. On October 19, 2021, the Board of Directors of the Company extended the expiration date of the program to February 28, 2022.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

10.1

Credit Agreement dated as of September 8, 2021 among Perdoceo Education Corporation, the subsidiary guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Wintrust Bank, N.A, as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 8-K filed on September 13, 2021

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: November 4, 2021	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)