Form 10-K
period 2021-12-31
PERDOCEO EDUCATION Corp
filed 2022-02-24
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $12.27 per share closing sale price of the Registrant’s common stock on June 30, 2021 (the last business day of the Registrant’s most recently completed second quarter), was approximately $720,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 18, 2022, the number of outstanding shares of Registrant’s common stock was 68,748,662.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

OVERVIEW

Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from associate through doctoral level as well as non-degree professional development and continuing education offerings. Our universities offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

Our reporting segments correspond to our accredited institutions.

CTU

CTU is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice.

CTU recently expanded its offerings in the areas of non-degree professional development and continuing education programs through the acquisition of Hippo Education, LLC (“Hippo” and the “Hippo Acquisition”) on September 10, 2021. Hippo provides continuing medical education and exam preparation for medical professionals with a quality technology platform and strong course content. Hippo’s operations were brought within the CTU segment, preserving the ‘Hippo Education’ name and programs as part of CTU’s operations. Results of operations related to the Hippo acquisition are included in the consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisitions” in our consolidated financial statements for further information.

Discussion of business operations, trends and key drivers of operating results will focus on CTU’s degree programs, which represent a majority of CTU’s operations and the CTU segment. Specific references will be made to Hippo when material to the disclosure or necessary to understand the overall discussion.

AIUS

AIUS is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”), an accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the AIUS segment, preserving the “Trident” name and programs as part of American InterContinental University’s (“AIU”) operations. Results of operations related to the acquisition of substantially all of the assets of Trident University (the “Trident acquisition”) are included in the consolidated financial statements from the date of acquisition.

Following the Trident acquisition, AIUS implemented a university system model effective November 5, 2020. The American InterContinental University System is comprised of two universities: AIU and Trident University International (“Trident” or “TUI”). The system structure provides a framework for AIU and Trident to continue to serve their unique student populations while benefitting from one university system. Although both universities operate under a shared governance structure and have a common mission, the system structure allows each to retain its name and customize its programs and instructional and student service models to the needs of its unique student populations.

AIUS recently expanded its non-degree professional development and continuing education offerings by acquiring substantially all of the assets of DigitalCrafts (the “DigitalCrafts acquisition”) on August 2, 2021. DigitalCrafts helps provide individuals an opportunity in the technology area through reskilling and upskilling courses within the areas of web development, web design and cybersecurity. DigitalCrafts operations were brought within the AIUS segment, preserving the ‘DigitalCrafts’ name and programs as part of AIUS’ operations. Results of operations related to the DigitalCrafts acquisition are included in the consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisitions” in our consolidated financial statements for further information.

Discussion of business operations, trends and key drivers of operating results will focus on AIU, which represents a majority of the AIU System and AIUS reporting segment. Specific references will be made to Trident or DigitalCrafts when material to the disclosure or necessary to understand the overall discussion.

Student Enrollments Statistics

Total student enrollments as of December 31, 2021 and 2020 were approximately 40,400 students and 42,700 students, respectively, with approximately 96% enrolled in our institutions’ fully-online academic programs for each year. Substantially all of the students attending our institutions reside within the United States of America. Total student enrollments and student enrollment statistics presented below do not include learners participating in non-degree professional development and continuing education offerings. Additional student enrollment demographic information for our institutions as of December 31, 2021 and 2020 was as follows:

Student Enrollments by Age Group

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2021	2020
Over 30	65%	62%
21 to 30	32%	34%
Under 21	3%	4%

Student Enrollments by Core Curricula

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2021	2020
Business Studies	76%	76%
Information Technology	11%	11%
Health Education	13%	13%

Student Enrollments by Degree Granting Program

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2021	2020
Doctoral and Master's Degree	12%	13%
Bachelor's Degree	66%	66%
Associate Degree	22%	21%

GUIDING PRINCIPLES AND STRATEGIC PRIORITIES

To compete successfully in today’s demanding economy, people benefit from higher education that provides a foundation of knowledge and skills they can use in the workplace and to build meaningful careers. We aim to become a leading provider of online postsecondary education to non-traditional students, including adult learners. The core guiding principles we focus on in our pursuit of this goal are:

•	enhancing academic outcomes;
•	improving academic quality and integrity; and
•	complying with regulations.

Our strategic priorities that we believe will support our goal to become a leading provider of online postsecondary education to non-traditional students and position the company for long-term sustainable and responsible growth are:

•	enhance enrollment processes;
•	enhance student experiences and retention;
•	use technology as a differentiator;
•	leverage efficient and effective scalable shared services to support organic growth at our universities and as a key enabler for inorganic growth strategies; and
•	invest in high value projects that support our operations.

OUR BUSINESS

Through our accredited academic institutions, we offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. We pursue a student-first mindset in our efforts to provide student support throughout the academic life cycle, from enrollment and orientation through ongoing coaching and learning leading up to graduation, which we believe enhances overall student learning experiences and academic outcomes. We are committed to investing in our academic institutions and student support technology, which we believe enables our student support teams to provide customized service that contributes to positive student experiences. Technology is a key enabler and differentiator for us and we are continuing to expand the use of artificial intelligence and machine learning to additional areas of the academic life cycle. We believe that our technology innovations provide students with tools that enable them to focus on educational content in a manner that is best suited to their personal learning style.

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

Perdoceo serves a diverse student population. Our students have a broad range of educational and employment experiences which contributes to their college-level readiness. Each of our universities has an admissions function responsible for interacting with prospective students interested in applying to an institution after they have expressed interest in learning more about our academic institutions and programs. Generally, to be qualified for admission to one of our universities, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet other program admissions requirements.

We use data analytics to help us identify and focus on prospective students who are more likely to succeed at one of our universities. Our prospective student outreach process uses technology to provide a more customized approach to enable us to more effectively provide prospective students with relevant information to help them make more informed academic decisions.

One of our technology initiatives over the last few years to expand the use of artificial intelligence (“AI”) and machine learning throughout the academic life cycle is AIU’s AI-based virtual assistant “chatbot” that we named Lucy. Lucy has streamlined the process for prospective students who want to learn about our institution and can address approximately 92% of their questions while continuing to learn from her interactions. If Lucy is unable to address a question, the prospective student is referred to our admissions personnel for additional assistance. Throughout 2021, we continued to expand the use of chatbots across different aspects of the academic life cycle at both CTU and AIU.

Our technology enhancements enable our admissions staff to customize their prospective student outreach and engagement strategies based on students’ prior educational experience, degree and areas of program interest, thus providing a more meaningful and relevant interaction with the prospective student. We believe prospective students have an improved overall experience in communications with our admissions personnel due to these enhancements.

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

Every enrolled student is offered an orientation that is designed to prepare them to begin classes at our institutions. This orientation process also provides the opportunity for students to understand our academic and support services. We believe completion of these activities better prepares a student to make an informed decision about pursuing their education as well as to be more successful as it simulates their classroom experience both online and in a campus-based environment. Completion of orientation does not financially obligate students, nor does it require students to continue their education with the university.

Additionally, new students who attend online programs at our universities and do not want to continue have 21 days after the start of their program to notify the university of their intention to withdraw. Students who notify and withdraw from the university within 21 days will not be responsible for any tuition-related expenses and are refunded any amounts they have paid in tuition and other institutional fees.

Corporate Partnerships

Our universities have focused on expanding strategic relationships with corporate partners. During 2021, CTU increased the size of its corporate partnership team during the first half of the year to further engage prospective employers to leverage their tuition assistance programs and provide a debt-free education to their employees. We expect these relationships to result in new student interest through increased awareness of our institutions for the employees of our corporate partners. Corporate partnerships provide us with an opportunity to connect with and educate a population of students we would otherwise not likely have access to. Students who attend our institutions through corporate partnerships are awarded grants from the applicable university to partially offset their tuition costs, the amount of which depends on the agreement with each respective corporate partner. In addition, they typically receive some funding from their employer towards their tuition. Although the amount paid by these students results in lower revenue per student due to the grants awarded from the applicable university, the recruiting, marketing and support costs associated with these students are lower as well. Further, these students are more likely to start class and tend to be more persistent in their pursuit of long-term learning, which we believe will result in higher life-time value per student. As of December 31, 2021, approximately 19.1% and 4.8% of total student enrollments at CTU and AIUS, respectively, are a result of corporate partnership agreements.

Student Retention and Academic Outcomes

Our institutions focus on improving student retention and enhancing academic outcomes. Investments in student serving processes, including the use of technology, is a key focus to support these efforts. Our faculty and student advisors provide frequent assistance and feedback to students during their course of academic study. We support increased communication between our faculty and students by providing faculty with various technology enablers such as a two-way messaging platform and enhanced data reporting and analytics to help them provide meaningful academic support and information. As is the case at any postsecondary educational institution, a portion of our students withdraw from their academic programs for a variety of academic, financial or personal reasons, and these efforts are designed to help our students remain in school and succeed in their academic program.

Our student advising model promotes collaboration between faculty and student advisors, which we believe enhances effectiveness and provides students with consistent support and communication. Student advisors continue to work with students throughout their academic program to provide relevant and specific feedback and guidance as they progress through their classes. Additionally, a team of staff members from advising, admissions and financial aid work directly with each new student creating a student-service atmosphere and encouraging quality interactions.

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

AIU’s student-centric framework focuses on having students interact with their admissions advisor from enrollment through the end of their first academic session and be subsequently supported by faculty and student advisors. We believe this structure improves overall student experiences and retention. This cross-functional strategy is aimed at improving student engagement throughout the student’s academic life cycle, with particular emphasis on the important onboarding phase and first academic term as the students adjust to their academic program.

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

During 2021, our institutions expanded their offerings with both the acquisition of and internal development of non-degree professional development and continuing education programs. These online courses offer learning opportunities where one can develop skills and knowledge in a specific endeavor or area of interest. Our non-degree professional development and continuing education programs are designed to assist adult learners in maintaining existing credentials and obtaining additional job-focused credentials and can help workers increase skills and prepare for changes in the workplace.

Instructional Delivery

Our instructional delivery for our degree programs is based on the belief that learning depends on instructional methodologies that facilitate student engagement with the instructor, with other students, and with the course content. This engagement is fundamental to student learning outcomes, regardless of whether instruction occurs within a physical or virtual classroom. We continue to focus on innovation in our delivery of online education to enhance the learning experience for students.

During 2021, we began a multi-year project to enhance and upgrade our student technology infrastructure. This includes several upgrades to our mobile platform and virtual campus and a redesign of our digital toolsets and technology that our faculty and student support teams utilize to serve and educate students throughout their academic life cycle. These upgrades are expected to further enhance student experiences, especially for our non-traditional adult learners, while driving efficiencies within the business.

Learning Management System

Construction of, and ongoing enhancement to, a virtual campus that engages online students with their instructor, peers and content is critical to the achievement of student learning outcomes. CTU and AIU’s online instructional delivery is accomplished using an innovative, student-focused learning management system. While online content delivery is very common today, our course content delivery system has several features that make it distinctive. Designed around students, our course content delivery system is a rich, engaging student experience that represents an innovative online method of delivering content.

Personalized Learning Technology

Perdoceo has implemented the use of sophisticated personalized learning technologies through our virtual campus. Through our equity investment in and license of technology from CCKF, a Dublin-based educational technology company that provides intelligent, adaptive systems to power the delivery of personalized learning, we have strengthened our leadership position as a technology innovator in higher education and as a company dedicated to student success. Our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula. We have a perpetual license to this technology, which, when integrated with our proprietary learning management system, we refer to as intellipath.®

Intellipath serves as a powerful platform to help our students learn. It identifies and gives more time in areas where students need more help, while moving past areas they already know, thereby giving students more control of their academic progress. Students report feeling a stronger sense of confidence as they proactively address learning gaps and engage in the learning process at a deeper level. In many respects, personalized learning serves as an excellent way to facilitate and demonstrate mastery in a competency-based learning environment. Personalized learning is changing the nature of higher education by measuring real-time knowledge growth minute-by-minute and understanding of the material on a student-by-student basis.

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

Mobile Applications

Students at CTU and AIU have access to a mobile application and two-way messaging platform which were created to complement students’ mobile-centric lives. Approximately 95% of our students within these universities have opted in for the mobile application and to receive mobile notifications. Our students and staff are using the messenger due to its ease and simplicity. The student benefits of these technology innovations include the ability to connect with their university in a different way, communicate efficiently with faculty, upload required documentation, track grades and degree progress in real-time and participate in courses from the palm of their hand, all of which contribute to increased student engagement. CTU and AIU also have a faculty mobile application which provides informative dashboards, ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe make teacher-student interactions easier and more effective.

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

Seasonality and Fluctuations in Results

Our quarterly net revenues and income may fluctuate primarily as a result of the pattern of student enrollments. As a result, changes in the academic calendar may have an impact on quarterly comparability as each quarter may have non-comparable revenue-earning days because the academic calendar may align differently with each calendar year and the quarters therein. While operating costs for our institutions generally do not fluctuate significantly on a quarterly basis, we do traditionally increase our marketing investments during the first and third quarters in relation to the traditional back to school seasons.

Human Capital

As of December 31, 2021, we had approximately 4,300 employees, of which approximately 1,900 work for CTU and approximately 1,700 work for AIUS, with the remainder being corporate-level employees in areas such as marketing, information technology, financial aid, accounting, human resources, legal and compliance. Our employees include approximately 2,000 part-time adjunct faculty members and approximately 120 full-time faculty members. Other than our part-time adjunct faculty members, we have less than 60 part-time employees, some of which are student employees under the federal work study program.

At the start of the COVID-19 pandemic in March of 2020, we transitioned our workforce to a remote work environment. The transition to a remote work environment was supported by our scalable and innovative technology infrastructure which enabled us to make these changes with minimal disruptions to our business operations. As a result of the success of this transition, the Company made the decision during 2021 to allow its employees to continue in a hybrid work environment, which provides employees with the flexibility of working remotely or working from the corporate or campus locations when needed. This hybrid work environment gives employees and their managers the ability to determine what works best for their role in supporting students and business operations.

The human capital objectives that we focus on reflect the nature of our business, our regulated industry and our guiding principles and strategic priorities discussed above under the heading “Guiding Principles and Strategic Priorities.”

We focus on achieving results in a compliant and ethical manner. New employees in student-serving functions such as admissions and financial aid participate in multi-week training programs and our compliance monitoring programs and other ongoing compliance efforts in these and other areas are robust. The Compliance and Risk Committee of our Board of Directors regularly reviews the results of our compliance monitoring programs and matters reported through the Company’s internal system for reporting compliance concerns in order to monitor the effectiveness of these programs.

We use technology to support students and enhance learning. Therefore, it is imperative that our employees in student-serving functions are trained to use our technology and systems for the benefit of our students. This includes our faculty members who must be proficient in using our online learning management system, personalized learning technology and mobile applications. We also focus significant human capital resources on protecting our technology infrastructure and the personal information maintained therein regarding applicants, our students, their families and our alumni. The Compliance and Risk Committee and the full Board of Directors regularly review information security matters given their importance to the Company.

Our goal is to deploy resources in the most effective and efficient manner that we believe will lead to increased stockholder value while supporting and enhancing the academic quality of our institutions. This philosophy applies to our human capital resources as well. Significant management attention is focused on where to add human capital and other resources to grow responsibly, while at the same time monitoring human capital costs and promoting operating efficiencies. Employee turnover impacts human capital costs and operating efficiencies and as a result we have in the past seen improved operating results associated with improved tenure within student-serving functions. The Audit Committee of our Board of Directors regularly reviews information about employee turnover within the Company.

We are committed to a policy of equal employment opportunity. We value diversity and strive to create an atmosphere that supports the students and communities that we serve. Inclusivity is important in our approach to achieving a dynamic culture. We are committed to fostering an environment where differences are respected and valued and where employees feel empowered to share their experiences and ideas. The self-identified ethnicity or race of our full-time employees, including full-time faculty members, is approximately 51% White, 30% Black or African American, 11% Hispanic, Latinx or Spanish origin, 7% Asian, 0.7% American Indian or Alaskan Native and 0.3% Native Hawaiian or Other Pacific Islander, and our full-time employees are approximately 38% male and 62% female. The self-identified ethnicity or race of our part-time non-student employees, who are primarily part-time adjunct faculty members, is approximately 67% White, 23% Black or African American, 5% Hispanic, Latinx or Spanish origin, 4% Asian, 0.8% American Indian or Alaskan Native and less than 1% Native Hawaiian or Other Pacific Islander, and our part-time employees are approximately 50% male and 50% female.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and competitive, with no one provider having a significant market share. The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 5,900 postsecondary education institutions eligible for federal student aid in the United States for the academic year 2020-21, including approximately 2,300 for-profit schools; approximately 1,900 public schools which include state universities and community colleges; and approximately 1,700 private non-profit schools. According to the U.S. Department of Education (“ED” or the “Department”), over the 12-month period for academic year 2019-20, approximately 26.1 million students were enrolled in postsecondary institutions.

The domestic postsecondary degree-granting education industry was an approximately $672 billion industry for academic year 2018-19, according to a report published in 2021 by the Department. We compete in this industry primarily with other degree-granting regionally-accredited colleges and universities, both for-profit institutions like ours and public and private non-profit institutions. In particular, there is growing competition from online programs at these institutions as they increase their online offerings in response to the COVID-19 pandemic and growing prospective student interest.

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

Postsecondary institutions are also subject to significant regulations which provide for a regulatory triad by mandating specific regulatory responsibilities for the accrediting agencies recognized by the Department, the federal government through the Department, and state higher education regulatory bodies.

Extensive and increasingly complex Department regulations governing postsecondary institutions have been enacted, including regulations applicable only to for-profit institutions. These regulations, coupled with the increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education, as well as the evolving needs and objectives of students and employers, economic constraints affecting educational institutions and increased focus on affordability and value, may cause increased competition across the industry as well as contribute to continued changes in business operating strategies.

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

ACCREDITATION, STATE REGULATION AND OTHER COMPLIANCE MATTERS

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

Both CTU and AIUS are accredited by the Higher Learning Commission (“HLC”) (www.hlcommission.org), an institutional accrediting agency that is recognized by the Department. CTU’s next re-affirmation of accreditation is scheduled for 2023. CTU had a comprehensive evaluation in 2017, during which HLC found that CTU continued to meet HLC’s criteria for accreditation, while requesting that CTU complete some interim reporting prior to its next re-affirmation of accreditation review. CTU has submitted all requested interim reports. AIUS’ next re-affirmation of accreditation is scheduled for 2024. AIUS had a comprehensive evaluation in 2018, during which HLC found that AIUS continued to meet HLC’s criteria for accreditation.

Programmatic Accreditation

In addition to the institutional accreditation described above, CTU and AIUS have specialized programmatic accreditation for particular educational programs. Many states and professional associations require professional programs to be accredited at a program level, and require individuals who must sit for professional license exams to have graduated from accredited programs. Programmatic accreditation does not satisfy the Department requirements to confer Title IV Program eligibility; however, it does provide additional academic quality review by peers in a given field and may enable or assist graduates to practice, sit for licensing or certification exams (in some cases) or otherwise secure appropriate employment in their chosen field. In addition to programmatic accreditation, some states have licensing boards which regulate who in a state is licensed to practice in a given profession.

Our universities pursue programmatic accreditation if that accreditation is required by employers or licensing bodies in order for a graduate to practice the profession or if it is required in order for a graduate to sit for a licensing or certification exam in order to practice or advance in the profession. In most cases, programmatic accreditation is sought because it is desired by employers and may enhance the ability of our graduates to compete for employment in their field.

Programmatic accreditation has been granted by the following accrediting agencies for the following degree program areas offered by our institutions.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Area Accredited (2)

ABET	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Association for Advancing Quality in Education Preparation	American InterContinental University, Chandler	Education

Accreditation Council for Business Schools and Programs	American InterContinental University: Atlanta, Houston and Chandler; Colorado Technical University: Colorado Springs and Denver South	Business

Commission on Collegiate Nursing Education	Colorado Technical University, Colorado Springs	Nursing

Project Management Institute Global Accreditation Center	Colorado Technical University: Colorado Springs and Denver South	Project management and business

_____________________

(1)	Status as of February 24, 2022.
(2)	See the institutional website for a list of programs included in the approval.

State Regulation

State approval agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees or certificates to its students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or certificates or offer new programs. Moreover, under the Higher Education Act and Department regulations, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. Currently, each of our ground-based campuses is authorized by the state in which it is located. Additionally, our online institutions have separate state approval or recognition from the relevant state agency via participation in a consortia program called the State Authorization Reciprocity Agreement (“SARA”) in the states in which they enroll and/or recruit students. California is the only state which is not a part of SARA; however, CTU and AIUS hold the appropriate approval in that state.

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by state legislators) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). Forty-nine states plus the District of Columbia are SARA participants (www.nc-sara.org). CTU and AIUS are approved to participate in SARA by their home states (Colorado and Arizona, respectively).

In addition to state education regulations, there are other state agencies that oversee regulations related to student financing, payment servicing and general consumer protection. In some cases, state laws and regulations require us to register the volume of payment plans our students enter into and/or require licenses for our institutions to collect student payments for the educational services they deliver.

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

Generally, the operational aspects we agreed to as part of the agreements with the attorneys general are for a six-year period. With respect to working with a third-party administrator, the Company voluntarily agreed to extend the engagement for an additional year beyond the initial three year period to enable the administrator to continue its review of the Company’s compliance program enhancements adopted over the initial period. Further, on July 26, 2019, the Company executed a settlement agreement with the FTC to resolve an inquiry commenced by the FTC in 2015. While not admitting any wrongdoing, the Company chose to settle the FTC inquiry after almost four years of legal expenses and cooperating with the FTC’s investigation. Under the terms of the agreement with the FTC, the Company agreed to continue its compliance with the Federal Trade Commission Act and the Telemarketing and Consumer Fraud and Abuse Prevention Act, including compliance with the national do not call registry. The Company agreed to enhance its current operational and compliance processes with respect to prospective student expressions of interest, or “leads,” purchased from third party lead aggregators and generators and implement other agreed-upon compliance measures. Specifically, the agreement with the FTC requires the operation of a system to monitor third party lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. In addition, the FTC Agreement contains requirements regarding employee and lead aggregator acknowledgements of the agreement, compliance certifications and record creation and maintenance. The principal provisions of the agreement with the FTC will remain in effect for twenty years.

These agreements and an earlier agreement with the New York Attorney General have led to periodic requests for information to demonstrate continued compliance with the agreements and applicable regulations. Compiling data and other information in response to these and other requests from various state and federal agencies is costly and time consuming and any resulting claim of noncompliance may harm our reputation and business.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our agreements with multiple state attorneys general and the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses, a failure to comply may lead to additional enforcement actions and continued scrutiny may result in additional costs or new enforcement actions,” for more information about these agreements.

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

A majority of our students require assistance in financing their education. Our institutions are approved to participate in the U.S. Department of Education’s Title IV federal aid programs. Our institutions also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces and education benefits administered by the Department of Veterans Affairs (“VA”). Our institutions that participate in federal and state financial aid programs are subject to extensive and frequently changing regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

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

A student is not required to meet any specific credit scoring criteria to receive a Direct Loan, but any student with a default on a prior loan made under any Title IV Program may not be eligible. The Department has established maximum annual and aggregate borrowing limits for Direct Loans.

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

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2021-22 maximum annual Pell Grant is $6,495, excluding any additional amount awarded pursuant to a year-round Pell Grant. Beginning with the 2017-18 award year, eligible students may receive year-round Pell Grant funds. A year-round Pell Grant program allows students to receive up to 150% of the student’s regular award, allowing students to maintain their enrollment status and receive Pell Grant funds for up to two additional academic terms during an award year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

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

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2021 is $26,042. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The DoD updated the MOU in 2014 and 2019, in each case with enhanced requirements for institutions. The MOU requires that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. It contains requirements regarding the disclosures of costs and amounts covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. The MOU also incorporates the development and implementation of the “VA Shopping Sheet,” a standardized cost form with federal aid information which has evolved into what is now referred to by ED as the “College Financing Plan”. The MOU conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Both CTU and AIUS have signed each of the DoD’s standard MOUs, including the most recent in August 2019 which is effective through 2024.

Institutional Payment Plans

Some of our students will enter into institutional payment plans with our institutions to pay a portion, or occasionally all, of their institutional charges directly to the school. This may occur for students who have a gap between Title IV financial aid funding and other third party aid available to them and the institutional charges or for students who are enrolled in programs or courses for which Title IV or other financial aid is not offered. We offer these payment plans over the in-school period, and up to 12 months beyond graduation. The payment plans do not charge interest.

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

In May 2019, both CTU and AIUS (then known as AIU) received renewals of their program participation agreements through March 31, 2021. CTU was removed from provisional certification, while AIUS remains on provisional certification due to open regulatory review processes with the Department at the time of the renewal. Following the Trident acquisition and AIU’s implementation of a university system model, institutional accreditation and approval by the Department continues at the system level.

CTU and AIUS each submitted its application for recertification to continue participation in Title IV Programs on December 21, 2020 and await completion of the Department’s review.

In connection with its administration of Title IV Programs, the Department has broad powers to request information and review records of a participating institution. The Company is in the process of responding to an extensive request for information received from the Department in December 2021 relating to CTU and AIUS. Significant resources are required to respond to this request and the Department’s review of the information provided could lead to additional requests for information or claims of noncompliance with the extensive regulatory requirements relating to the administration of Title IV Programs.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Compliance with the extensive regulatory requirements applicable to our business can be costly and time consuming, and failure to comply could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our institutions” and “– If the Department denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

Scrutiny of the For-Profit Postsecondary Education Sector

In recent years, Congress, the Department, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Department, DoD and the VA and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. In addition, targeted loan relief to student borrowers is a stated priority for the Department, and consumer advocacy groups and others are focusing their lobbying and other efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students.

The current Presidential and Department administrations, as well as Congress, are pursuing significant legislative, regulatory and administrative actions that will affect our business. For example, as discussed below, new legislation changing the 90-10 Rule passed in 2021, and numerous existing or former regulations are being modified or reproposed for future adoption by the Department. Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate.”

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

Historically, Congress reauthorized the Higher Education Act every five to six years. However, the last full reauthorization took place in 2008 and Congress has subsequently taken several actions that effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. Congress could work to reauthorize the Higher Education Act in its entirety, pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs, or continue to extend existing Title IV Programs for more limited terms while continuing debate on broader policy objectives. Additionally, legislative changes impacting Title IV Programs is included in broader legislation from time to time. For example, certain legislation has been passed that is focused on simplifying both access to and repayment of Title IV funds, which should be of benefit to students. Additionally, on March 11, 2021, President Biden signed a multi-faceted legislative package that includes new economic stimulus measures broadly targeting various aspects of the U.S. economy. Congress included in this legislation a modification to the “90-10 Rule” applicable to for-profit institutions that alters the measurement under the rule from the percentage of Title IV Program tuition revenue an institution receives to the percentage of “federal educational assistance” an institution receives. While the required ratio to maintain Title IV Program eligibility will remain at below 90%, specific details on the modified rule and what constitutes “federal educational assistance” are expected to be determined pursuant to negotiated rulemaking (see “Negotiated Rulemaking 2022: Institutional and Programmatic Eligibility” below). The legislation specifies that the earliest the modified rule may apply is for institutional fiscal years beginning on or after January 1, 2023, and effectiveness for 2023 generally requires that final regulations be published prior to November 1, 2022. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for information about the 90-10 Rule and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if the percentage of their revenues derived from those programs is too high,” for information regarding risks relating to the 90-10 Rule and this pending rulemaking.

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

Two additional regulatory initiatives by the Department of significance have occurred in recent years. First is the adoption of new “borrower defense to repayment” regulations in 2019. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for a description of these regulations. Further changes to the borrower defense to repayment regulations are being considered (see “Negotiated Rulemaking 2021: Affordability and Student Loans” below).

Second, the Department’s rulemaking efforts in 2019 resulted in the rescission of previously adopted “gainful employment” regulations. Perdoceo’s institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” During 2013, the Department established negotiated rulemaking committees, one specifically designed to limit Title IV availability for programs at for-profit institutions by defining gainful employment in a recognized occupation. On October 30, 2014, the Department published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. Prior to this rulemaking, the term gainful employment had been used in the Higher Education Act for forty years, and had not been further defined by Congress or the Department. Through negotiated rulemaking sessions, the Department considered different options for adopting a uniform set of requirements that could be applicable to all schools and not specifically targeted at for-profit institutions. After a public comment period on its proposal, the Department published a final regulation on July 1, 2019 to rescind the 2015 gainful employment regulation effective on July 1, 2020. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, the Department continued to update the college scorecards it developed, which apply to all Title IV eligible institutions, with relevant information for prospective students. While the eligibility tests and disclosures associated with the 2015 gainful employment regulation are no longer required, the term “gainful employment” continues to exist in the Higher Education Act and CTU’s and AIUS’ Title IV eligible programs will continue to need to be career focused educational programs. The Department has begun the process of re-adopting a new version of this regulation as part of its 2022 negotiated rulemaking covering institutional and programmatic eligibility (see “Negotiated Rulemaking 2022: Institutional and Programmatic Eligibility” below). Initial discussions as part of the negotiated rulemakings have considered adoption of program eligibility rules that, like the 2015 gainful employment regulation, would measure student debt at a program level against a measure of earnings. However, these discussions have also included various potential adjustments that may cause programs that passed the eligibility test under the 2015 gainful employment regulation to lose Title IV Program eligibility under the new regulation. We are closely monitoring the negotiated rulemaking process but are unable to determine the potential impact of any final regulations on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult,” for information about the potential impact of new regulations on our business.

Negotiated Rulemaking 2021: Affordability and Student Loans

In December 2021, the Department concluded negotiated rulemaking on a number of topics related to affordability and student loans. Pursuant to the negotiated rulemaking process, the Department, through a series of three, weeklong meetings in each of October, November and December, worked to develop a notice of proposed rulemaking with representatives of the parties who would be affected significantly by the regulations. If a rulemaking committee is able to reach a consensus on its area, then the agreed upon proposal is submitted for public comment as the proposed regulation, and the final regulation typically aligns closely with the agreed upon proposal. During this rulemaking process, the Department sought the committee’s consensus on an issue-by-issue basis, rather than for all the topics included for the committee’s consideration as a whole. The collection of topics discussed during these negotiations generally relate to different Title IV regulations that impact a student’s ability to reduce or avoid repaying their student loans. During the process, the Department expressed a goal of making it easier for students to have their loans discharged or forgiven and providing more favorable loan repayment terms. The Department also intends to make it easier to seek recovery of discharged loan funds from institutions through modifications to existing adjudication processes and standards of proof. These goals were shared by many of the committee participants.

Negotiators reached consensus on four of 12 topics that were open for discussion:

•	Discharges for borrowers with a total and permanent disability;
•	Eliminating certain interest capitalization events that increase loan costs for students;
•	Discharges for when a school falsely certifies a student was eligible for Title IV Program financial aid; and
•	Pell Grant eligibility for prison education programs.

Negotiators failed to come to agreement on the remaining topics:

•	Closed school discharge;
•	Expanding and simplifying public service loan forgiveness;
•	Modifying the borrower defense to repayment processes for students;
•	Modifying the process of recovering funds from schools for loans discharged pursuant to the borrower defense to repayment process;
•	Restricting schools from adopting pre-dispute arbitration requirements and waivers of class action lawsuits; and
•	Changes to the income driven loan repayment policies.

With negotiations completed, the next step in the rulemaking process is for the Department to draft and publish proposed regulations on these topics for public comment. On the four areas where negotiators reached consensus, the Department is obligated to use the consensus language in the regulatory text it publishes for comment. On the areas where consensus was not reached, the Department is free to draft language as it sees fit. The proposed rules may reduce the obligations on students applying for loan discharge and increase the burdens on institutions that provide documentation regarding student claims. After the public notice and comment period, if final regulations are published prior to November 1, 2022, the regulations would generally become effective July 1, 2023. We are closely monitoring the negotiated rulemaking process but are unable to determine the potential impact of any final regulations on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult,” for information about the potential impact of new regulations on our business.

Negotiated Rulemaking 2022: Institutional and Programmatic Eligibility

On October 4, 2021, the Department announced its intent to establish another negotiated rulemaking committee to develop proposed regulations related to institutional and programmatic eligibility. Negotiating sessions of the institutional and programmatic eligibility negotiated rulemaking committee were held in January and February 2022, with a third session scheduled in March 2022. As part of the negotiating sessions, the Department provided issue papers that revealed its intent to impose a number of additional obligations for schools and programs to remain eligible for Title IV funds. The following topics are included as part of this negotiated rulemaking process:

•	Adopting new regulations to calculate the ratio of a for-profit school’s revenue that is federal education assistance referred to as “90-10”;

•	Adopting a program eligibility rule tied to the term “gainful employment”;
•	Establishing Title IV eligibility through an alternative process known as "ability to benefit”;
•	Imposing new requirements on owners and operators that sign agreements with the Department to participate in Title IV Programs;
•	Placing additional requirements and limits on changes of ownership or control;
•	Adopting new events that can lead to the posting of letters of credit or other commitments as part of the Department’s financial responsibility standards; and
•	The Department is proposing to add a number of requirements as obligations schools must satisfy in order to be considered administratively capable.

In each of the topics currently being negotiated, the Department is proposing rules that impose additional burdens on schools, and often the proposals being discussed apply to schools unevenly. For example, the “90-10” Rule is an additional annual eligibility test requirement that applies exclusively to for-profit sector schools, but only one negotiator represents the for-profit sector. The gainful employment rule is designed to primarily impose additional requirements on for-profit sector programs and many of the proposed modifications to other long standing existing rules contain new requirements that relate exclusively to for-profit sector schools and their ownership structures. In the case of the “90-10” Rule, the Department provided limited information on how it intends to define “federal educational assistance” and instead proposed a number of changes designed to reduce the amount of favorable tuition revenue a school could include to pass. In the case of gainful employment, the Department is proposing a number of modifications that make the test more difficult to pass and eliminate opportunities for programs to make improvements.

The previously adopted and rescinded gainful employment regulation is discussed above in this “Legislative Action and Recent Department Regulatory Initiatives” section, and please see the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for an overview of the current rules relating to “90-10,” change of ownership or control, financial responsibility and administrative capability.

Following the completion of the negotiation sessions, the Department intends to publish its proposed regulations for public comment. Publication of final regulations in the Federal Register must occur on or before November 1 for the regulations to be effective for the next federal student financial aid award year, which begins July 1 of the following year. Negotiated rulemaking committees convened in recent years generally have not reached consensus, resulting in the Department having significant latitude in formulating regulations. We are closely monitoring the negotiated rulemaking process but are unable to determine the potential impact of any final regulations on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult,” for information about the potential impact of new regulations on our business.

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

We have implemented various measures intended to reduce the percentage of our institution’s cash basis revenue attributable to Title IV Program funds, including emphasizing employer-paid and other direct-pay education programs such as our corporate partnerships, diversifying our educational offerings to increase the portion of our students who do not rely on Title IV Programs, recruitment of international students, the use of externally funded scholarships and grants and counseling students to carefully evaluate the amount of necessary Title IV Program borrowing.

Our preliminary calculation of the 90-10 rates for our institutions for the year ended December 31, 2021 is approximately 84% for CTU and approximately 86% for AIUS, which are in compliance with the 90-10 Rule. However, as discussed above in “Legislative Action and Recent Department Regulatory Initiatives,” the 90-10 Rule is currently subject to revision as part of a negotiated rulemaking process and we expect the calculation under the existing rule to be replaced with a new calculation that alters the measurement under the rule from the percentage of Title IV Program tuition revenue an institution receives to the percentage of “federal educational assistance” an institution receives, with what constitutes “federal educational assistance” to be defined in regulations to be adopted following the negotiated rulemaking process. We expect “federal educational assistance” under the revised rule to be defined more broadly than Title IV Program tuition revenue an institution receives as under the existing rule, making compliance with the revised rule more difficult. For example, government education assistance for military or veteran personnel is likely to be considered “federal educational assistance” under the revised rule.

The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our student enrollment mix, and regulatory and other factors outside of our control, including any changes in government education assistance for military or veteran personnel, and changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, changes in, or new interpretations of, the technical aspects of the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule.

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

In September 2021, the Department released the official three-year cohort default rates for the 2018 cohort. Both of our institutions had cohort default rates under the 30% threshold for the 2018 cohort. We increased our student communication, counseling and other efforts in this area beginning in late 2016 and have begun to see improvements in the cohort default rate beginning with the 2016 cohort. A listing of the official 2018, 2017 and 2016 three-year cohort default rates for our institutions is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2018 (2)	2017 (2)	2016
American InterContinental University (1)
Chandler, AZ (Online) (Atlanta, GA and Houston, TX)	15.8%	17.0%	19.2%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	15.5%	16.0%	18.8%

______________________

(1)	Cohort default rates for American InterContinental University do not include results associated with Trident University.
(2)	Rates were modified based on corrections made as part of official appeal processes.

As part of the CARES Act, which was signed into law on March 27, 2020, federal student loan payments and interest were suspended for a period of time, which the Department has periodically extended currently through May 1, 2022. During this period, student loan borrowers have their loans placed in forbearance, and as such, are no longer required to make payments on their federal student loans. Consequently, no further defaults can occur during this period. Based on this forbearance, and more specifically the timing of it, we expect a favorable impact to the 2019-2020 cohort default rates, with the expectation that these rates will be lower as compared to 2018, which were also favorably impacted by the forbearance to a lesser extent. After the forbearance ends, all students will need to resume their next normally scheduled payment. It is unclear how many students will commence their regularly scheduled payments when the forbearance expires, and whether the loan servicers will be able to handle the volume of borrowers resuming repayment obligations all at the same time. As a result, whether this forbearance has any negative impact on future cohorts is unclear.

Borrower Defense to Repayment

On October 28, 2016, the Department adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” regulations. The Department initially delayed the effective date of these regulations; however, after a successful legal challenge against the delay, the Department published guidance to institutions on March 15, 2019 regarding how to implement the 2016 regulations while noting that a new set of regulations was forthcoming. On September 23, 2019, the Department published new final “borrower defense to repayment” regulations that became effective on July 1, 2020. The new 2019 final borrower defense to repayment regulations are summarized below and will result in a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020. Further changes to the borrower defense to repayment regulations are being considered. See Legislative Action and Recent Department Regulatory Initiatives - Negotiated Rulemaking 2021: Affordability and Student Loans” for more information.

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

Pending Borrower Defense to Repayment Applications

In May 2021, the Department notified the Company that the Department has several thousand borrower defense applications that make claims regarding the Company’s institutions, including institutions that have ceased operations. As part of the initial fact-finding process, the Department will send individual student claims to the Company and allow the institutions the opportunity to submit responses to the borrower defense applications. A large majority of the claims received involve institutions or campuses that have ceased operations and, in some cases, involve students who attended over 25 years ago. We have submitted initial responses to the claims received which indicate that we believe the applications fail to establish a valid borrower defense and the Department should therefore deny them. We continue to respond to substantial requests for information going back as far as 25 years with respect to these claims. The outcome of the Department’s evaluation of each of these applications is uncertain.

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

The Department applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. The Department also may apply the tests to the parent company of our institutions, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2020 was 3.0, and our preliminary calculation for the year ended December 31, 2021 is also 3.0, which is the highest possible score and considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy The Department’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with the Department refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2021, we have posted no letters of credit in favor of the Department due to non-compliance with the Department refund requirements.

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

Risks Related to the Highly Regulated Field in Which We Operate

Compliance with the extensive regulatory requirements applicable to our business can be costly and time consuming, and failure to comply could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our institutions.

As a provider of postsecondary education and a participant in federal and state programs providing financial assistance to students, we are subject to extensive laws and regulation at both the federal and state levels and by accrediting agencies. These requirements cover virtually all aspects of our business.

In particular, the Higher Education Act authorizes Title IV Programs and subjects participants to extensive regulation by the Department, state education agencies and accrediting agencies. Our institutions’ participation in education assistance programs administered by the Departments of Defense and Veterans Affairs also subject us to oversight by those agencies. In addition, other federal agencies such as the Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”) and various state agencies and state attorneys general enforce a broad range of consumer protection and other laws applicable to activities of postsecondary educational institutions, such as recruiting, marketing, the protection of personal information, student financing and payment servicing.

Because of these regulatory requirements, we are subject to compliance reviews and audits as well as claims of noncompliance and lawsuits by government agencies, regulatory agencies, students, employees and other third parties. These matters often require the expenditure of substantial time and resources to address and may damage our reputation, even if such actions are eventually determined to be without merit. For example, the Department has broad powers to request information and review records of an institution participating in Title IV Programs. These requests do not necessarily relate to any specific allegations of wrong-doing or even assert any compliance failures of any kind. We received such a request in December 2021. In addition to responding to compliance reviews and audits and other informational requests, we have had significant matters pending against us in the past which have resulted in the payment of significant amounts to settle the matters and our agreement to ongoing compliance and operational matters. In this regard, see Item I, “Business – Accreditation, State Regulation and Other Compliance Matters – Other Compliance Matters,” for discussion of agreements undertaken in connection with several matters resolved in recent years.

Compliance with reviews and audits and applicable laws, regulations, standards or policies may impose significant burdens and a failure to comply could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of authorization to operate our institutions.

The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult.

The regulations, standards and policies of our regulators change frequently and are subject to interpretation, and interpretations may change over time. In particular, the Department has promulgated a substantial number of new regulations in recent years that impact our business, including but not limited to multiple versions of the “borrower defense to repayment” regulations discussed in a separate risk factor below.

The U.S. Congress must periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for more information about the reauthorization of the Higher Education Act. In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Scrutiny of the For-Profit Postsecondary Education Sector,” for more information about the focus on our industry. This scrutiny and the results of the 2020 Presidential and Congressional elections could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act. The current Department administration is pursuing significant rule-making initiatives that are likely to negatively impact our business. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for an overview of regulatory initiatives by the Department.

As they have in the past, future regulatory changes may have significant impacts on our business, potentially requiring a large number of operational changes, changes to and elimination of certain educational programs or other fundamental changes to our business. These actions may reduce our student enrollments and profitability or limit our ability to maintain or grow our business. Future regulatory changes may also make compliance with regulatory requirements more difficult.

We are dependent on the renewal and maintenance of Title IV Programs.

A substantial majority of our students rely on Title IV Programs to assist in financing their education, and we derive a substantial majority of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2021, approximately 78% of all our students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts of approximately $550 million. As a result, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our students to participate, or that places significant additional burdens on or eliminates our ability to participate, would materially reduce the number of students who enroll at our institutions, our revenue and our profitability, and we would be unable to continue our business as it currently is conducted.

If our institutions become ineligible to participate in educational assistance programs benefitting military or veteran personnel, it could have a material negative impact on student enrollments and could have other adverse consequences.

Some students at our institutions receive education-related benefits pursuant to programs for military or veteran personnel. If any decision is made that reduces our institutions’ eligibility to participate in educational assistance programs benefitting military or veteran personnel, and if appeals to that decision are not successful, we could experience a material decline in student enrollments and revenue. In addition, a reduction in our students’ receipt of education assistance for military or veteran personnel would make it more difficult for our institutions to comply with the 90-10 Rule (discussed in the next risk factor).

Our institutions could lose their eligibility to participate in federal student financial aid programs or have other limitations placed upon them if the percentage of their revenues derived from those programs is too high.

Any of our institutions may lose eligibility to participate in Title IV Programs if, on modified cash basis accounting, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under this 90-10 Rule, an institution that derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students. In addition, if the institution violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the Department would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

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

The ability of our institutions to comply with the 90-10 Rule will depend on the composition of our future student population and their personal circumstances and on regulatory and other factors outside of our control, including any reduction in government education assistance for military and veteran personnel, or changes in the treatment of such funding for purposes of the 90-10 rate calculation. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by the Department or other government bodies.

Currently, government education assistance for military and veteran personnel, is not treated as revenue from Title IV sources and therefore is included in the “10%” portion of the calculation. In March 2021, legislation was enacted which included a modification to the 90-10 Rule that alters the measurement under the rule from the percentage of Title IV Program tuition revenue an institution receives to the percentage of “federal educational assistance” an institution receives. While the required ratio to maintain Title IV Program eligibility will remain at below 90%, specific details on the modified rule and what constitutes “federal educational assistance” are being determined pursuant to a negotiated rulemaking process. The Department is proposing to revise the 90-10 Rule to consider government education assistance for military and veteran personnel in the same manner as Title IV funds as part of the negotiated rulemaking process. This and other proposed changes to the 90-10 Rule would make it more difficult to comply with the rule and we may be required to alter the manner in which we conduct our business in order to preserve our students’ ability to benefit from financial assistance for their education pursuant to Title IV Programs. Any necessary business changes could materially impact our revenue, operating costs and opportunities for growth. Furthermore, these business changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

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

If any of our institutions lose eligibility to participate in Title IV Programs due to violation of the current or modified 90-10 Rule, the institution would experience a dramatic decline in revenue and would be unable to continue its business as it currently is conducted. Efforts to reduce the 90-10 Rule percentage for our institutions have and may in the future involve taking measures that reduce our revenue, increase our operating expenses or involve interpretations of the 90-10 Rule or other Title IV regulations that are without clear precedent (or all of the foregoing, in each case perhaps significantly).

“Borrower defense to repayment” regulations, including closed school discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth.

On October 28, 2016, the Department adopted regulations that cover multiple issues including the processes and standards for the discharge of student loans, which are commonly referred to as “borrower defense to repayment” regulations. Included in the 2016 regulations were expansions of the Department’s authority to process group discharge claims and authority to seek recoupment from institutions. On September 23, 2019, the Department published new final “borrower defense to repayment” regulations that became effective on July 1, 2020. The processes and standards that apply are determined by the date a student loan is disbursed, and student loans disbursed before July 1, 2017 will follow the Department’s original discharge standards and processes that specify that a borrower may assert a defense to repayment based on an act or omission by the school that would give rise to a cause of action under state law. Further changes to the borrower defense to repayment regulations are being considered and the Department has expressed a goal of making it easier for students to have their loans discharged and an intention to make it easier to seek recovery of discharged loan funds from institutions.

In May 2021, the Department notified us of several thousand borrower defense applications that make claims regarding our institutions, including institutions that have ceased operations. Despite our belief expressed in initial responses submitted to the Department that the applications fail to establish a valid borrower defense and the Department should therefore deny them, the Department may grant the applications and assert repayment claims against us regardless of the date the student loan was disbursed and the corresponding discharge standards and processes. Our defenses to the asserted repayment liability may not succeed. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment,” for more information about the borrower defense to repayment regulations and our responses to these applications.

In addition to discharge of student loans based on an act or omission by a school, Department regulations provide that upon the closure of an institution participating in the Title IV Programs, including any location thereof, certain students who had attended such an institution or location may be eligible to obtain a “closed school discharge” of their federal student loans related to attendance at that institution or location, if they do not complete their educational programs at another location or online, or through transfer or teach-out with other postsecondary institutions. In order to obtain a closed school discharge, a student generally must have been enrolled or on an approved leave of absence when the institution or location closed. The Department’s regulations historically also provide that students who withdraw from an institution or location within 120 days prior to the closure may receive a closed school discharge; this time period was expanded to 180 days under the 2019 borrower defense to repayment regulations. Additionally, under the 2016 regulations, the Department may grant automatic closed school discharges to students who do not re-enroll in another Title IV-participating institution within three years after becoming unable to complete their educational program due to a closure of their institution or institutional location. Recently, the Department has asserted loan discharge claims against us relating to closed campuses in our former All Other Campuses reporting segment for select students that withdrew or were dismissed from school just prior to a campus closure, despite the availability of a teach-out and opportunity to complete. In addition, pursuant to our acquisition of substantially all of the assets of Trident University, Trident University’s operations were brought within the scope of AIUS’ state licensure, accreditation and Department approval, with Trident University relinquishing its accreditor and Department approvals. As a result, we may incur closed school discharge liabilities if Trident University students do not complete their educational program after the closing of the transaction.

The Department’s interpretation and enforcement of the different versions of the borrower defense to repayment regulations and the related processes and standards is uncertain, and the change in Department administration and policy objectives under the current Presidential administration is likely to lead to additional rule modifications regarding borrower defense to repayment and changes in the loan discharge process applicable to outstanding claims.  For example, on February 16, 2022, the Department announced that nearly 16,000 borrowers will receive $415 million in borrower defense to repayment discharges following the approval of four new findings and the continued review of claims. This includes approximately 1,800 former DeVry University students who will receive approximately $71.7 million in full borrower defense discharges, with the Department anticipating an increase in these amounts.  DeVry University is a for-profit postsecondary institution, and the Department noted in its announcement that these are the first approved borrower defense claims associated with a currently operating institution and that it will seek to recoup the cost of the discharges from DeVry University. If the Department determines that a significant number of borrowers who attended our current, former or acquired institutions have a defense to repayment of their student loans, we could be subject to significant repayment liability to the Department, which may limit our ability to make investments in our business and negatively impact our future growth.

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

We cannot predict the impact various defense to repayment regulations will have on student enrollments, the volume of claims for loan discharge (including closed school discharge), the amount of claims for loan discharge the Department approves, the amount of discharged loans the Department asserts we have repayment liability for, or our future financial responsibility as determined by the Department, all of which could be materially adverse to our business.

A failure to demonstrate "financial responsibility" or "administrative capability" would have negative impacts on our operations.

All higher education institutions participating in Title IV Programs must, among other things, satisfy financial and administrative standards. Failure to meet these standards may subject an institution to (1) additional monitoring and reporting procedures, the costs of which may be significant, (2) alterations in the timing and process for receipt of cash pursuant to Title IV Programs, (3) a requirement to submit an irrevocable letter of credit to the Department in an amount equal to 10-100% of the Title IV Program funds received during its most recently completed fiscal year, which we not have the capacity to provide, or (4) provisional certification for up to three years, in each case depending on the level of compliance with the standards and the Department’s discretion. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations,” for more information.

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

Our agreements with multiple state attorneys general and the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses, a failure to comply may lead to additional enforcement actions and continued scrutiny may result in additional costs or new enforcement actions.

As discussed above, states and other regulatory bodies have increased their focus on the for-profit postsecondary education sector. This includes increased activity by state attorneys general and the FTC in their review of the sector. In recent years, we entered into various agreements with state attorneys general and the FTC to bring closure to inquiries by them. See Item 1, “Business – Accreditation, State Regulation and Other Compliance Matters – Other Compliance Matters” for information about these agreements. These agreements could ultimately have negative impacts on our business, any one of which could be material. For example, pursuant to the 2019 agreements with the attorneys general we agreed to work with a third-party administrator that will report annually for three years on our compliance with various obligations under these agreements. Any negative findings by the third-party administrator may result in negative consequences to us, such as an extension of the time period during which we must work with the third-party administrator or an action by one or more attorneys general seeking enforcement of the agreements. Further, our provision of materials and information in accordance with the terms of the agreements that do not align with those provided by other institutions could negatively impact student decisions to enroll or remain enrolled at our institutions. Pursuant to the agreement with the FTC, we agreed to various operating provisions including the operation of a system to monitor lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. The compliance costs related to these agreements may be greater than anticipated and may have a negative impact on our ability to compete effectively and maintain and grow student enrollments at our institutions, and a failure to comply may lead to additional enforcement actions by the state attorneys general and the FTC. In addition, we continue to receive requests from state and other regulatory bodies to provide ongoing proof that we are complying with applicable law and regulations and meeting our contractual obligations pursuant to these agreements. Compliance with these requests results in significant additional costs and a failure to respond, whether required or not, could result in additional enforcement actions.

If the Department denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted.

Under the provisions of the Higher Education Act, an institution must apply to the Department for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Generally, the recertification process includes a review by the Department of an institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. AIUS is currently operating on a provisional program participation agreement due to open regulatory review processes with the Department at the time of the renewal. During the period of provisional certification, an institution must obtain prior Department approval to add an educational program, open a new location or make any other significant change, which could negatively impact our ability to take these actions.

If the Department finds that any of our institutions do not fully satisfy all required eligibility and certification standards, the Department could limit, suspend or terminate the institution’s participation in Title IV Programs. Continued Title IV program eligibility is critical to the operation of our business. If either of our institutions becomes ineligible to participate in Title IV Programs, or have that participation significantly conditioned, it could not conduct its business as currently conducted and we would experience a dramatic decline in revenue.

Our institutions would lose their ability to participate in Title IV Programs if they fail to maintain their institutional accreditation, and our student enrollments could decline if certain of our programs fail to obtain or maintain programmatic accreditation.

An institution must be accredited by an accrediting agency recognized by the Department in order to participate in Title IV Programs. See Item 1, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Institutional Accreditation.” The failure to comply with accreditation standards will subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution's application for a new grant of accreditation or an action to suspend an institution's accreditation or a program's approval. Future inquiries or actions by state or federal agencies could impact our accreditation status. If our institutions or programs are subject to accreditation actions or are placed on probationary accreditation status, we may experience adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected institution and its students. In addition, if an accrediting body of our institutions loses recognition by the Department, that institution could lose its ability to participate in Title IV Programs.

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

Affordability concerns and negative perception of the value of a college degree increase reluctance to take on debt and make it more challenging for us to attract and retain students. We may experience decreasing enrollments in our institutions due to changing demographic trends in family size, overall declines in enrollment in postsecondary institutions, job growth in fields unrelated to our core disciplines or other societal factors. Further, we continue to make investments in and changes to our business which are designed to improve student experiences, retention and academic outcomes and support the long-term sustainable and responsible growth of our institutions. These initiative may not be successful or the success of these initiatives may reduce over time.

We believe the prolonged COVID-19 pandemic has impacted overall student engagement and we expect total student enrollments to be impacted in the short-term. Some students have paused their academic programs or deferred their decision to begin classes. The duration of this change in student behavior and any long-term impact on total student enrollments is uncertain.

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

Our financial performance depends on our ability to develop awareness among, and enroll and retain, students in our institutions and programs in a cost-effective manner.

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

Our success and ability to grow depends on the ability to hire, train and retain significant numbers of talented people. We face competition from companies in postsecondary education and other industries in attracting, hiring and retaining personnel who possess the combination of skills and experiences that we seek to implement our business strategy. In particular, our performance is dependent upon the availability and retention of qualified personnel for our student support operations. The negative publicity surrounding our industry sometimes makes it difficult and more expensive to attract, hire and retain qualified and experienced personnel, and the Department’s regulations related to incentive compensation affect our ability to compensate admissions and financial aid personnel. Our ability to effectively train our student support personnel and the length of time it takes them to become productive also impacts our results of operations. In addition, as a result of the overall tightening of the labor market and the competitive world for quality employees that has emerged during the pandemic, we have had increasing difficulty in filling our open positions. This may result in additional costs in the future as we are required to provide increased compensation in order to attract and retain qualified employees.

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

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. Some factors that management considers when determining if a triggering event has occurred include reviewing the significant inputs to the fair value calculation and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, industry and market conditions as well as the most recent quantitative fair value analysis for each reporting unit and the amount of the difference between the estimated fair value and the carrying value. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we will be required to record an impairment charge in the consolidated statements of income. Our estimates of fair value are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses, including projections of newly acquired businesses. However, should we encounter unexpected economic conditions or operational results, have unforeseen complications with integration of newly acquired businesses or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill which could materially adversely affect our results of operations.

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

In some instances, our faculty members or our students may post various articles or other third-party content on class discussion boards or download third-party content to personal computers. We may incur claims or liability for the unauthorized duplication or distribution of this material. Any such claims could subject us to costly litigation and could impose a strain on our financial resources and management personnel regardless of whether the claims have merit.

Risks Related to Our Business Technology Infrastructure

The personal information that we collect may be vulnerable to breach, theft or loss which could adversely affect our reputation and operations.

In the ordinary course of our business, we maintain on our network systems, and on the networks of our third-party providers, certain information that is confidential, proprietary, personal (such as student information), or otherwise sensitive in nature, including financial information and confidential business information. Our computer networks and those of our vendors that manage confidential information for us or provide services to our students or us can be accessed globally through the internet and are vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, installation of ransomware and malware and computer viruses, during regular use and in connection with hardware and software upgrades and changes. These attacks have become more prevalent and sophisticated. Unauthorized access, misuse, theft or hacks can evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. A user who circumvents security measures could misappropriate confidential or proprietary information or personal information about our students or employees or could cause interruptions or malfunctions in operations or commit fraud. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware, ransomware, viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions.

In addition to being subject to privacy and information security laws and regulations in the U.S., because our services can be accessed globally via the Internet, we may also be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. Any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and require changes in our operating procedures or systems. An example of this is the California Consumer Privacy Act which became effective January 1, 2020.

A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy, could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

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

As discussed above, our computer networks and those of our vendors are also vulnerable to unauthorized access, installation of ransomware or malware, computer hackers, computer viruses, denial of service attacks and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Due to the sensitive nature of the information contained on our networks, hackers may target our networks. We expend significant resources to protect against the threat of these security breaches and may incur significant expenditures to alleviate problems caused by these breaches. We cannot ensure that our efforts will protect our computer networks against security breaches despite our regular monitoring of our technology infrastructure security.

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

We transitioned almost all of our employees to remote work, as have a number of our third-party service vendors, in response to the COVID-19 pandemic. This transition to a remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and systems, and increased risk of phishing and other cybersecurity attacks, unauthorized dissemination of confidential information and social engineering attempts that seek to exploit the COVID-19 pandemic. If a natural disaster, power outage, connectivity issue or other event occurs that impacts the ability of employees to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a period of time, which could be substantial. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work.

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

Our ground-based campuses and their respective facilities include AIU Atlanta (Atlanta, GA), AIU Houston (Houston, TX), CTU Colorado Springs (Colorado Springs, CO) and CTU Denver South (Aurora, CO). These campuses generally consist of teaching facilities, including classrooms and laboratories, and administrative offices. Additionally, we have administrative facilities located in the areas of Chicago, Illinois; Phoenix, Arizona and Cypress, California, which are used for our universities and corporate functions.

At the start of the COVID-19 pandemic in March of 2020, we transitioned our workforce to a remote work environment. The transition to a remote work environment was supported by our scalable and innovative technology infrastructure which enabled us to make these changes with minimal disruptions to our business operations. With the success of this transition, the Company made the decision during 2021 to allow its employees to continue in a hybrid work environment, which allows employees with the flexibility of working remote or working from the corporate or campus locations when needed, and as a result, allows the Company to continue to look for ways to optimize our leased space.

All of our campus and administrative facilities are leased except one in Houston, Texas. As of December 31, 2021 we leased approximately 0.8 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year through 2032. The facility in Houston, Texas, is used by AIU and is less than 0.1 million square feet of real property.

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

The closing price of our common stock as reported on the Nasdaq on February 18, 2022 was $10.21 per share. As of February 21, 2022, there were approximately 113 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 505000, Louisville, KY 40233-5000 or at their website www.computershare.com/investor.

Our Company has never paid cash dividends on our common stock and we have no current plan to do so. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. In addition, our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement. As of December 31, 2021, we are in compliance with the covenants of our credit agreement.

During 2021, we repurchased 2.3 million shares of our common stock for approximately $25.3 million at an average price of $10.94 per share under the Company’s current stock repurchase program. The timing of purchases and the number of shares repurchased under the program are determined by the Company’s management and depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. The program’s original expiration date was December 31, 2021. On October 19, 2021, the Board of Directors of the Company extended the expiration date of the program to February 28, 2022. As of December 31, 2021, approximately $2.9 million was available under the stock repurchase program.

On January 27, 2022 the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commences March 1, 2022 and expires September 30, 2023.  The other terms of the new stock repurchase program are consistent with the Company’s current stock repurchase program described above which expires February 28, 2022.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2020				$28,231,593
January 1, 2021 - January 31, 2021	-	$-	-	28,231,593
February 1, 2021 - February 28, 2021	-	-	-	28,231,593
March 1, 2021 - March 31, 2021	159,989	12.70	-	28,231,593
April 1, 2021 - April 30, 2021	-	-	-	28,231,593
May 1, 2021 - May 31, 2021	273,578	12.06	273,578	24,927,010
June 1, 2021 - June 30, 2021	166,625	12.45	166,474	22,850,626
July 1, 2021 - July 31, 2021	-	-	-	22,850,626
August 1, 2021 - August 31, 2021	-	-	-	22,850,626
September 1, 2021 - September 30, 2021	-	-	-	22,850,626
October 1, 2021 - October 31, 2021	-	-	-	22,850,626
November 1, 2021 - November 30, 2021	863,113	10.37	863,113	13,878,697
December 1, 2021 - December 31, 2021	1,309,925	11.03	1,009,435	2,889,583
Total	2,773,230		2,312,600

(1)

Includes 460,630 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.

(2)

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million with an expiration date of December 31, 2021. On October 19, 2021, the Board of Directors of the Company extended the expiration date of the program to February 28, 2022. On January 27, 2022 the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commences March 1, 2022 and expires September 30, 2023.  Amounts relating to the new stock repurchase program are not included in this chart because the program was approved after December 31, 2021.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2021, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for Perdoceo, the Standard & Poor’s 500 Index and an index of peer companies selected by Perdoceo. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education: Adtalem Global Education Inc., American Public Education, Inc., Zovio, Inc., Grand Canyon Education, Inc., and Strategic Education, Inc. The performance graph begins with Perdoceo’s $10.09 per share closing price on December 31, 2016.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2016 and assumes the reinvestment of all dividends.)

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

ITEM 6.	Reserved

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Our academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from associate through doctoral level as well as non-degree professional development and continuing education offerings. Our universities offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIUS.

On August 2, 2021, the Company acquired substantially all of the assets of DigitalCrafts (the “DigitalCrafts acquisition”). DigitalCrafts helps provide individuals an opportunity in the technology area through reskilling and upskilling courses within the areas of web development, web design and cybersecurity. DigitalCrafts operations were brought within the AIUS segment, preserving the ‘DigitalCrafts’ name and programs as part of AIUS’ operations.

On September 10, 2021, the Company acquired Hippo Education, LLC (“Hippo” and the “Hippo Acquisition”). Hippo provides continuing medical education and exam preparation for medical professionals with a quality technology platform and strong course content. Hippo’s operations were brought within the CTU segment, preserving the ‘Hippo Education’ name and programs as part of CTU’s operations.

On March 2, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”), an accredited university offering online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the AIUS segment, preserving the ‘Trident’ name and programs as part of AIU’s operations.

See Note 18 “Segment Reporting” for a description of each of our current reporting segments along with revenues, operating income and total assets by reporting segment for each of the past three fiscal years.

Regulatory Environment and Political Uncertainty

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Departments of Education, Defense and Veterans Affairs to take action to limit or terminate the participation of for-profit educational institutions, including Perdoceo, in existing tuition assistance programs. In addition, targeted loan relief to student borrowers is a stated priority for the Department, and consumer advocacy groups and others are focusing their lobbying and other efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students.

The current Presidential and Department administrations, as well as Congress, are pursuing significant legislative, regulatory and administrative actions affecting our business. A loss or material reduction in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted.

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

2021 Review

During the year ended December 31, 2021 (“current year”), we prioritized resources for academic operations and technology enhancements and adjusted our processes to support and educate our students as effectively as possible as they continued to adapt to the challenges presented by the COVID-19 pandemic. Our financial results include the DigitalCrafts and Hippo acquisitions commencing on the respective dates of acquisition in the current year, and the Trident acquisition commencing on the March 2, 2020 date of acquisition. The DigitalCrafts and Hippo acquisitions completed during the current year expand the professional development and continuing education offerings at our academic institutions.

We believe the prolonged pandemic and its resulting social distancing practices and safety measures, as well as the macro-economic and governmental response, has impacted overall student engagement, particularly during the latter half of 2021. During the year we experienced some students pause their academic programs or decide not to begin classes. Additionally, leveraging data analytics, we made adjustments to our marketing strategies beginning in the third quarter of 2021. We believe these changes will help further improve our ability, in the long term, to identify prospective students who are more likely to succeed at one of our universities, however we believe these changes negatively impacted total student enrollments as of December 31, 2021.

As a result of these factors, total student enrollments decreased 5.4% at December 31, 2021 as compared to December 31, 2020, with CTU increasing by 0.4% and AIUS decreasing by 13.3%. The increase in total student enrollments for CTU was due to the timing impact of the academic calendar redesign. In early 2021, we redesigned CTU’s academic calendar to strategically place breaks between sessions and provide more opportunities for students to continue with their academic programs. We believe this redesign may improve student experiences and engagement. CTU’s academic calendar redesign, along with the previous academic calendar redesign at AIU, may impact the comparability of revenue-earning days and enrollment results in any given quarter. The decrease in total student enrollments for AIUS at December 31, 2021 as compared to December 31, 2020 was impacted by the factors mentioned above. Additionally, we believe changes in the Army education administration portal and related technical challenges as well as a reduced number of in-person recruiting events negatively impacted enrollments of military-affiliated students at Trident.

We believe investments in technology continued to positively impact student experiences and student learning during 2021. We continued to invest in machine learning and data analytics across the academics and advising functions and we began implementing enhancements to our student technology infrastructure during the year. The enhancements to our student technology infrastructure are anticipated to be completed over a multi-year period and include several upgrades to our mobile platform and virtual campus. We believe that continuing to refine these internet-based student platforms will further enhance the student experience, especially for our non-traditional adult learners, while driving efficiencies within the business.

We believe that the lingering impact of the COVID-19 pandemic on student engagement as well as the changes in our marketing strategies discussed above will negatively impact total student enrollments in 2022. Typically, changes in total student enrollments have a lag impact on revenue, and, as a result, we expect revenue and operating income for 2022 to be lower as compared to 2021, excluding any positive impacts from acquisitions or the academic calendar redesign. We will continue our efforts to adjust our operating processes and expenses to align with overall revenue and enrollment trends, although we do not expect these adjustments to fully offset the expected revenue decline.

Financial Highlights

Revenue for the year ended December 31, 2021 increased by 0.8% or $5.7 million as compared to the prior year, reflecting increases in revenue at both CTU and AIUS. The revenue increase for CTU was primarily due to the Hippo acquisition in September 2021. AIUS’ revenue for the current year was benefitted by the DigitalCrafts acquisition in August 2021 as well as twelve months of revenue for Trident as compared to ten months in the prior year. Operating income for the current year increased to $149.0 million as compared to operating income of $142.9 million for the prior year. The increase in operating income was primarily due to decreased operating expense associated with advertising and marketing, occupancy, bad debt and admissions for the current year as compared to the prior year. These benefits more than offset increased legal fee expense relating to loan forgiveness applications submitted to the Department by former students and acquisition efforts.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $175.5 million for the current year as compared to $159.0 million in the prior year. The improvement was primarily due to the decrease in advertising and marketing, occupancy, bad debt and admissions expense as compared to the prior year.

During 2021, we began adjusting operating income and earnings per diluted share for legal fee expense associated with (i) responses to the Department relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts, as we believe that these expenses are not reflective of underlying operating performance. Additionally, we no longer adjust for expenses related to vacated facilities at closed campuses as these expenses are expected to be immaterial. The prior period amounts were recast for these items to maintain comparability to 2021 non-GAAP measures.

Adjusted operating income for the years ended December 31, 2021 and 2020 is presented below (dollars in thousands, unless otherwise noted):

	For the Year Ended December 31,
Adjusted Operating Income	2021	2020
Operating income	$149,016	$142,934
Depreciation and amortization (1)	16,766	14,786
Legal fee expense related to certain matters (2)	9,735	1,296
Adjusted Operating Income (3)	$175,517	$159,016

	For the Year Ended December 31,
	2021	2020
Reported Earnings Per Diluted Share	$1.55	$1.74
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.06	0.04
Legal fee expense related to certain matters (2)	0.14	0.02
Total pre-tax adjustments	0.20	0.06
Tax effect of adjustments (4)	(0.05)	(0.02)
Release of valuation allowance (5)	-	(0.22)
Total adjustments after tax	0.15	(0.18)
Adjusted Earnings Per Diluted Share (3)	$1.70	$1.56

___________________________

(1)	Amortization for acquired intangible assets relate to definite-lived intangible assets associated with the Trident, DigitalCrafts and Hippo acquisitions.
(2)	Legal fee expense associated with (i) responses to the Department relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts.
(3)

The Company began adjusting for legal fee expense associated with (i) responses to the Department relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts, during the second quarter of 2021. The Company believes that these expenses are not reflective of underlying operating performance. Also, the Company no longer adjusts for expenses related to the vacated facilities at closed campuses as these expenses are expected to be immaterial. Prior period amounts were recast for these items to maintain comparability.

(4)

The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments. There is no tax effect applied to the adjustment related to the release of the valuation allowance as this is an adjustment for income tax.

(5)

The release of a valuation allowance in the amount of $16.0 million was a result of the determination during the period that it was more likely than not that the Company would utilize its deferred tax assets associated with the portion of the foreign tax credit carryforward supported by an overall domestic loss account balance.

COVID-19 Pandemic

Since the outbreak of COVID-19 in March of 2020 we have made several changes to our business operations in response to the global pandemic. While our universities are primarily online, we have a small portion of our students at campus locations. Early in the pandemic, we transitioned these students to our online platform, and during the latter half of 2021 we began to gradually re-open our ground-based campuses for campus activities and classes. Similarly, during the first year of the pandemic, we transitioned our workforce to a remote work environment, and during 2021 our employees largely remained remote with certain functions beginning the transition to a hybrid work model. We continue to provide our employees with support and resources during this critical time so that they have the tools and information they need to continue supporting our students. Both our students and our workforce are well supported by our scalable and innovative technology infrastructure which enabled us to make these changes with minimal disruptions to our business operations.

While we have not experienced any material disruptions to our business operations as a result of the COVID-19 pandemic to date, we experienced some impacts to student enrollments during 2021 and expect those impacts to continue into 2022 as discussed above. Our strong balance sheet and technology infrastructure provide us with the ability to adapt our operations in response to fluctuations in enrollment trends. We continue to monitor for future impacts of a potential worsening of global economic conditions on our university operations and for changes in prospective student interest or student engagement levels as a result of changes in social distancing requirements and the U.S. economy.

Title IV Programs

A significant majority of our students rely on Title IV Programs to finance their education and therefore a significant proportion of our cash receipts come from Title IV Programs. As discussed throughout this Annual Report on Form 10-K, our participation in Title IV Programs subjects us to extensive regulation. Significant resources and management time are devoted to monitoring compliance with this complex regulatory framework. The scrutiny of the for-profit postsecondary education sector and the current Presidential and Department administrations, including Congress, could lead to significant regulatory changes. Regulatory change is also likely to continue to be considered by the states and other governmental and regulatory agencies.

As discussed in Item 1, “Business – Student Financial Aid and Related Federal Regulation - Legislative Action and Recent Department Regulatory Initiatives,” the Department is undertaking significant rulemaking initiatives. Some of these initiatives are focused on the participation of for-profit postsecondary education institutions in Title IV Programs. We will continue to closely monitor potential regulatory changes while we endeavor to manage our business in a way that enhances our ability to comply with any future regulatory changes. However, depending on the nature of any future regulatory changes, we may be required to alter the manner in which we conduct our business, perhaps significantly, in order to preserve our students’ ability to benefit from financial assistance for their education pursuant to Title IV Programs. Necessary business changes could include voluntarily reducing enrollments in programs eligible for Title IV Program financial assistance and eliminating certain educational programs, among other things. Changes we make to our business to comply with regulatory changes may reduce our student enrollments, revenue and profitability and regulatory changes may impact our ability to maintain or grow our business. Please see Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which we Operate,” for more information about the risks and uncertainties relating to our highly regulated industry and potential regulatory changes.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our results for the year ended December 31, 2019, as well as the year-over-year comparison of our 2020 financial performance to 2019.

	For the Year Ended December 31,
	2021	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
TOTAL REVENUE	$693,034		$687,314		$627,704
OPERATING EXPENSES
Educational services and facilities (1)	108,743	15.7%	111,768	16.3%	101,944	16.2%
General and administrative (2):
Advertising and marketing	137,228	19.8%	143,282	20.8%	130,929	20.9%
Admissions	96,403	13.9%	99,035	14.4%	92,883	14.8%
Administrative	140,529	20.3%	127,336	18.5%	162,871	25.9%
Bad debt	44,349	6.4%	47,561	6.9%	43,470	6.9%
Total general and administrative expense	418,509	60.4%	417,214	60.7%	430,153	68.5%
Depreciation and amortization	16,766	2.4%	14,786	2.2%	9,145	1.5%
Asset impairment	-	0.0%	612	0.1%	-	0.0%
OPERATING INCOME	149,016	21.5%	142,934	20.8%	86,462	13.8%
PRETAX INCOME	149,084	21.5%	146,830	21.4%	93,022	14.8%
PROVISION FOR INCOME TAXES	39,430	5.7%	22,476	3.3%	22,428	3.6%
Effective tax rate	26.4%		15.3%		24.1%
INCOME FROM CONTINUING OPERATIONS	109,654	15.8%	124,354	18.1%	70,594	11.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(17)	0.0%	(90)	0.0%	(612)	-0.1%
NET INCOME	$109,637	15.8%	$124,264	18.1%	$69,982	11.1%

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

Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Revenue

Revenue for the year ended December 31, 2021 (“current year”) increased 0.8% or $5.7 million, driven by growth in revenue within both CTU and AIUS. The current year increase was benefitted by the DigitalCrafts and Hippo acquisitions, and also benefitted from twelve months of results related to the Trident acquisition as compared to only ten months in the prior year.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change
Educational services and facilities:
Academics & student related	$91,426	$90,659	$78,545	0.8%	15.4%
Occupancy	17,317	21,109	23,399	-18.0%	-9.8%
Total educational services and facilities	$108,743	$111,768	$101,944	-2.7%	9.6%

The educational services and facilities expense for the current year decreased by 2.7% or $3.0 million as compared to the prior year. Academics and student related expense increased by 0.8% or $0.8 million for the current year as compared to the prior year, primarily as a result of the DigitalCrafts and Hippo acquisitions. Occupancy expenses for the current year improved by 18.0% or $3.8 million as compared to the prior year, driven by non-recurring real estate tax credits.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change
General and administrative:
Advertising and marketing	$137,228	$143,282	$130,929	-4.2%	9.4%
Admissions	96,403	99,035	92,883	-2.7%	6.6%
Administrative	140,529	127,336	162,871	10.4%	-21.8%
Bad Debt	44,349	47,561	43,470	-6.8%	9.4%
Total general and administrative expense	$418,509	$417,214	$430,153	0.3%	-3.0%

The general and administrative expense for the current year increased by 0.3% or $1.3 million as compared to the prior year. This increase was primarily driven by increased administrative expense, which was partially offset by decreases in advertising and marketing, admissions and bad debt expenses. Administrative expense increased by 10.4% or $13.2 million primarily due to increased legal fees within Corporate and Other related to the borrower defense to repayment applications from former students and acquisition efforts as well as expense for the DigitalCrafts and Hippo acquisitions completed in the current year.

The advertising and marketing expense for the current year decreased by 4.2% or $6.1 million as compared to the prior year, as a result of improved marketing processes related to identifying prospective student interest within both CTU and AIUS. Admissions expense decreased by 2.7% or $2.6 million as compared to the prior year, due to lower admissions expense within both CTU and AIUS as a result of the improved marketing processes mentioned above which also benefit admissions expense.

Bad debt expense incurred by each of our segments during the years ended December 31, 2021, 2020 and 2019 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	% of Segment Revenue	2020	% of Segment Revenue	2019	% of Segment Revenue	2021 vs 2020 % Change	2020 vs 2019 % Change
Bad debt expense by segment:
CTU	$20,150	4.9%	$23,292	5.7%	$23,081	5.9%	-13.5%	0.9%
AIUS	24,249	8.6%	24,345	8.7%	20,405	8.7%	-0.4%	19.3%
Corporate and Other	(50)	NM	(76)	NM	(16)	NM	NM	NM
Total bad debt expense	$44,349	6.4%	$47,561	6.9%	$43,470	6.9%	-6.8%	9.4%

Bad debt expense decreased by 6.8% or $3.2 million for the current year as compared to the prior year. Total bad debt expense as a percentage of revenue also improved for the current year by 50 basis points as compared to the prior year. CTU’s bad debt expense improved by 13.5% or $3.1 million as compared to the prior year while AIUS’ bad debt expense remained relatively flat as compared to the prior year.

We continue to expect periodic fluctuations in bad debt expense. We regularly monitor our reserve rates, which includes a quarterly update of our analysis of historical student receivable collectability based on the most recent data available and a review of current known factors which we believe could affect future collectability of our student receivables, such as the number of students that do not complete the financial aid process. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV financial aid process so that they are better prepared to start school. We have also focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Operating Income

Operating income for the current year increased by 4.3% or $6.1 million as compared to the prior year. The current year improvement was primarily due to decreased advertising and marketing, occupancy, bad debt and admissions expenses which more than offset the increases in academics and student related and administrative expenses.

Provision for Income Taxes

For the year ended December 31, 2021, we recorded a tax provision of $39.4 million, which includes a $1.6 million unfavorable adjustment associated with the tax effect of stock-based compensation and a $0.5 million favorable adjustment related to federal and state credits claimed for the 2020 tax return and anticipated for the 2021 tax year. For the full year 2022, we expect our effective tax rate to be between 25.5% and 26.5%.

For the year ended December 31, 2020, we recorded a tax provision of $22.5 million, which includes a $16.0 million favorable adjustment related to the release of a valuation allowance maintained against the portion of the foreign tax credit carryforward supported by an overall domestic loss account balance and a $0.4 million favorable adjustment associated with the tax effect of stock-based compensation.

SEGMENT RESULTS OF OPERATIONS

The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the years ended December 31, 2021 and 2020 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our results for the year ended December 31, 2019, as well as the year-over-year comparison of our 2020 financial performance to 2019.

	For the Year Ended December 31,
	2021	2020	2019 (4)	2021 vs 2020 % Change	2020 vs 2019 % Change
REVENUE:
CTU (1)	$408,549	$405,507	$392,263	0.8%	3.4%
AIUS (2)	283,360	281,361	235,374	0.7%	19.5%
Corporate and Other (3)	1,125	446	67	NM	NM
Total	$693,034	$687,314	$627,704	0.8%	9.5%

OPERATING INCOME (LOSS):
CTU (1)	$148,481	$138,490	$108,602	7.2%	27.5%
AIUS (2)	39,130	30,822	16,413	27.0%	87.8%
Corporate and Other (3)	(38,595)	(26,378)	(38,553)	-46.3%	31.6%
Total	$149,016	$142,934	$86,462	4.3%	65.3%

OPERATING INCOME (LOSS) MARGIN:
CTU (1)	36.3%	34.2%	27.7%
AIUS (2)	13.8%	11.0%	7.0%
Corporate and Other (3)	NM	NM	NM
Total	21.5%	20.8%	13.8%

______________________

(1)	CTU’s results of operations include the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)	AIUS’ results of operations include the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition and the Trident acquisition from the March 2, 2020 date of acquisition.
(3)	Results of operations for closed campuses are included within Corporate and Other. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.
(4)

An expense of $18.6 million and $11.4 million was recorded within CTU and AIUS, respectively, related to the FTC settlement during 2019. An expense of $7.1 million was recorded within Corporate and Other for our closed campuses related to the Oregon arbitration matter during 2019.

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

	As of December 31,
	2021	2020	2019	2021 vs 2020 % Change	2020 vs 2019 % Change
TOTAL STUDENT ENROLLMENTS:
CTU	24,700	24,600	23,600	0.4%	4.2%
AIUS (1)	15,700	18,100	13,000	-13.3%	39.2%
Total University Group	40,400	42,700	36,600	-5.4%	16.7%

_______________________

(1)    AIUS includes total student enrollments relating to the Trident acquisition as of December 31, 2021 and 2020.

Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

CTU. Current year revenue increased by 0.8% or $3.0 million as compared to the prior year. The current year increase was benefited by the Hippo acquisition. CTU’s total student enrollments increased 0.4% at December 31, 2021 as compared to December 31, 2020 due to the timing impact of the academic calendar redesign.

Current year operating income for CTU increased by 7.2% or $10.0 million as compared to the prior year, primarily due to decreased bad debt, advertising and marketing and occupancy expenses as compared to the prior year.

AIUS. Current year revenue increased by 0.7% or $2.0 million as compared to the prior year. The current year increase was driven by the DigitalCrafts acquisition as well as twelve months of revenue related Trident as compared to ten months in the prior year. AIUS experienced a decrease in total student enrollment of 13.3% at December 31, 2021 as compared to December 31, 2020.  We believe the decrease in total student enrollments was caused by several factors, including students pausing their academic programs and prolonged student decision-making as a result of the COVID-19 pandemic, changes in our marketing and student recruitment processes as we continue to use technology and data analytics to help us identify prospective students who are more likely to succeed at one of our universities, and a reduction in student enrollments from the military population.

Current year operating income for AIUS increased by 27.0% or $8.3 million as compared to the prior year, driven by decreased advertising and marketing, admissions and administrative expenses as compared to the prior year.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current year increased by 46.3% or $12.2 million as compared to the prior year, primarily as a result of increased legal fee expense associated with the borrower defense to repayment applications from former students and acquisition efforts.

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

Revenue Recognition

Description: Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations. We bill student tuition upon enrollment for our non-degree professional development and continuing education offerings and recognize the tuition as revenue on a straight-line basis over the length of the course.

Assumptions and judgment: Revenue recognition includes assumptions and significant judgments including determination of the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606 as well as the assessment of collectability. We analyze revenue recognition on a portfolio approach under ASC Topic 606. Significant judgment is used in determining the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606. We have determined that all of our students can be grouped into one portfolio. Based on our past experience, students at different universities, in different programs or with different funding all behave similarly. Enrollment agreements all contain similar terms, refund policies are similar across all institutions and students work with the university to obtain some type of funding, for example, Title IV Program funds, Veterans Administration funds, military funding, employer reimbursement or self-pay. We have significant historical data for our students which allows us to analyze collectability. We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each student contract separately.

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

Impact if actual results differ from assumptions and judgment: If actual performance is not consistent with historical experience in regards to our assessment of collectability, our revenue recognition may be materially different than what was originally recorded.

Allowance for Credit Losses

Description: We extend unsecured credit to a portion of the students who are enrolled at our academic institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for credit losses with respect to student receivables which we estimate will ultimately not be collectible. Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

Assumptions and judgment: Management makes a range of assumptions to determine what is believed to be the appropriate level of allowance for credit losses. Management determines a reasonable and supportable forecast based on the expectation of future conditions over a supportable forecast period as described above, as well as qualitative adjustments based on current and future conditions that may not be fully captured in the historical modeling factors described above. All of these estimates are susceptible to significant change.

Impact if actual results differ from assumptions and judgment: We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the collection of our student receivables, as noted above, or modifications to our collection practices, and other related policies may impact our estimate of our allowance for credit losses and our results from operations.

A one percentage point change in our allowance for credit losses as a percentage of gross earned student receivables as of December 31, 2021 would have resulted in a change in pretax income from continuing operations of $0.8 million during the year then ended.

Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, would likely have a material impact on the realizability of our receivables.

Goodwill Impairment

Description: Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired companies. Goodwill often involves estimates based on third party valuations, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under ASC Topic 350, we conduct a goodwill impairment assessment at least annually, and more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of the goodwill on our balance sheet below its carrying amount. In making this assessment we assess qualitative factors to determine whether it is more-likely-than-not the fair value of the goodwill is less than its carrying amount. If we conclude based on the qualitative assessment that goodwill may be impaired, we then perform a quantitative one-step impairment test, and an impairment loss would be recognized for the excess of the carrying value over the fair value of the goodwill. Any subsequent increases in goodwill would not be recognized on the consolidated financial statements.

Assumptions and judgment: During the current year, we performed a qualitative assessment for the annual review of goodwill balances for impairment. Management first considered events and circumstances that may affect the fair value of the reporting unit to determine whether it was necessary to perform the quantitative impairment test. Management focused on the significant inputs utilized in the most recent quantitative assessment and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance compared with actual and projected results of relevant prior periods, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition.

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

Impact if actual results differ from assumptions and judgment: Changes in these qualitative and quantitative factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the fair value of our reporting units in relation to their respective carrying values of goodwill and could result in an impairment loss affecting our consolidated financial statements as a whole. Generally, an impairment loss would reduce our net income for the reporting period being presented, and proportionally reduce the value of the assets and equity reflected on our balance sheet.

We did not record any goodwill impairment charges during the years ended December 31, 2021 and 2020, and have $162.6 million of goodwill as of December 31, 2021. The most recent quantitative fair value analysis was performed as of October 1, 2020, which indicated that the fair values of our CTU and AIUS reporting units exceeded their carrying values by $458.4 million and $116.7 million (fair value as a percentage of carrying value for these reporting units of 904% and 229%), respectively. We performed a qualitative analysis as of October 1, 2021 to determine if any critical estimates or judgments were significantly different as compared to those utilized in the 2020 quantitative analysis and determined a quantitative analysis was not required as of October 1, 2021.

Income Taxes

Description: We are subject to the income tax laws of the U.S. and various state and local jurisdictions. These tax laws are complex and subject to interpretation. As a result, significant judgments and interpretations are required in determining our income tax provisions (benefits) and evaluating our uncertain tax positions.

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

Assumptions and judgment: In establishing a provision for income tax expense or a liability for an uncertain tax position, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems in the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

Impact if actual results differ from assumptions and judgment: Although we believe the judgments and estimates used are reasonable, actual results could differ and we may be exposed to changes in tax liability that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2021, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $499.4 million. Restricted cash as of December 31, 2021 was $5.2 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the sellers pursuant to the Trident and Hippo acquisitions. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We generated cash in 2021 as a result of improved operating performance and reduced operating losses associated with closed campuses and expect to continue to do so in 2022. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and acquisitions through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

The credit agreement with Wintrust replaced the previous $50.0 million revolving credit facility set forth in the credit agreement dated as of December 27, 2018 with BMO Harris Bank N.A. As of December 31, 2021, there were no amounts outstanding under the revolving credit facility.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions of quality educational institutions or programs and share repurchases. We completed two acquisitions with a combined initial cash consideration of approximately $57.1 million during the year ended December 31, 2021 and are pursuing additional acquisition opportunities similar in size to these two. We currently anticipate that we will complete another acquisition by the end of 2022. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On November 4, 2019, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of our common stock from time to time depending on market conditions and other considerations. The program’s original expiration date was December 31, 2021. On October 19, 2021, the Board of Directors of the Company extended the expiration date of the program to February 28, 2022. On January 27, 2022 the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commences March 1, 2022 and expires September 30, 2023. Share repurchases will remain a part of our capital allocation strategy and we intend to pursue them when deemed appropriate based on market and other conditions. Since the November 4, 2019 inception date, the Company repurchased approximately 3.9 million shares for $47.1 million as of December 31, 2021.

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

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2021 and 2020, net cash flows provided by operating activities totaled $191.1 million and $180.0 million, respectively. The increase in cash flow from operations as compared to the prior year is primarily driven by the improvement in operating income during the current year.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments, as well as private loans for our non-degree programs. For the years ended December 31, 2021 and 2020, approximately 81% and 80% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the year ended December 31, 2021, net cash flows provided by investing activities totaled $54.3 million compared to net cash flows used in investing activities of $165.9 million for the year ended December 31, 2020.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $121.9 million for the current year as compared to net cash outflow of $116.4 million for the prior year.

Business acquisitions. For the year ended December 31, 2021, the Company completed the DigitalCrafts and Hippo acquisitions and made initial payments of $57.1 million. The year ended December 31, 2020 includes $39.8 million for payments related to the Trident acquisition.

Capital Expenditures. Capital expenditures increased to $10.5 million for the year ended December 31, 2021 as compared to $9.8 million for the year ended December 31, 2020. Capital expenditures represented approximately 1.5% and 1.4% of revenue for the years ended December 31, 2021 and 2020, respectively. For the year ending December 31, 2022, we expect capital expenditures to be approximately 2.0% of revenue.

Financing Cash Flows

During the years ended December 31, 2021 and 2020, net cash flows used in financing activities totaled $29.9 million and $13.1 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $5.5 million for the year ended December 31, 2021 and $0.9 million for the year ended December 31, 2020.

Repurchase of Stock. During the year ended December 31, 2021, we repurchased 2.3 million shares of our common stock for approximately $25.3 million at an average price of $10.94 per share as compared to 1.3 million shares of common stock repurchased for $17.9 million at an average price of $13.53 per share for the year ended December 31, 2020. Repurchases of stock during 2021 and 2020 were funded by cash generated from operating activities and existing cash balances. See Part II, Item 5 for more information.

Contractual Obligations

As of December 31, 2021, future minimum cash payments due under contractual obligations for our non-cancelable operating lease arrangements were $52.8 million, with approximately $11.5 million due within the next 12 months. These future minimum cash payments reflect base rent and other fixed lease-related costs identified in the lease agreements but excludes variable costs such as common area maintenance payments and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2032. Lease terms generally range from one to ten years with one to four renewal options for extended terms.

As of December 31, 2021, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2021 compared to December 31, 2020

Selected consolidated balance sheet account changes from December 31, 2020 to December 31, 2021 were as follows (dollars in thousands):

	As of December 31,
	2021	2020	% Change
ASSETS
CURRENT ASSETS:
Total cash and cash equivalents, restricted cash and short-term investments	$499,391	$410,360	22%
NON-CURRENT ASSETS:
Right of use asset, net	36,664	44,773	-18%
Goodwill	162,579	118,312	37%
Intangible assets, net	32,208	15,522	107%
Deferred income tax assets, net	25,114	40,351	-38%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - other	15,180	11,921	27%
Deferred revenue	70,613	34,534	104%
STOCKHOLDERS' EQUITY
Treasury stock	(276,895)	(246,088)	13%

Total cash and cash equivalents, restricted cash and short-term investments: The increase is primarily driven by cash provided by operating activities, partially offset with payments made for business acquisitions and share repurchases during the current year.

Right of use asset, net: The decrease is attributable to the reduction of future leased space, particularly associated with our campus support center relocation.

Goodwill: The increase in goodwill is attributable to the DigitalCrafts and Hippo acquisitions.

Intangible assets, net: The increase in intangible assets is attributable to the DigitalCrafts and Hippo acquisitions.

Deferred income tax assets, net: The decrease reflects the usage of deferred tax assets associated with the offset of income taxes payable.

Accrued expenses other: The increase is primarily related to the reclassification of $4.0 million of escrow liability related to the Trident acquisition from long term to short term.

Deferred revenue: The increase is primarily related to the timing of the academic calendar redesign at CTU as well as the DigitalCrafts and Hippo acquisitions during the current year.

Treasury stock: The increase is driven primarily by the repurchase of the Company’s common stock during the current year for approximately $25.3 million.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2021, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of December 31, 2021, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of December 31, 2021 and December 31, 2020. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Annual Report on Form 10-K (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Scope of Management’s Report on Internal Controls over Financial Reporting

Management excluded the acquisitions of DigitalCrafts and Hippo Education in its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. DigitalCrafts and Hippo Education were not material to consolidated results of operations for the year ended December 31, 2021 and were each less than 1% of total revenues for the year ended December 31, 2021. Additionally, DigitalCrafts and Hippo Education were approximately 2.5% and 5.8% of total assets, respectively, as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 62 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

On January 27, 2022 the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commences March 1, 2022 and expires September 30, 2023. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice.

On February 21, 2022, the Board approved the appointment of Greg E. Jansen, currently the Company’s Vice President and Deputy General Counsel, to the positions of Senior Vice President, General Counsel and Corporate Secretary effective on March 16, 2022 (the “Transition Date”). Mr. Jansen joined the Company in 2005. On the same date, the Board approved the resignation of Jeffrey D. Ayers from the positions of Senior Vice President, General Counsel and Corporate Secretary effective on the Transition Date. The Company and Mr. Ayers have mutually agreed that on the Transition Date, Mr. Ayers will transition to the role of Senior Counsel, and he will assist Mr. Jansen in his transition until Mr. Ayers’ retirement from the Company.

The Company entered into a letter agreement with Mr. Ayers dated February 21, 2022 (the “Ayers Letter Agreement”), pursuant to which Mr. Ayers will remain employed by the Company as Senior Counsel from the Transition Date until the date that is the earlier of the date that the Company notifies him that his services are no longer needed or June 30, 2023 (the “Retirement Date”). Pursuant to the Ayers Letter Agreement, Mr. Ayers will continue to receive an annual base salary of $387,600, and he will be entitled to receive his annual incentive payment for 2021 and 2022 pursuant to the Company’s Annual Incentive Award Program. He will not be entitled to receive long-term incentive awards after the date of the Ayers Letter Agreement. In addition, the Compensation Committee has determined that on the Retirement Date, Mr. Ayers will be entitled to severance in the amount he would have been entitled to receive under the Company’s Executive Severance Plan in effect as of the date of the Ayers Letter Agreement, provided that he remains employed with the Company through the Retirement Date and his termination is not for cause (as defined in the Ayers Letter Agreement).

The foregoing description of the terms of the Ayers Letter Agreement is a summary which does not purport to be complete and is subject to and qualified in its entirety by reference to the Ayers Letter Agreement, a copy of which is filed herewith as Exhibit 10.21 to this Annual Report on Form 10-K and is incorporated by reference into this Item 9B.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors as of February 24, 2022:

Executive Officers:	Board of Directors:

Andrew H. Hurst	Todd S. Nelson - Executive Chairman of the Board
President and Chief Executive Officer	Former President and Chief Executive Officer of Perdoceo Education Corporation

Ashish R. Ghia	Thomas B. Lally - Lead Independent Director
Senior Vice President and Chief Financial Officer	Former President of Heller Equity Capital Corporation

Jeffrey D. Ayers	Dennis H. Chookaszian
Senior Vice President, General Counsel and Corporate Secretary	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Elise L. Baskel	Kenda B. Gonzales
Senior Vice President - Colorado Technical University	Former Chief Financial Officer of Harrison Properties, LLC

David C. Czeszewski	Patrick W. Gross
Senior Vice President and Chief Information Officer	Chairman of the Lovell Group

John R. Kline	William D. Hansen
Senior Vice President - American InterContinental University	Former Chief Executive Officer and President of Strada Education Network

Michele A. Peppers	Andrew H. Hurst
Vice President and Chief Accounting Officer	President and Chief Executive Officer of Perdoceo Education Corporation

Gregory L. Jackson
Private Investor

Leslie T. Thornton
Former Senior Vice President, General Counsel and Corporate Secretary of WGL Holdings, Inc. and Washington Gas

Alan D. Wheat
Chair of Wheat Shroyer Government Relations

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	995,091	(1)	$9.02	7,019,463	(2)
Total	995,091		$9.02	7,019,463

(1)

Includes outstanding options to purchase shares of our common stock under the Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) and Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”).

(2)

Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 2.0 million shares underlying restricted stock units outstanding as of December 31, 2021, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2021. Additionally, there were less than 0.1 million shares underlying deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above.

See Note 14 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders.

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

3.	Exhibits

The exhibits listed in the Index to Exhibits on pages 55 - 57 are filed as part of this Annual Report.

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Incorporated by Reference to:

2.1	Asset Purchase Agreement dated March 8, 2019 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Career Education Corporation	Exhibit 2.1 to our Form 8-K filed on March 12, 2019

2.2	First Amendment to Asset Purchase Agreement effective February 4, 2020 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Perdoceo Education Corporation	Exhibit 2.2 to our Form 10-K for the year ended December 31, 2019

3.1	Restated Certificate of Incorporation of Perdoceo Education Corporation (originally incorporated on January 5, 1994)	Exhibit 3.2 to our Form 8-K filed on December 18, 2019

3.2	Seventh Amended and Restated By-laws of Perdoceo Education Corporation effective January 1, 2020	Exhibit 3.3 to our Form 8-K filed on December 18, 2019

4.1	Form of specimen stock certificate representing Common Stock	Exhibit 4.1 to our Form 10-K for the year ended December 31, 2019

4.2	Description of Common Stock	Exhibit 4.2 to our Form 10-K for the year ended December 31, 2019

4.3

Credit Agreement dated as of September 8, 2021 among Perdoceo Education Corporation, the subsidiary guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Wintrust Bank, N.A, as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 8-K filed on September 13, 2021

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan ("2016 Plan")	Exhibit 10.1 to our Form 8-K filed on June 8, 2021

*10.4	2021 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.1 to our Form 8-K filed on March 9, 2021

*10.5	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.6	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.7	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.8	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.9	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.10	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed on May 27, 2016

*10.11	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.12	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed on May 27, 2016

*10.13	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.14	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.15	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2016 Plan (used for awards commencing May 2020)	Exhibit 10.1 to our Form 8-K filed on June 1, 2020

*10.17	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.18	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.19	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.20	Amended and Restated Letter Agreement between Perdoceo Education Corporation and Todd Nelson dated January 19, 2022	Exhibit 10.1 to our Form 8-K filed on January 20, 2022

*+10.21	Letter Agreement between Perdoceo Education Corporation and Jeffrey Ayers dated February 21, 2022

*10.22	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.23	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

*10.24	First Amendment and Summary of Material Modifications to the Career Education Corporation Executive Severance Plan & Summary Plan Description	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2020

10.25	Agreement with the Attorney General of Iowa effective January 2, 2019, including schedule of substantially identical agreements with the attorneys general of other states	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2019

10.26	Stipulated Order for Permanent Injunction and Monetary Judgment dated October 9, 2019 agreed to by the Federal Trade Commission and Career Education Corporation and certain of its subsidiaries	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2019

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the InLine XBRL document

+101.SCH	InLine XBRL Taxonomy Extension Schema Document

+101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)
___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2022.

PERDOCEO EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW H. HURST	Director, President and Chief Executive Officer	February 24, 2022
Andrew H. Hurst	(Principal Executive Officer)

/s/ ASHISH R. GHIA	Senior Vice President and Chief Financial Officer	February 24, 2022
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President and Chief Accounting Officer	February 24, 2022
Michele A. Peppers	(Principal Accounting Officer)

/s/ TODD S. NELSON	Executive Chairman of the Board	February 24, 2022
Todd S. Nelson

/s/ THOMAS B. LALLY	Lead Independent Director	February 24, 2022
Thomas B. Lally

/s/ DENNIS H. CHOOKASZIAN	Director	February 24, 2022
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 24, 2022
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 24, 2022
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 24, 2022
William D. Hansen

/s/ GREGORY L. JACKSON	Director	February 24, 2022
Gregory L. Jackson

/s/ LESLIE T. THORNTON	Director	February 24, 2022
Leslie T. Thornton

/s/ ALAN D. WHEAT	Director	February 24, 2022
Alan D. Wheat

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.

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

Allowance for Credit Losses

As described further in Notes 2 and 7 to the financial statements, student receivables represent funds owed to the Company in exchange for the educational services provided to the student. Student receivables are reported net of an allowance for credit losses as determined by management at the end of each reporting period. Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due.

Management’s student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Its estimation methodology considers a number of quantitative and qualitative factors that, based on collection experience, have an impact on repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact the estimate of the allowance for credit losses. The factors include, but are not limited to repayment history, changes in the current economic, legislative or regulatory environments, cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, the allowance estimation process for student receivables is assessed by comparing estimated and actual performance.

Our audit procedures related to the allowance for credit losses included the following, among others:

•

Assessed the appropriateness of management’s methodology for calculating the allowance including the significant inputs and assumptions utilized, including any changes in the current economic, legislative or regulatory environments, cash collection forecasts and the ability to complete the federal financial aid process with the student,

•	Recalculated the estimated allowance rates applied to the respective accounts receivable allowance categories determined according to funding sources and other criteria,
•

Tested the completeness and accuracy of data underlying management’s assertions and calculations for a selection of students, and compared our recalculations to management’s analysis to determine whether management’s conclusions were reasonable, and

•	Tested on a sample basis the write-offs, the rates of reserve percentages, and subsequent cash collections on a student account.

In addition, we tested the design and operating effectiveness of controls relating to establishing the allowance for credit losses.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of DigitalCrafts and Hippo Education, LLC, wholly-owned subsidiaries, whose financial statements reflect total assets constituting 2.5% and 5.8%, respectively, and revenues were each less than 1%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report on Internal Control over Financial Reporting, DigitalCrafts and Hippo Education, LLC were acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of DigitalCrafts and Hippo Education, LLC.

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

February 24, 2022

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$319,982	$105,684
Restricted cash	5,196	4,000
Total cash, cash equivalents and restricted cash	325,178	109,684
Short-term investments	174,213	300,676
Total cash and cash equivalents, restricted cash and short-term investments	499,391	410,360
Student receivables, gross	79,418	84,599
Allowance for credit losses	(36,385)	(39,917)
Student receivables, net	43,033	44,682
Receivables, other	1,692	2,873
Prepaid expenses	6,919	8,209
Inventories	904	596
Other current assets	2,514	341
Total current assets	554,453	467,061
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $113,711 and $101,380 as of December 31, 2021 and 2020, respectively	28,355	27,761
Right of use asset, net	36,664	44,773
Goodwill	162,579	118,312
Intangible assets, net of amortization of $8,662 and $4,178 as of December 31, 2021 and 2020, respectively	32,208	15,522
Student receivables, gross	4,242	3,533
Allowance for credit losses	(2,870)	(2,230)
Student receivables, net	1,372	1,303
Deferred income tax assets, net	25,114	40,351
Other assets	6,688	6,434
TOTAL ASSETS	$847,433	$721,517
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$9,400	$9,789
Accounts payable	10,838	13,259
Accrued expenses:
Payroll and related benefits	25,312	22,661
Advertising and marketing costs	8,690	10,249
Income taxes	211	1,402
Other	15,180	11,921
Deferred revenue	70,613	34,534
Total current liabilities	140,244	103,815
NON-CURRENT LIABILITIES:
Lease liability-operating	35,549	43,405
Other liabilities	21,530	18,390
Total non-current liabilities	57,079	61,795
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 88,724,438 and 87,264,910 shares issued, 68,748,662 and 70,062,364 shares outstanding as of December 31, 2021 and 2020, respectively	887	873
Additional paid-in capital	674,242	658,423
Accumulated other comprehensive (loss) income	(96)	364
Retained earnings	251,972	142,335
Treasury stock, at cost, 19,975,776 and 17,202,546 shares as of December 31, 2021 and 2020, respectively	(276,895)	(246,088)
Total stockholders' equity	650,110	555,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$847,433	$721,517

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
REVENUE:
Tuition and fees, net	$688,415	$684,579	$625,056
Other	4,619	2,735	2,648
Total revenue	693,034	687,314	627,704
OPERATING EXPENSES:
Educational services and facilities	108,743	111,768	101,944
General and administrative	418,509	417,214	430,153
Depreciation and amortization	16,766	14,786	9,145
Asset impairment	-	612	-
Total operating expenses	544,018	544,380	541,242
Operating income	149,016	142,934	86,462
OTHER INCOME:
Interest income	930	3,852	6,392
Interest expense	(920)	(167)	(167)
Miscellaneous income	58	211	335
Total other income	68	3,896	6,560
PRETAX INCOME	149,084	146,830	93,022
Provision for income taxes	39,430	22,476	22,428
INCOME FROM CONTINUING OPERATIONS	109,654	124,354	70,594
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(17)	(90)	(612)
NET INCOME	$109,637	$124,264	$69,982

NET INCOME PER SHARE - BASIC:
Income from continuing operations	$1.57	$1.79	$1.01
Loss from discontinued operations	-	-	(0.01)
Net income per share	$1.57	$1.79	$1.00
NET INCOME PER SHARE - DILUTED:
Income from continuing operations	$1.55	$1.74	$0.98
Loss from discontinued operations	-	-	(0.01)
Net income per share	$1.55	$1.74	$0.97
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,024	69,414	70,088
Diluted	70,881	71,265	72,085

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
NET INCOME	$109,637	$124,264	$69,982
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(177)	199	(41)
Unrealized (loss) gain on investments	(283)	(179)	683
Total other comprehensive (loss) income	(460)	20	642
COMPREHENSIVE INCOME	$109,177	$124,284	$70,624

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, December 31, 2018	85,174	$852	(15,401)	$(220,700)	$628,295	$(298)	$(52,946)	$355,203
Net income	-	-	-	-	-	-	69,982	69,982
Foreign currency translation	-	-	-	-	-	(41)	-	(41)
Unrealized gain on investments	-	-	-	-	-	683	-	683
Total comprehensive income								70,624
Adjustment for change in accounting method	-	-	-	-	-	-	1,035	1,035
Treasury stock purchased	-	-	(235)	(3,875)	-	-	-	(3,875)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,690	-	-	1,690
Restricted stock award plans	-	-	-	-	7,569	-	-	7,569
Employee stock purchase plan	-	-	-	-	15	-	-	15
Common stock issued under:
Stock option plans	259	3	-	-	1,486	-	-	1,489
Restricted stock award plans	504	5	(166)	(2,740)	(4)	-	-	(2,739)
Employee stock purchase plan	16	-	-	-	284	-	-	284
BALANCE, December 31, 2019	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	124,264	124,264
Foreign currency translation	-	-	-	-	-	199	-	199
Unrealized loss on investments	-	-	-	-	-	(179)	-	(179)
Total comprehensive income								124,284
Treasury stock purchased	-	-	(1,320)	(17,862)	-	-	-	(17,862)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,134	-	-	1,134
Restricted stock award plans	-	-	-	-	12,227	-	-	12,227
Employee stock purchase plan	-	-	-	-	18	-	-	18
Common stock issued under:
Stock option plans	1,040	10	-	-	5,374	-	-	5,384
Restricted stock award plans	243	2	(81)	(911)	(3)	-	-	(912)
Employee stock purchase plan	29	1	-	-	338	-	-	339
BALANCE, December 31, 2020	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	109,637	109,637
Foreign currency translation	-	-	-	-	-	(177)	-	(177)
Unrealized loss on investments	-	-	-	-	-	(283)	-	(283)
Total comprehensive income								109,177
Treasury stock purchased	-	-	(2,313)	(25,296)	-	-	-	(25,296)
Share-based compensation expense:
Stock option plans	-	-	-	-	464	-	-	464
Restricted stock award plans	-	-	-	-	14,495	-	-	14,495
Employee stock purchase plan	-	-	-	-	13	-	-	13
Common stock issued under:
Stock option plans	103	1	-	-	548	-	-	549
Restricted stock award plans	1,329	13	(460)	(5,511)	(13)	-	-	(5,511)
Employee stock purchase plan	27	-	-	-	312	-	-	312
BALANCE, December 31, 2021	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,637	$124,264	$69,982
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	-	612	-
Depreciation and amortization expense	16,766	14,786	9,145
Bad debt expense	44,344	47,556	43,454
Compensation expense related to share-based awards	14,972	13,379	9,274
Loss on disposition of asset	-	-	14
Deferred income taxes	15,330	20,353	21,556
Changes in operating assets and liabilities:
Student receivables, gross	6,631	7,092	(33,697)
Allowance for credit losses	(47,417)	(39,546)	(36,326)
Receivables, other	5,396	(99)	1,189
Inventories, prepaid expenses, and other current assets	3,285	3,031	(1,180)
Other non-current assets	72	151	(489)
Accounts payable	(2,744)	374	2,320
Accrued expenses and other non-current liabilities	(3,404)	(11,135)	5,066
Deferred revenue	30,724	5,138	(7,704)
Right of use asset and lease liability	(2,476)	(6,000)	(9,519)
Net cash provided by operating activities	191,116	179,956	73,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(269,739)	(403,673)	(449,367)
Sales of available-for-sale investments	391,659	287,249	462,325
Purchases of property and equipment	(10,453)	(9,768)	(5,174)
Business acquisitions, net of cash acquired	(57,143)	(39,819)	-
Other	-	103	(85)
Net cash provided by (used in) investing activities	54,324	(165,908)	7,699
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(25,296)	(17,862)	(3,875)
Issuance of common stock	861	5,723	1,774
Payments of employee tax associated with stock compensation	(5,511)	(912)	(2,740)
Net cash used in financing activities	(29,946)	(13,051)	(4,841)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	-	-	13
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	215,494	997	75,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	109,684	108,687	32,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$325,178	$109,684	$108,687
Supplemental Cash Flow Information:
Income taxes paid	$23,224	$611	$46
Supplemental Non-Cash Disclosures:
Amount placed in escrow to secure indemnification obligations from business acquisitions	$1,210	$4,000	$-
Non-cash additions to property and equipment	$2,287	$52	$38
Right of use assets obtained in exchange for lease liabilities	$727	$552	$-

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

1. DESCRIPTION OF THE COMPANY

Perdoceo’s academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. Our accredited institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) -- provide degree programs from associate through doctoral level as well as non-degree professional development and continuing education offerings. Our universities offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to support students and enhance learning. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIUS.

On August 2, 2021, the Company acquired substantially all of the assets of DigitalCrafts. DigitalCrafts operations were brought within the AIUS segment, preserving the “DigitalCrafts” name and programs as part of AIUS’ operations. Results of operations related to the DigitalCrafts acquisition are included in the consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisitions” in our consolidated financial statements for further information.

On September 10, 2021, the Company acquired substantially all of the assets of Hippo Education (“Hippo”). Hippo’s operations were brought within the CTU segment, preserving the “Hippo Education” name and programs as part of the CTU’s operations. Results of operations related to the Hippo acquisition are included in the consolidated financial statements from the date of acquisition. See Note 3 “Business Acquisitions” in our consolidated financial statements for further information.

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

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as

“Title IV Programs.” For the years ended December 31, 2021, 2020 and 2019, approximately 81%, 80% and 79%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

We extend unsecured credit to a portion of the students who are enrolled at our academic institutions for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for credit losses with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance.

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

d. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations. We bill student tuition upon enrollment for our non-degree professional development and continuing education offerings and recognize the tuition as revenue on a straight-line basis over the length of the course.

For each term, the portion of tuition and fee payments received from students but not yet earned is recorded as deferred revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount charged for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our consolidated balance sheets. For AIUS’ Trident and DigitalCrafts programs and CTU’s Hippo programs, students are billed as they enroll in courses, including courses related to future periods. Any billings for future periods would meet the definition of a contract asset as we do not have the unconditional right to receive payment as the course has not yet started. Contract assets related to future periods are offset against the respective deferred revenue associated with the future period.

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

Other revenue, which consists primarily of contract training revenue, bookstore sales and miscellaneous non-student related revenue, is billed and recognized as goods are delivered or services are performed. Contract training revenue results from individual courses that are stand-alone courses and not part of a degree or certificate program. Bookstore sales are primarily initiated by the student and are not included in the enrollment agreement at the onset of a student’s entrance to the institution. Miscellaneous non-student related revenue consists of staffing services provided to third parties and software license fees. These types of sales constitute a separate performance obligation from classroom instruction.

e. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include cash and highly liquid investments with original maturities of three months or less. The fair market value of cash, cash equivalents and restricted cash approximate their carrying value. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. The Company has not experienced any material losses in such accounts. The restricted cash balance as of December 31, 2021 was $5.2 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the seller pursuant to the Trident and Hippo acquisitions.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings and authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2021 and 2020, we held $10.4 million and $10.0 million, respectively, of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet, with the offset recorded as prepaid revenue within deferred revenue on our consolidated balance sheets.

f. Investments

Our investments, which primarily consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities are classified as “available-for-sale” and recorded at fair value. The Company measures the fair value of financial instruments under the guidance of ASC Topic 820, Fair Value Measurement. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in other income (loss) in our consolidated statements of income.

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

When performing a qualitative assessment for the annual review of goodwill balances for impairment, management must first consider events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focuses on the significant inputs and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance compared with actual and projected results of relevant prior periods, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluates all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. If management determines that it is not more likely than not that the goodwill of the reporting unit is impaired based upon its qualitative assessment then it does not need to perform the quantitative assessment.

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

Definite-lived intangible assets consist of the Trident, DigitalCrafts and Hippo trade names, customer relationships, course curriculum and developed technology. Customer relationships represent the value of acquired student and third party contracts and are amortized on a straight-line basis over the estimated future benefit period for those contracts. Course curriculum represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired course curriculum balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Developed technology represents online auditory and video course program materials related to our non-degree professional development and continuing education offerings and are amortized on a straight-line basis over the expected period of future benefit.

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

m. Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs, which are included in general and administrative expense on our consolidated statements of income, were $137.2 million, $143.3 million and $130.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

3. BUSINESS ACQUISITIONS

During the year ended December 31, 2021, the Company completed the DigitalCrafts and Hippo acquisitions on August 2, 2021 and September 10, 2021, respectively. During the year ended December 31, 2020, the Company acquired substantially all of the assets of Trident University International (“Trident University”) on March 2, 2020.

DigitalCrafts, launched in 2015, helps provide individuals an opportunity in the technology area through reskilling and upskilling courses within the areas of web development, web design and cybersecurity. DigitalCrafts’ programs are now offered by AIUS under the ‘DigitalCrafts’ name. On the date of acquisition, the Company made a cash payment of $16.3 million for the DigitalCrafts assets and a subsequent working capital payment of $0.2 million. The initial and working capital payments were fully funded with the Company’s available cash balances. Pursuant to the acquisition agreement, a post-closing contingent consideration payment of up to $2.5 million is expected to be paid in early 2024 based upon the achievement of certain financial metrics.

The purchase price of $18.4 million for the DigitalCrafts assets consists of the initial purchase price of $16.3 million, the working capital payment of $0.2 million and the fair value calculation of contingent consideration of $1.9 million. The purchase price was allocated to the fair values of acquired tangible and identifiable intangible assets of $20.0 million and assumed liabilities of $1.7 million as of August 2, 2021. The fair value of student receivables is equal to the gross contractual amount of student receivables. Intangible assets acquired include a trade name with a fair value of approximately $0.7 million with an estimated useful life of 5 years and customer relationships and developed technology with an aggregate fair value of $1.0 million with estimated useful lives of 3 years each. Based on our purchase price allocation, we recorded goodwill of $16.5 million. Goodwill reflects the revenue growth opportunities following the acquisition. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes.

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

The purchase price of $43.3 million for Hippo represents the initial purchase price of $42.0 million as well as the fair value calculation of contingent consideration of $1.3 million. The purchase price was allocated to the fair values of acquired tangible and identifiable intangible assets of $47.5 million and assumed liabilities of $4.3 million as of September 10, 2021. The fair value of student receivables is equal to the gross contractual amount of student receivables. Intangible assets acquired include a trade name with a fair value of approximately $3.3 million with an estimated useful life of 10 years, customer relationships with a fair value of approximately $14.1 million with an estimated useful life of 7 years and developed technology with a fair value of $2.0 million with an estimated useful life of 4 years. Based on our purchase price allocation, we recorded goodwill of $27.8 million. Goodwill reflects the revenue growth opportunities following the acquisition. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes.

Trident University, a regionally accredited university, offers online undergraduate, master’s and doctoral programs with a strong focus on graduate programs. Trident University’s operations were brought within the scope of the state licensure, accreditation and Department of Education (“Department”) approval of American InterContinental University, with Trident University relinquishing its accreditor and Department approvals. Trident University’s programs are now offered by AIU under the “Trident” name. The combined institution continues to serve existing and future students with a broader range of program offerings and resources.

During 2020, the Company made a total cash payment of $43.8 million for the acquisition of Trident University assets. Pursuant to the purchase agreement, $4.0 million of this payment was set aside in an escrow account to secure indemnification obligations of the seller after closing and is reflected as restricted cash on our consolidated balance sheets. The purchase price of $43.8 million was allocated to the fair values of acquired tangible and identifiable intangible assets of $53.1 million and assumed liabilities of $9.3 million as of March 2, 2020. Intangible assets acquired include a trade name with a fair value of $1.0 million with an estimated useful life of 5 years and customer relationships and course curriculum with an aggregate fair value of $9.4 million with estimated useful lives of 3 years each. Based on the final purchase price allocation, we recorded goodwill of $31.0 million. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes.

The following table summarizes the fair values of assets acquired and liabilities assumed as of respective acquisition dates (dollars in thousands):

	Trident University	DigitalCrafts	Hippo
	March 2, 2020	August 2, 2021	September 10, 2021
Assets:
Cash	$-	$-	$93
Student receivables	6,212	1,777	202
Other current assets	912	4	25
Property and equipment	3,932	-	27
Intangible assets subject to amortization
Trade name	1,000	740	3,340
Customer relationships	8,000	200	14,100
Course curriculum	1,400	-	-
Developed technology	-	830	1,960
Goodwill	30,956	16,477	27,790
Deferred tax asset	454	-	-
Other non-current assets	270	-	-
Total assets acquired	$53,136	$20,028	$47,537
Liabilities:
Accounts payable and other accrued liabilities	$2,622	$268	$315
Deferred revenue	4,749	1,404	3,952
Loan discharge reserve	1,900	-	-
Other long-term liabilities	46	-	-
Total liabilities assumed	$9,317	$1,672	$4,267

Net assets acquired	$43,819	$18,356	$43,270

Pro forma financial information relating to the Trident, DigitalCrafts and Hippo acquisitions is not presented because the acquisitions are not material to the Company.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2021

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU provide guidance to improve the accounting for acquired revenue contracts with customers in a business combination. This ASU addresses the inconsistency by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendment in this ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. For all public business entities, ASU 2021-08 is effective for annual periods and interim periods beginning after December 15, 2022; early adoption is permitted for public organizations for which financial statements have not yet been issued. We have early adopted this guidance during 2021 and applied this guidance to both the DigitalCrafts and Hippo acquisitions. The adoption of this guidance did not significantly impact the accounting for these acquisitions.

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,028	$-	$(1)	$5,027
Non-governmental debt securities	168,623	27	(184)	168,466
Treasury and federal agencies	720	-	-	720
Total short-term investments (available for sale)	$174,371	$27	$(185)	$174,213

	December 31, 2020
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$139	$1	$-	$140
Non-governmental debt securities	288,578	331	(176)	288,733
Treasury and federal agencies	11,799	6	(2)	11,803
Total short-term investments (available for sale)	$300,516	$338	$(178)	$300,676

In the table above, unrealized holding gains (losses) relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year.

Our non-governmental debt securities primarily consist of corporate bonds, certificates of deposit and commercial paper. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities. We do not intend to sell our investments in these securities prior to maturity and it is not likely that we will be required to sell these investments before recovery of the amortized cost basis.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	Less than one year	One to five years	Six to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2021	$133,728	$40,485	$-	$-	$174,213
Original stated term to maturity of available-for-sale- investments as of December 31, 2020	$182,959	$117,641	$-	$76	$300,676

Realized gains or losses resulting from sales of investments during the years ended December 31, 2021, 2020 and 2019 were not significant.

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

As of December 31, 2021 and 2020, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of December 31, 2021 and December 31, 2020. Additionally, money market funds of $225.3 million and $1.7 million included within cash and cash equivalents on our consolidated balance sheets as of December 31, 2021 and 2020, respectively, were measured under Level 1 and certificates of deposit, commercial paper and treasury bills of $5.1 million included within cash and cash equivalents on our consolidated balance sheets as of December 31, 2020 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company. As of December 31, 2021, our investment in an equity affiliate equated to a 30.7%, or $3.2 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

We recorded a gain of approximately $0.2 million each for the years ended December 31, 2021 and 2020, respectively, and recorded a gain of approximately $0.1 million for the year ended December 31, 2019, related to our proportionate investment in CCKF within miscellaneous income on our consolidated statements of income.

We make periodic operating maintenance payments to CCKF related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees recorded for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):

For the year ended December 31, 2021	$1,726
For the year ended December 31, 2020	$1,596
For the year ended December 31, 2019	$1,418

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31, 2021
	CTU (4)	AIUS (5)	Corporate and Other (6)	Total
Tuition, net (1)	$384,307	$269,645	$-	$653,952
Technology fees	21,249	11,322	-	32,571
Other miscellaneous fees(2)	1,227	665	-	1,892
Total tuition and fees, net	406,783	281,632	-	688,415
Other revenue(3)	1,766	1,728	1,125	4,619
Total revenue	$408,549	$283,360	$1,125	$693,034

	For the Year Ended December 31, 2020
	CTU	AIUS	Corporate and Other (6)	Total
Tuition, net	$381,371	$270,430	$-	$651,801
Technology fees	20,687	10,122	-	30,809
Other miscellaneous fees(2)	1,283	686	-	1,969
Total tuition and fees, net	403,341	281,238	-	684,579
Other revenue(3)	2,166	123	446	2,735
Total revenue	$405,507	$281,361	$446	$687,314

	For the Year Ended December 31, 2019
	CTU	AIUS	Corporate and Other (6)	Total
Tuition, net	$370,318	$225,364	$-	$595,682
Technology fees	17,844	9,412	-	27,256
Other miscellaneous fees(2)	1,690	428	-	2,118
Total tuition and fees, net	389,852	235,204	-	625,056
Other revenue(3)	2,411	170	67	2,648
Total revenue	$392,263	$235,374	$67	$627,704

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
(5)

AIUS includes revenue related to the (i) DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition, and (ii) Trident acquisition commencing on the March 2, 2020 date of acquisition.

(6)	Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations. We bill student tuition upon enrollment for our non-degree professional development and continuing education offerings and recognize the tuition as revenue on a straight-line basis over the length of the course.

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

Contract Assets

For each term, the portion of tuition and fee payments received from students but not yet earned is recorded as deferred revenue and reported as a current liability on our consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount charged for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our consolidated balance sheets. For AIUS’ Trident and DigitalCrafts programs and CTU’s Hippo programs, students are billed as they enroll in courses, including courses related to future periods. Any billings for future periods would meet the definition of a contract asset as we do not have the unconditional right to receive payment as the course has not yet started. Contract assets related to future periods are offset against the respective deferred revenue associated with the future period.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of December 31, 2021 and 2020 were as follows (dollars in thousands):

	As of December 31,
	2021	2020
Gross deferred revenue	$113,719	$85,402
Gross contract assets	(43,106)	(50,868)
Deferred revenue, net	$70,613	$34,534

Deferred Revenue

Changes in our deferred revenue balances for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Year Ended December 31, 2021
	CTU	AIUS	Total
Gross deferred revenue, January 1, 2021	$28,522	$56,880	$85,402
Business acquisitions, beginning balance	3,952	1,404	5,356
Revenue earned from prior balances	(27,857)	(46,591)	(74,448)
Billings during period (1)	439,836	271,053	710,889
Revenue earned for new billings during the period	(378,926)	(235,041)	(613,967)
Other adjustments	(853)	1,340	487
Gross deferred revenue, December 31, 2021	$64,674	$49,045	$113,719

	For the Year Ended December 31, 2020
	CTU	AIUS	Total
Gross deferred revenue, January 1, 2020	$27,845	$35,359	$63,204
Business acquisition, beginning balance	-	13,395	13,395
Revenue earned from prior balances	(25,179)	(40,402)	(65,581)
Billings during period (1)	404,930	289,751	694,681
Revenue earned for new billings during the period	(378,161)	(240,836)	(618,997)
Other adjustments	(913)	(387)	(1,300)
Gross deferred revenue, December 31, 2020	$28,522	$56,880	$85,402

_______________

(1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.1 million and $2.3 million as of December 31, 2021 and 2020, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Certain unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our universities, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $1.6 million, $1.1 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, for payments received from withdrawn students.

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

For the years ended December 31, 2021, 2020 and 2019, we received a majority of our universities’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships. These cash receipts represent a substantial portion of our consolidated revenues and all have low risk of collectability.

7. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our consolidated balance sheets as components of both current and non-current assets. We do not charge interest on any of our payment plans.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our consolidated balance sheets. As of December 31, 2021 and 2020, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.4 million and $1.3 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):

	For the year ended December 31,
	2021	2020	2019
Balance, beginning of period	$42,147	$31,964	$24,836
Provision for credit losses	44,349	47,561	43,470
Amounts written-off	(50,514)	(40,053)	(38,921)
Recoveries	3,273	2,675	2,579
Balance, end of period	$39,255	$42,147	$31,964

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	December 31,
	2021 (1)	2020 (1)	Life
Computer hardware and software	$45,482	$40,587	3 years
Leasehold improvements	60,520	56,095	Shorter of Life of Lease or Useful Life
Furniture, fixtures and equipment	23,633	23,071	5-10 years
Building and improvements	9,163	8,485	15-35 years
Library materials	24	24	10 years
Vehicles	55	56	5 years
Construction in progress	3,189	823
	142,066	129,141
Less-accumulated depreciation	(113,711)	(101,380)
Total property and equipment, net	$28,355	$27,761

___________________

(1)

Property and equipment which were fully depreciated and no longer in use by the Company were retired during the years ended December 31, 2021 and 2020; therefore, both the cost of the asset and the related accumulated depreciation balances were reduced to zero for these assets.

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $12.3 million, $12.0 million and $9.1 million, respectively.

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

Quantitative lease information

Quantitative information related to leases for the years ended December 31, 2021, 2020 and 2019 is presented in the following table (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Lease expenses (1)
Fixed lease expenses - operating	$11,442	$12,379	$12,869
Variable lease expenses - operating	3,173	6,389	8,534
Sublease income	(1,359)	(2,347)	(4,179)
Total lease expenses	$13,256	$16,421	$17,224

Other information
Gross operating cash flows for operating leases (2)	$(18,390)	$(23,577)	$(32,827)
Operating cash flows from subleases (2)	$1,430	$2,254	$4,351

	As of December 31, 2021	As of December 31, 2020	As of December 31, 2019
Weighted average remaining lease term (in months) – operating leases	69	70	76
Weighted average discount rate – operating leases	4.9%	4.9%	5.1%

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

Gross Lease Obligations

          As of December 31, 2021, future minimum lease payments under operating leases which are included in lease liabilities on our consolidated balance sheet are as follows (dollars in thousands):

Operating Leases Total

2022 (1)	$11,504
2023	8,444
2024	7,580
2025	7,374
2026 and thereafter	17,890
Total	$52,792
Less: imputed interest	7,843
Present value of future minimum lease payments	44,949
Less: current lease liabilities	9,400
Non-current lease liabilities	$35,549

_____________

(1)	Amounts provided are for liabilities remaining as of December 31, 2021.

 Subleases

Historically, for certain of our leased locations, we have vacated the facility and have fully or partially subleased the space. For each sublease that has been entered into, we remain the guarantor under the lease and therefore become the intermediate lessor. As of December 31, 2021, we have one sublease remaining with a term ending May, 30, 2023. We recognize sublease income as on offset to lease expense on our consolidated statements of income.

As of December 31, 2021, future minimum sublease rental income under operating leases, which will decrease our future minimum lease payments presented above, as follows (dollars in thousands):

Operating Subleases Total
2022 (1)	$685
2023	330
Total	$1,015

_________________

(1)	Sublease receivables remaining as of December 31, 2021.

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

We have twelve leases related to our ongoing operations which consist of administrative offices and university locations, and we are not reasonably certain that we will extend or terminate any of those leases.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of goodwill were $162.6 million and $118.3 million as of December 31, 2021 and 2020, respectively.

A reconciliation of the changes in the carrying value of goodwill during the years ended December 31, 2021 and 2020 is as follows (dollars in thousands):

	As of December 31,
	2021			2020
	CTU	AIUS	Total	CTU	AIUS	Total
Balance, beginning of year	$45,938	$72,374	$118,312	$45,938	$41,418	$87,356
Business acquisitions	27,790	16,477	44,267	-	30,956	30,956
Balance, end of year	$73,728	$88,851	$162,579	$45,938	$72,374	$118,312

In assessing the fair value for CTU and AIUS, we performed a qualitative assessment as of October 1, 2021 to determine if we believe it is more likely than not that our reporting unit’s carrying values exceed their respective fair values. When performing the qualitative assessment, management first considered events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focused on the significant inputs, including its projections of revenue growth, operating expense leverage and the discount rate used in the prior year quantitative assessment, and any events or circumstances that could affect the significant inputs. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluated all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. Additionally, management evaluated its most recent quantitative assessment completed during 2020 to determine by how much the previous fair value exceeded the carrying value for each indefinite-lived intangible asset.

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

As of December 31, 2021 and 2020, the net book value of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Course curriculum (1)	$1,400	$(856)	$544	$1,400	$(389)	$1,011
Customer relationships (1)	22,300	(5,588)	16,712	8,000	(2,222)	5,778
Developed technology (1)	2,790	(278)	2,512	-	-	-
Trade names (1)	6,480	(1,940)	4,540	2,400	(1,567)	833
Net book value, amortizable intangible assets:	$32,970	$(8,662)	$24,308	$11,800	$(4,178)	$7,622

Non-amortizable intangible assets:
Accreditation rights			$1,000			$1,000
CTU trade name			6,900			6,900
Non-amortizable intangible assets			7,900			7,900
Intangible assets, net			$32,208			$15,522

____________________

(1)	See Note 3 “Business Acquisitions” for further details on acquired intangible assets.

Amortizable intangible assets are amortized on a straight-line basis over their remaining estimated useful lives, which range from one to ten years. Amortization expense from continuing operations was $4.5 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively. We did not have any amortization expense for the year ended December 31, 2019.

As of December 31, 2021, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of other indefinite-lived intangible asset balances as of October 1, 2021 utilizing the qualitative assessment approach and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be impaired. We monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible declines in estimated fair value. When performing the qualitative assessment, management considered events and circumstances that may affect the fair value of the intangible assets to determine whether it is necessary to perform the quantitative impairment test. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business, and industry and market considerations. Management evaluated these events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value.

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

We may prepay amounts outstanding under the credit agreement provided notice be received by Administrative agent on the date of prepayment by early morning, in each case without premium or penalty, and terminate or reduce the commitments provided notice received by Administrative agent five business days prior. The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement.

This credit agreement with Wintrust replaced the previous $50.0 million revolving credit facility set forth in the credit agreement dated as of December 27, 2018 with BMO Harris Bank N.A. As of December 31, 2021 and 2020, there were no outstanding borrowings under the current or prior revolving credit facility.

Selected details of our credit agreement as of and for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	As of December 31,
	2021	2020
Credit Agreement:
Credit facility remaining availability	$124,082	$48,582
Outstanding letters of credit	$918	$1,418
Availability of additional letters of credit (1)	$124,082	$23,582
Weighted average daily revolving credit borrowings for the year ended	$-	$-
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.30%	0.30%
Letter of credit fee rate (2)	3.00%	1.25%

________________

(1)

The letters of credit availability under the credit agreement with Wintrust is up to the borrowing limit of $125.0 million. For the previous credit agreement with BMO Harris Bank N.A., a sublimit of $25.0 million under the credit agreement was part of, not in addition to, the $50.0 million borrowing limit under the credit agreement.

(2)

The 2021 letter of credit fee rate is based on prime minus 1.0%, subject to a minimum rate of 3.0%. The prime rate as of December 31, 2021 was 3.25%, which would yield a 2.25% fee rate, therefore the minimum rate of 3.0% is reflected in the table above.

12. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.1 million and $1.0 million at December 31, 2021 and December 31, 2020, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

We receive from time-to-time requests from state attorneys general, federal and state government agencies and accreditors relating to our institutions, to specific complaints they have received from students or former students or to student loan forgiveness claims which seek information about students, our programs, and other matters relating to our activities. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal action or claims of non-compliance. We are subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or former students, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. Periodically matters arise that we consider outside the scope of ordinary routine litigation incidental to our business. While we currently believe that these matters, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position and cash flows.

Contingent Consideration for Business Acquisitions

We recorded contingent consideration amounts for the DigitalCrafts and Hippo acquisitions in the aggregate amount of $3.2 million during the year ended December 31, 2021. This aggregate amount was calculated based upon third party valuation reports in conjunction with the purchase price allocations for these acquisitions. Pursuant to the acquisition agreements, post-closing contingent consideration payments are expected to be paid in early 2024 based upon the achievement of certain financial metrics, with an aggregate maximum amount of $6.5 million.

13. INCOME TAXES

Pretax income from continuing operations for the years ended December 31, 2021, 2020 and 2019 was $149.1 million, $146.8 million and $93.0 million, respectively.

The provision for income taxes from continuing operations for the years ended December 31, 2021, 2020 and 2019 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current provision
Federal	$19,143	$-	$-
State and local	4,956	2,110	754
Total current provision	24,099	2,110	754
Deferred provision
Federal	13,389	15,425	19,230
State and local	1,942	4,941	2,444
Total deferred provision	15,331	20,366	21,674
Total provision for income taxes	$39,430	$22,476	$22,428

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2021, 2020 and 2019 is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	2.6	2.7	2.7
Stock-based compensation	1.0	(0.3)	(1.3)
Capital loss	(2.1)	-	-
Valuation allowance	2.1	(10.9)	-
State audit settlement	-	-	(0.5)
Tax credits	(0.3)	(0.1)	(0.1)
Other	2.1	2.9	2.3
Effective income tax rate	26.4%	15.3%	24.1%

The effective tax rate for the year ended December 31, 2021 includes a $1.6 million unfavorable adjustment associated with the tax effect of stock-based compensation, which increased the effective tax rate by 1.0%. The 2021 effective tax rate also reflects a $0.5 million favorable adjustment related to federal and state credits claimed for the 2020 tax return and anticipated for the 2021 tax year, which decreased the effective tax rate by 0.3% and a $3.1 million favorable adjustment associated with a capital loss incurred for tax purposes on the elimination of a wholly-owned subsidiary, which decreased the effective tax rate by 2.1%.  Since utilization of the capital loss is not anticipated, a valuation allowance of $3.1 million was established against the full amount of the deferred tax balance for the capital loss carryforward, which increased the effective tax rate by 2.1%.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2021, 2020 and 2019 is as follows (dollars in thousands):

	2021	2020	2019
Gross unrecognized tax benefits, beginning of the year	$11,794	$9,859	$9,009
Additions for tax positions of prior years	941	-	-
Additions for tax positions related to the current year	4,250	2,954	1,957
Reductions for tax positions of prior years	-	(51)	(58)
Reductions due to lapse of applicable statute of limitations	(1,034)	(968)	(1,049)
Subtotal	15,951	11,794	9,859
Interest and penalties	2,020	1,919	1,901
Total gross unrecognized tax benefits, end of the year	$17,971	$13,713	$11,760

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $14.2 million and $10.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $1.2 million and $14.8 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $2.0 million and $1.9 million as of the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, we recognized less than $0.1 million of expense each year, related to interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

Perdoceo and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions and are routinely examined by tax authorities in these jurisdictions. As of December 31, 2021, Perdoceo had been examined by the Internal Revenue Service through our tax year ending December 31, 2014. Due to the expiration of various statutes of limitations, it is reasonably possible that Perdoceo’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.6 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss and tax credit carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Accrued occupancy	$11,012	$13,028
Foreign tax credits	16,958	27,321
Valuation allowance foreign tax credits	(16,958)	(16,958)
Compensation and employee benefits	6,371	7,054
Tax net operating loss carry forwards	17,832	19,183
Valuation allowance	(12,090)	(12,069)
Allowance for doubtful accounts	5,721	5,363
Accrued settlements and legal	199	203
Accrued restructuring and severance	343	353
Equity method for investments	401	406
General business tax credits	-	1,620
Capital loss	3,130	-
Capital loss valuation allowance	(3,130)	-
Amortization	3,486	5,656
Depreciation	851	-
Other	1,587	1,388
Total deferred income tax assets	35,713	52,548
Deferred income tax liabilities:
Depreciation	-	111
Right of use asset, net	9,244	10,611
Other	1,355	1,475
Total deferred income tax liabilities	10,599	12,197
Net deferred income tax assets	$25,114	$40,351

As of December 31, 2021, the Company has a gross deferred tax asset before valuation allowance of $179.2 million and a gross deferred tax liability of $44.7 million. As of December 31, 2020, the Company had a gross deferred tax asset before valuation allowance of $194.4 million and a gross deferred tax liability of $51.5 million.

For the tax year ended December 31, 2021, we expect to fully utilize $10.2 million of foreign tax credit carryforward and $1.8 million of general business tax credit carryforward to offset the federal tax liability that would otherwise be due in 2021. As for the remaining $17.0 million of foreign tax credit carryforward, which expires during 2022 and 2023 and is not supported by an ODL account balance, we continue to maintain a full valuation allowance. During the year ended December 31, 2021, the Company incurred a capital loss for tax purposes of $13.2 million on the elimination of a wholly-owned subsidiary. Given the absence of offsetting capital gains, the capital loss has no impact on the federal and state tax liability for both the current and prior years, and a valuation allowance has been established against the full amount of the deferred tax balance for the capital loss carryforward. We have state net operating loss (“NOL”) carryforwards of approximately $291.8 million, which expire between 2022 and 2037. Of this amount, approximately $180.5 million relates to separate state NOL carryforwards and $16.0 million relates to combined state NOL carryforwards, which we anticipate will not be used due to the teach-out of the schools in the applicable combined filing jurisdictions. Valuation allowances have been established against the full amounts of the deferred tax balances for the separate state NOL and the combined state NOL.

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

As of December 31, 2020 and for the first three quarters of 2021, a valuation allowance of $29.0 million was maintained with respect to our foreign tax credits and state net operating losses based on a consideration at each period end of both positive and negative evidence related to the realization of the deferred tax assets. During the quarter ended December 31, 2021, the Company incurred a $13.2 million capital loss for tax purposes on the elimination of a wholly-owned subsidiary, which generated a deferred tax asset of $3.1 million. In assessing whether the deferred tax asset on the capital loss was realizable, the Company considered the fact that capital losses can only be utilized to offset capital gains and there were no available capital gains in the current year. Furthermore, for federal tax purposes capital losses can generally only be carried back 3 years and carried forward 5 years. Since there is no opportunity to carry back the capital loss and no material capital gains are anticipated within the carry forward period, we determined a full valuation allowance was needed with respect to the capital loss. As of December 31, 2021, the total valuation allowance attributable to our non-ODL supported foreign tax credits, state net operating losses and capital loss carryforward is $32.2 million. The Company concluded it was not more likely than not for the deferred tax assets related to the non-ODL supported foreign tax credits to be realized and maintained the valuation allowance with respect to these assets. The separate state NOLs can generally only be used by the originating entity and relate to entities that no longer maintain active schools. Since these entities are not expected to generate future operating income, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. Similarly, the Company determined a valuation allowance was needed with respect to the portion of the combined state net operating losses which will likely go unused due to the teach-out of the schools located in the applicable combined filing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan (“the “2016 Plan”) became effective (as the Career Education Corporation 2016 Incentive Compensation Plan) on May 24, 2016, and the amendment and restatement of the 2016 Plan became effective on June 3, 2021, upon its approval by the Company’s stockholders. Under the 2016 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2021, there were approximately 7.0 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.6 million shares issuable upon exercise of outstanding options and (ii) 2.0 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2021. Additionally, as of December 31, 2021 under the Company’s previous 2008 Incentive Compensation Plan, there were approximately 0.4 million shares issuable upon exercise of outstanding options and 0.1 million shares underlying outstanding deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. The vesting of all types of awards is subject to possible acceleration in certain circumstances. If a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is generally forfeited.

As of December 31, 2021, we estimate that compensation expense of approximately $13.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

Stock option activity during the years ended December 31, 2021, 2020 and 2019 under our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,818,433	$9.59
Granted	41,958	21.29
Exercised	(258,621)	5.76		$2,902
Forfeited	(8,017)	15.39
Cancelled	(156,144)	22.99
Outstanding as of December 31, 2019	2,437,609	$9.32
Granted	-	-
Exercised	(1,040,304)	5.18		$7,615
Forfeited	(8,719)	11.79
Cancelled	(161,512)	30.25
Outstanding as of December 31, 2020	1,227,074	$10.07
Granted	-	-
Exercised	(103,407)	5.31		$725
Forfeited	-	-
Cancelled	(128,576)	22.01
Outstanding as of December 31, 2021	995,091	$9.02	4.57	$3,823
Exercisable as of December 31, 2021	929,700	$8.68	4.46	$3,823

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2021:

Options Outstanding			Options Exercisable
Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
64,000	$2.82	1.36	64,000	$2.82
106,656	$3.93	3.38	106,656	$3.93
108,922	$4.60	3.80	108,922	$4.60
23,704	$5.90	3.18	23,704	$5.90
105,645	$5.96	4.39	105,645	$5.96
73,308	$6.60	0.94	73,308	$6.60
105,533	$8.30	5.18	105,533	$8.30
72,794	$9.94	5.42	72,794	$9.94
236,452	$13.80	6.18	171,061	$13.80
98,077	$17.91	6.92	98,077	$17.91
995,091	$9.02	4.57	929,700	$8.68

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2021, 2020 and 2019:

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	2,017,477	$12.70
Granted	427,488	21.31
Vested	(500,818)	6.14
Forfeited	(22,955)	11.42
Outstanding as of December 31, 2019	1,921,192	$16.34
Granted	534,471	15.45
Vested	(242,515)	11.02
Forfeited	(67,098)	17.18
Outstanding as of December 31, 2020	2,146,050	$16.70
Granted	723,245	11.87
Vested	(1,329,017)	16.35
Forfeited	(77,085)	11.98
Outstanding as of December 31, 2021	1,463,193	$14.87

Deferred Stock Units to be Settled in Stock. Perdoceo granted deferred stock units to our non-employee directors prior to 2017. The deferred stock units are to be settled in shares of stock. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participants does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant. As of December 31, 2021, there are 73 thousand deferred stock units outstanding.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2021	2020	2019
Stock options	$464	$1,134	$1,690
Restricted stock units settled in stock	14,495	12,227	7,569
Restricted stock units settled in cash	-	(240)	2,301
Total stock-based compensation expense	$14,959	$13,121	$11,560

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

The fair value of stock option awards was estimated on the date of grant using the Black-Scholes-Merton option pricing model. During 2021, Perdoceo did not grant any stock options. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the year ended December 31, 2019 and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2021 (1)	2020 (1)	2019
Dividend yield	NA	NA	-
Risk-free interest rate	NA	NA	1.6%
Weighted average volatility	NA	NA	62.6%
Expected life (in years)	NA	NA	8.0
Weighted average grant date fair value per share of options granted	NA	NA	$13.78

 _________________

(1)	There were no stock options awarded during the years ended December 31, 2021 and 2020.

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

During the year ended December 31, 2021, we repurchased 2.3 million shares of our common stock for approximately $25.3 million at an average price of $10.94 per share and during the year ended December 31, 2020, we repurchased 1.3 million shares of our common stock for approximately $17.9 million at an average price of $13.53 per share. As of December 31, 2021, approximately $2.9 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

On January 27, 2022 the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commences March 1, 2022 and expires September 30, 2023. The other terms of the new stock repurchase program are consistent with the Company’s current stock repurchase program described above which expires February 28, 2022.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Basic common shares outstanding	70,024	69,414	70,088
Common stock equivalents	857	1,851	1,997
Diluted common shares outstanding	70,881	71,265	72,085

For the years ended December 31, 2021, 2020 and 2019, certain unexercised stock option awards are excluded from our computation of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computation of diluted earnings per share were 0.4 million, 0.5 million and 0.7 million shares for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued less than 0.1 million shares for each of the years ended December 31, 2021, 2020 and 2019, pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2021, 2020 and 2019, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. For employees hired on or after January 1, 2020, the participant is 100% vested in the company’s matching contribution after two years of service. Employees hired before January 1, 2020 are fully vested in the company’s matching contribution. During the years ended December 31, 2021, 2020 and 2019, we recorded expense under this plan of approximately $3.0 million, $3.0 million, and $2.6 million, respectively.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2021, 3.4 million shares of common stock have been issued under the plan.

The compensation expense for employee share purchases recorded during the years ended December 31, 2021, 2020 and 2019 in connection with the compensatory elements of our employee stock purchase plan was not significant.

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

☐

Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2021, students enrolled at CTU represented approximately 61% of our total enrollments. Approximately 96% of CTU’s students are enrolled in programs offered fully online. Through December 31, 2021 CTU’s campus-based and blended-format students pursued their education solely through CTU’s online platform as a result of the COVID-19 pandemic.

☐

The American InterContinental University System (AIUS or AIU System) is comprised of two universities: American InterContinental University (“AIU”) and Trident University International (“Trident” or “TUI”). AIUS is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2021, students enrolled at AIUS represented approximately 39% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Throughout 2021, courses at AIUS’ ground-based campuses were gradually offered in-person, with substantially all classes being offered in-person by December 31, 2021. Students are offered the opportunity to return to campus-based instruction or remain virtual through synchronous virtual instruction.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations, as well as results related to our closed campuses.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets (1)
For the Year Ended December 31, 2021
CTU (2)	$408,549	$148,481	$7,365	$2,949	$153,072
AIUS (3)	283,360	39,130	9,068	1,666	151,407
Corporate and Other (4)	1,125	(38,595)	333	5,838	542,954
Total	$693,034	$149,016	$16,766	$10,453	$847,433
For the Year Ended December 31, 2020
CTU	$405,507	$138,490	$6,165	$110	$96,922
AIUS (3)	281,361	30,822	8,301	1,224	141,602
Corporate and Other (4)	446	(26,378)	320	8,434	482,993
Total	$687,314	$142,934	$14,786	$9,768	$721,517
For the Year Ended December 31, 2019
CTU (5)	$392,263	$108,602	$5,397	$580
AIUS (6)	235,374	16,413	3,388	411
Corporate and Other (4) (7)	67	(38,553)	360	4,183
Total	$627,704	$86,462	$9,145	$5,174

__________________

(1)     Total assets are presented on a consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

(2)     CTU results of operations and total assets include the Hippo acquisition commencing on the September 10, 2021 date of acquisition and as of December 31, 2021.

(3)     AIUS results of operations and total assets include the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition and as of December 31, 2021 and the Trident acquisition commencing on the March 2, 2020 date of acquisition and as of December 31, 2021 and 2020.

(4)     Corporate and Other includes results of operations and total assets for closed campuses. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

(5)     CTU results of operations include a $18.6 million charge related to the FTC settlement for the year ended December 31, 2019.

(6)     AIUS results of operations include a $11.4 million charge related to the FTC settlement for the year ended December 31, 2019.

(7)	Corporate and Other results of operations include a $7.1 million charge related to the Oregon arbitration matter for closed campuses for the year ended December 31, 2019.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets (1):
For the year ended December 31, 2021	$29,027	$3,151	$-	$32,178
For the year ended December 31, 2020	$44,999	$68	$(16,040)	$29,027
For the year ended December 31, 2019	$48,037	$-	$(3,038)	$44,999
Valuation allowance for credit losses:
For the year ended December 31, 2021	$42,147	$44,349	$(47,241)	$39,255
For the year ended December 31, 2020	$31,964	$47,561	$(37,378)	$42,147
For the year ended December 31, 2019	$24,836	$43,470	$(36,342)	$31,964

(1)	Amounts include both continuing and discontinued operations gross deferred tax balances.