Form 10-Q
period 2022-03-31
PERDOCEO EDUCATION Corp
filed 2022-05-05
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of May 2, 2022: 68,779,291

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2022	2021
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$190,443	$319,982
Restricted cash	1,210	5,196
Total cash, cash equivalents and restricted cash	191,653	325,178
Short-term investments	307,620	174,213
Total cash and cash equivalents, restricted cash and short-term investments	499,273	499,391
Student receivables, gross	74,869	79,418
Allowance for credit losses	(40,765)	(36,385)
Student receivables, net	34,104	43,033
Receivables, other	8,845	1,692
Prepaid expenses	9,874	6,919
Inventories	1,405	904
Other current assets	2,702	2,514
Total current assets	556,203	554,453

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $116,927 and $113,711 as of March 31, 2022 and December 31, 2021, respectively	27,956	28,355
Right of use asset, net	34,535	36,664
Goodwill	162,579	162,579
Intangible assets, net of amortization of $10,328 and $8,662 as of March 31, 2022 and December 31, 2021, respectively	30,542	32,208
Student receivables, gross	4,206	4,242
Allowance for credit losses	(2,892)	(2,870)
Student receivables, net	1,314	1,372
Deferred income tax assets, net	24,128	25,114
Other assets	6,570	6,688
TOTAL ASSETS	$843,827	$847,433
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$8,355	$9,400
Accounts payable	12,135	10,838
Accrued expenses:
Payroll and related benefits	17,648	25,312
Advertising and marketing costs	9,971	8,690
Income taxes	10,982	211
Other	12,148	15,180
Deferred revenue	39,108	70,613
Total current liabilities	110,347	140,244

NON-CURRENT LIABILITIES:
Lease liability-operating	33,757	35,549
Other liabilities	21,343	21,530
Total non-current liabilities	55,100	57,079

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 89,264,034 and 88,724,438 shares issued, 68,779,291 and 68,748,662 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	893	887
Additional paid-in capital	677,311	674,242
Accumulated other comprehensive loss	(1,541)	(96)
Retained earnings	284,050	251,972
Treasury stock, at cost; 20,484,743 and 19,975,776 shares as of March 31, 2022 and December 31, 2021, respectively	(282,333)	(276,895)
Total stockholders' equity	678,380	650,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$843,827	$847,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands, Except Per Share Amounts)	2022	2021
REVENUE:
Tuition and fees, net	$181,327	$182,831
Other	1,632	807
Total revenue	182,959	183,638

OPERATING EXPENSES:
Educational services and facilities	28,088	28,974
General and administrative	106,296	110,045
Depreciation and amortization	4,882	4,002
Total operating expenses	139,266	143,021
Operating income	43,693	40,617

OTHER INCOME:
Interest income	333	359
Interest expense	(103)	(109)
Miscellaneous (expense) income	(89)	131
Total other income	141	381

PRETAX INCOME	43,834	40,998
Provision for income taxes	11,756	10,245
NET INCOME	32,078	30,753

NET INCOME PER SHARE - BASIC:	$0.47	$0.44

NET INCOME PER SHARE - DILUTED:	$0.46	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,746	70,149
Diluted	69,567	71,482

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2022	2021
NET INCOME	$32,078	$30,753
OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(81)	(129)
Unrealized loss on investments	(1,364)	(221)
Total other comprehensive loss	(1,445)	(350)
COMPREHENSIVE INCOME	$30,633	$30,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2022	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	32,078	32,078
Foreign currency translation	-	-	-	-	-	(81)	-	(81)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,364)	-	(1,364)
Treasury stock purchased	-	-	(363)	(3,828)	-	-	-	(3,828)
Share-based compensation expense	-	-	-	-	2,416	-	-	2,416
Common stock issued	540	6	(146)	(1,610)	653	-	-	(951)
BALANCE, March 31, 2022	89,264	$893	(20,485)	$(282,333)	$677,311	$(1,541)	$284,050	$678,380

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2021	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	30,753	30,753
Foreign currency translation	-	-	-	-	-	(129)	-	(129)
Unrealized loss on investments, net of tax	-	-	-	-	-	(221)	-	(221)
Share-based compensation expense	-	-	-	-	3,753	-	-	3,753
Common stock issued	530	5	(160)	(2,032)	309	-	-	(1,718)
BALANCE, March 31, 2021	87,795	$878	(17,363)	$(248,120)	$662,485	$14	$173,088	$588,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,078	$30,753
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	4,882	4,002
Bad debt expense	13,715	13,719
Compensation expense related to share-based awards	2,416	3,753
Deferred income taxes	986	4,767
Changes in operating assets and liabilities	(31,923)	(12,286)
Net cash provided by operating activities	22,154	44,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(194,997)	(126,009)
Sales of available-for-sale investments	59,825	64,408
Purchases of property and equipment	(4,742)	(1,042)
Payments for potential business acquisition	(7,000)	-
Net cash used in investing activities	(146,914)	(62,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	659	314
Purchase of treasury stock	(3,828)	-
Payments of employee tax associated with stock compensation	(1,610)	(2,032)
Release of cash held in escrow	(3,986)	-
Net cash used in financing activities	(8,765)	(1,718)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(133,525)	(19,653)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	325,178	109,684
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$191,653	$90,031

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

As of January 1, 2022, the Company began recording income (loss) from discontinued operations within other miscellaneous income (expense) on its unaudited condensed consolidated statements of income as future amounts will be immaterial and infrequent. Prior period amounts are also immaterial and have been recast to maintain comparability.

During the first quarter of 2022, the Company paid an advance deposit related to a potential acquisition which is reflected within other current receivables on its unaudited condensed consolidated balance sheets and as a cash outflow from investing activities on its unaudited condensed consolidated statements of cash flows. The fair value of this note receivable approximates carrying value due to its short term nature and is expected to be offset against the final purchase price should the acquisition close.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance to be adopted in 2023

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the Troubled Debt Restructuring (“TDR”) recognition and measurement guidance and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan (consistent with the accounting for other loan modifications). The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For all public business entities, ASU 2022-02 is effective for annual periods and interim periods beginning after December 15, 2022; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,000	$-	$-	$5,000
Non-governmental debt securities	208,401	3	(1,192)	207,212
Treasury and federal agencies	95,737	-	(329)	95,408
Total short-term investments (available for sale)	$309,138	$3	$(1,521)	$307,620

	December 31, 2021
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,028	$-	$(1)	$5,027
Non-governmental debt securities	168,623	27	(184)	168,466
Treasury and federal agencies	720	-	-	720
Total short-term investments (available for sale)	$174,371	$27	$(185)	$174,213

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

As of March 31, 2022, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of March 31, 2022 and December 31, 2021. Additionally, money market funds of $51.8 million and $225.3 million included within cash and cash equivalents on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, were measured under Level 1, and commercial paper and treasury bills of $63.9 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of March 31, 2022 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2022, our investment in an equity affiliate equated to a 30.7%, or $3.0 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended March 31, 2022 and 2021, we recorded approximately $0.1 million of loss and approximately $0.2 million of gain, respectively, related to our proportionate investment in CCKF within miscellaneous (expense) income on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to CCKF related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees recorded during the quarters ended March 31, 2022 and 2021 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2022	$433
For the quarter ended March 31, 2021	$423

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

As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters ended March 31, 2022 and 2021 (dollars in thousands):

	For the Quarter Ended March 31, 2022				For the Quarter Ended March 31, 2021
	CTU (4)	AIUS (5)	Corporate and Other(6)	Total	CTU	AIUS	Corporate and Other(6)	Total
Tuition, net (1)	$106,927	$65,451	$-	$172,378	$99,605	$74,498	$-	$174,103
Technology fees	5,442	3,110	-	8,552	5,483	2,795	-	8,278
Other miscellaneous fees (2)	182	215	-	397	292	158	-	450
Total tuition and fees, net	112,551	68,776	-	181,327	105,380	77,451	-	182,831
Other revenue (3)	597	756	279	1,632	442	26	339	807
Total revenue	$113,148	$69,532	$279	$182,959	$105,822	$77,477	$339	$183,638

__________________

(1)

Tuition includes revenue earned for degree-granting programs as well as revenue earned for non-degree professional development and continuing education offerings related to the DigitalCrafts and Hippo acquisitions from the date of acquisitions.

(2)	Other miscellaneous fees primarily include graduation fees.
(3)	Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(4)	CTU includes revenue related to the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(5)	AIUS includes revenue related to the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(6)	Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed to students. These fees are earned over the applicable term and are not considered separate performance obligations. We bill student tuition upon enrollment for our non-degree professional development and continuing education offerings and recognize the tuition as revenue on a straight-line basis over the length of the offering.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

	As of
	March 31, 2022	December 31, 2021
Gross deferred revenue	$67,850	$113,719
Gross contract assets	(28,742)	(43,106)
Deferred revenue, net	$39,108	$70,613

Deferred Revenue

Changes in our deferred revenue balances for the quarters ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2022			For the Quarter Ended March 31, 2021
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, January 1	$64,674	$49,045	$113,719	$28,522	$56,880	$85,402
Revenue earned from prior balances	(53,952)	(36,987)	(90,939)	(25,689)	(42,403)	(68,092)
Billings during period(1)	86,621	48,575	135,196	101,784	52,561	154,345
Revenue earned for new billings during the period	(58,599)	(31,789)	(90,388)	(79,691)	(35,048)	(114,739)
Other adjustments	599	(337)	262	210	896	1,106
Gross deferred revenue, March 31	$39,343	$28,507	$67,850	$25,136	$32,886	$58,022

______________

(1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.3 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Certain unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our universities, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.4 million of revenue for each of the quarters ended March 31, 2022 and 2021, for payments received from withdrawn students.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.3 million and $1.4 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2022	2021
Balance, beginning of period	$39,255	$42,147
Provision for credit losses	13,715	13,724
Amounts written-off	(10,264)	(13,067)
Recoveries	951	981
Balance, end of period	$43,657	$43,785

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended March 31, 2022	For the Quarter Ended March 31, 2021
Lease expenses (1)
Fixed lease expenses - operating	$2,767	$3,015
Variable lease expenses - operating	815	1,513
Sublease income	(276)	(499)
Total lease expenses	$3,306	$4,029

Other information
Gross operating cash flows for operating leases (2)	$(4,555)	$(5,221)
Operating cash flows from subleases (2)	$274	$530

	As of March 31, 2022	As of March 31, 2021
Weighted average remaining lease term (in months) – operating leases	68	73
Weighted average discount rate – operating leases	4.9%	5.0%

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

Subleases

Historically, for certain of our leased locations we have vacated the facility and have fully or partially subleased the space. As of March 31, 2022, we have one sublease with a remaining term of 13 months, for which we remain the guarantor under the lease and therefore become the intermediate lessor. We have recognized sublease income of $0.3 million and $0.5 million for the quarters ended March 31, 2022 and 2021, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.8 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

On April 8, 2022, the Company received a Civil Investigative Demand (“CID”) from the Department of Justice (“DOJ”). The CID requests information and documentation from CTU regarding compliance with federal financial aid credit hour requirements for five of its entry-level courses as well as information regarding CTU’s learning management system. The information sought covers the time period from January 1, 2017 to the present. The Company is cooperating with the DOJ with a view towards resolving this inquiry as promptly as possible.

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

Contingent Consideration for Business Acquisitions

We have an accrual for contingent consideration amounts related to the DigitalCrafts and Hippo acquisitions in the aggregate fair value amount of $3.2 million as of March 31, 2022. Pursuant to the acquisition agreements, post-closing contingent consideration payments are expected to be paid in early 2024 based upon the achievement of certain financial metrics, with an aggregate maximum amount of $6.5 million.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended March 31,
(Dollars in Thousands)	2022	2021
Pretax income	$43,834	$40,998
Provision for income taxes	$11,756	$10,245
Effective rate	26.8%	25.0%

As of December 31, 2021, a valuation allowance of $32.2 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance, state net operating losses, and capital loss carryforward. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $32.2 million valuation allowance against our non-ODL supported foreign tax credits, state net operating losses, and capital loss carryforward as of March 31, 2022.

The effective tax rate for the quarter ended March 31, 2022 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The net effect of these discrete items increased the effective tax rate by 0.5%. The effective tax rate for the quarter ended March 31, 2021 was benefitted by the release of previously recorded tax reserves, which reduced the effective tax rate by 1.3%.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.6 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2022 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2022, we had accrued $2.0 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the quarters ended March 31, 2022 and 2021, the Company granted approximately 0.3 million restricted stock units in each period which are not “performance-based” and which have a grant-date fair value of approximately $2.9 million and $3.6 million, respectively.

Additionally, for the quarters ended March 31, 2022 and 2021, the Company granted approximately 0.4 million restricted stock units in each period which are “performance-based” and which have a grant-date fair value of approximately $4.0 million and $4.2 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2022 and 2021 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters ended March 31, 2022 and 2021.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters ended March 31, 2022 and 2021 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2022	2021
Stock options	$89	$160
Restricted stock units settled in stock	2,323	3,588
Total share-based compensation expense	$2,412	$3,748

As of March 31, 2022, we estimate that total compensation expense of approximately $17.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

11. STOCK REPURCHASE PROGRAM

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. The other terms of the new stock repurchase program are consistent with the Company’s previous stock repurchase program which expired February 28, 2022.

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

During the quarter ended March 31, 2022, we repurchased 0.4 million shares of our common stock for approximately $3.8 million at an average price of $10.56 per share. There were no stock repurchases during the quarter ended March 31, 2021.

As of March 31, 2022, approximately $46.2 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2022 and 2021 were as follows (shares in thousands):

	For the Quarter Ended March 31,
	2022	2021
Basic common shares outstanding	68,746	70,149
Common stock equivalents	821	1,333
Diluted common shares outstanding	69,567	71,482

For the quarters ended March 31, 2022 and 2021, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.3 million and 0.5 million shares for the quarters ended March 31, 2022 and 2021, respectively.

13. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. These segments are organized by key market segments and to enhance brand focus within each segment to more effectively execute our business plan. As of March 31, 2022, our two segments are:

♦

Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2022, students enrolled at CTU represented approximately 63% of our total enrollments. Approximately 95% of CTU’s students are enrolled in programs offered fully online. Beginning in the first quarter of 2022, CTU’s ground-based campuses began to offer in-person instruction to students with the option to remain virtual.

♦

The American InterContinental University System (AIUS or AIU System) is comprised of two universities: American InterContinental University (“AIU”) and Trident University International (“Trident” or “TUI”). AIUS is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2022, students enrolled at AIUS represented approximately 37% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS’ ground-based campus are offered the opportunity to return to campus-based instruction or remain virtual.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,

	Revenue				Operating Income (Loss)
	2022	% of Total	2021	% of Total	2022	2021
CTU (1)	$113,148	61.8%	$105,822	57.6%	$43,026	$36,143
AIUS (2)	69,532	38.0%	77,477	42.2%	9,523	11,323
Corporate and Other (3)	279	0.2%	339	0.2%	(8,856)	(6,849)
Total	$182,959	100.0%	$183,638	100.0%	$43,693	$40,617

	Total Assets as of (4)
	March 31, 2022	December 31, 2021
CTU	$152,252	$153,072
AIUS	138,730	151,407
Corporate and Other (3)	552,845	542,954
Total	$843,827	$847,433

(1)	CTU results of operations include the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)	AIUS results of operations include the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(3)	Corporate and Other includes results of operations and total assets for closed campuses. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.
(4)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “may,” “should,” ”will,” “continue to,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2022 Quarterly Reports on Form 10-Q.

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

2022 First Quarter Overview

During the quarter ended March 31, 2022 (“current quarter”), we continued to focus on enhancing student experiences, retention and academic outcomes as students adjust to the evolving COVID-19 pandemic and as pandemic-era restrictions ease. We believe the prolonged pandemic and its resulting safety measures, as well as the macro-economic and governmental response, has impacted overall student engagement and will continue to have a lingering impact on total student enrollments for the remainder of 2022. As a result, during the first quarter we continued to experience some students pause their academic programs or decide not to begin classes which negatively impacted total student enrollments as of the end of the current quarter. While we did see some improvement in student engagement during the current quarter we expect total student enrollments for the full year to decrease as compared to the prior year.

Additionally, leveraging data analytics, we made adjustments to our marketing strategies beginning in the third quarter of 2021. We believe these changes should further improve our ability, in the long term, to identify prospective students who are more likely to succeed at one of our universities. However, in the short-term, we believe these changes negatively impacted total student enrollments as of March 31, 2022 and will continue to negatively impact total student enrollments during the second quarter of 2022.

Total student enrollments decreased 14.7% at March 31, 2022 as compared to March 31, 2021, with CTU decreasing by 13.9% and AIUS decreasing by 16.1%. These decreases were a result of the factors mentioned above along with a negative timing impact as a result of the academic calendar redesign for the CTU segment. In early 2021, we redesigned CTU’s academic calendar to strategically place breaks between sessions and provide more opportunities for students to continue with their academic programs. We believe this redesign may improve student experiences and engagement. CTU’s academic calendar redesign, along with the previous academic calendar redesign at AIU, may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact.

We believe investments in technology positively impact student experiences and academic outcomes. During the current quarter, we continued to invest in our technology infrastructure, including data analytics, so that our teams can be more effective in their student support efforts. Our technology infrastructure advancement project is progressing well and we continue to update our mobile platform and virtual campus. Additionally, we are experiencing longer than expected position vacancies and increased employee compensation expectations as a result of the competitive job market. As a result, we invested more in our recruiting resources and thus far have been maintaining appropriate staffing levels to effectively serve and educate our students.

While we believe that the factors impacting student engagement discussed above will negatively impact total student enrollments in 2022, we believe that the rate of decline in total student enrollments should gradually improve throughout the remainder of 2022 as the changes to our marketing processes begin to annualize in the third quarter of 2022 and as students further adjust to an environment post COVID-19. Typically, changes in total student enrollments have a lag in the impact on revenue, and, as a result, we expect revenue and operating income for 2022 to be lower as compared to 2021, excluding any positive impacts from acquisitions or the academic calendar redesign. We will continue our efforts to adjust our operating processes and expenses to align with overall revenue and enrollment trends, although we do not expect these adjustments to fully offset the expected revenue decline. Our strong balance sheet and technology infrastructure provide us with the ability to adapt our operations in response to fluctuations in enrollment trends. We continue to monitor for future impacts of a potential worsening of global economic conditions on our university operations and for changes in prospective student interest or student engagement levels as a result of changes in CDC and state mandated COVID-19 protocols and the U.S. economy.

Financial Highlights

Revenue for the quarter ended March 31, 2022 decreased by 0.4% or $0.7 million as compared to the prior year quarter, resulting from an increase in revenue for CTU of 6.9% or $7.3 million which was more than offset with a decrease for AIUS of 10.3% or $7.9 million. The revenue increase for CTU was primarily driven by a positive timing impact of the academic calendar redesign along with the Hippo acquisition. Excluding these positive impacts, CTU would have experienced a decline in revenue as compared to the prior year quarter which, along with the decline at AIUS, was driven by the factors impacting total student enrollments previously discussed. Operating income for the current year increased to $43.7 million as compared to operating income of $40.6 million for the prior year quarter. The increase in operating income was primarily due to increased revenue at CTU along with decreased operating expense associated with advertising and marketing, admissions and occupancy for the current quarter as compared to the prior year quarter.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $50.9 million for the current quarter as compared to $44.9 million for the prior year quarter. The improvement was driven by the same factors discussed above for the improvement in operating income.

Adjusted operating income and adjusted earnings per diluted share for the quarters ended March 31, 2022 and 2021 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended March 31,
Adjusted Operating Income	2022	2021

Operating income	$43,693	$40,617
Depreciation and amortization (1)	4,882	4,002
Legal fee expense related to certain matters (2)	2,347	242
Adjusted Operating Income (3)	$50,922	$44,861

	For the Quarter Ended March 31,
Adjusted Earnings Per Diluted Share	2022	2021

Reported Earnings Per Diluted Share	$0.46	$0.43
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.02	0.01
Legal fee expense related to certain matters (2)	0.03	-
Total pre-tax adjustments	$0.05	$0.01
Tax effect of adjustments (4)	(0.01)	-
Total adjustments after tax	0.04	0.01
Adjusted Earnings Per Diluted Share (3)	$0.50	$0.44

(1)	Amortization for acquired intangible assets relate to definite-lived intangible assets associated with the Trident, DigitalCrafts and Hippo acquisitions.
(2)	Legal fee expense associated with (i) responses to the Department relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts.
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

Regulatory Updates

Institutional and Programmatic Eligibility Negotiated Rulemaking. The Department’s previously announced negotiated rulemaking committee regarding institutional and programmatic eligibility requirements met in January, February and March 2022. As part of each negotiating session, the Department provided issue papers that revealed its intent to adjust current requirements as well as impose a number of additional obligations for schools and programs to remain eligible for Title IV Program funds.

Negotiators reached consensus on two of seven topics that were open for discussion:

•	Adopting new regulations to calculate the ratio of a for-profit school’s revenue that is federal education assistance, referred to as the “90-10 Rule”; and
•	Establishing Title IV Program eligibility through an alternative process known as the "ability to benefit.”

Negotiators failed to come to agreement on the remaining topics:

•	Adopting a program eligibility rule tied to the term “gainful employment”;
•	Imposing new requirements on owners and operators that sign agreements with the Department to participate in Title IV Programs;
•	Placing additional requirements and limits on changes of ownership or control;
•	Adopting new events that can lead to the posting of letters of credit or other commitments as part of the Department’s financial responsibility standards; and
•	The Department’s proposal to add a number of requirements schools must satisfy in order to be considered administratively capable.

With negotiations completed, the next step in the rulemaking process is for the Department to draft and publish proposed regulations on these topics, or a subset of the topics, for public comment. On the two areas where negotiators reached consensus, the

Department is obligated to use the consensus language in the regulatory text it publishes for comment. On the areas where consensus was not reached, the Department is free to draft language as it sees fit. The consensus proposal on the “90-10 Rule” includes an expanded view of what aid would be considered “federal educational assistance” under the rule, and is expected to include any identifiable revenue a school receives from tuition assistance programs offered by federal agencies, such as the Departments of Defense, Veterans Affairs and Labor. The consensus proposal also includes a number of technical changes, including a departure from the historical focus on cash basis revenue and existing Title IV Program cash management regulations. For example, institutions would be required to accelerate the receipt of, or would be deemed to have received, federal funds at the end of the annual measurement period.

Following a public comment period on the proposed regulations, the Department will review and address the comments received and publish final regulations. Publication of final regulations in the Federal Register must occur on or before November 1 for the regulations to be effective for the next federal student financial aid award year, which begins July 1 of the following year.

See Item 1, “Business – Legislative Action and Recent Department Regulatory Initiatives” and “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for an overview of the previously adopted and rescinded gainful employment regulation and the current rules relating to the 90-10 Rule, change of ownership or control, financial responsibility and administrative capability.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for information about the potential impact of new regulations on our business.

Pending Borrower Defense to Repayment Applications. In May 2021, the Department notified the Company that the Department has several thousand borrower defense applications that make claims regarding the Company’s institutions, including institutions that have ceased operations. As part of the initial fact-finding process, the Department will send individual student claims to the Company and allow the institutions the opportunity to submit responses to the borrower defense applications. A large majority of the claims received involve institutions or campuses that have ceased operations and, in some cases, involve students who attended over 25 years ago. We have submitted initial responses to the majority of claims received, and these responses indicate that we believe the applications fail to establish a valid borrower defense and the Department should therefore deny them. We continue to receive additional claims and respond to requests for information going back as far as 25 years with respect to these claims. The outcome of the Department’s evaluation of each of these applications is uncertain. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - ‘Borrower defense to repayment’ regulations, including closed school discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information about risks associated with the borrower defense to repayment regulations.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2022 and 2021 (dollars in thousands):

	For the Quarter Ended March 31,
	2022	% of Total Revenue	2021	% of Total Revenue	2022 vs 2021 % Change
TOTAL REVENUE	$182,959		$183,638		-0.4%
OPERATING EXPENSES
Educational services and facilities (1)	28,088	15.4%	28,974	15.8%	-3.1%
General and administrative: (2)
Advertising and marketing	32,798	17.9%	36,794	20.0%	-10.9%
Admissions	22,744	12.4%	25,840	14.1%	-12.0%
Administrative	37,039	20.2%	33,687	18.3%	10.0%
Bad debt	13,715	7.5%	13,724	7.5%	-0.1%
Total general and administrative expense	106,296	58.1%	110,045	59.9%	-3.4%
Depreciation and amortization	4,882	2.7%	4,002	2.2%	22.0%
OPERATING INCOME	43,693	23.9%	40,617	22.1%	7.6%

PRETAX INCOME	43,834	24.0%	40,998	22.3%	6.9%
PROVISION FOR INCOME TAXES	11,756	6.4%	10,245	5.6%	-14.7%
Effective tax rate	26.8%		25.0%

NET INCOME	$32,078	17.5%	$30,753	16.7%	4.3%

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

Revenue

Revenue for the first quarter of 2022 (“current quarter”) decreased by 0.4% or $0.7 million as compared to the prior year quarter. The current quarter decrease is driven by a $7.9 million decline in revenue within AIUS which was partially offset with an increase of $7.3 million within CTU. Revenue for the current quarter was positively impacted by the academic calendar redesign at CTU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2022	2021	2022 vs 2021 % Change
Educational services and facilities:
Academics & student related	$23,694	$23,833	-0.6%
Occupancy	4,394	5,141	-14.5%
Total educational services and facilities	$28,088	$28,974	-3.1%

Current quarter educational services and facilities expense decreased by 3.1% or $0.9 million as compared to the prior year quarter, with 0.6% or $0.1 million lower academics and student related expense and 14.5% or $0.7 million lower occupancy expense as compared to the prior year quarter. Academics and student related expense remained relatively flat as compared to the prior year quarter while the decrease in occupancy expense for the current quarter was primarily a result of the relocation of our CTU Colorado Springs campus to a smaller facility.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2022	2021	2022 vs 2021 % Change
General and administrative:
Advertising and marketing	$32,798	$36,794	-10.9%
Admissions	22,744	25,840	-12.0%
Administrative	37,039	33,687	10.0%
Bad debt	13,715	13,724	-0.1%
Total general and administrative expense	$106,296	$110,045	-3.4%

The general and administrative expense for the current quarter decreased by 3.4% or $3.7 million as compared to the prior year quarter, driven by decreases in advertising and marketing and admissions expenses. Partially offsetting the current quarter decreases in admissions and advertising and marketing expense were increased administrative costs as compared to the prior year quarter.

Advertising and marketing expense for the current quarter decreased by 10.9% or $4.0 million as compared to the prior year quarter, as a result of adjustments to our marketing processes related to identifying prospective student interest within both CTU and AIUS. Admissions expense decreased by 12.0% or $3.1 million as compared to the prior year quarter as a result of the changes to marketing processes mentioned above which also benefit admissions expense at both institutions.

Administrative expense for the current quarter increased by 10.0% or $3.4 million as compared to the prior year quarter primarily driven by increased legal fees within Corporate and Other related to the borrower defense to repayment applications from former students.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2022	% of Segment Revenue	2021	% of Segment Revenue	2022 vs 2021 % Change
Bad debt expense:
CTU	$7,185	6.4%	$6,323	6.0%	13.6%
AIUS	6,551	9.4%	7,415	9.6%	-11.7%
Corporate and Other	(21)	NM	(14)	NM	NM
Total bad debt expense	$13,715	7.5%	$13,724	7.5%	-0.1%

Bad debt expense for the current quarter remained relatively flat as compared to the prior year quarter. AIUS’ bad debt expense decreased by 11.7% or $0.9 million as compared to the prior year quarter which was offset with increased bad debt expense at CTU of 13.6% or $0.9 million, as compared to the prior year quarter.

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

Operating Income

Operating income increased by 7.6% or $3.1 million for the current quarter as compared to the prior year quarter. The current quarter improvement was primarily due to decreased advertising and marketing and admissions expenses which more than offset the increase in administrative expense and lower revenue for the current quarter as compared to the prior year quarter.

Provision for Income Taxes

For the quarter ended March 31, 2022, we recorded a provision for income taxes of $11.8 million or 26.8% as compared to a provision for income taxes of $10.2 million or 25.0% for the prior year quarter. The effective tax rate for the quarter ended March 31, 2022 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, the net effect of which increased the effective tax rate by 0.5%. The effective tax rate for the quarter ended March 31, 2021 was benefitted by the release of previously recorded tax reserves, which reduced the effective tax rate by 1.3%. For the full year 2022, we expect our effective tax rate to be between 25.5% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2022	2021	% Change	2022	2021	% Change	2022	2021
REVENUE:
CTU (1)	$113,148	$105,822	6.9%	$43,026	$36,143	19.0%	38.0%	34.2%
AIUS (2)	69,532	77,477	-10.3%	9,523	11,323	-15.9%	13.7%	14.6%
Corporate and other (3)	279	339	-17.7%	(8,856)	(6,849)	29.3%	NM	NM
Total	$182,959	$183,638	-0.4%	$43,693	$40,617	7.6%	23.9%	22.1%

_________________

(1)	CTU’s results of operations include the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)	AIUS’ results of operations include the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(3)	Results of operations for closed campuses are included within Corporate and Other. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by participating in class related activities. Total student enrollments do not include learners participating in non-degree professional development and continuing education offerings.

	TOTAL STUDENT ENROLLMENTS
	As of March 31,
	2022	2021	% Change
CTU	23,500	27,300	-13.9%
AIUS	14,100	16,800	-16.1%
Total	37,600	44,100	-14.7%

CTU. Current quarter revenue increased by 6.9% or $7.3 million as compared to the prior year quarter. The current quarter revenue was positively impacted by the timing impact of the academic calendar redesign as well as the Hippo acquisition. CTU experienced a decrease in total student enrollment of 13.9% at March 31, 2022 as compared to March 31, 2021. We believe the decrease in total student enrollments was primarily due to the following two factors: students pausing their academic programs and deciding not to begin class as a result of the COVID-19 pandemic, and changes in our marketing and student recruitment processes as we continue to use technology and data analytics to help us identify prospective students who are more likely to succeed at one of our universities. Additionally, total student enrollments were negatively impacted by the academic calendar redesign for the current quarter.

Current quarter operating income for CTU improved by 19.0% or $6.9 million as compared to the prior year quarter, primarily due to increased revenue as a result of the timing impact of the academic calendar redesign.

AIUS. Current quarter revenue decreased by 10.3% or $7.9 million as compared to the prior year quarter. AIUS experienced a decrease in total student enrollment of 16.1% at March 31, 2022 as compared to March 31, 2021. We believe the decrease in total student enrollments was caused by the same two factors as mentioned above for CTU.

Current quarter operating income for AIUS decreased by 15.9% or $1.8 million as compared to the prior year quarter, driven by the lower revenue discussed above which more than offset decreased operating expense, primarily within advertising and marketing and admissions expenses, as compared to the prior year quarter.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company and remaining expenses associated with closed campuses. Total Corporate and Other operating loss for the current quarter increased 29.3% or $2.0 million as compared to the prior year quarter, primarily as a result of increased legal fee expense associated with the borrower defense to repayment applications from former students.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2022, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $499.3 million. Restricted cash as of March 31, 2022 was $1.2 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Hippo acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2022. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and acquisitions through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement. As of March 31, 2022, there were no amounts outstanding under the revolving credit facility.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions of quality educational institutions or programs and share repurchases. We completed two acquisitions with a combined initial cash consideration of approximately $57.1 million during the year ended December 31, 2021 and we currently anticipate that we will complete another acquisition by the end of 2022 with a purchase price relatively similar to the 2021 acquisitions. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commences March 1, 2022 and expires September 30, 2023. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Share repurchases will remain a part of our capital allocation strategy. The Company repurchased approximately 0.4 million shares for $3.8 million during the quarter ended March 31, 2022.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2022 and 2021, net cash flows provided by operating activities totaled $22.2 million and $44.7 million, respectively. The current quarter decrease in net cash flows provided by operating activities was driven by the timing impact of Title IV cash receipts which negatively impacted the current quarter.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2022 and 2021, approximately 77% and 81%, respectively, of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

For further discussion of Title IV Program funding and other funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2022 and 2021, net cash flows used in investing activities totaled $146.9 million and $62.6 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $135.2 million and $61.6 million for the quarters ended March 31, 2022 and 2021, respectively.

Payments for potential business acquisition. During the quarter ended March 31, 2022, the Company made advance deposit payments of $7.0 million in connection with a potential business acquisition.

Capital Expenditures. Capital expenditures increased to $4.7 million for the quarter ended March 31, 2022 as compared to $1.0 million for the quarter ended March 31, 2021. Capital expenditures represented approximately 2.6% and 0.6% of total revenue for the quarters ended March 31, 2022 and 2021, respectively. For the full year 2022, we expect capital expenditures to be approximately 2.0% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2022 and 2021, net cash flows used in financing activities totaled $8.8 million and $1.7 million, respectively. The current quarter included $3.8 million of payments to repurchase shares of our common stock and a $4.0 million payment to release the escrow associated with the Trident acquisition.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $1.6 million and $2.0 million for the quarters ended March 31, 2022 and 2021, respectively.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2021 to March 31, 2022 were as follows (dollars in thousands):

	March 31,	December 31,
	2022	2021	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	$34,104	$43,033	-21%
Receivables, other	8,845	1,692	423%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	17,648	25,312	-30%
Income taxes	10,982	211	5105%
Deferred revenue	39,108	70,613	-45%

           Student receivables, net: The decrease is primarily related to the timing of academic terms within AIUS and CTU.

Receivables, other: The increase is primarily related to the $7.0 million advance deposit in connection with a potential acquisition.

Accrued expenses – payroll and related benefits: The decrease is primarily related to payments made during the current quarter of annual incentive compensation.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2022.

Deferred revenue: The decrease is primarily related to the timing impact of the academic terms within CTU and AIUS.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2022, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of March 31, 2022, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of March 31, 2022 and December 31, 2021. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. See Note 11 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2021				$2,889,583
January 1, 2022—January 31, 2022	-	$-	-	2,889,583
February 1, 2022—February 28, 2022	-	-	-	2,889,583
March 1, 2022—March 31, 2022	508,967	10.69	362,571	46,164,617
Total	508,967		362,571

(1)

Includes 146,396 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.

(2)

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program of up to $50.0 million which commenced on March 1, 2022 and expires on September 30, 2023. The previous stock repurchase program expired on February 28, 2022.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+10.1

First Amendment to Credit Agreement entered into as of April 1, 2022, among Perdoceo Education Corporation, the guarantors and the lenders under the Credit Agreement and Wintrust Bank, N.A., as administrative agent and letter of credit issuer

*10.2	2022 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 11, 2022

*10.3	Form of Retention Bonus Award Agreement	Exhibit 10.2 to our Form 8-K filed on March 11, 2022

*10.4	Amended and Restated Letter Agreement between Perdoceo Education Corporation and Todd Nelson dated January 19, 2022	Exhibit 10.1 to our Form 8-K filed on January 20, 2022

*10.5	Letter Agreement between Perdoceo Education Corporation and Jeffrey Ayers dated February 21, 2022	Exhibit 10.21 to our Form 10-K for the year ended December 31, 2021

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: May 5, 2022	By:	/s/ ANDREW H. HURST
Andrew H. Hurst President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)