Form 10-Q
period 2022-06-30
PERDOCEO EDUCATION Corp
filed 2022-08-08
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of August 2, 2022: 67,756,553

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2022	2021
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$148,749	$319,982
Restricted cash	1,191	5,196
Total cash, cash equivalents and restricted cash	149,940	325,178
Short-term investments	366,840	174,213
Total cash and cash equivalents, restricted cash and short-term investments	516,780	499,391
Student receivables, gross	73,129	79,418
Allowance for credit losses	(40,943)	(36,385)
Student receivables, net	32,186	43,033
Receivables, other	8,617	1,692
Prepaid expenses	10,306	6,919
Inventories	1,168	904
Other current assets	2,737	2,514
Total current assets	571,794	554,453

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $116,233 and $113,711 as of June 30, 2022 and December 31, 2021, respectively	26,952	28,355
Right of use asset, net	32,443	36,664
Goodwill	162,579	162,579
Intangible assets, net of amortization of $11,994 and $8,662 as of June 30, 2022 and December 31, 2021, respectively	28,877	32,208
Student receivables, gross	4,138	4,242
Allowance for credit losses	(2,843)	(2,870)
Student receivables, net	1,295	1,372
Deferred income tax assets, net	25,671	25,114
Other assets	6,450	6,688
TOTAL ASSETS	$856,061	$847,433
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$7,278	$9,400
Accounts payable	12,419	10,838
Accrued expenses:
Payroll and related benefits	22,887	25,312
Advertising and marketing costs	9,548	8,690
Income taxes	7,995	211
Other	14,504	15,180
Deferred revenue	35,567	70,613
Total current liabilities	110,198	140,244

NON-CURRENT LIABILITIES:
Lease liability-operating	31,990	35,549
Other liabilities	21,113	21,530
Total non-current liabilities	53,103	57,079

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 89,358,511 and 88,724,438 shares issued, 67,756,553 and 68,748,662 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	894	887
Additional paid-in capital	679,400	674,242
Accumulated other comprehensive loss	(3,174)	(96)
Retained earnings	309,817	251,972
Treasury stock, at cost; 21,601,958 and 19,975,776 shares as of June 30, 2022 and December 31, 2021, respectively	(294,177)	(276,895)
Total stockholders' equity	692,760	650,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$856,061	$847,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands, Except Per Share Amounts)	2022	2021	2022	2021
REVENUE:
Tuition and fees, net	$165,896	$174,804	$347,223	$357,635
Other	1,788	735	3,420	1,542
Total revenue	167,684	175,539	350,643	359,177

OPERATING EXPENSES:
Educational services and facilities	27,269	28,532	55,357	57,506
General and administrative	101,332	107,132	207,628	217,177
Depreciation and amortization	4,909	3,913	9,791	7,915
Asset impairment	228	-	228	-
Total operating expenses	133,738	139,577	273,004	282,598
Operating income	33,946	35,962	77,639	76,579

OTHER INCOME:
Interest income	1,094	322	1,427	681
Interest expense	(99)	(280)	(202)	(389)
Miscellaneous (expense) income	(226)	(36)	(315)	95
Total other income	769	6	910	387

PRETAX INCOME	34,715	35,968	78,549	76,966
Provision for income taxes	8,948	9,319	20,704	19,564
NET INCOME	25,767	26,649	57,845	57,402

NET INCOME PER SHARE - BASIC:	$0.38	$0.38	$0.84	$0.82

NET INCOME PER SHARE - DILUTED:	$0.37	$0.37	$0.83	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,341	70,299	68,542	70,224
Diluted	69,182	71,679	69,376	71,616

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands)	2022	2021	2022	2021
NET INCOME	$25,767	$26,649	$57,845	$57,402
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(164)	28	(245)	(101)
Unrealized loss on investments	(1,469)	(22)	(2,833)	(243)
Total other comprehensive (loss) income	(1,633)	6	(3,078)	(344)
COMPREHENSIVE INCOME	$24,134	$26,655	$54,767	$57,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, April 1, 2022	89,264	$893	(20,485)	$(282,333)	$677,311	$(1,541)	$284,050	$678,380
Net income	-	-	-	-	-	-	25,767	25,767
Foreign currency translation	-	-	-	-	-	(164)	-	(164)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,469)	-	(1,469)
Treasury stock purchased	-	-	(1,117)	(11,842)	-	-	-	(11,842)
Share-based compensation expense	-	-	-	-	1,900	-	-	1,900
Common stock issued	95	1	-	(2)	189	-	-	188
BALANCE, June 30, 2022	89,359	$894	(21,602)	$(294,177)	$679,400	$(3,174)	$309,817	$692,760

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, April 1, 2021	87,795	$878	(17,363)	$(248,120)	$662,485	$14	$173,088	$588,345
Net income	-	-	-	-	-	-	26,649	26,649
Foreign currency translation	-	-	-	-	-	28	-	28
Unrealized loss on investments, net of tax	-	-	-	-	-	(22)	-	(22)
Treasury stock purchased	-	-	(440)	(5,372)	-	-	-	(5,372)
Share-based compensation expense	-	-	-	-	3,677	-	-	3,677
Common stock issued	90	1	-	(2)	308	-	-	307
BALANCE, June 30, 2021	87,885	$879	(17,803)	$(253,494)	$666,470	$20	$199,737	$613,612

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2022	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	57,845	57,845
Foreign currency translation	-	-	-	-	-	(245)	-	(245)
Unrealized loss on investments, net of tax	-	-	-	-	-	(2,833)	-	(2,833)
Treasury stock purchased	-	-	(1,480)	(15,670)	-	-	-	(15,670)
Share-based compensation expense	-	-	-	-	4,316	-	-	4,316
Common stock issued	635	7	(146)	(1,612)	842	-	-	(763)
BALANCE, June 30, 2022	89,359	$894	(21,602)	$(294,177)	$679,400	$(3,174)	$309,817	$692,760

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2021	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	57,402	57,402
Foreign currency translation	-	-	-	-	-	(101)	-	(101)
Unrealized loss on investments, net of tax	-	-	-	-	-	(243)	-	(243)
Treasury stock purchased	-	-	(440)	(5,372)	-	-	-	(5,372)
Share-based compensation expense	-	-	-	-	7,430	-	-	7,430
Common stock issued	620	6	(160)	(2,034)	617	-	-	(1,411)
BALANCE, June 30, 2021	87,885	$879	(17,803)	$(253,494)	$666,470	$20	$199,737	$613,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended June 30,
(In Thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,845	$57,402
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	228	-
Depreciation and amortization expense	9,791	7,915
Bad debt expense	24,379	26,168
Compensation expense related to share-based awards	4,316	7,430
Deferred income taxes	(557)	8,569
Changes in operating assets and liabilities	(41,223)	(24,739)
Net cash provided by operating activities	54,779	82,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(330,797)	(218,437)
Sales of available-for-sale investments	134,964	127,193
Purchases of property and equipment	(6,765)	(3,059)
Payments for pending business acquisition	(7,000)	-
Net cash used in investing activities	(209,598)	(94,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	849	623
Purchase of treasury stock	(15,670)	(5,372)
Payments of employee tax associated with stock compensation	(1,612)	(2,034)
Release of cash held in escrow	(3,986)	-
Net cash used in financing activities	(20,419)	(6,783)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(175,238)	(18,341)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	325,178	109,684
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$149,940	$91,343

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

As of January 1, 2022, the Company began recording loss from discontinued operations within other miscellaneous (expense) income on its unaudited condensed consolidated statements of income as future amounts will be immaterial and infrequent. Prior period amounts are also immaterial and have been recast to maintain comparability.

During 2022, the Company paid an advance deposit related to a pending acquisition which is reflected within other current receivables on its unaudited condensed consolidated balance sheets and as a cash outflow from investing activities on its unaudited condensed consolidated statements of cash flows. The fair value of this note receivable approximates carrying value due to its short term nature and will be offset against the final purchase price.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance to be adopted in 2023

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For all public business entities, ASU 2022-03 is effective for annual periods and interim periods beginning after December 15, 2024; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the Troubled Debt Restructuring (“TDR”) recognition and measurement guidance and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan (consistent with the accounting for other loan modifications). The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For all public business entities, ASU 2022-02 is effective for annual periods and interim periods beginning after December 15, 2022; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$3,037	$-	$(1)	$3,036
Non-governmental debt securities	225,682	3	(2,032)	223,653
Treasury and federal agencies	141,106	2	(957)	140,151
Total short-term investments (available for sale)	$369,825	$5	$(2,990)	$366,840

	December 31, 2021
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,028	$-	$(1)	$5,027
Non-governmental debt securities	168,623	27	(184)	168,466
Treasury and federal agencies	720	-	-	720
Total short-term investments (available for sale)	$174,371	$27	$(185)	$174,213

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

As of June 30, 2022, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of June 30, 2022 and December 31, 2021. Additionally, money market funds of $63.9 million and $225.3 million included within cash and cash equivalents on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, were measured under Level 1. Federal agency debt securities of $7.0 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of June 30, 2022 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of June 30, 2022, our investment in an equity affiliate equated to a 30.7%, or $2.6 million, non-controlling interest in CCKF, a Dublin-based educational technology company providing intelligent systems to power the delivery of individualized and personalized learning.

During the quarters ended June 30, 2022 and 2021, we recorded approximately $0.2 million of loss and $0.1 million of loss, respectively, and during the years to date ended June 30, 2022 and 2021, we recorded approximately $0.3 million of loss and $0.2 million of gain, respectively, related to our proportionate investment in CCKF within miscellaneous (expense) income on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to CCKF related to proprietary rights that we use in our intellipath® personalized learning technology. The total fees recorded during the quarters and years to date ended June 30, 2022 and 2021 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2022	$394
For the quarter ended June 30, 2021	$436
For the year to date ended June 30, 2022	$827
For the year to date ended June 30, 2021	$859

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

As of June 30, 2022 and December 31, 2021, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended June 30, 2022 and 2021 (dollars in thousands):

	For the Quarter Ended June 30, 2022				For the Quarter Ended June 30, 2021
	CTU (4)	AIUS (5)	Corporate and Other(6)	Total	CTU	AIUS	Corporate and Other(6)	Total
Tuition, net (1)	$94,828	$63,083	$-	$157,911	$95,723	$70,123	$-	$165,846
Technology fees	4,658	2,929	-	7,587	5,530	2,873	-	8,403
Other miscellaneous fees (2)	263	135	-	398	389	166	-	555
Total tuition and fees, net	99,749	66,147	-	165,896	101,642	73,162	-	174,804
Other revenue (3)	712	773	303	1,788	393	61	281	735
Total revenue	$100,461	$66,920	$303	$167,684	$102,035	$73,223	$281	$175,539

	For the Year to Date Ended June 30, 2022				For the Year to Date Ended June 30, 2021
	CTU (4)	AIUS (5)	Corporate and Other(6)	Total	CTU	AIUS	Corporate and Other(6)	Total
Tuition, net (1)	$201,755	$128,534	$-	$330,289	$195,328	$144,621	$-	$339,949
Technology fees	10,100	6,039	-	16,139	11,013	5,668	-	16,681
Other miscellaneous fees (2)	445	350	-	795	681	324	-	1,005
Total tuition and fees, net	212,300	134,923	-	347,223	207,022	150,613	-	357,635
Other revenue (3)	1,309	1,529	582	3,420	835	87	620	1,542
Total revenue	$213,609	$136,452	$582	$350,643	$207,857	$150,700	$620	$359,177

__________________

(1)	Tuition includes revenue earned for degree-granting programs as well as revenue earned for non-degree professional development and continuing education offerings.
(2)	Other miscellaneous fees primarily include graduation fees.
(3)	Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(4)	CTU includes revenue related to an acquisition completed on September 10, 2021.
(5)	AIUS includes revenue related to an acquisition completed on August 2, 2021.
(6)	Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

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

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by university and program. Academic terms are determined by start dates, which vary by university and program and are generally 8-12 weeks in length. Our non-degree professional development and continuing education offerings are available via subscription –based access for up to 52 weeks or online courses which are generally 12-18 weeks in length.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of June 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	As of
	June 30, 2022	December 31, 2021
Gross deferred revenue	$67,485	$113,719
Gross contract assets	(31,918)	(43,106)
Deferred revenue, net	$35,567	$70,613

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2022			For the Quarter Ended June 30, 2021
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, April 1	$39,343	$28,507	$67,850	$25,136	$32,886	$58,022
Revenue earned from prior balances	(33,358)	(23,850)	(57,208)	(22,814)	(26,977)	(49,791)
Billings during period(1)	88,990	76,034	165,024	155,861	83,904	239,765
Revenue earned for new billings during the period	(66,391)	(42,297)	(108,688)	(78,828)	(46,185)	(125,013)
Other adjustments	273	234	507	(1,537)	21	(1,516)
Gross deferred revenue, June 30	$28,857	$38,628	$67,485	$77,818	$43,649	$121,467

	For the Year to Date Ended June 30, 2022			For the Year to Date Ended June 30, 2021
	CTU	AIU	Total	CTU	AIU	Total
Gross deferred revenue, January 1	$64,674	$49,045	$113,719	$28,522	$56,880	$85,402
Revenue earned from prior balances	(55,433)	(38,066)	(93,499)	(25,698)	(44,809)	(70,507)
Billings during period(1)	175,611	124,609	300,220	257,645	136,465	394,110
Revenue earned for new billings during the period	(156,867)	(96,857)	(253,724)	(181,324)	(105,804)	(287,128)
Other adjustments	872	(103)	769	(1,327)	917	(410)
Gross deferred revenue, June 30	$28,857	$38,628	$67,485	$77,818	$43,649	$121,467

______________

(1)	Billings during period includes adjustments for prior billings.

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

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.4 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Certain unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our universities, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.3 million and $0.5 million of revenue for the quarters ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.9 million for the years to date ended June 30, 2022 and 2021, respectively, for payments received from withdrawn students.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.3 million and $1.4 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$43,657	$43,785	$39,255	$42,147
Provision for credit losses	10,664	12,448	24,379	26,172
Amounts written-off	(11,258)	(14,253)	(21,522)	(27,320)
Recoveries	723	896	1,674	1,877
Balance, end of period	$43,786	$42,876	$43,786	$42,876

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended June 30, 2022	For the Year to Date Ended June 30, 2022
Lease expenses (1)
Fixed lease expenses - operating	$2,695	$5,462
Variable lease expenses - operating	1,079	1,894
Sublease income	(269)	(545)
Total lease expenses	$3,505	$6,811

Other information
Gross operating cash flows for operating leases (2)	$(4,263)	$(8,818)
Operating cash flows from subleases (2)	$279	$553

	For the Quarter Ended June 30, 2021	For the Year to Date Ended June 30, 2021
Lease expenses (1)
Fixed lease expenses - operating	$2,806	$5,821
Variable lease expenses - operating	1,239	2,752
Sublease income	(335)	(834)
Total lease expenses	$3,710	$7,739

Other information
Gross operating cash flows for operating leases (2)	$(4,313)	$(9,534)
Operating cash flows from subleases (2)	$353	$883

	As of June 30, 2022	As of June 30, 2021
Weighted average remaining lease term (in months) – operating leases	67	72
Weighted average discount rate – operating leases	4.8%	4.9%

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

Subleases

Historically, for certain of our leased locations we have vacated the facility and have fully or partially subleased the space. As of June 30, 2022, we have one sublease with a remaining term of 11 months, for which we remain the guarantor under the lease and therefore become the intermediate lessor. We have recognized sublease income of $0.3 million for each of the quarters ended June 30, 2022 and 2021 and $0.5 million and $0.8 million for the years to date ended June 30, 2022 and 2021, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income.

8. CONTINGENCIES

An accrual for estimated legal fees of $2.9 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

Contingent Consideration for Business Acquisitions

We have an accrual for contingent consideration amounts related to the DigitalCrafts and Hippo acquisitions in the aggregate fair value amount of $3.2 million as of June 30, 2022. Pursuant to the acquisition agreements, post-closing contingent consideration payments are expected to be paid in early 2024 based upon the achievement of certain financial metrics, with an aggregate maximum amount of $6.5 million.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
Pretax income	$34,715	$35,968	$78,549	$76,966
Provision for income taxes	$8,948	$9,319	$20,704	$19,564
Effective rate	25.8%	25.9%	26.4%	25.4%

As of December 31, 2021, a valuation allowance of $32.2 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance, state net operating losses, and capital loss carryforward. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $32.2 million valuation allowance against our non-ODL supported foreign tax credits, state net operating losses, and capital loss carryforward as of June 30, 2022.

The effective tax rate for the quarter and year to date ended June 30, 2022 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The net effect of these discrete items decreased the effective tax rate for the quarter and year to date by 1.2% and 0.3%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2021 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The net effect of these discrete items decreased the effective tax rate for the prior year quarter and year to date by 0.4% and 0.7%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.6 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2022 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2022, we had accrued $2.0 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the quarters ended June 30, 2022 and 2021, the Company granted less than 0.1 million restricted stock units in each period which are not “performance-based” and which have a grant-date fair value of approximately $0.8 million for each period. For the years to date ended June 30, 2022 and 2021, the Company granted approximately 0.4 million restricted stock units in each period which are not “performance-based” and which have a grant-date fair value of approximately $3.7 million and $4.4 million, respectively.

For the years to date ended June 30, 2022 and 2021, the Company granted approximately 0.4 million restricted stock units in each period which are “performance-based” and which have a grant-date fair value of approximately $4.0 million and $4.2 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2022 and 2021 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters or years to date ended June 30, 2022 and 2021.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters and years to date ended June 30, 2022 and 2021 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2022	2021	2022	2021
Stock options	$-	$96	$89	$256
Restricted stock units settled in stock	1,897	3,577	4,220	7,165
Total share-based compensation expense	$1,897	$3,673	$4,309	$7,421

As of June 30, 2022, we estimate that total compensation expense of approximately $16.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the quarters ended June 30, 2022 and 2021, we repurchased 1.1 million shares and 0.4 million shares of our common stock, respectively, for approximately $11.8 million at an average price of $10.60 per share during the quarter ended June 30, 2022 and $5.4 million at an average price of $12.23 per share during the quarter ended June 30, 2021. During the years to date ended June 30, 2022 and 2021, we repurchased 1.5 million shares and 0.4 million shares of our common stock, respectively, for approximately $15.7 million at an average price of $10.59 during the year to date ended June 30, 2022 and for approximately $5.4 million at an average price of $12.23 per share during the year to date ended June 30, 2021.

As of June 30, 2022, approximately $34.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2022 and 2021 were as follows (shares in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2022	2021	2022	2021
Basic common shares outstanding	68,341	70,299	68,542	70,224
Common stock equivalents	841	1,380	834	1,392
Diluted common shares outstanding	69,182	71,679	69,376	71,616

For the quarters and years to date ended June 30, 2022 and 2021, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.3 million and 0.4 million shares for the quarters ended June 30, 2022 and 2021, respectively, and 0.3 million and 0.4 million shares for the years to date ended June 30, 2022 and 2021, respectively.

13. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. As of June 30, 2022, our two segments are:

♦

Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2022, students enrolled at CTU represented approximately 65% of our total enrollments. Approximately 96% of CTU’s students are enrolled in programs offered fully online. Students at CTU’s ground-based campuses take both in-person and virtual classes.

♦

The American InterContinental University System (AIUS or AIU System) is comprised of two universities: American InterContinental University (“AIU”) and Trident University International (“Trident” or “TUI”). AIUS is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2022, students enrolled at AIUS represented approximately 35% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS’ ground-based campus take both in-person and virtual classes.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,

	Revenue				Operating Income (Loss)
	2022	% of Total	2021	% of Total	2022	2021
CTU (1)	$100,461	59.9%	$102,035	58.1%	$33,008	$35,398
AIUS (2)	66,920	39.9%	73,223	41.7%	10,733	9,218
Corporate and Other (3)	303	0.2%	281	0.2%	(9,795)	(8,654)
Total	$167,684	100.0%	$175,539	100.0%	$33,946	$35,962

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2022	% of Total	2021	% of Total	2022	2021
CTU (1)	$213,609	60.9%	$207,857	57.9%	$76,034	$71,541
AIUS (2)	136,452	38.9%	150,700	42.0%	20,256	20,541
Corporate and Other (3)	582	0.2%	620	0.1%	(18,651)	(15,503)
Total	$350,643	100.0%	$359,177	100.0%	$77,639	$76,579

	Total Assets as of (4)
	June 30, 2022	December 31, 2021
CTU	$152,602	$153,072
AIUS	179,288	151,407
Corporate and Other (3)	524,171	542,954
Total	$856,061	$847,433

(1)	CTU results of operations include the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)	AIUS results of operations include the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(3)	Corporate and Other includes results of operations and total assets for closed campuses. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.
(4)	Total assets do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

14. SUBSEQUENT EVENT

The Company completed the acquisition of substantially all of the assets and academic programs of California Southern University (“Cal Southern”), a regionally accredited university, effective July 1, 2022. The initial cash purchase price, net of cash received, was approximately $40 million. For the trailing twelve months ended June 30, 2022, Cal Southern had unaudited revenues of approximately $17.8 million. Cal Southern offers non-Title IV online associate, bachelors, masters and doctoral degrees, with a focus primarily in psychology, business management and risk management.

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

2022 Second Quarter Overview

During the quarter ended June 30, 2022 (“current quarter”), revenue decreased 4.5% to $167.7 million and operating income decreased 5.6% to $33.9 million as compared to the prior year quarter. We continued to invest in technology upgrades and maintain appropriate levels of academic and student support services that we believe are positively impacting academic outcomes and student experiences. Our current quarter operating results were supported by better than expected improvements in student engagement, as the overall macroeconomic and governmental responses generally wind down from the pandemic. While student engagement showed progress, we continued to experience a lingering impact from the pandemic which impacted the total student enrollments for the end of the second quarter.

Beginning in the third quarter of 2021, we began leveraging data analytics and made adjustments to our marketing processes. We believe these changes should further improve our ability, in the long term, to identify prospective students who are more likely to succeed at one of our universities. However, in the short-term, we believe these changes negatively impacted total student enrollments as of June 30, 2022.

As a result of the factors mentioned above, total student enrollments decreased 7.0% at June 30, 2022 as compared to June 30, 2021, with CTU decreasing by 2.3% and AIUS decreasing by 14.5%. We continue to expect total student enrollments to be lower for the full year as compared to the prior year.

We believe investments in technology positively impact student experiences and academic outcomes. During the current quarter, we continued to make investments to upgrade our student-serving technology and leveraged data analytics and machine learning to provide timely and relevant engagement with our students. Our chatbots at AIU and CTU are one such example, and are now being used throughout the student academic life cycle beginning with student onboarding and enrollment and continuing through to students in the classroom. We believe these investments are resulting in increased levels of student engagement across our academic institutions. In addition, we are continuing to maintain proper staffing levels to ensure students are receiving appropriate support at all stages of their education journey.

While we believe that the factors impacting student engagement discussed above will negatively impact total student enrollments in 2022, we believe that the rate of decline in total student enrollments should lessen throughout the remainder of 2022 as the changes to our marketing processes begin to annualize in the third quarter of 2022 and as students further adjust to an environment post COVID-19. Typically, changes in total student enrollments have a lag in the impact on revenue, and, as a result, we still expect revenue and operating income for 2022 to be lower as compared to 2021, excluding any positive impacts from acquisitions or the academic calendar redesign. We will continue our efforts to adjust our operating processes and expenses to align with overall revenue and enrollment trends, although we do not expect these adjustments to fully offset the expected revenue decline.

Financial Highlights

Revenue for the quarter ended June 30, 2022 decreased by 4.5% or $7.9 million as compared to the prior year quarter, resulting from a decrease in revenue for CTU of 1.5% or $1.6 million and a decrease for AIUS of 8.6% or $6.3 million. The decrease in revenue for the current quarter was driven primarily by lower total student enrollments as previously discussed. Operating income in the current quarter decreased to $33.9 million as compared to operating income of $36.0 million in the prior year quarter. The decrease in operating income for the current quarter was primarily due to decreased revenue which was partially offset with decreased operating expenses, in particular, advertising and marketing, bad debt and admissions expenses.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $41.9 million for the current quarter as compared to $42.3 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended June 30, 2022 and 2021 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Operating Income	2022	2021	2022	2021

Operating income	$33,946	$35,962	$77,639	$76,579
Depreciation and amortization (1)	4,909	3,913	9,791	7,915
Legal fee expense related to certain matters (2)	3,087	2,416	5,434	2,658
Adjusted Operating Income	$41,942	$42,291	$92,864	$87,152

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Earnings Per Diluted Share	2022	2021	2022	2021

Reported Earnings Per Diluted Share	$0.37	$0.37	$0.83	$0.80
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.02	0.01	0.05	0.02
Legal fee expense related to certain matters (2)	0.05	0.04	0.08	0.04
Total pre-tax adjustments	$0.07	$0.05	$0.13	$0.06
Tax effect of adjustments (3)	(0.02)	(0.01)	(0.03)	(0.01)
Total adjustments after tax	0.05	0.04	0.10	0.05
Adjusted Earnings Per Diluted Share	$0.42	$0.41	$0.93	$0.85

(1)Amortization for acquired intangible assets relate to definite-lived intangible assets associated with acquisitions.

(2)Legal fee expense associated with (i) responses to the Department relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts.

(3)The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

Regulatory Updates

2021-22 Negotiated Rulemakings

In December 2021, the Department concluded negotiated rulemaking on a number of topics related to affordability and student loans. The collection of topics discussed during these negotiations generally related to different Title IV regulations that impact the Department’s ability to discharge student loans. During the process, the Department expressed a goal of making it easier for students to have their loans discharged or forgiven and providing more favorable loan repayment terms. The Department also intends to make it easier to seek recovery of discharged loan funds from institutions through leveraging existing processes and modifications to current procedures. On July 13, 2022, the Department published in the Federal Register a set of proposed regulations for public comment covering most of the topics that were part of the affordability and student loan negotiations. The public comment period was set at 30 days, with a due date of August 12, 2022. The proposed regulations in the July 13, 2022 Notice of Proposed Rulemaking include the following topics:

•	Discharges for borrowers with a total and permanent disability;
•	Eliminating certain interest capitalization events not required by statute;
•	Discharges for when a school falsely certifies a student was eligible for Title IV Program financial aid;
•	Closed school discharge;
•	Expanding and simplifying public service loan forgiveness;
•	Modifying the borrower defense to repayment processes for students;
•	Modifying the process of recovering funds from schools for loans discharged pursuant to the borrower defense to repayment process; and
•	Prohibiting schools from adopting or enforcing pre-dispute arbitration requirements and waivers of class action lawsuits.

The proposed rules would remove certain barriers and simplify the process for borrowers with a total and permanent disability and borrowers seeking public service loan forgiveness. The proposed rules would expand the closed school discharge provisions. The proposed rules would also reduce the required supporting evidence and related obligations of students applying for borrower defense to repayment (“BDR”) loan forgiveness, expand the categories students could raise in a BDR application, and provide the Department wide latitude to selectively adjudicate future BDR applications without affording institutions an adequate opportunity to respond. The BDR rules would also remove any statute of limitations on student claims and create a rebuttable presumption in favor of full loan forgiveness as opposed to partial relief for most approved applications, eliminating the Department’s approach under the current rules of assessing whether and the extent to which a student had been financially harmed. The combination of the reduced requirements, increased categories, and presumptions will increase the likelihood of loan forgiveness and potentially create a significant financial incentive for existing and former students to apply for loan forgiveness regardless of a claim’s merit. The proposed rules also increase the burden on institutions to maintain and provide documentation to refute student claims. As a result, an institution’s failure to maintain and provide timely and responsive information that goes beyond the contents of a typical student’s academic file in response to future BDR applications could form the basis for loan forgiveness.

Under existing BDR rules, the standards applicable to BDR applications generally corresponds to the rules that were in effect when the loans were disbursed. The standards arising from existing and prior regulations are sometimes referred to as the pre-2016 BDR standards, 2016 BDR standards and the 2019 BDR standards to correlate to the BDR rules initially applicable when adopted in 1994, and then thereafter as revised by the Department’s BDR rulemaking processes in 2016 and 2019. The Department seeks to eliminate the differing standards that have resulted from these prior rulemakings. Upon the effective date of these new regulations, the Department proposes to apply its new standards to all pending and future BDR applications regardless of prior rules or limitations applicable to such BDR applications and regardless of loan disbursement date.

As a separate process from the adjudication of a borrower’s BDR application, the proposed rules establish a new process for the Department to pursue recovery of funds from schools for any loans it forgives pursuant to a BDR application. The proposed rules would require the Department to rely and adhere to existing or prior applicable BDR regulations for loans disbursed prior to the effective date of the regulations, but would significantly expand the basis for recovery for loans disbursed after the rules become effective.

After the 30-day comment period, if final regulations are published by the Department prior to November 1, 2022, the regulations would become effective July 1, 2023. The Department has indicated that it intends to publish final regulations by November 1, 2022. We continue to closely monitor the rulemaking process along with the Department’s public statements, legal filings, and other communications but are unable to determine the ultimate impact of any final regulations on our business at this time.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability, and make compliance more difficult,” for information about the potential impact of new regulations on our business.

On July 28, 2022, the Department published in the Federal Register another set of proposed regulations for public comment covering a topic that was part of the 2021 affordability and student loan negotiations along with two topics that were part of the 2022 institutional and programmatic eligibility negotiations. The public comment period was set for 30 days. The proposed regulations in the July 28, 2022 Notice of Proposed Rulemaking include the following topics:

•	Adopting new regulations to calculate the ratio of a for-profit school’s revenue that is federal education assistance, referred to as the “90-10 Rule”;
•	Placing additional requirements and limits on changes of ownership or control; and
•	Pell Grant eligibility for prison education programs.

The proposed regulation describing the new “90-10 Rule” includes an expanded view of what aid would be considered “federal educational assistance” under the rule, and is expected to include any identifiable revenue a school receives from tuition assistance programs offered by federal agencies, such as the Departments of Defense, Veterans Affairs and Labor. The consensus proposal also includes a number of technical changes, including a departure from the historical focus on cash basis revenue and existing Title IV Program cash management regulations. For example, institutions would be required to accelerate the receipt of, or would be deemed to have received, federal funds at the end of the annual measurement period.

Following the public comment period on the proposed regulations, the Department will review and address the comments received and publish final regulations. Publication of final regulations in the Federal Register must occur on or before November 1 for the regulations to be effective for the next federal student financial aid award year, which begins July 1 of the following year. The Department has indicated that it intends to publish final regulations by November 1, 2022. Additionally, the Department has also indicated it still intends to publish proposed regulations regarding changes to its income driven loan repayment policies in 2022. The effective date of these rules is uncertain.

On June 21, 2022, the Department indicated in the White House Office of Management and Budget’s Spring 2022 Unified Agenda of Regulatory and Deregulatory Actions that it had updated the proposed timing for new regulations it is considering. Although the Department completed negotiated rulemaking sessions on the following topics in March 2022, it now expects the publication of any proposed regulations on these topics to be delayed until April 2023 while it focuses resources on its other pending rule proposals:

•	Establishing Title IV Program eligibility through an alternative process known as the "ability to benefit”;
•	Reviving the program eligibility rule tied to the term “gainful employment”;
•	Imposing new requirements on owners and operators that sign agreements with the Department to participate in Title IV Programs;
•	Adopting new events that can lead to the posting of letters of credit or other commitments as part of the Department’s financial responsibility standards; and
•	The Department’s proposal to add a number of requirements schools must satisfy in order to be considered administratively capable.

If final regulations are published by the Department on one or more of these additional topics prior to November 1, 2023, the regulations would become effective July 1, 2024.

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

Pending Borrower Defense to Repayment Applications. In May 2021, the Department notified the Company that the Department had several thousand borrower defense applications that made claims regarding the Company’s institutions, including institutions that have ceased operations. As part of its initial fact-finding process, the Department sends individual student applications to the Company and allows the institutions the opportunity to submit responses to the borrower defense applications. We have submitted initial responses to these applications, and these responses indicate that we believe the applications fail to establish a valid borrower defense and the Department should therefore deny them. We continue to receive additional borrower defense applications from the Department beyond the ones the Company was originally notified of by the Department. We are in the process of submitting initial responses to such applications which we also believe fail to establish a valid borrower defense. A large majority of the claims received to date involve institutions or campuses that have ceased operations and, in some cases, involve students who attended over 25 years ago. We also continue to respond to requests from the Department for information going back as far as 25 years with respect to these claims.

In June 2019, a class action lawsuit initially styled as Sweet, et. al. vs. Devos and now styled as Sweet, et. al. vs. Cardona was filed against Secretary Devos in the Northern District of California alleging the Department was not properly or timely or adjudicating pending borrower defense applications under its regulations. This matter has been pending for several years and until recently the Department had been defending its process for reviewing and adjudicating BDR applications. However, on June 22, 2022, the Department signed and filed a proposed settlement agreement, which remains subject to the court’s review and approval, that creates a strong presumption in favor of approval of BDR applications for class members regardless of the merits of the application under existing legal standards. The proposed settlement additionally overturns determinations previously reached by the Department to deny thousands of applications. The settlement’s proposed relief provides class members a discharge of any outstanding loan amounts, refunds prior payments and removes adverse credit reporting. The settlement class includes all unadjudicated applications pending as of June 22, 2022 with the exception of those included in a separate legal proceeding. The settlement includes a list of approximately 153 institutions that the Department singled out for a streamlined or automatic approval process for their pending applications. Our institutions were included on the list.

Beyond providing relief for applicants with claims that have been pending with the Department for long periods of time, the settlement potentially promotes the filing of new claims by proposing a new lower standard for reviewing and approving any BDR applications submitted prior to the court’s final approval of the settlement. Advocacy organizations and news outlets have further promoted the potential benefits of filing BDR applications in light of the proposed conditions applicable to approval under the terms of the proposed settlement. Although the proposed settlement does not directly indicate the Department plans to seek recovery from educational institutions, it does expressly leave open that possibility. Given the significant size of the proposed loan forgiveness under the settlement, which, in light of potential new applications, is expected to greatly exceed the current $6 billion estimates, Department staff likely will be under significant political pressure to attribute its decision to conduct by institutions as indicated by the separate listing of 153 institutions. The outcome of the Department’s evaluation of each of the applications received by the Company, the impact of the settlement on these applications and whether the Department seeks recovery from our institutions with respect to these applications remains uncertain.

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

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2022 and 2021 (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2022	% of Total Revenue	2021	% of Total Revenue	2022 vs 2021 % Change	2022	% of Total Revenue	2021	% of Total Revenue	2022 vs 2021 % Change
TOTAL REVENUE	$167,684		$175,539		-4.5%	$350,643		$359,177		-2.4%
OPERATING EXPENSES
Educational services and facilities (1)	27,269	16.3%	28,532	16.3%	-4.4%	55,357	15.8%	57,506	16.0%	-3.7%
General and administrative: (2)
Advertising and marketing	30,426	18.1%	35,442	20.2%	-14.2%	63,224	18.0%	72,236	20.1%	-12.5%
Admissions	23,699	14.1%	25,188	14.3%	-5.9%	46,443	13.2%	51,028	14.2%	-9.0%
Administrative	36,543	21.8%	34,054	19.4%	7.3%	73,582	21.0%	67,741	18.9%	8.6%
Bad debt	10,664	6.4%	12,448	7.1%	-14.3%	24,379	7.0%	26,172	7.3%	-6.9%
Total general and administrative expense	101,332	60.4%	107,132	61.0%	-5.4%	207,628	59.2%	217,177	60.5%	-4.4%
Depreciation and amortization	4,909	2.9%	3,913	2.2%	25.5%	9,791	2.8%	7,915	2.2%	23.7%
Asset impairment	228	0.1%	-	0.0%	NM	228	0.1%	-	0.0%	NM
OPERATING INCOME	33,946	20.2%	35,962	20.5%	-5.6%	77,639	22.1%	76,579	21.3%	1.4%

PRETAX INCOME	34,715	20.7%	35,968	20.5%	-3.5%	78,549	22.4%	76,966	21.4%	2.1%
PROVISION FOR INCOME TAXES	8,948	5.3%	9,319	5.3%	-4.0%	20,704	5.9%	19,564	5.4%	5.8%
Effective tax rate	25.8%		25.9%			26.4%		25.4%

NET INCOME	$25,767	15.4%	$26,649	15.2%	-3.3%	$57,845	16.5%	$57,402	16.0%	0.8%

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

Revenue

The current quarter and year to date revenue decreased by 4.5% or $7.9 million and 2.4% or $8.5 million, respectively, as compared to the prior year periods. The current quarter includes a $6.3 million decline in revenue within AIUS and a $1.6 million decline in revenue within CTU, as compared to the prior year period. These declines were driven by the overall decline in total student enrollments. The current year to date includes a $14.2 million decline in revenue within AIUS which was partially offset with an increase of $5.8 million within CTU. The increase in CTU’s revenue for the current year to date was driven by a positive impact related to the academic calendar redesign at CTU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2022	2021	2022 vs 2021 % Change	2022	2021	2022 vs 2021 % Change
Educational services and facilities:
Academics & student related	$22,883	$23,800	-3.9%	$46,577	$47,633	-2.2%
Occupancy	4,386	4,732	-7.3%	8,780	9,873	-11.1%
Total educational services and facilities	$27,269	$28,532	-4.4%	$55,357	$57,506	-3.7%

The educational services and facilities expense for the current quarter and year to date improved by 4.4% or $1.3 million and 3.7% or $2.1 million, respectively, as compared to the prior year periods. The improvement was driven by academics and student related expense which improved for the current quarter and year to date by 3.9% or $0.9 million and 2.2% or $1.1 million, respectively, as compared to the prior year periods, primarily as a result of lower total student enrollments. Occupancy expense for the current quarter and year to date improved by 7.3% or $0.3 million and 11.1% or $1.1 million, respectively, as compared to the prior year periods.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2022	2021	2022 vs 2021 % Change	2022	2021	2022 vs 2021 % Change
General and administrative:
Advertising and marketing	$30,426	$35,442	-14.2%	$63,224	$72,236	-12.5%
Admissions	23,699	25,188	-5.9%	46,443	51,028	-9.0%
Administrative	36,543	34,054	7.3%	73,582	67,741	8.6%
Bad debt	10,664	12,448	-14.3%	24,379	26,172	-6.9%
Total general and administrative expense	$101,332	$107,132	-5.4%	$207,628	$217,177	-4.4%

The general and administrative expense for the current quarter and year to date improved by 5.4% or $5.8 million and 4.4% or $9.5 million, respectively, as compared to the prior year periods, driven by decreases in advertising and marketing, admissions and bad debt expenses, as explained more fully below. Partially offsetting the current quarter and year to date decreases in these expenses were increased administrative costs as compared to the prior year periods.

Advertising and marketing expense for the current quarter and year to date decreased by 14.2% or $5.0 million and 12.5% or $9.0 million, respectively, as compared to the prior year periods, as a result of adjustments to our marketing processes related to identifying prospective student interest within both CTU and AIUS. Admissions expense for the current quarter and year to date decreased by 5.9% or $1.5 million and 9.0% or $4.6 million, respectively, as compared to the prior year periods, primarily as a result of lower student enrollments and the changes to marketing processes mentioned above which also benefit admissions expense at both institutions.

Administrative expense for the current quarter and year to date increased by 7.3% or $2.5 million and 8.6% or $5.8 million, respectively, as compared to the prior year periods, primarily driven by increased legal fees within Corporate and Other, including legal fees related to the borrower defense to repayment applications from former students, as well as acquisition-related costs.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2022	% of Segment Revenue	2021	% of Segment Revenue	2022 vs 2021 % Change	2022	% of Segment Revenue	2021	% of Segment Revenue	2022 vs 2021 % Change
Bad debt expense:
CTU	$5,990	6.0%	$5,757	5.6%	4.0%	$13,175	6.2%	$12,080	5.8%	9.1%
AIUS	4,682	7.0%	6,710	9.2%	-30.2%	11,233	8.2%	14,125	9.4%	-20.5%
Corporate and Other	(8)	NM	(19)	NM	NM	(29)	NM	(33)	NM	NM
Total bad debt expense	$10,664	6.4%	$12,448	7.1%	-14.3%	$24,379	7.0%	$26,172	7.3%	-6.9%

Bad debt expenses improved by 14.3% or $1.8 million and 6.9% or $1.8 million for the current quarter and current year to date, respectively, as compared to the prior year periods. AIUS’ bad debt expense decreased by 30.2% or $2.0 million and 20.5% or $2.9 million, respectively, for the current quarter and current year to date as compared to the prior year periods. AIUS’ improvement was partially offset with increased bad debt expense within CTU of 4.0% or $0.2 million and 9.1% or $1.1 million, for the current quarter and year to date, as compared to the prior year periods.

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

Operating Income

Current quarter operating income decreased by 5.6% or $2.0 million, as compared to the prior year quarter and increased by 1.4% or $1.1 million for the current year to date as compared to the prior year to date. The current quarter decrease was primarily driven by the decrease within revenue which was only partially offset with decreased operating expenses. The current year to date increase was driven by increased revenue within CTU which was positively impacted by the academic calendar redesign as compared to the prior year period, as well as continued improvements in operating efficiencies within both institutions.

Provision for Income Taxes

For the current quarter and year to date, we recorded a provision for income taxes of $8.9 million reflecting an effective tax rate of 25.8% and $20.7 million reflecting an effective tax rate of 26.4%, respectively, as compared to a provision for income taxes of $9.3 million reflecting an effective tax rate of 25.9% and $19.6 million reflecting an effective tax rate of 25.4% for the respective prior year periods.

The effective tax rate for the current quarter and year to date was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The net effect of these discrete items decreased the effective tax rate for the current quarter and year to date by 1.2% and 0.3%, respectively. The effective tax rate for the prior year quarter and year to date was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, the net effect of which decreased the effective tax rate for the prior year quarter and year to date by 0.4% and 0.7%, respectively. For the full year 2022, we expect our effective tax rate to be between 25.5% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2022	2021	% Change	2022	2021	% Change	2022	2021
REVENUE:
CTU (1)	$100,461	$102,035	-1.5%	$33,008	$35,398	-6.8%	32.9%	34.7%
AIUS (2)	66,920	73,223	-8.6%	10,733	9,218	16.4%	16.0%	12.6%
Corporate and other (3)	303	281	7.8%	(9,795)	(8,654)	13.2%	NM	NM
Total	$167,684	$175,539	-4.5%	$33,946	$35,962	-5.6%	20.2%	20.5%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2022	2021	% Change	2022	2021	% Change	2022	2021
REVENUE:
CTU (1)	$213,609	$207,857	2.8%	$76,034	$71,541	6.3%	35.6%	34.4%
AIUS (2)	136,452	150,700	-9.5%	20,256	20,541	-1.4%	14.8%	13.6%
Corporate and other (3)	582	620	-6.1%	(18,651)	(15,503)	20.3%	NM	NM
Total	$350,643	$359,177	-2.4%	$77,639	$76,579	1.4%	22.1%	21.3%

_________________

(1)	CTU’s results of operations include the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)	AIUS’ results of operations include the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(3)	Results of operations for closed campuses are included within Corporate and Other. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by generally having participated in class related activities during the previous two weeks. Total student enrollments do not include learners participating in non-degree professional development and continuing education offerings.

	TOTAL STUDENT ENROLLMENTS
	As of June 30,
	2022	2021	% Change
CTU	26,000	26,600	-2.3%
AIUS	14,100	16,500	-14.5%
Total	40,100	43,100	-7.0%

CTU. Current quarter revenue decreased by 1.5% or $1.6 million as compared to the prior year period and increased by 2.8% or $5.8 million for the current year to date as compared to the prior year period. The current year to date revenue was positively impacted by the academic calendar redesign. The current quarter and current year to date revenue was also impacted by a decrease in total student enrollment of 2.3% at June 30, 2022 as compared to June 30, 2021, primarily due to the reasons discussed above within “2022 Second Quarter Overview.”

Current quarter operating income for CTU decreased by 6.8% or $2.4 million as compared to the prior year period and increased by 6.3% or $4.5 million for the current year to date as compared to the prior year period. The current quarter decrease in operating income was driven by the decrease in revenue along with amortization expense associated with the acquisition completed in the third quarter of 2021. The current year to date increase in operating income was driven by the increase in revenue.

AIUS. Current quarter and year to date revenue decreased by 8.6% or $6.3 million and 9.5% or $14.2 million, respectively, as compared to the prior year periods. AIUS experienced a decrease in total student enrollment of 14.5% at June 30, 2022 as compared to June 30, 2021. A discussion of the factors we believe contributed to the decrease in total student enrollments is discussed above within “2022 Second Quarter Overview.”

Current quarter operating income for AIUS increased by 16.4% or $1.5 million as compared to the prior year period and decreased by 1.4% or $0.3 million for the current year to date as compared to the prior year period. The current quarter increase was primarily driven by improvement within advertising and marketing, academics and student related, admissions and bad debt expenses, which more than offset decreased revenue. The year to date decrease was impacted by the lower revenue discussed above which more than offset the improvements in operating efficiencies.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter and year to date increased by 13.2% or $1.1 million and 20.3% or $3.1 million, respectively, as compared to the prior year periods, primarily as a result of increased legal fee expense, including legal fees associated with the borrower defense to repayment applications from former students and expenses associated with acquisitions.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2022, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $516.8 million. Restricted cash as of June 30, 2022 was $1.2 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Hippo acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2022. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and acquisitions through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions of quality educational institutions or programs and share repurchases. We completed two acquisitions with a combined initial cash consideration of approximately $57.1 million during the year ended December 31, 2021 and we completed another acquisition during July of 2022 for a purchase price of approximately $40 million. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Share repurchases will remain a part of our capital allocation strategy. Since the March 1, 2022 inception date, the Company repurchased approximately 1.5 million shares for $15.7 million, of which approximately 1.1 million shares were repurchased for $11.8 million during the quarter ended June 30, 2022.

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

The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement. As of June 30, 2022, there were no amounts outstanding under the revolving credit facility.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2022 and 2021, net cash flows provided by operating activities totaled $54.8 million and $82.7 million, respectively. The decrease in net cash flows provided by operating activities for the current year to date as compared to the prior year to date was primarily driven by the timing impact of Title IV cash receipts which negatively impacted the current year to date.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the year to date ended June 30, 2022, approximately 79% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding as compared to 81% for the full year of 2021. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the years to date ended June 30, 2022 and 2021, net cash flows used in investing activities totaled $209.6 million and $94.3 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $195.8 million and $91.2 million for the years to date ended June 30, 2022 and 2021, respectively.

Payments for pending business acquisition. During the year to date ended June 30, 2022, the Company made advance deposit payments of $7.0 million in connection with a pending business acquisition which was completed in July of 2022.

Capital Expenditures. Capital expenditures increased to $6.8 million for the year to date ended June 30, 2022 as compared to $3.1 million for the year to date ended June 30, 2021. Capital expenditures represented approximately 1.9% and 0.9% of total revenue for the years to date ended June 30, 2022 and 2021, respectively. For the full year 2022, we expect capital expenditures to be approximately 2% of revenue.

Financing Cash Flows

During the years to date ended June 30, 2022 and 2021, net cash flows used in financing activities totaled $20.4 million and $6.8 million, respectively. Payments to repurchase shares of our common stock were $15.7 million for the year to date ended June 30, 2022 and $5.4 million for the year to date ended June 30, 2021. The current year to date includes a $4.0 million payment to release the escrow associated with the Trident acquisition.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $1.6 million and $2.0 million for the years to date ended June 30, 2022 and 2021, respectively.

Changes in Financial Position

          Selected condensed consolidated balance sheet account changes from December 31, 2021 to June 30, 2022 were as follows (dollars in thousands):

	June 30,	December 31,
	2022	2021	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	$32,186	$43,033	-25%
Receivables, other	8,617	1,692	409%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Income taxes	7,995	211	3689%
Deferred revenue	35,567	70,613	-50%
STOCKHOLDERS' EQUITY
Treasury stock	(294,177)	(276,895)	6%

           Student receivables, net: The decrease is primarily related to the timing of academic terms within AIUS and CTU.

Receivables, other: The increase is primarily related to the $7.0 million advance deposit in connection with a pending acquisition.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2022.

Deferred revenue: The decrease is primarily related to the timing impact of the academic terms within CTU and AIUS.

Treasury stock: The increase is primarily driven by the repurchase of 1.5 million shares of our common stock for $15.7 million during the current year to date.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2022, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of June 30, 2022, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of June 30, 2022 and December 31, 2021. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2021				$2,889,583
January 1, 2022—January 31, 2022	-	$-	-	2,889,583
February 1, 2022—February 28, 2022	-	-	-	2,889,583
March 1, 2022—March 31, 2022	508,967	10.69	362,571	46,164,617
April 1, 2022—April 30, 2022	-	-	-	46,164,617
May 1, 2022—May 31, 2022	801,425	10.51	801,425	37,727,438
June 1, 2022—June 30, 2022	315,790	10.84	315,639	34,300,193
Total	1,626,182		1,479,635

(1)

Includes 146,547 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.

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

Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2022

*10.2	2022 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 11, 2022

*10.3	Form of Retention Bonus Award Agreement	Exhibit 10.2 to our Form 8-K filed on March 11, 2022

*10.4	Amended and Restated Letter Agreement between Perdoceo Education Corporation and Todd Nelson dated January 19, 2022	Exhibit 10.1 to our Form 8-K filed on January 20, 2022

*10.5	Letter Agreement between Perdoceo Education Corporation and Jeffrey Ayers dated February 21, 2022	Exhibit 10.21 to our Form 10-K for the year ended December 31, 2021

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: August 8, 2022	By:	/s/ ANDREW H. HURST
Andrew H. Hurst President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)