Form 10-Q
period 2022-09-30
PERDOCEO EDUCATION Corp
filed 2022-11-07
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-23245

PERDOCEO EDUCATION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3932190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 E. Golf Road Schaumburg, Illinois	60173
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 781-3600

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: 231 N. Martingale Road, Schaumburg, IL 60173

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PRDO	Nasdaq Global Select Market

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of November 2, 2022: 67,170,455

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2022	2021
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$147,120	$319,982
Restricted cash	2,191	5,196
Total cash, cash equivalents and restricted cash	149,311	325,178
Short-term investments	375,871	174,213
Total cash and cash equivalents, restricted cash and short-term investments	525,182	499,391
Student receivables, gross	83,850	79,418
Allowance for credit losses	(40,791)	(36,385)
Student receivables, net	43,059	43,033
Receivables, other	2,261	1,692
Prepaid expenses	9,251	6,919
Inventories	2,041	904
Other current assets	521	2,514
Total current assets	582,315	554,453

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $119,178 and $113,711 as of September 30, 2022 and December 31, 2021, respectively	26,290	28,355
Right of use asset, net	30,313	36,664
Goodwill	184,135	162,579
Intangible assets, net of amortization of $14,008 and $8,662 as of September 30, 2022 and December 31, 2021, respectively	44,262	32,208
Student receivables, gross	4,226	4,242
Allowance for credit losses	(2,898)	(2,870)
Student receivables, net	1,328	1,372
Deferred income tax assets, net	24,015	25,114
Other assets	6,545	6,688
TOTAL ASSETS	$899,203	$847,433
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,963	$9,400
Accounts payable	13,285	10,838
Accrued expenses:
Payroll and related benefits	26,733	25,312
Advertising and marketing costs	9,550	8,690
Income taxes	8,082	211
Other	14,813	15,180
Deferred revenue	61,978	70,613
Total current liabilities	140,404	140,244

NON-CURRENT LIABILITIES:
Lease liability-operating	30,385	35,549
Other liabilities	22,192	21,530
Total non-current liabilities	52,577	57,079

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 89,365,126 and 88,724,438 shares issued, 67,144,419 and 68,748,662 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	894	887
Additional paid-in capital	681,385	674,242
Accumulated other comprehensive loss	(6,317)	(96)
Retained earnings	331,884	251,972
Treasury stock, at cost; 22,220,707 and 19,975,776 shares as of September 30, 2022 and December 31, 2021, respectively	(301,624)	(276,895)
Total stockholders' equity	706,222	650,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$899,203	$847,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands, Except Per Share Amounts)	2022	2021	2022	2021
REVENUE:
Tuition and fees, net	$166,437	$172,595	$513,660	$530,230
Other	1,983	1,403	5,403	2,945
Total revenue	168,420	173,998	519,063	533,175

OPERATING EXPENSES:
Educational services and facilities	30,149	25,961	85,506	83,467
General and administrative	103,882	106,289	311,510	323,466
Depreciation and amortization	5,065	3,887	14,856	11,802
Asset impairment	-	-	228	-
Total operating expenses	139,096	136,137	412,100	418,735
Operating income	29,324	37,861	106,963	114,440

OTHER INCOME (EXPENSE):
Interest income	2,270	154	3,697	835
Interest expense	(96)	(572)	(298)	(961)
Miscellaneous expense	(206)	(117)	(521)	(22)
Total other income (expense)	1,968	(535)	2,878	(148)

PRETAX INCOME	31,292	37,326	109,841	114,292
Provision for income taxes	9,225	9,557	29,929	29,121
NET INCOME	22,067	27,769	79,912	85,171

NET INCOME PER SHARE - BASIC:	$0.33	$0.40	$1.17	$1.21

NET INCOME PER SHARE - DILUTED:	$0.32	$0.39	$1.16	$1.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,506	70,089	68,193	70,179
Diluted	68,550	71,466	69,131	71,649

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands)	2022	2021	2022	2021
NET INCOME	$22,067	$27,769	$79,912	$85,171
OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(138)	(74)	(383)	(175)
Unrealized (loss) gain on investments	(3,005)	51	(5,838)	(192)
Total other comprehensive loss	(3,143)	(23)	(6,221)	(367)
COMPREHENSIVE INCOME	$18,924	$27,746	$73,691	$84,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, July 1, 2022	89,359	$894	(21,602)	$(294,177)	$679,400	$(3,174)	$309,817	$692,760
Net income	-	-	-	-	-	-	22,067	22,067
Foreign currency translation	-	-	-	-	-	(138)	-	(138)
Unrealized loss on investments, net of tax	-	-	-	-	-	(3,005)	-	(3,005)
Treasury stock purchased	-	-	(619)	(7,447)	-		-	(7,447)
Share-based compensation expense	-	-	-	-	1,918		-	1,918
Common stock issued	6	-	-	-	67		-	67
BALANCE, September 30, 2022	89,365	$894	(22,221)	$(301,624)	$681,385	$(6,317)	$331,884	$706,222

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, July 1, 2021	87,885	$879	(17,803)	$(253,494)	$666,470	$20	$199,737	$613,612
Net income	-	-	-	-	-	-	27,769	27,769
Foreign currency translation	-	-	-	-	-	(74)	-	(74)
Unrealized gain on investments, net of tax	-	-	-	-	-	51	-	51
Treasury stock purchased	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	3,857	-	-	3,857
Common stock issued	23	-	-	-	170	-	-	170
BALANCE, September 30, 2021	87,908	$879	(17,803)	$(253,494)	$670,497	$(3)	$227,506	$645,385

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2022	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	79,912	79,912
Foreign currency translation	-	-	-	-	-	(383)	-	(383)
Unrealized loss on investments, net of tax	-	-	-	-	-	(5,838)	-	(5,838)
Treasury stock purchased	-	-	(2,099)	(23,117)	-	-	-	(23,117)
Share-based compensation expense	-	-	-	-	6,234	-	-	6,234
Common stock issued	641	7	(146)	(1,612)	909	-	-	(696)
BALANCE, September 30, 2022	89,365	$894	(22,221)	$(301,624)	$681,385	$(6,317)	$331,884	$706,222

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2021	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	85,171	85,171
Foreign currency translation	-	-	-	-	-	(175)	-	(175)
Unrealized loss on investments, net of tax	-	-	-	-	-	(192)	-	(192)
Treasury stock purchased	-	-	(440)	(5,372)	-	-	-	(5,372)
Share-based compensation expense	-	-	-	-	11,287	-	-	11,287
Common stock issued	643	6	(160)	(2,034)	787	-	-	(1,241)
BALANCE, September 30, 2021	87,908	$879	(17,803)	$(253,494)	$670,497	$(3)	$227,506	$645,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended September 30,
(In Thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,912	$85,171
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	228	-
Depreciation and amortization expense	14,856	11,802
Bad debt expense	32,284	36,360
Compensation expense related to share-based awards	6,234	11,287
Deferred income taxes	1,099	9,938
Changes in operating assets and liabilities	(26,973)	(10,352)
Net cash provided by operating activities	107,640	144,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(410,493)	(269,739)
Sales of available-for-sale investments	202,927	357,280
Purchases of property and equipment	(9,105)	(6,276)
Business acquisitions, net of cash acquired	(39,037)	(56,947)
Net cash (used in) provided by investing activities	(255,708)	24,318

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	916	793
Purchase of treasury stock	(23,117)	(5,372)
Payments of employee tax associated with stock compensation	(1,612)	(2,034)
Release of cash held in escrow	(3,986)	-
Net cash used in financing activities	(27,799)	(6,613)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(175,867)	161,911
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	325,178	109,684
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$149,311	$271,595

Supplemental non-cash disclosure:

Amounts placed in escrow during the period to secure indemnification obligations from business acquisitions	$1,000	$1,210

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

As of January 1, 2022, the Company began recording loss from discontinued operations within other miscellaneous expense on its unaudited condensed consolidated statements of income as future amounts will be immaterial and infrequent. Prior period amounts are also immaterial and have been recast to maintain comparability.

On July 1, 2022, the Company acquired substantially all of the assets of California Southern University ("CalSouthern" and the "CalSouthern acquisition"). CalSouthern's operations were brought within the AIUS segment, preserving the 'California Southern University' name and programs as part of AIUS' operations. Results of operations related to the CalSouthern acquisition are not material to our consolidated results of operations and are included in the unaudited condensed consolidated financial statements from the date of acquisition. See Note 3 "Business Acquisition" for further information.

3. BUSINESS ACQUISITION

On July 1, 2022, the Company acquired substantially all of the assets of California Southern University.

Founded in 1978, CalSouthern has been educating learners through online educational opportunities, primarily in the areas of behavioral sciences and business management. CalSouthern is now part of AIUS, with programs offered under the 'California Southern University' name. The preliminary purchase price of $40.0 million was funded with cash from operations and a prior cash advance deposit made during the first quarter of 2022. Pursuant to the terms of the acquisition agreement, $1.0 million of this payment was set aside in an escrow account to secure indemnification obligations of the seller after closing and is reflected as restricted cash on our condensed consolidated balance sheets.

The preliminary purchase price of $40.0 million was allocated to estimated fair values of acquired tangible and identifiable intangible assets of $42.5 million and assumed liabilities of $2.4 million as of July 1, 2022. Provisional intangible assets acquired include customer relationships with an estimated fair value of approximately $14.5 million and an estimated useful life of 15 years, a trade name with an estimated fair value of approximately $1.5 million and an estimated useful life of 10 years and course curriculum with an estimated fair value of $1.4 million and an estimated useful life of 5 years. Based on our preliminary purchase price allocation, we have recorded goodwill of $21.6 million. Goodwill reflects the revenue growth opportunities following the acquisition. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes. Subsequent adjustments may be made to the purchase price allocation once the fair values of acquired assets and liabilities are finalized.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of July 1, 2022 (dollars in thousands):

CalSouthern
Assets:	July 1, 2022
Student receivables	$3,214
Prepaid assets	290
Intangible assets subject to amortization
Customer relationships	14,530
Trade name	1,480
Course curriculum	1,390
Goodwill	21,556
Total assets acquired	$42,460
Liabilities:
Accounts payable	4
Deferred revenue	2,419
Total liabilities assumed	$2,423

Net assets acquired	$40,037

The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. Pro forma financial information relating to the CalSouthern acquisition is not presented because the acquisition is not deemed material to the Company.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$3,026	$-	$(26)	$3,000
Non-governmental debt securities	211,819	-	(3,418)	208,401
Treasury and federal agencies	167,021	3	(2,554)	164,470
Total short-term investments (available for sale)	$381,866	$3	$(5,998)	$375,871

	December 31, 2021
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,028	$-	$(1)	$5,027
Non-governmental debt securities	168,623	27	(184)	168,466
Treasury and federal agencies	720	-	-	720
Total short-term investments (available for sale)	$174,371	$27	$(185)	$174,213

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

As of September 30, 2022, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of September 30, 2022 and December 31, 2021. Additionally, money market funds of $54.5 million and $225.3 million included within cash and cash equivalents on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, were measured under Level 1, and commercial paper of $5.8 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of September 30, 2022 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of September 30, 2022, our investment in an equity affiliate equated to 30.7%, or $2.3 million.

During the quarters ended September 30, 2022 and 2021, we recorded approximately $0.2 million of loss and $0.1 million of loss, respectively, and during the years to date ended September 30, 2022 and 2021, we recorded approximately $0.5 million of loss and $0.1 million of gain, respectively, related to our equity affiliate within miscellaneous expense on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded during the quarters and years to date ended September 30, 2022 and 2021 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2022	$374
For the quarter ended September 30, 2021	$442
For the year to date ended September 30, 2022	$1,201
For the year to date ended September 30, 2021	$1,301

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

As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the revolving credit facility.

6. REVENUE RECOGNITION

The current quarter and year to date revenue decreased by 3.2% or $5.6 million and 2.6% or $14.1 million, respectively, as compared to the prior year periods. These declines were driven by the lag impact on revenue of the overall decline in total student enrollments over the past several quarters along with an increase in the number of student enrollments related to corporate partnerships. Typically, total student enrollment balances at the end of any given quarter have a lag impact on revenue in the subsequent quarter.

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended September 30, 2022 and 2021 (dollars in thousands):

	For the Quarter Ended September 30, 2022				For the Quarter Ended September 30, 2021
	CTU (4)	AIUS (5)	Corporate and Other(6)	Total	CTU (4)	AIUS (5)	Corporate and Other(6)	Total
Tuition, net (1)	$91,765	$66,621	$-	$158,386	$98,730	$65,101	$-	$163,831
Technology fees	4,630	2,856	-	7,486	5,339	2,962	-	8,301
Other miscellaneous fees (2)	196	369	-	565	278	185	-	463
Total tuition and fees, net	96,591	69,846	-	166,437	104,347	68,248	-	172,595
Other revenue (3)	971	736	276	1,983	441	700	262	1,403
Total revenue	$97,562	$70,582	$276	$168,420	$104,788	$68,948	$262	$173,998

	For the Year to Date Ended September 30, 2022				For the Year to Date Ended September 30, 2021
	CTU (4)	AIUS (5)	Corporate and Other(6)	Total	CTU (4)	AIUS (5)	Corporate and Other(6)	Total
Tuition, net (1)	$293,520	$195,155	$-	$488,675	$294,058	$209,722	$-	$503,780
Technology fees	14,730	8,895	-	23,625	16,352	8,630	-	24,982
Other miscellaneous fees (2)	641	719	-	1,360	959	509	-	1,468
Total tuition and fees, net	308,891	204,769	-	513,660	311,369	218,861	-	530,230
Other revenue (3)	2,280	2,265	858	5,403	1,276	787	882	2,945
Total revenue	$311,171	$207,034	$858	$519,063	$312,645	$219,648	$882	$533,175

__________________

(1)
Tuition includes revenue earned for all degree-granting programs as well as revenue earned for non-degree professional development and continuing education offerings.
(2)
Other miscellaneous fees primarily include graduation fees.
(3)
Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(4)
CTU includes revenue related to an acquisition completed on September 10, 2021.
(5)
AIUS includes revenue related to an acquisition completed on July 1, 2022 and an acquisition completed on August 2, 2021.
(6)
Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, certain fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed separately to students. These fees are generally earned over the applicable term and are not considered separate performance obligations. We bill student tuition upon enrollment for our non-degree professional development and continuing education offerings and recognize the tuition as revenue on a straight-line basis over the length of the offering.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Gross deferred revenue	$98,708	$113,719
Gross contract assets	(36,730)	(43,106)
Deferred revenue, net	$61,978	$70,613

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Quarter Ended September 30, 2022			For the Quarter Ended September 30, 2021
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, July 1	$28,857	$38,628	$67,485	$77,818	$43,649	$121,467
Business acquisitions, beginning balance	-	2,419	2,419	3,952	1,404	5,356
Revenue earned from prior balances	(23,765)	(31,375)	(55,140)	(66,878)	(32,623)	(99,501)
Billings during period(1)	142,580	53,254	195,834	90,662	46,547	137,209
Revenue earned for new billings during the period	(72,826)	(38,471)	(111,297)	(37,469)	(35,625)	(73,094)
Other adjustments	(1,003)	410	(593)	951	(301)	650
Gross deferred revenue, September 30	$73,843	$24,865	$98,708	$69,036	$23,051	$92,087

	For the Year to Date Ended September 30, 2022			For the Year to Date Ended September 30, 2021
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, January 1	$64,674	$49,045	$113,719	$28,522	$56,880	$85,402
Business acquisitions, beginning balance	-	2,419	2,419	3,952	1,404	5,356
Revenue earned from prior balances	(56,274)	(39,219)	(95,493)	(26,183)	(46,020)	(72,203)
Billings during period(1)	318,191	177,863	496,054	348,307	183,012	531,319
Revenue earned for new billings during the period	(252,617)	(165,550)	(418,167)	(285,186)	(172,841)	(458,027)
Other adjustments	(131)	307	176	(376)	616	240
Gross deferred revenue, September 30	$73,843	$24,865	$98,708	$69,036	$23,051	$92,087

______________

(1)
Billings during period includes adjustments for prior billings.

Cash Receipts

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the university and make payments on a monthly basis per the terms of the payment plan.

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.4 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Certain unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our universities, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $0.4 million and $0.3 million of revenue for the quarters ended September 30, 2022 and 2021, respectively, and $1.1 million and $1.2 million for the years to date ended September 30, 2022 and 2021, respectively, for payments received from withdrawn students.

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

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer reimbursements. Students who have not applied for any type of financial aid generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan. For those balances that are not received during the academic term, the balance is typically due within the current academic year which is approximately 30 weeks in length. Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.3 million and $1.4 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$43,786	$42,876	$39,255	$42,147
Provision for credit losses	7,905	10,192	32,284	36,364
Amounts written-off	(8,610)	(13,802)	(30,132)	(41,122)
Recoveries	608	756	2,282	2,633
Balance, end of period	$43,689	$40,022	$43,689	$40,022

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended September 30, 2022	For the Year to Date Ended September 30, 2022
Lease expenses (1)
Fixed lease expenses - operating	$2,729	$8,191
Variable lease expenses - operating	1,091	2,985
Sublease income	(271)	(816)
Total lease expenses	$3,549	$10,360

Other information
Gross operating cash flows for operating leases (2)	$(4,567)	$(13,385)
Operating cash flows from subleases (2)	$285	$838

	For the Quarter Ended September 30, 2021	For the Year to Date Ended September 30, 2021
Lease expenses (1)
Fixed lease expenses - operating	$2,813	$8,634
Variable lease expenses - operating	561	3,313
Sublease income	(263)	(1,097)
Total lease expenses	$3,111	$10,850

Other information
Gross operating cash flows for operating leases (2)	$(4,443)	$(13,977)
Operating cash flows from subleases (2)	$271	$1,154

	As of September 30, 2022	As of September 30, 2021
Weighted average remaining lease term (in months) – operating leases	66	71
Weighted average discount rate – operating leases	4.8%	4.9%

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

Subleases

Historically, for certain of our leased locations we have vacated the facility and have fully or partially subleased the space. As of September 30, 2022, we have one sublease with a remaining term of eight months, for which we remain the guarantor under the lease and therefore become the intermediate lessor. We have recognized sublease income of $0.3 million for each of the quarters ended September 30, 2022 and 2021 and $0.8 million and $1.1 million for the years to date ended September 30, 2022 and 2021, respectively, as an offset to lease expense on our unaudited condensed consolidated statements of income.

9. CONTINGENCIES

An accrual for estimated legal fees of $2.0 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

On April 8, 2022, the Company received a Civil Investigative Demand (“CID”) from the Department of Justice (“DOJ”). The CID requests information and documentation from CTU regarding compliance with federal financial aid credit hour requirements for five of its entry-level courses as well as information regarding CTU’s learning management system. The information sought covers the time period from January 1, 2017 to the present. On October 27, 2022 we learned that the allegations underlying this inquiry were made as part of a civil qui tam complaint filed by an individual and brought pursuant to the federal False Claims Act. The case remains under seal in the United States District Court for the district of Colorado and includes the same allegations against both CTU and AIU which use the same learning management system. The Company is cooperating with the DOJ with a view towards resolving this inquiry as promptly as possible.

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

Contingent Consideration for Business Acquisitions

We have an accrual for contingent consideration amounts related to the DigitalCrafts and Hippo acquisitions in the aggregate fair value amount of $3.2 million as of September 30, 2022. Pursuant to the acquisition agreements, post-closing contingent consideration payments are expected to be paid in early 2024 based upon the achievement of certain financial metrics, with an aggregate maximum amount of $6.5 million.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Pretax income	$31,292	$37,326	$109,841	$114,292
Provision for income taxes	$9,225	$9,557	$29,929	$29,121
Effective rate	29.5%	25.6%	27.2%	25.5%

As of December 31, 2021 and through June 30, 2022, a valuation allowance of $32.2 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance, state net operating losses, and capital loss carryforward based on a consideration at the end of each period of both positive and negative evidence related to the realization of the deferred tax assets. During the quarter ended September 30, 2022, the Company re-evaluated the character of the loss incurred on the elimination of a wholly-owned subsidiary during the prior year. Based on additional analysis, the Company has re-categorized this transaction as an ordinary loss attributable to the stock of a worthless subsidiary in its 2021 tax returns. Additionally, the Company has determined that a full valuation allowance is needed with respect to select combined state net operating losses which are anticipated to go unused based on current expectations.

As a result of our assessment, the $3.1 million deferred tax asset and offsetting valuation allowance with respect to the capital loss carryforward has been eliminated and the valuation allowance maintained against our state net operating losses, after considering expired loss carryforwards, has been increased by $1.0 million. The net effect of these items reduced the overall valuation allowance from $32.2 million to $30.1 million. We have determined that it is necessary to continue to maintain a $30.1 million valuation allowance against our non-ODL supported foreign tax credits and state net operating losses as of September 30, 2022 based on a consideration of both positive and negative evidence related to the realization of the deferred tax assets.

The effective tax rate for the quarter and year to date ended September 30, 2022 reflects a $1.4 million valuation allowance increase related to the select combined state net operating losses discussed above, which increased the effective tax rate for the quarter and year to date by 4.6% and 1.3% respectively. The effective tax rate for the quarter and year to date ended September 30, 2022 was impacted by federal and state tax credits claimed for the 2021 tax return, which decreased the effective tax rate for the quarter and year to date by 0.3% and 0.1%, respectively. Additionally, the tax effect of stock-based compensation and the release of previously recorded tax reserves for the year to date ended September 30, 2022 tax rate reflects a 0.2% net benefit. The effective tax rate for the quarter and year to date ended September 30, 2021 was impacted by federal and state tax credits claimed for the 2020 tax return, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.2%, respectively. The tax effect of stock-based compensation and the release of previously recorded tax reserves for the 2021 year to date tax rate reflects a 0.5% net benefit.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $6.1 million in the next twelve months as a result of the completion of efforts related to supporting the worthless subsidiary stock deduction discussed above and various tax audits currently in process as well as the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2022 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2022, we had accrued $2.2 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the years to date ended September 30, 2022 and 2021, the Company granted approximately 0.4 million restricted stock units in each period which are not “performance-based” and which have a grant-date fair value of approximately $3.7 million and $4.4 million, respectively.

Additionally, for the years to date ended September 30, 2022 and 2021, the Company granted approximately 0.4 million restricted stock units in each period which are “performance-based” and which have a grant-date fair value of approximately $4.0 million and $4.2 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

There were no restricted stock units granted during each of the quarters ended September 30, 2022 and 2021.

All restricted stock units granted in 2022 and 2021 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters or years to date ended September 30, 2022 and 2021.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters and years to date ended September 30, 2022 and 2021 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2022	2021	2022	2021
Stock options	$-	$101	$89	$357
Restricted stock units settled in stock	1,914	3,752	6,134	10,917
Total share-based compensation expense	$1,914	$3,853	$6,223	$11,274

As of September 30, 2022, we estimate that total compensation expense of approximately $15.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the year to date ended September 30, 2022, we repurchased 2.1 million shares of our common stock for approximately $23.1 million at an average price of $11.02 per share, of which 0.6 million shares of common stock were repurchased for $7.4 million at an average price of $12.04 per share during the quarter ended September 30, 2022. For the year to date ended September 30, 2021, we repurchased 0.4 million shares of our common stock for approximately $5.4 million at an average price of $12.23 per share.

As of September 30, 2022, approximately $26.8 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2022 and 2021 were as follows (shares in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2022	2021	2022	2021
Basic common shares outstanding	67,506	70,089	68,193	70,179
Common stock equivalents	1,044	1,377	938	1,470
Diluted common shares outstanding	68,550	71,466	69,131	71,649

For the quarters and years to date ended September 30, 2022 and 2021, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.3 million shares for each of the quarters ended September 30, 2022 and 2021, and 0.3 million and 0.4 million shares for the years to date ended September 30, 2022 and 2021, respectively.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. As of September 30, 2022, our two segments are:

♦ Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2022, students enrolled at CTU represented approximately 64% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU’s ground-based campuses take both in-person and virtual classes.

♦ The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2022, students enrolled at AIUS represented approximately 36% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS’ ground-based campus take both in-person and virtual classes.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating Income (Loss)
	2022	% of Total	2021	% of Total	2022	2021
CTU (1)	$97,562	57.9%	$104,788	60.2%	$31,506	$41,217
AIUS (2)	70,582	41.9%	68,948	39.6%	9,590	8,334
Corporate and Other (3)	276	0.2%	262	0.2%	(11,772)	(11,690)
Total	$168,420	100.0%	$173,998	100.0%	$29,324	$37,861

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2022	% of Total	2021	% of Total	2022	2021
CTU (1)	$311,171	59.9%	$312,645	58.6%	$107,540	$112,758
AIUS (2)	207,034	39.9%	219,648	41.2%	29,846	28,875
Corporate and Other (3)	858	0.2%	882	0.2%	(30,423)	(27,193)
Total	$519,063	100.0%	$533,175	100.0%	$106,963	$114,440

	Total Assets as of (4)
	September 30, 2022	December 31, 2021
CTU	$159,627	$153,072
AIUS	185,727	151,407
Corporate and Other (3)	553,849	542,954
Total	$899,203	$847,433

(1)
CTU results of operations include the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)
AIUS results of operations include the CalSouthern acquisition commencing on the July 1, 2022 date of acquisition and the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
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

On July 1, 2022, the Company acquired substantially all of the assets of California Southern University ("CalSouthern" and the "CalSouthern acquisition"). CalSouthern provides online education with a quality technology platform and strong course content in the areas of behavioral sciences and business management programs. CalSouthern's operations were brought within the AIUS segment, preserving the 'California Southern University' name and programs as part of AIUS' operations. Results of operations related to the CalSouthern acquisition are not material to our consolidated results of operations and are included in the unaudited condensed consolidated financial statements from the date of acquisition.

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

2022 Third Quarter Overview

During the quarter ended September 30, 2022 ("current quarter"), revenue decreased 3.2% to $168.4 million and operating income decreased 22.5% to $29.3 million as compared to the prior year quarter. We continued to invest in technology upgrades and maintain appropriate levels of academic and student support services that we believe are positively impacting academic outcomes and student experiences. Our current quarter operating results were supported by better than expected improvements in student engagement and student retention, as the overall macroeconomic and governmental responses generally wind down from the pandemic.

Total student enrollments decreased 2.1% at September 30, 2022 as compared to September 30, 2021, with CTU’s increase of 2.7% more than offset with a decrease of 9.5% at AIUS. CTU’s increase in total student enrollments was driven by improved student engagement and retention, which we believe is a result of the adjustments we made to our marketing processes in the third quarter of 2021. These marketing changes were made to refine the process to identify prospective students who are more likely to succeed at one of our academic institutions. AIUS’ rate of decline in total student enrollments continued to moderate during the current quarter as the overall pandemic winds down and we continue to see improvements in student engagement and retention.

We believe investments in technology positively impact student experiences and academic outcomes. We are making necessary investments to upgrade our student-serving systems and continue to leverage data analytics and machine learning to enable timely and relevant engagement with our students. We launched a new student relationship system that provides assistance and insights in the advising process, enabling us to effectively engage with students with the appropriate support at the right time. We also continue to make meaningful updates to our mobile applications for both students and faculty. We have upgraded our mobile technology framework allowing for better performance and increased stability. These upgrades also provide more flexibility with third party plugins enabling consistency amongst newer devices. Overall app usage is high at both institutions with an approximate 90% adoption rate. Lastly, after being successfully launched at AIUS, we have also completed the chat bot integration with messenger at CTU, allowing students to receive real-time support.

We continued to focus on and invest in our corporate partnership program at both institutions and our teams are successfully engaging with employers who provide tuition assistance programs which allows for a debt-free education to their employees. In general, these partnerships take time to develop, and students are awarded higher tuition grants from the university to offset their tuition costs, resulting in lower revenue per student in any given period. However, we believe students participating in these programs typically experience higher retention over the course of their program, have better academic outcomes, graduate with no debt and ultimately may lead to a higher life time value per student.

While we experienced better than expected improvements in student engagement and student retention during the current quarter, we expect AIUS' total student enrollments to decline at December 31, 2022 versus the prior year end and expect CTU's total student enrollments to increase at December 31, 2022 versus the prior year end. Typically, changes in total student enrollments have a lag in the impact on revenue, and, as a result, we still expect revenue and operating income for 2022 to be lower as compared to 2021, excluding any positive impacts from acquisitions or the academic calendar redesign. We will continue our efforts to adjust our operating processes and expenses to align with overall revenue and enrollment trends, although we do not expect these adjustments to fully offset the expected revenue decline.

Financial Highlights

Revenue for the quarter ended September 30, 2022 decreased by 3.2% or $5.6 million as compared to the prior year quarter, resulting from a decrease in revenue for CTU of 6.9% or $7.2 million partially offset with an increase for AIUS of 2.4% or $1.6 million. The decrease in revenue for the current quarter at CTU was driven primarily by the lag impact on revenue of lower total student enrollments over the past several quarters and the increase in the number of student enrollments related to corporate partnerships. While student enrollments related to corporate partnerships have a lower revenue per student, we believe these students have higher retention over the course of their program. The increase in revenue at AIUS for the current quarter was driven by the acquisition completed during the current quarter. Excluding the current quarter acquisition, revenue would have declined at AIUS for the current quarter as compared to the prior year quarter driven by the decrease in total student enrollments. Operating income in the current quarter decreased to $29.3 million as compared to operating income of $37.9 million in the prior year quarter. The decrease in operating income for the current quarter was primarily due to the decrease in revenue.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $38.7 million for the current quarter as compared to $46.3 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended September 30, 2022 and 2021 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Operating Income	2022	2021	2022	2021

Operating income	$29,324	$37,861	$106,963	$114,440
Depreciation and amortization (1)	5,065	3,887	14,856	11,802
Legal fee expense related to certain matters (2)	4,294	4,583	9,728	7,241
Adjusted Operating Income	$38,683	$46,331	$131,547	$133,483

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Earnings Per Diluted Share	2022	2021	2022	2021

Reported Earnings Per Diluted Share	$0.32	$0.39	$1.16	$1.19
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.03	0.01	0.08	0.03
Legal fee expense related to certain matters (2)	0.06	0.06	0.14	0.10
Total pre-tax adjustments	$0.09	$0.07	$0.22	$0.13
Tax effect of adjustments (3)	(0.02)	(0.01)	(0.06)	(0.03)
Total adjustments after tax	0.07	0.06	0.16	0.10
Adjusted Earnings Per Diluted Share	$0.39	$0.45	$1.32	$1.29

(1)
Amortization for acquired intangible assets relate to definite-lived intangible assets associated with acquisitions.
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

Regulatory Updates

Student Loan Forgiveness

On August 24, 2022, President Biden and the Department announced a plan to provide broad student loan forgiveness to borrowers with certain federal student loans. The plan provides $20,000 in debt relief to Pell Grant recipients with loans held by the Department and up to $10,000 in debt relief to non-Pell Grant recipients. Borrowers are eligible for this relief if their individual income is less than $125,000 or $250,000 for households. This plan includes our current and former students that had loan balances as of June 30, 2022. The Congressional Budget Office (“CBO”) estimated that 42.4 million individuals will be eligible for debt relief at a total cost of $430 billion. The plan was described as a form of COVID pandemic related financial support that relies upon Congressional authorization given to the Department for loan modifications for individuals impacted by national emergencies. The plan is currently subject to a number of legal challenges in Federal courts and the Department is currently enjoined by an Eighth Circuit Federal Court of Appeals from proceeding with the loan forgiveness while the court considers the pending challenge. The loan relief will benefit our eligible current and former students, however, we are unable to determine what impact it will have on our schools, if any, or on any pending borrower defense to repayment or closed school discharge claims.

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

2021-22 Negotiated Rulemakings

In December 2021, the Department concluded negotiated rulemaking on a number of topics related to affordability and student loans. The topics discussed during these negotiations generally related to different Title IV regulations that impact the Department’s ability to discharge student loans. During the process, the Department expressed a goal of making it easier for students to have their loans discharged or forgiven and providing more favorable loan repayment terms. The Department also intends to make it easier to seek recovery of discharged loan funds from institutions through leveraging existing processes and modifications to current procedures. On July 13, 2022, the Department published in the Federal Register a set of proposed regulations for public comment covering most of the topics that were part of the affordability and student loan negotiations. The public comment period was set at 30 days and concluded on August 12, 2022. The Department published final regulations on November 1, 2022 in the Federal Register, which means these regulations will become effective July 1, 2023.

These new regulations from the July 13, 2022 Notice of Proposed Rulemaking include the following topics:

•
Discharges for borrowers with a total and permanent disability;
•
Eliminating certain interest capitalization events not required by statute;
•
Discharges for when a school falsely certifies a student was eligible for Title IV Program financial aid;
•
Closed school discharges;
•
Expanding and simplifying public service loan forgiveness;
•
Modifying the bases for borrower defense to repayment (“BDR”) claims as well as the adjudication processes for student claims;
•
Modifying the procedures for recovering funds from schools for loans discharged pursuant to the borrower defense to repayment process; and
•
Prohibiting schools from adopting or enforcing pre-dispute arbitration agreements and waivers of class action lawsuits.

These rules remove certain barriers and simplify the process for borrowers with a total and permanent disability and borrowers seeking public service loan forgiveness. The rules also expand closed school discharge provisions. The rules reduce the required supporting evidence and related obligations of students applying for BDR loan forgiveness, expand the categories students could raise in a BDR application, and provide the Department wide latitude to selectively adjudicate future BDR applications without affording institutions adequate opportunity to respond. The BDR rules remove any statute of limitations on student claims and create a rebuttable presumption in favor of full loan forgiveness as opposed to partial relief for most approved applications, eliminating the Department’s approach under the current rules of assessing whether and to what extent a student had been financially harmed. The combination of the reduced requirements, increased categories, and presumptions will increase the likelihood of loan forgiveness and potentially create a significant financial incentive for existing and former students to apply for loan forgiveness regardless of a claim’s merit. The proposed rules also increase the burden on institutions to maintain and provide documentation to refute student claims. As a result, an institution’s failure to maintain and provide timely and responsive information that goes beyond the contents of a typical student’s academic file in response to future BDR applications could form the basis for loan forgiveness.

Under existing BDR rules, the standards applicable to BDR applications generally corresponds to the rules that were in effect when the loans were first disbursed to the student. The standards arising from existing and prior regulations are sometimes referred to as the pre-2016 BDR standards, the 2016 BDR standards, and the 2019 BDR standards to correlate to the BDR rules initially applicable when adopted in 1994, and later revised by the Department in 2016 and 2019. The Department seeks to eliminate the differing standards that have resulted from these prior rulemakings. Upon the effective date of these new regulations, the Department proposes to apply its new standards to all pending and future BDR applications regardless of prior rules or limitations applicable to such BDR applications and regardless of the student’s loan disbursement date.

As a separate process from the adjudication of a borrower’s BDR application, the rules establish a new process for the Department to recoup funds from schools for any loans forgiven pursuant to a BDR application. The new rules require the Department to rely upon and adhere to existing or prior applicable BDR regulations for loans disbursed prior to the effective date of the regulations, but would significantly expand the basis for recovery for loans disbursed after the rules become effective.

We continue to closely monitor the rulemaking process along with the Department’s public statements, legal filings, and other communications, but are unable to determine the ultimate impact of any final regulations on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the results of the 2020 Presidential and Congressional elections, which could require us to make substantial changes to our business, reduce our profitability, and make compliance more difficult,” for information about the potential impact of new regulations on our business.

On July 28, 2022, the Department published in the Federal Register another set of proposed regulations for public comment covering a topic that was part of the 2021 affordability and student loan negotiations along with two topics that were part of the 2022 institutional and programmatic eligibility negotiations. The public comment period was set for 30 days and concluded on August 27, 2022. The Department published final regulations on October 28, 2022 in the Federal Register, which means these regulations will become effective July 1, 2023.

The new regulations from the October 28, 2022 Final Rule include the following topics:

•
Adopting new regulations to calculate the percentage of a for-profit school’s revenue that is derived from federal education assistance, referred to as the “90-10 Rule”;
•
Placing additional requirements and limits on changes of ownership or control; and

•
Pell Grant eligibility for prison education programs.

The American Rescue Plan Act of 2021 (H.R.1319), passed on March 11, 2021, amended the Higher Education Act requirement of the 90-10 Rule that for-profit schools derive at least 10% of their tuition and fee revenue from Title IV funds aid to requires that the 90% revenue cap include all sources of federal funding, not just Title IV student aid funds. The regulation describing the new 90-10 Rule includes an expanded view of what federal aid is considered “federal educational assistance funds” under the rule, and is intended to include any identifiable revenue a school receives from tuition assistance programs offered by federal agencies, such as the Departments of Defense, Veterans Affairs, and Labor. The new rule also includes a number of technical changes, including a departure from the historical focus on cash basis revenue and existing Title IV Program cash management regulations. For example, institutions would be required to accelerate the receipt of, or would be deemed to have received, federal funds at the end of the annual measurement period. Although the Department published regulations in its Final Rule that are consistent with the consensus language reached during negotiated rulemaking, the Department included in the preamble to the regulation a number of interpretations that may potentially narrow and/or limit non-federal revenue that may be included by institutions in their annual calculations. These interpretations were offered with limited explanation and are expected to make future compliance with these regulations more difficult for for-profit institutions. We are continuing to evaluate these regulations along with the Department’s interpretations, public statements, and other communications but are unable to determine the ultimate impact of these final regulations on our business at this time.

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

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2022 and 2021 (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2022	% of Total Revenue	2021	% of Total Revenue	2022 vs 2021 % Change	2022	% of Total Revenue	2021	% of Total Revenue	2022 vs 2021 % Change
TOTAL REVENUE	$168,420		$173,998		-3.2%	$519,063		$533,175		-2.6%
OPERATING EXPENSES
Educational services and facilities (1)	30,149	17.9%	25,961	14.9%	16.1%	85,506	16.5%	83,467	15.7%	2.4%
General and administrative: (2)
Advertising and marketing	32,827	19.5%	35,435	20.4%	-7.4%	96,051	18.5%	107,671	20.2%	-10.8%
Admissions	23,732	14.1%	23,207	13.3%	2.3%	70,175	13.5%	74,235	13.9%	-5.5%
Administrative	39,418	23.4%	37,455	21.5%	5.2%	113,000	21.8%	105,196	19.7%	7.4%
Bad debt	7,905	4.7%	10,192	5.9%	-22.4%	32,284	6.2%	36,364	6.8%	-11.2%
Total general and administrative expense	103,882	61.7%	106,289	61.1%	-2.3%	311,510	60.0%	323,466	60.7%	-3.7%
Depreciation and amortization	5,065	3.0%	3,887	2.2%	30.3%	14,856	2.9%	11,802	2.2%	25.9%
Asset impairment	-	0.0%	-	0.0%	NM	228	0.0%	-	0.0%	NM
OPERATING INCOME	29,324	17.4%	37,861	21.8%	-22.5%	106,963	20.6%	114,440	21.5%	-6.5%

PRETAX INCOME	31,292	18.6%	37,326	21.5%	-16.2%	109,841	21.2%	114,292	21.4%	-3.9%
PROVISION FOR INCOME TAXES	9,225	5.5%	9,557	5.5%	-3.5%	29,929	5.8%	29,121	5.5%	2.8%
Effective tax rate	29.5%		25.6%			27.2%		25.5%

NET INCOME	$22,067	13.1%	$27,769	16.0%	-20.5%	$79,912	15.4%	$85,171	16.0%	-6.2%

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

Revenue

The current quarter and year to date revenue decreased by 3.2% or $5.6 million and 2.6% or $14.1 million, respectively, as compared to the prior year periods. These declines were driven by the lag impact on revenue of the overall decline in total student enrollments over the past several quarters along with an increase in the number of student enrollments related to corporate partnerships. Typically, total student enrollment balances at the end of any given quarter have a lag impact on revenue in the subsequent quarter.

The current quarter includes a $7.2 million decline in revenue within CTU which was partially offset with an increase in revenue of $1.6 million within AIUS, as compared to the prior year period. AIUS' revenue increase for the current quarter was benefitted by the acquisition completed during the current quarter which more than offset the decrease resulting from the decline in total student enrollments as compared to the prior year quarter end.

The current year to date decline in revenue was driven by the overall decline in total student enrollments over the past several quarters which more than offset the positive impact of the academic calendar redesign at CTU and the acquisitions.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2022	2021	2022 vs 2021 % Change	2022	2021	2022 vs 2021 % Change
Educational services and facilities:
Academics & student related	$25,674	$21,921	17.1%	$72,251	$69,554	3.9%
Occupancy	4,475	4,040	10.8%	13,255	13,913	-4.7%
Total educational services and facilities	$30,149	$25,961	16.1%	$85,506	$83,467	2.4%

The educational services and facilities expense for the current quarter and year to date increased by 16.1% or $4.2 million and 2.4% or $2.0 million, respectively, as compared to the prior year periods. Academics and student related costs increased by 17.1% or $3.8 million and 3.9% or $2.7 million for the current quarter and year to date, respectively, as compared to the prior year periods, primarily as a result of the acquisitions completed in the current quarter and the prior year quarter. Partially offsetting the year to date increase in academics and student related costs was a decrease in occupancy expense of 4.7% or $0.7 million as compared to the prior year period. Occupancy expense for the current quarter increased by 10.8% or $0.4 million primarily due to the relocation of the CTU Colorado Springs campus.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2022	2021	2022 vs 2021 % Change	2022	2021	2022 vs 2021 % Change
General and administrative:
Advertising and marketing	$32,827	$35,435	-7.4%	$96,051	$107,671	-10.8%
Admissions	23,732	23,207	2.3%	70,175	74,235	-5.5%
Administrative	39,418	37,455	5.2%	113,000	105,196	7.4%
Bad debt	7,905	10,192	-22.4%	32,284	36,364	-11.2%
Total general and administrative expense	$103,882	$106,289	-2.3%	$311,510	$323,466	-3.7%

The general and administrative expense for the current quarter and year to date decreased by 2.3% or $2.4 million and 3.7% or $12.0 million, respectively, as compared to the prior year periods, primarily driven by decreases in advertising and marketing and bad debt expenses, as explained more fully below. Partially offsetting the current quarter and year to date decreases in these expenses were increased administrative costs as compared to the prior year periods.

Advertising and marketing expense for the current quarter and year to date decreased by 7.4% or $2.6 million and 10.8% or $11.6 million, respectively, as compared to the prior year periods, as a result of adjustments to our marketing processes related to identifying prospective student interest within both CTU and AIUS.

Admissions expense for the current quarter increased by 2.3% or $0.5 million and decreased by 5.5% or $4.1 million for the current year to date, as compared to the prior year periods. The year to date improvement was driven by the changes to the marketing processes mentioned above which also benefit admissions expense at both institutions. The current quarter increase was driven by increased expenses within CTU primarily due to the acquisition completed in the prior year quarter which only had one month of expense as compared to a full three months of expense in the current quarter.

Administrative expense for the current quarter and year to date increased by 5.2% or $2.0 million and 7.4% or $7.8 million, respectively, as compared to the prior year periods. The current quarter and year to date increase was driven by increased legal fees, including those related to the borrower defense to repayment applications from former students, as well as acquisition-related costs.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2022	% of Segment Revenue	2021	% of Segment Revenue	2022 vs 2021 % Change	2022	% of Segment Revenue	2021	% of Segment Revenue	2022 vs 2021 % Change
Bad debt expense:
CTU	$3,678	3.8%	$4,248	4.1%	-13.4%	$16,853	5.4%	$16,328	5.2%	3.2%
AIUS	4,232	6.0%	5,954	8.6%	-28.9%	15,465	7.5%	20,079	9.1%	-23.0%
Corporate and Other	(5)	NM	(10)	NM	NM	(34)	NM	(43)	NM	NM
Total bad debt expense	$7,905	4.7%	$10,192	5.9%	-22.4%	$32,284	6.2%	$36,364	6.8%	-11.2%

Bad debt expense improved by 22.4% or $2.3 million and 11.2% or $4.1 million for the current quarter and current year to date, respectively, as compared to the prior year periods. AIUS’ bad debt expense decreased by 28.9% or $1.7 million and 23.0% or $4.6 million, respectively, for the current quarter and current year to date as compared to the prior year periods. CTU's bad debt expense improved by 13.4% or $0.6 million and increased by 3.2% or $0.5 million, respectively, for the current quarter and year to date, as compared to the prior year periods.

We continue to expect quarterly fluctuations in bad debt expense. We regularly evaluate our reserve rates, which includes a quarterly update of our analysis of historical student receivable collectability based on the most recent data available and a review of current known factors which we believe could affect future collectability of our student receivables, such as the number of students that do not complete the financial aid process. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV financial aid process so that they are better prepared to start school. We have also focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Operating Income

Operating income decreased by 22.5% or $8.5 million and 6.5% or $7.5 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter decrease was primarily driven by the decrease within revenue along with the increase in academics and administrative expenses as compared to the prior year quarter. The current year to date decrease was driven by the decrease within revenue, which was partially offset with decreases within advertising and marketing expense and bad debt expense as compared to the prior year to date.

Provision for Income Taxes

For the current quarter and year to date, we recorded a provision for income taxes of $9.2 million, reflecting an effective tax rate of 29.5% and $29.9 million, reflecting an effective tax rate of 27.2%, respectively, as compared to a provision for income taxes of $9.6 million, reflecting an effective tax rate of 25.6% and $29.1 million, reflecting an effective tax rate of 25.5% for the respective prior year periods.

The effective tax rate for the current quarter and year to date was impacted by the tax effect of a $1.4 million valuation allowance increase related to select combined state net operating losses which increased the effective tax rate for the quarter and year to date by 4.6% and 1.3%, respectively. The effective tax rate for the current quarter and year to date benefitted by the tax effect of federal and state tax credits claimed for the 2021 tax return, which decreased the effective tax rate for the quarter and year to date by 0.3% and 0.1%, respectively. The current year to date effective tax rate also benefitted by 0.2% for the net tax effect of stock-based compensation and the release of previously recorded tax reserves. The effective tax rate for the prior year quarter and year to date was impacted by federal and state tax credits claimed for the 2020 tax return, which decreased the effective tax rate for the prior year quarter and year to date by 0.6% and 0.2%, respectively. The tax effect of stock-based compensation and the release of previously recorded tax reserves for the 2021 year to date tax rate reflects a 0.5% net benefit. For the full year 2022, we expect our effective tax rate to be between 26.5% and 27.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2022	2021	% Change	2022	2021	% Change	2022	2021
REVENUE:
CTU (1)	$97,562	$104,788	-6.9%	$31,506	$41,217	-23.6%	32.3%	39.3%
AIUS (2)	70,582	68,948	2.4%	9,590	8,334	15.1%	13.6%	12.1%
Corporate and other (3)	276	262	5.3%	(11,772)	(11,690)	0.7%	NM	NM
Total	$168,420	$173,998	-3.2%	$29,324	$37,861	-22.5%	17.4%	21.8%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2022	2021	% Change	2022	2021	% Change	2022	2021
REVENUE:
CTU (1)	$311,171	$312,645	-0.5%	$107,540	$112,758	-4.6%	34.6%	36.1%
AIUS (2)	207,034	219,648	-5.7%	29,846	28,875	3.4%	14.4%	13.1%
Corporate and other (3)	858	882	-2.7%	(30,423)	(27,193)	11.9%	NM	NM
Total	$519,063	$533,175	-2.6%	$106,963	$114,440	-6.5%	20.6%	21.5%

_________________

(1)
CTU’s results of operations include the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)
AIUS’ results of operations include the CalSouthern acquisition commencing on the July 1, 2022 date of acquisition and the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(3)
Results of operations for closed campuses are included within Corporate and Other. Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by generally having participated in class related activities during the previous two weeks. Total student enrollments do not include learners participating in: a) non-degree seeking professional development and continuing education offerings, and b) degree seeking, non-Title IV, self-paced programs at our universities.

	TOTAL STUDENT ENROLLMENTS
	As of September 30,
	2022	2021	% Change
CTU	26,500	25,800	2.7%
AIUS	15,200	16,800	-9.5%
Total	41,700	42,600	-2.1%

CTU. Current quarter and year to date revenue decreased by 6.9% or $7.2 million and 0.5% or $1.5 million, respectively, as compared to the prior year periods driven by decreases in total student enrollments over the past several quarters. Typically, total student enrollment balances at the end of any given quarter have a lag impact on revenue in subsequent quarters.

Current quarter and year to date operating income for CTU decreased by 23.6% or $9.7 million and 4.6% or $5.2 million, respectively, as compared to the prior year periods, primarily driven by the decrease in revenue discussed above. Additionally, amortization expense associated with the acquisition completed in the third quarter of 2021 contributed to the decrease in operating income for the current year to date as compared to the prior year to date.

AIUS. Current quarter revenue increased by 2.4% or $1.6 million as compared to the prior year period and decreased by 5.7% or $12.6 million for the current year to date as compared to the prior year period. The increase for the current quarter was due to the CalSouthern acquisition. Excluding the acquisition during the current quarter, revenue would have declined. This decline, along with the decline in revenue for the current year to date, was driven by a decrease in total student enrollments of 9.5% at September 30, 2022 as compared to September 30, 2021.

Current quarter and year to date operating income for AIUS increased by 15.1% or $1.3 million and 3.4% or $1.0 million, respectively, as compared to the prior year periods. The current quarter and year to date improvement was primarily driven by decreased advertising and marketing, admissions and bad debt expenses as compared to the prior year periods.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter and year to date increased by 0.7% or $0.1 million and 11.9% or $3.2 million, respectively, as compared to the prior year periods, primarily as a result of increased legal fee expense, including legal fees associated with the borrower defense to repayment applications from former students and expenses associated with acquisitions.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2022, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $525.2 million. Restricted cash as of September 30, 2022 was $2.2 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the seller pursuant to the CalSouthern and Hippo acquisitions. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2022. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and acquisitions through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions that further extend the depth and breadth of our educational offerings and share repurchases. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Share repurchases will remain a part of our capital allocation strategy. Since the March 1, 2022 inception date, the Company repurchased approximately 2.1 million shares for $23.1 million, of which approximately 0.6 million shares were repurchased for $7.4 million during the quarter ended September 30, 2022.

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

The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement. As of September 30, 2022, there were no amounts outstanding under the revolving credit facility.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2022 and 2021, net cash flows provided by operating activities totaled $107.6 million and $144.2 million, respectively. The decrease in net cash flows provided by operating activities for the current year to date as compared to the prior year to date was primarily driven by lower revenue at both CTU and AIUS along with a timing impact of the academic calendar redesign and the related cash collections.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the year to date ended September 30, 2022, approximately 79% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding as compared to 81% for the full year of 2021. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the years to date ended September 30, 2022, net cash flows used in investing activities totaled $255.7 million compared to net cash flows provided by investing activities of $24.3 million for the prior year to date.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $207.6 million for the current year to date as compared to net cash inflow of $87.5 million for the prior year to date.

Business acquisitions. During the year to date ended September 30, 2022, the Company completed the CalSouthern acquisition for a purchase price of $40.0 million, of which $1.0 million was set aside in an escrow account pursuant to the purchase agreement. The prior year to date includes $56.9 million for payments related to the DigitalCrafts and Hippo acquisitions.

Capital Expenditures. Capital expenditures increased to $9.1 million for the year to date ended September 30, 2022 as compared to $6.3 million for the year to date ended September 30, 2021. Capital expenditures represented approximately 1.8% and 1.2% of total revenue for the years to date ended September 30, 2022 and 2021, respectively. For the full year 2022, we expect capital expenditures to be approximately 2% of revenue.

Financing Cash Flows

During the years to date ended September 30, 2022 and 2021, net cash flows used in financing activities totaled $27.8 million and $6.6 million, respectively. Payments to repurchase shares of our common stock were $23.1 million for the year to date ended September 30, 2022 and $5.4 million for the year to date ended September 30, 2021. The current year to date includes a $4.0 million payment to release the escrow associated with the Trident acquisition.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $1.6 million and $2.0 million for the years to date ended September 30, 2022 and 2021, respectively.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2021 to September 30, 2022 were as follows (dollars in thousands):

	September 30,	December 31,
	2022	2021	% Change
ASSETS
NON-CURRENT ASSETS:
Goodwill	184,135	162,579	13%
Intangibles assets, net	44,262	32,208	37%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Income taxes	8,082	211	3730%
Deferred revenue	61,978	70,613	-12%
STOCKHOLDERS' EQUITY
Treasury stock	(301,624)	(276,895)	9%

Goodwill: The increase in goodwill is attributable to the CalSouthern acquisition.

Intangibles assets, net: The increase in intangibles assets is attributable to the CalSouthern acquisition.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2022.

Deferred revenue: The decrease is primarily related to the timing impact of the academic terms within CTU and AIUS, partially offset with balances associated with the CalSouthern acquisition during the current quarter.

Treasury stock: The increase is primarily driven by the repurchase of 2.1 million shares of our common stock for $23.1 million during the current year to date.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2022, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of September 30, 2022, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of September 30, 2022 and December 31, 2021. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2021				$2,889,583
January 1, 2022—January 31, 2022	-	$-	-	2,889,583
February 1, 2022—February 28, 2022	-	-	-	2,889,583
March 1, 2022—March 31, 2022	508,967	10.69	362,571	46,164,617
April 1, 2022—April 30, 2022	-	-	-	46,164,617
May 1, 2022—May 31, 2022	801,425	10.51	801,425	37,727,438
June 1, 2022—June 30, 2022	315,790	10.84	315,639	34,300,193
July 1, 2022—July 31, 2022	-	-	-	34,300,193
August 1, 2022—August 31, 2022	498,781	12.27	498,781	28,171,644
September 1, 2022—September 30, 2022	119,968	11.08	119,968	26,840,200
Total	2,244,931		2,098,384

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

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)
____
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: November 7, 2022	By:	/s/ ANDREW H. HURST
Andrew H. Hurst President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)