Form 10-K
period 2022-12-31
PERDOCEO EDUCATION Corp
filed 2023-02-23
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $11.78 per share closing sale price of the Registrant’s common stock on June 30, 2022 (the last business day of the Registrant’s most recently completed second quarter), was approximately $650,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 17, 2023, the number of outstanding shares of Registrant’s common stock was 67,175,485.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders to be subsequently filed with the SEC are incorporated by reference into Part III of this Report to the extent indicated herein.

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

ITEM 1. BUSINESS

OVERVIEW

Perdoceo’s accredited academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

Our reporting segments correspond to our accredited institutions.

CTU

CTU is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Additionally, CTU also offers non-degree and professional development programs.

CTU has continued to expand its offerings in the areas of computer programming and technology providing for upskilling and reskilling opportunities, through the acquisition of Coding Dojo (the “Coding Dojo Acquisition”) on December 1, 2022. Coding Dojo provides learning and developmental preparation opportunities to technology-driven students with a quality technology platform and market demand course offering content which include software development, data science and cybersecurity. Results of operations related to the Coding Dojo acquisition are included in the consolidated financial statements within the CTU segment from the date of acquisition. See Note 3 “Business Acquisitions” in our consolidated financial statements for further information.

Discussion of business operations, trends and key drivers of operating results will primarily focus on CTU’s degree programs, which represent a majority of CTU’s operations and the CTU segment. Specific references will be made to the 2022 and 2021 acquisitions when material to the disclosure or necessary to understand the overall discussion.

AIUS

AIUS is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. AIUS also provides non-degree and professional development programs.

On July 1, 2022, the Company acquired substantially all of the assets of California Southern University (“CalSouthern” and the "CalSouthern Acquisition"), an accredited university offering online undergraduate, master’s and doctoral programs with a focus on behavioral science. Results of operations related to the CalSouthern acquisition are included in the consolidated financial statements within the AIUS segment from the date of acquisition.

AIUS is comprised of three universities: the American InterContinental University ("AIU"), Trident University International (“Trident” or “TUI”) and CalSouthern. The AIUS structure provides a framework for all three universities to continue to serve their unique student populations while benefitting from one university system. Although all universities operate under a shared governance structure and have a common mission, the system structure allows each to retain its name and customize its programs and instructional and student service models to the needs of its unique student populations.

Discussion of business operations, trends and key drivers of operating results will primarily focus on AIU, which represents a majority of the AIU System and AIUS reporting segment. Specific references will be made to the recent acquisitions when material to the disclosure or necessary to understand the overall discussion.

Student Enrollments Statistics

Total student enrollments as of December 31, 2022 and 2021 were approximately 39,200 students and 40,400 students, respectively, with approximately 97% enrolled in our institutions’ fully-online academic programs for the year ended December 31, 2022 and approximately 96% for the year ended December 31, 2021. Substantially all of the students attending our institutions reside within the United States of America. Total student enrollments and student enrollment statistics stated above and presented below do not include learners participating in: a) non-degree and professional development programs, and b) degree seeking, non-Title IV, self-paced programs at our universities. Additional student enrollment demographic information for our institutions as of December 31, 2022 and 2021 was as follows:

Student Enrollments by Age Group

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2022	2021
Over 30	68%	65%
21 to 30	29%	32%
Under 21	3%	3%

Student Enrollments by Core Curricula

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2022	2021
Business Studies	76%	76%
Information Technology	12%	11%
Health Education	12%	13%

Student Enrollments by Degree Granting Program

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2022	2021
Doctoral and Master's Degree	11%	12%
Bachelor's Degree	68%	66%
Associate Degree	21%	22%

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
enhance student enrollment processes;
•
enhance student experiences and retention;
•
use technology as a differentiator;
•
leverage efficient and effective scalable shared services to support organic growth at our universities and as a key enabler for inorganic growth strategies; and
•
invest in student-serving processes that support our overall academic operations.

OUR BUSINESS

Through our two accredited academic institutions, we offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. We pursue a student-first mindset in our efforts to provide student support throughout the academic life cycle, from enrollment and orientation through ongoing coaching and learning leading up to graduation, which we believe enhances overall student learning experiences and academic outcomes. We are committed to investing in our academic institutions and student support technology, which we believe enables our student support teams to provide customized service that contributes to positive student experiences. Technology is a key enabler for us and we are continuing to expand the use of artificial intelligence and machine learning to additional areas of the student academic life cycle. We believe that our technology innovations provide students with tools that enable them to focus on educational content in a manner that is best suited to their personal learning style.

Marketing, Student Recruitment and the Student Enrollment Process

Our universities seek motivated students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, our universities develop and engage in a variety of marketing activities which build awareness of our universities among prospective students. Our marketing programs are designed to enhance each university’s opportunity to serve those students who have a greater propensity to begin and eventually complete their degree of choice at one of our academic institutions.

Perdoceo primarily serves a non-traditional and diverse student population. Our students have a broad range of educational and employment experiences which contributes to their college-level readiness. Each of our universities has an admissions function responsible for interacting with prospective students interested in applying to an institution after they have expressed interest in learning more about our academic institutions and programs. Generally, to be qualified for admission to one of our universities, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet specific program admissions requirements.

We use data analytics to help us identify and focus on prospective students who are more likely to succeed at one of our universities. Our prospective student outreach process uses technology to provide a more customized approach to enable us to more effectively provide prospective students with relevant information to help them make more informed academic decisions.

One of our technology initiatives over the last few years to expand the use of artificial intelligence (“AI”) and machine learning throughout the academic life cycle is AI-based virtual assistant “chatbots” that we have named Lucy at AIU and Rosie at CTU. Both Lucy and Rosie have streamlined the process for prospective students who want to learn about our institutions and can address approximately 92% of their questions while continuing to learn from her interactions. If these chatbots are unable to address a question, the prospective student is referred to our admissions personnel for additional assistance. Throughout 2022, we continued to expand the use of chatbots across different aspects of the academic life cycle at both CTU and AIU.

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

Corporate Partnerships

Our universities have focused on expanding strategic relationships with corporate partners. During 2022, we continued to focus on and invest in our corporate partnership program at both institutions and our teams are successfully engaging with employers who provide tuition assistance programs which allows for a debt-free education to their employees. We expect these relationships to result in new student interest through increased awareness of our institutions for the employees of our corporate partners. Corporate partnerships provide us with an opportunity to connect with and educate a population of students we would otherwise not likely have access to. Students who attend our institutions through corporate partnerships are awarded grants from the applicable university to partially offset their tuition costs, the amount of which depends on the agreement with each respective corporate partner. In addition, they typically receive some funding from their employer towards their tuition. Although the amount paid by these students results in lower revenue per student due to the grants awarded from the applicable university, the recruiting, marketing and support costs associated with these students are lower as well. Further, these students are more likely to start class and tend to be more persistent in their pursuit of long-term learning, which we believe will result in higher life-time value per student. As of December 31, 2022, approximately 23.9% and 5.2% of total student enrollments at CTU and AIUS, respectively, are a result of corporate partnership agreements.

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

Over the past two years, our institutions have continued the expansion of their offerings with the acquisition of non-degree professional development programs. These online courses offer upskilling and reskilling opportunities where one can develop skills and knowledge in a specific endeavor or area of interest.

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

During 2022, we continued a multi-year project to enhance and upgrade our student technology infrastructure. This includes several upgrades to our mobile platforms and virtual campus and a redesign of our digital toolsets and technology that our faculty and student support teams utilize to serve and educate students throughout their academic life cycle. These upgrades are expected to further enhance student experiences, especially for our non-traditional adult learners, while driving efficiencies within the business.

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

Perdoceo has implemented the use of sophisticated personalized learning technologies through our virtual campus that provides intelligent, adaptive systems to power the delivery of personalized learning. We have a perpetual license to this technology and our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula.

Mobile Applications

Students at CTU and AIU have access to a mobile application and two-way messaging platform which were created to complement students’ mobile-centric lives. During 2022, we have upgraded our mobile technology framework allowing for better performance and increased stability. Approximately 96% of our students within these universities have opted in for the mobile application and to receive mobile notifications. Our students and staff are using the messenger due to its ease and simplicity. The student benefits of these technology innovations include the ability to connect with their university in a different way, communicate efficiently with faculty, upload required documentation, track grades and degree progress in real-time and participate in courses from the palm of their hand, all of which contribute to increased student engagement. CTU and AIU also have a faculty mobile application which provides informative dashboards, ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe make teacher-student interactions easier and more effective.

Faculty

Our institutions employ approximately 2,100 credentialed, geographically dispersed, full-time and adjunct (i.e., part-time) faculty who facilitate learning in our classrooms and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in accordance with current accepted higher education practices and in accordance with state, institutional accreditation and programmatic accreditation standards. Generally, our institutions require the instructor for any degree program courses to have a degree at least one level higher than the level of the course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General education faculty members must possess at least a master’s degree. The average tenure of a Perdoceo faculty member is approximately six years. We believe the longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms.

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

Human Capital

As of December 31, 2022, we had approximately 4,500 employees, of which approximately 1,900 work for CTU and approximately 1,700 work for AIUS, with the remainder being corporate-level employees in areas such as marketing, information technology, financial aid, accounting, human resources, legal and compliance. Our employees include approximately 2,000 part-time adjunct faculty members and approximately 120 full-time faculty members. Other than our part-time adjunct faculty members, we have less than 100 part-time employees, some of which are student employees under the federal work study program.

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

We are committed to a policy of equal employment opportunity. We value diversity and strive to create an atmosphere that supports the students and communities that we serve. Inclusivity is important in our approach to achieving a dynamic culture. We are committed to fostering an environment where differences are respected and valued and where employees feel empowered to share their experiences and ideas. The self-identified ethnicity or race of our full-time employees, including full-time faculty members, is approximately 49% White, 30% Black or African American, 12% Hispanic, Latinx or Spanish origin, 7% Asian, 1% American Indian or Alaskan Native and 1% Native Hawaiian or Other Pacific Islander, and our full-time employees are approximately 37% male and 63% female. The self-identified ethnicity or race of our part-time non-student employees, who are primarily part-time adjunct faculty members, is approximately 62% White, 29% Black or African American, 4% Hispanic, Latinx or Spanish origin, 3% Asian, 1% American Indian or Alaskan Native and less than 1% Native Hawaiian or Other Pacific Islander, and our part-time employees are approximately 50% male and 50% female.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and competitive, with no one provider having a significant market share. The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 5,800 postsecondary education institutions eligible for federal student aid in the United States for the academic year 2021-22, including approximately 2,200 for-profit schools; approximately 1,900 public schools which include state universities and community colleges; and approximately 1,700 private non-profit schools. According to the U.S. Department of Education (“ED” or the “Department”), over the 12-month period for academic year 2020-21, approximately 25.3 million students were enrolled in postsecondary institutions.

The domestic postsecondary degree-granting education industry was an approximately $695 billion industry for academic year 2019-20, according to a report published in 2022 by the Department. We compete in this industry primarily with other degree-granting regionally-accredited colleges and universities, both for-profit institutions like ours and public and private non-profit institutions. In particular, there is growing competition from online programs at these institutions as they increase their online offerings in response to the COVID-19 pandemic and growing prospective student interest.

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

Programmatic accreditation has been granted by the following accrediting agencies for the following degree program areas offered by our institutions.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Area Accredited (2)

ABET	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Association for Advancing Quality in Education Preparation	AIUS/American InterContinental University, Chandler	Education

Accreditation Council for Business Schools and Programs	AIUS (all locations): American InterContinental University, California Southern University and Trident University International; Colorado Technical University (all locations)	Business

Commission on Collegiate Nursing Education	AIUS/California Southern University, Chandler; Colorado Technical University, Colorado Springs	Nursing

Project Management Institute Global Accreditation Center	Colorado Technical University (all locations)	Project management and business

_____________________

(1)
Status as of February 23, 2023.
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

In this regard, on January 3, 2019, the Company entered into agreements with attorneys general from 48 states and the District of Columbia to bring closure to multi-state inquiries ongoing since January 2014. As part of the agreements, the Company expressly denied any allegations of wrongdoing but agreed to, among other things, work with a third-party administrator that will report on the Company's compliance with various obligations the Company committed to in the agreements. Operationally, the Company committed to:

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

A student is not required to meet any specific credit scoring criteria to receive a Direct Loan, but historically, any student with a default on a prior loan made under any Title IV Program may not be eligible for new loans unless the default has been cured through repayment progress. Through a student loan initiative announced by the current administration on April 6, 2022, students that had previously defaulted on a student loan are temporarily eligible for new loans which has increased interest from former students in returning to school. This initiative is scheduled to expire one year from the date that the pause in federal student loan payments is lifted. The Department has established maximum annual and aggregate borrowing limits for Direct Loans.

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

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2022-23 maximum annual Pell Grant is $6,895, excluding any additional amount awarded pursuant to a year-round Pell Grant. Beginning with the 2017-18 award year, eligible students may receive year-round Pell Grant funds. A year-round Pell Grant program allows students to receive up to 150% of the student’s regular award, allowing students to maintain their enrollment status and receive Pell Grant funds for up to two additional academic terms during an award year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

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

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2022 is $26,381. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The DoD updated the MOU in 2014 and 2019, in each case with enhanced requirements for institutions. The MOU requires that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. It contains requirements regarding the disclosures of costs and amounts covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. The MOU also incorporates the development and implementation of the “VA Shopping Sheet,” a standardized cost form with federal aid information which has evolved into what is now referred to by the Department as the “College Financing Plan”. The MOU conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Both CTU and AIUS have signed each of the DoD’s standard MOUs, including the most recent in August 2019 which is effective through 2024.

Institutional Payment Plans

Some of our students will enter into institutional payment plans with our institutions to pay a portion, or occasionally all, of their institutional charges directly to the school. This may occur for students who have a gap between Title IV financial aid funding and other third-party aid available to them and the institutional charges or for students who are enrolled in programs or courses for which Title IV or other financial aid is not offered. We offer these payment plans over the in-school period, and up to 12 months beyond graduation. The payment plans do not charge interest.

Eligibility and Certification by the Department

Under the provisions of the Higher Education Act, an institution must apply to the Department for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. In addition, an institution must obtain the Department's approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features.

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

In connection with its administration of Title IV Programs, the Department has broad powers to request information and review records of a participating institution. Since December 2021, the Company has been responding to ongoing extensive requests for information from the Department relating to CTU and AIUS. Significant resources are required to respond to the requests and the Department’s review of information provided could lead to additional requests for information or claims of noncompliance with the extensive regulatory requirements relating to the administration of Title IV Programs.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Compliance with the extensive regulatory requirements applicable to our business can be costly and time consuming, and failure to comply could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our institutions.” and “If the Department denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

Scrutiny of the For-Profit Postsecondary Education Sector

In recent years, Congress, the Department, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the FTC, state attorneys general and the media have all scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Department, DoD and the VA and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. In addition, targeted loan relief to student borrowers is a stated priority for the Department, and consumer advocacy groups and others are focusing their lobbying and other efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students.

The current administration is pursuing significant regulatory and administrative actions that will affect our business. For example, as discussed below, new regulations including an updated 90-10 Rule will go into effect in 2023, and numerous existing or former regulations are being modified or repurposed for future adoption by the Department. Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate.”

Legislative Action and Recent Department Regulatory Initiatives

The U.S. Congress must periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program, historically every five to six years.

The Higher Education Opportunity Act (“HEOA”) was the most recent reauthorization of the Higher Education Act and was signed into law on August 14, 2008. It revised many of the regulations governing an institution’s eligibility to participate in Title IV Programs.

Congress has subsequently taken several actions that effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. Congress could work to reauthorize the Higher Education Act in its entirety, pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs, or continue to extend existing Title IV Programs for more limited terms while continuing debate on broader policy objectives. Additionally, legislative changes impacting Title IV Programs is included in broader legislation from time to time. For example, on March 11, 2021, President Biden signed a multi-faceted legislative package that includes new economic stimulus measures broadly targeting various aspects of the U.S. economy. Congress included in this legislation a modification to the “90-10 Rule” applicable to for-profit institutions that alters the measurement under the rule from the percentage of Title IV Program tuition revenue an institution receives to the percentage of “federal educational assistance” an institution receives.

On October 28, 2022, the Department published final regulations for three topics that were part of the Department’s 2021-2022 negotiated rulemaking agenda: 90-10 Rule, Change of Ownership, and Prison Education Programs. These regulations generally become effective July 1, 2023.

See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for information about the 90-10 Rule and Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our institutions could lose their eligibility to participate in federal student financial aid programs, face limitations on their ability to serve new or former students or have other limitations placed upon them if the percentage of their revenues derived from certain federal programs is too high," for information regarding risks relating to the 90-10 Rule.

On April 6, 2022, the Department announced a student loan initiative, aimed at eliminating negative effects for federal student loan borrowers who are in default on existing student loans. The Department estimates the initiative will allow approximately 7.5 million borrowers with defaulted federal student loans to return to repayment while removing delinquencies, once repayment of federal loans restarts after the COVID related suspension of loan repayment. This initiative effectively provides the following benefits to these borrowers: restores access to repayment options, restores eligibility to receive new or additional federal student aid and stops any adverse consequences of collection agency efforts and negative credit reporting. This initiative will last until one year from the end of the repayment pause that has been in effect since the beginning of the COVID pandemic in March of 2020.

On August 24, 2022, President Biden and the Department announced a plan to provide broad student loan forgiveness to borrowers with certain federal student loans. The plan provides $20,000 in debt relief to Pell Grant recipients with loans held by the Department and up to $10,000 in debt relief to non-Pell Grant recipients. Borrowers are eligible for this relief if their individual income is less than $125,000 or $250,000 for households. This plan includes our current and former students that had these types of federal loan balances as of June 30, 2022. The Congressional Budget Office (“CBO”) estimated that 42.4 million individuals will be eligible for debt relief at a total cost of $430 billion. The plan was described as a form of COVID pandemic-related financial support that relies upon Congressional authorization given to the Department for loan modifications for individuals impacted by national emergencies. The plan is currently subject to a number of legal challenges in Federal courts. The Supreme Court has agreed to review two of these challenges and will hear oral arguments in February 2023. The Department is currently enjoined from proceeding with this loan forgiveness initiative while the Supreme Court considers the pending challenges. Loan relief would benefit eligible current and former students, however, we are unable to determine what impact it will have on our schools, if any, or on any pending borrower defense to repayment or closed school discharge claims.

Scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with the upcoming reauthorization of the Higher Education Act. For example, on January 5, 2023, the Biden administration announced that the Department will hold a series of negotiated rulemaking sessions in spring 2023 to propose new rules regarding accreditation, distance education, student loan deferments and a range of other topics.

Many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the Biden administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult."

Two additional regulatory initiatives by the Department of significance have occurred in recent years. First is related to continuous changes to “borrower defense to repayment” regulations in 2016, 2019 and again in 2022. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for a description of these regulations. The Department published its latest version of these rules in final regulations on November 1, 2022 in the Federal Register, which means the updated regulations will become effective July 1, 2023 (see “Negotiated Rulemaking 2022: Affordability and Student Loans” below).

Second, the Department’s rulemaking efforts in 2019 resulted in the rescission of previously adopted “gainful employment” regulations. Our institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” During 2013, the Department established negotiated rulemaking committees, one specifically designed to limit Title IV availability for programs at for-profit institutions by defining gainful employment in a recognized occupation. On October 30, 2014, the Department published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. Prior to this rulemaking, the term gainful employment had been used in the Higher Education Act for forty years, and had not been further defined by Congress or the Department. Through negotiated rulemaking sessions, the Department considered different options for adopting a uniform set of requirements that could be applicable to all schools and not specifically targeted at for-profit institutions. After a public comment period on its proposal, the Department published a final regulation on July 1, 2019 to rescind the 2015 gainful employment regulation effective on July 1, 2020. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, the Department continued to update the college scorecards it developed, which apply to all Title IV eligible institutions, with relevant information for prospective students. While the eligibility tests and disclosures associated with the 2015 gainful employment regulation are no longer required, the term “gainful employment” continues to exist in the Higher Education Act and CTU’s and AIUS’ Title IV eligible programs will continue to need to be career focused educational programs. The Department has begun the process of re-adopting a new version of this regulation as part of its 2022 negotiated rulemaking covering institutional and programmatic eligibility (see “Negotiated Rulemaking 2022: Institutional and Programmatic Eligibility” below). Initial discussions as part of the negotiated rulemakings have considered adoption of program eligibility rules that, like the 2015 gainful employment regulation, would measure student debt at a program level against a measure of earnings. However, these discussions have also included various potential adjustments that may cause programs that passed the eligibility test under the 2015 gainful employment regulation to lose Title IV Program eligibility under the new regulation. Because the 2022 negotiated rulemaking on gainful employment did not reach consensus among the participants, the Department is free to publish proposed rules without being limited to language or rules considered and accepted by negotiators and has indicated it expects to publish new proposed rules regarding gainful employment for public comment in the spring of 2023. We are closely monitoring the ongoing rulemaking process but are unable to determine the potential impact of any final regulations on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate –The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the Biden administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business.

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

These new regulations from the November 1, 2022 Final Rule include the following topics:

•
discharges for borrowers with a total and permanent disability;
•
eliminating certain interest capitalization events not required by statute;
•
discharges for when a school falsely certifies a student was eligible for Title IV Program financial aid;
•
closed school discharges;
•
expanding and simplifying public service loan forgiveness;
•
modifying the bases for borrower defense to repayment ("BDR") claims as well as the adjudication processes for student claims;
•
modifying the procedures for recovering funds from schools for loans discharged pursuant to the borrower defense to repayment process; and
•
prohibiting schools from adopting or enforcing pre-dispute arbitration agreements and waivers of class action lawsuits.

These rules remove certain barriers and simplify the process for borrowers with a total and permanent disability and borrowers seeking public service loan forgiveness. The rules also expand closed school discharge provisions. The rules reduce the required supporting evidence and related obligations of students applying for BDR loan forgiveness, expand the categories students could raise in a BDR application, and provide the Department wide latitude to selectively adjudicate future BDR applications without affording institutions adequate opportunity to respond and potentially without regard to the individual merits of the BDR applications. The BDR rules remove any statute of limitations on student claims and create a rebuttable presumption in favor of full loan forgiveness as opposed to partial relief for most approved applications, eliminating the Department’s approach under the current rules of assessing whether and to what extent a student had been financially harmed. The proposed rules also increase the burden on institutions to maintain and provide documentation to refute student claims. As a result, an institution’s failure to maintain and provide timely and responsive information that goes beyond the contents of a typical student’s academic file in response to future BDR applications could form the basis for loan forgiveness. The combination of the reduced requirements, increased categories, and presumptions will increase the likelihood of loan forgiveness and potentially create a significant financial incentive for existing and former students to apply for loan forgiveness regardless of a claim’s merit. In fact, the Department’s current efforts to settle litigation in the Sweet Matter (see Borrower Defense to Repayment: Department Settlement of Pending BDR Applications, Inducement of New Claims for more information regarding the Sweet Matter) reflects an attempt to discharge the loans for hundreds of thousands of students without regards to the merits of their claims and induced the filing of tens of thousands of new BDR applications in a matter of only a few months from students hoping to benefit from the opportunity afforded by the settlement.

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

Separately, on January 11, 2023, the Department published for a 30-day public comment period, a proposed rule that would significantly modify the terms of income-based repayment plans, including providing reduced monthly payments, shortening the period of repayment that results in loan forgiveness and lowering financing costs for students. This proposed modified rule was one of the 2022 negotiated rulemaking topics. The proposed regulations would also allow borrowers to receive credit toward forgiveness for certain periods of deferment or forbearance. The Department has previously indicated the Secretary intends to accelerate the effectiveness of this rule.

We continue to closely monitor the rulemaking process along with the Department’s public statements, legal filings, and other communications, but are unable to determine the ultimate impact of any final regulations on our business at this time. See Item 1A,

“Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the Biden administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business.

Negotiated Rulemaking 2022: Institutional and Programmatic Eligibility

On October 4, 2021, the Department announced its intent to establish another negotiated rulemaking committee to develop proposed regulations related to institutional and programmatic eligibility. Negotiating sessions of the institutional and programmatic eligibility negotiated rulemaking committee were held in January, February and March 2022. The Department provided issue papers that revealed its intent to impose a number of additional obligations for schools and programs to remain eligible for Title IV funds.

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

The American Rescue Plan Act of 2021 (H.R.1319), passed on March 11, 2021, amended the Higher Education Act requirement of the 90-10 Rule that for-profit schools derive no more than 90% of their tuition and fee revenue from Title IV funds to require that for-profit schools derive no more than 90% of their tuition and fee revenue from generally any identifiable sources of federal funding. The regulation describing the new 90-10 Rule includes an expanded view of what federal aid is considered “federal educational assistance funds” under the rule, and is intended to include any identifiable revenue a school receives from tuition assistance programs offered by federal agencies, such as the Departments of Defense, Veterans Affairs, and Labor. The new rule also includes a number of technical changes, including a departure from the historical focus on cash basis revenue and existing Title IV Program cash management regulations. For example, institutions would be required to accelerate the receipt of, or would be deemed to have received, federal funds at the end of the annual measurement period. Although the Department published regulations in its Final Rule that are consistent with the consensus language reached during negotiated rulemaking, the Department included in the preamble to the regulation a number of interpretations that are likely not consistent with the consensus language and may potentially narrow and/or limit non-federal revenue that may be included by institutions in their annual calculations. These interpretations were offered with limited explanation and are expected to make future compliance with these regulations unclear and therefore more difficult for for-profit institutions.

We are continuing to evaluate these regulations along with the Department’s interpretations, public statements, and other communications but are unable to determine the ultimate impact of these final regulations on our business at this time. See Item 1A, "Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the Biden administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," and "Our institutions could lose their eligibility to participate in federal student financial aid programs, face limitations on their ability to serve new or former students or have other limitations placed upon them if the percentage of their revenues derived from certain federal programs is too high," for information about the potential impact of new regulations on our business.

The Department’s final and proposed rules impose additional burdens on schools, and often apply to schools unevenly. For example, the 90-10 Rule is an additional annual eligibility test requirement that applies exclusively to for-profit sector schools. The gainful employment rule is designed to primarily impose additional requirements on for-profit sector programs and many of the proposed modifications to other long standing existing rules contain new requirements that relate exclusively to for-profit sector schools and their ownership structures. The previously adopted and rescinded gainful employment regulation is discussed above in this “Legislative Action and Recent Department Regulatory Initiatives” section, and please see the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for an overview of the current rules relating to the 90-10 Rule, change of ownership or control, financial responsibility and administrative capability.

On June 23, 2022 the Department of Education announced it is delaying several rule proposals to the spring of 2023, meaning that the earliest the regulations could take effect will be after July 1, 2024. According to regulatory updates with the Office of Management and Budget, the Notices of Proposed Rulemaking (NPRM) will be delayed until April of 2023 for the following rules:

•
Ability to Benefit (ATB)

•
Gainful Employment (GE)
•
Financial Responsibility
•
Administrative Capability
•
Certification Procedures

The negotiated rulemaking committee reached consensus on the ATB rule, but did not reach consensus on the others. Additionally, the Department has reported that it intends to pursue additional negotiated rulemaking in the future in a number of additional areas, including state authorization, distance education, returning Title IV funds, modifying loan deferments and forbearances, accreditation, third-party servicers, cash management and the federal TRIO programs. Negotiated rulemaking committees convened in recent years generally have not reached consensus, resulting in the Department having significant latitude in formulating regulations. We are closely monitoring the negotiated rulemaking process but are unable to determine the potential impact of any future rule proposals or final regulations on our business at this time.

Separately, on February 15, 2023, the Department announced its intention to conduct listening sessions in March 2023 aimed at reviewing its incentive compensation rules. At the same time, it also issued a Dear Colleague Letter that updated guidance to significantly expand its interpretation of the types of service providers that qualify as participating in the administration of Title IV funds under the definition of a “Third Party Servicer.” Although, the Department is taking public comments on its updated guidance for 30 days, it has indicated its new interpretations are effective immediately. We are assessing the support provided by various service providers against this updated guidance but are unable to determine the potential impact it may have on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the Biden administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business.

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

The 90-10 rate calculations for the year ended December 31, 2021 were 83.72% for CTU and 86.21% for AIUS. Our preliminary calculation of the 90-10 rates for our institutions for the year ended December 31, 2022 is approximately 82% for CTU and approximately 84% for AIUS, which are in compliance with the 90-10 Rule. However, as discussed above in “Legislative Action and Recent Department Regulatory Initiatives," the calculation under the existing 90-10 Rule will be replaced with a new calculation starting with the 2023 fiscal year. The regulation describing the new 90-10 Rule includes an expansive view of what federal aid is considered “federal educational assistance funds” under the rule, and is intended to include any identifiable revenue a school receives from tuition assistance programs offered by federal agencies, such as the Departments of Defense, Veterans Affairs and Labor, as well as any additional federal funding that may be received indirectly through other programs subsidized by federal sources that are intended to cover education expenses. The new rule also includes a number of technical changes, including a departure from the historical focus on cash basis revenue and existing Title IV Program cash management regulations. For example, institutions would be required to accelerate the receipt of, or would be deemed to have received, federal funds at the end of the annual measurement period. Although the Department published regulations in its Final Rule that are consistent with the consensus language reached during negotiated rulemaking, the Department included in the preamble to the regulation a number of interpretations are likely not consistent with the consensus language and that may potentially narrow and/or limit non-federal revenue that may be included by institutions in their annual calculations. These interpretations were offered with limited explanation and are expected to make future compliance with these regulations more difficult for for-profit institutions. We are continuing to evaluate these regulations along with the Department’s interpretations, public statements, and other communications. We have implemented various measures intended to reduce the percentage of our institutions’ cash basis revenue attributable to designated federal funding sources, including efforts to diversify the sources of our revenue. However, these measures may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90% in the future, and may not be sufficient to allow our institutions to serve degree seeking prospective students at the same rates as we have historically or may require limiting the type or volume of new students we enroll or programs we offer. We may be required to modify our business operations, including reducing our investments in advertising, in order to preserve our existing students’ ability to continue benefitting from financial assistance for their education pursuant to Title IV Programs. On December 21, 2022, the Department published in the Federal Register the list of Federal Education Assistance to be included as “federal educational assistance” under the revised rule. This publication confirmed that government education assistance for military or veteran personnel is considered “federal educational assistance.” Furthermore, the Department indicates that the list is not all encompassing as certain non-federal entities may sub-grant award funds under various names, and that it is up to each institution to determine if there are federal funds included in amounts received from students or other funding sources, and the precise federal and non-federal breakdown in instances where funds may be co-mingled. The result makes compliance with the revised rule more difficult, as well as adding additional layers of complexity for institutions to calculate a rate under the new rules.

The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our student enrollment mix, and regulatory and other factors outside of our control. In addition, changes in, or new interpretations of, the technical aspects of the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our institutions could lose their eligibility to participate in federal student financial aid programs, face limitations on their ability to serve new or former students or have other limitations placed upon them if the percentage of their revenues derived from certain Federal programs is too high," for additional information regarding risks relating to the 90-10 Rule.

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

In September 2022, the Department released the official three-year cohort default rates for the 2019 cohort. Both of our institutions had cohort default rates under the 30% threshold for the 2019 cohort. We increased our student communication, counseling and other efforts in this area beginning in late 2016 and have begun to see improvements in the cohort default rate beginning with the 2016 cohort, however more recent rates have been favorably impacted by a pause in repayment requirements due to COVID as discussed above. A listing of the official 2019, 2018 and 2017 three-year cohort default rates for our institutions is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2019	2018 (2)	2017
American InterContinental University (1)
Chandler, AZ (Online) (Atlanta, GA and Houston, TX)	4.4%	14.0%	17.0%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	4.3%	14.6%	16.0%

______________________

(1)
Cohort default rates for American InterContinental University do not include results associated with Trident University.
(2)
Rates were modified based on corrections made as part of official appeal processes.

As part of the CARES Act, which was signed into law on March 27, 2020, federal student loan payments and interest were suspended for a period of time, which the Department has periodically extended. Currently, the Department has established the repayment resumption date to be 60 days after resolution of pending legal challenges to its intended loan forgiveness initiative, but not later than 60 days from June 30, 2023. During this period, student loan borrowers have their loans placed in forbearance, and as such, are no longer required to make payments on their federal student loans. Consequently, no further defaults can occur during this period. Based on this forbearance, and more specifically the timing of it, we expect a favorable impact to the 2020-2021 cohort default rates, with the expectation that these rates will be lower as compared to 2018 and 2019, which were also favorably impacted by the forbearance to a lesser extent. After the forbearance ends, all students will need to resume their next normally scheduled payment. It is unclear how many students will commence their regularly scheduled payments when the forbearance expires, and whether the loan servicers will be able to handle the volume of borrowers resuming repayment obligations all at the same time. The Department has warned that defaults may rise considerably when the blanket forbearance expires. As a result, whether this forbearance has any negative impact on future cohorts is unclear.

Borrower Defense to Repayment

On October 28, 2016, the Department adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” regulations. The Department initially delayed the effective date of these regulations; however, after a successful legal challenge against the delay, the Department published guidance to institutions on March 15, 2019 regarding how to implement the 2016 regulations while noting that a new set of regulations was forthcoming. On September 23, 2019, the Department published new final “borrower defense to repayment” regulations that became effective on July 1, 2020. The new 2019 final borrower defense to repayment regulations are summarized below and will result in a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020. Further changes to the borrower defense to repayment regulations are being considered. See Legislative Action and Recent Department Regulatory Initiatives - Negotiated Rulemaking 2022: Affordability and Student Loans,” for more information.

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

Department Settlement of Pending BDR Applications, Inducement of New Claims

On November 16, 2022, a California federal court in Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.) approved a settlement agreement entered into by the Department in a class action lawsuit that challenges the way the Department has been dealing with borrower defense applications over the past few years (“Sweet Settlement”). The Sweet Settlement provides a streamlined path to debt forgiveness for former students of over 150 schools, including AIUS, CTU, and institutions of ours that have previously closed. Neither the Company nor our current or former institutions are a party to this lawsuit. BDR applications pending at the time of the settlement agreement were approximately 286,000, but expanded by an addition 180,000 applications prior to the court’s final approval following publicity about the opportunity afforded by the settlement. The Department has neither identified the number of claims nor the specific claims covered by the Sweet Settlement that are related to our institutions. Because the process agreed to by the

Department in the Sweet Settlement does not follow the claim adjudication procedures set out in applicable regulations, it is uncertain whether claims covered by the Sweet Settlement can form the basis of a claim for recoupment against the Company or our institutions.

Pending Borrower Defense to Repayment Applications

In May 2021, the Department notified the Company that the Department has several thousand borrower defense applications that make claims regarding the Company’s institutions, including institutions that have ceased operations. As part of the initial fact-finding process, the Department will send individual student claims to the Company and allow the institutions the opportunity to submit responses to the borrower defense applications. A majority of the claims received involve institutions or campuses that have ceased operations and, in some cases, involve students who attended over 25 years ago. We have submitted responses to the claims received which indicate that we believe the applications fail to establish a valid borrower defense and the Department should therefore deny them. We have responded to substantial requests for information going back as far as 25 years with respect to these claims. The initial volume of several thousand has continued to expand significantly as the Department and outside interest groups have continued to promote different pathways for students to receive loan forgiveness or loan discharge. Despite our belief expressed in responses submitted to the Department that the applications fail to establish a valid borrower defense and the Department should therefore deny them, the Department has already agreed in the Sweet Settlement to discharge most of the applications we are aware of. Our belief is that those applications discharged pursuant to the Sweet Settlement would not be eligible for recoupment against the Company. Almost all of the applications we have been provided to date would be covered by procedures set forth in the Sweet Settlement. It remains unclear what loan discharge applications the Department may grant in the future and whether they will assert repayment claims against us regardless of the date the student loan was disbursed and the corresponding discharge standards and processes.

2022 Final Regulations – Summary

As part of the Institutional and Programmatic Eligibility rulemaking, on November 1, 2022, the Department of Education released final rules on borrower defense to repayment (“BDR”). The borrower defense to repayment rules have an effective date of July 1, 2023. The rules establish a single federal standard for BDR, include a new definition of aggressive and deceptive recruitment - one of five grounds under which a claim could be filed under the new rules - and reinstate a ban on pre-dispute arbitration and class action waivers. The grounds on which a student may make a claim for BDR under these new rules include:

•
substantial misrepresentation,
•
substantial omission of fact,
•
breach of contract,
•
aggressive and deceptive recruitment, or
•
a federal, state judgment, departmental adverse action against an institution that could give rise to a borrower defense claim.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate - 'Borrower defense to repayment' regulations, including closed school loan discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” for more information about risks associated with the borrower defense to repayment regulations.

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

The Department applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. The Department also may apply the tests to the parent company of our institutions, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2021 was 3.0, and our preliminary calculation for the year ended December 31, 2022 is also 3.0, which is the highest possible score and considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy the Department’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with the Department refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2022, we have posted no letters of credit in favor of the Department due to non-compliance with the Department refund requirements.

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

On October 28, 2022, the Department, as part of 2021-2022 negotiated rulemaking agenda, published Final Regulations on Change of Ownership. The Department added a definition of main campus as “the primary physical location where the institution offers programs, within the same ownership structure of the institution, and certified as the main campus by the department and the institution’s accrediting agency.” Also included is a required notification to the Department and students of planned change in ownership at least 90 days in advance. Lower reporting of ownership interest changes to 5%, instead of the current 25% threshold and the Department raised the threshold of full review of change in control from 25% ownership interest changes to 50%.

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

In particular, the Higher Education Act (“HEA”) authorizes Title IV Programs and subjects participants to extensive regulation by the Department of Education (the “Department”), state education agencies and accrediting agencies. Additionally, our institutions’ participation in education assistance programs administered by the Departments of Defense and Veterans Affairs also subjects us to oversight by those agencies. In addition, other federal agencies such as the Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”) and various state agencies and state attorneys general enforce a broad range of consumer protection and other laws applicable to activities of postsecondary educational institutions, such as recruiting, marketing, the protection of personal information, student financing and payment servicing.

Because of these regulatory requirements, we are subject to compliance reviews and audits, claims of noncompliance and lawsuits by government agencies, students, employees and other third parties. These matters often require the expenditure of substantial time and resources to address and may damage our reputation, even if such actions are eventually determined to be without merit. For example, the Department has broad powers to request information and review records of an institution participating in Title IV Programs. These requests can be open ended and do not necessarily relate to any specific allegations of wrongdoing or even assert any compliance failures of any kind. We received such a request in December 2021. Due process safeguards and protections for institutions subjected to this type of information request are limited to the Department’s interpretation of the limits of its authority over institutions participating in Title IV programs.

The Department under the current Presidential administration has taken an expansive view on its authority over the administration of Title IV programs, institutions and loans and have overruled or ignored a number of historical limiting precedents and due process safeguards. The Department has partnered with advocacy groups critical of the for-profit education sector in numerous aspects of its agenda which have lobbied for targeting the sector and our schools. It has also hired a number individuals that are critical of for-profit education into senior level positions within the Department. All of the above factors as well as recent and future rulemaking and the absence of transparency from the Department combined with the Presidential administration’s stated ambition to discharge a maximum amount of student loans have created a challenging and, in some cases, uncertain regulatory environment for the sector and could lead the Department to take actions to limit or suspend institutions, including ours, with little or no warning or due process protections.

In addition to responding to compliance reviews and audits and other informational requests, we have had significant matters pending against us in the past which have resulted in the payment of significant amounts to settle the matters and our agreement to ongoing compliance and operational oversight. In this regard, see Item I, “Business – Accreditation, State Regulation and Other Compliance Matters – Other Compliance Matters,” for discussion of agreements undertaken in connection with several matters resolved in recent years.

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

Under the provisions of the Higher Education Act, an institution must apply to the Department for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control. Generally, the recertification process includes a review by the Department of an institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. AIUS and CTU are currently in a recertification process with the Department, and AIUS is currently operating on a provisional program participation agreement due to open regulatory review processes with the Department at the time of its prior recertification. During the period of provisional certification, an institution must obtain prior Department approval to add an educational program, open a new location, or make any other significant change, which could negatively impact AIUS’s ability to take these actions.

If the Department finds that any of our institutions do not fully satisfy all required eligibility and certification standards, the Department could deny recertification or limit, suspend, or terminate the institution’s participation in Title IV Programs. Continued Title IV program eligibility is critical to the operation of our business. If either of our institutions becomes ineligible to participate in

Title IV Programs, or have that participation significantly conditioned, it could not conduct its business as currently conducted and we would experience a dramatic decline in revenue.

We are dependent on the renewal and maintenance of Title IV Programs.

A substantial majority of our students rely upon Title IV Programs to assist in financing their education, and we derive a substantial majority of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2022, a majority of our students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts of approximately $511 million. As a result, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our students to participate, or that places significant additional burdens on or eliminates our ability to participate, would materially reduce the number of students who enroll at our institutions, our revenue and our profitability, and we would be unable to continue our business as it currently is conducted.

The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the Biden administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult.

The regulations, standards and policies of our regulators change frequently and are subject to interpretation, and interpretations may change over time or due to changes in presidential administrations. In particular, the Department has announced and is in the process of promulgating a substantial number of new regulations that impact our business, including but not limited to a third version of the “borrower defense to repayment” regulations discussed in a separate risk factor below.

The U.S. Congress is required to periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for more information about the reauthorization of the Higher Education Act. In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general, and the media have scrutinized the for-profit postsecondary education sector. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Scrutiny of the For-Profit Postsecondary Education Sector,” for more information about the focus on our industry. This scrutiny and efforts of the Biden administration led to significant regulatory changes. The Department has enacted and is continuing to pursue significant rulemaking initiatives that are likely to negatively impact our business. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for an overview of regulatory initiatives by the Department. Ongoing efforts by activists to change SARA reciprocity rules to allow a greater patchwork of state-by-state standards could increase regulatory burdens on our business. See Item 1, “Business - Accreditation, State Regulation and Other Compliance Matters - State Regulation,” for more information about state regulation and SARA.

The Department issued a Dear Colleague Letter on February 15, 2023 that updated its existing guidance to significantly expand its interpretation of the types of service providers that qualify as participating in the administration of Title IV funds under the definition of a “Third Party Servicer.” The Department indicated its new interpretations are effective immediately. We may have service providers that elect to discontinue working with our institutions in light of the additional costs, administrative burdens and/or risk imposed by having to comply with Title IV requirements applicable to Third Party Servicers which include annual compliance audits and contractual commitments to joint and several liability with the institution. Many of these ancillary support services have not traditionally had any role related to the administration of Title IV funds, but may in some limited way interact with or have access to provide support for our students. We are assessing the support provided by various service providers against this updated guidance but are unable to determine the potential impact it may have on our business at this time.

As in the past, recent and future regulatory changes may have significant impacts on our business, potentially requiring a large number of operational changes, changes to and elimination of certain educational programs, or other fundamental changes to our business. These actions may reduce our student enrollments and profitability or limit our ability to maintain or grow our business. These recent and future regulatory changes may also make compliance with regulatory requirements even more complex and difficult.

Our institutions could lose their eligibility to participate in federal student financial aid programs, face limitations on their ability to serve new or former students or have other limitations placed upon them if the percentage of their revenues derived from certain federal programs is too high.

Under revised regulations effective for calendar year 2023, any of our institutions may lose eligibility to participate in Title IV Programs if, on modified cash basis accounting, the percentage of the cash receipts derived from federal funding programs for two consecutive fiscal years is greater than 90%. The Department specified the sources of federal funding to be included in the 90-10 Rule in mid-December 2022, well after a substantial majority of students for the upcoming 2023 calendar year, a majority of those students which were in the process of continuing through their program, had already enrolled and elected financing for upcoming classes. Federal funding now includes tuition assistance under the Title IV program as well as tuition assistance benefits provided to members of the military and veterans as well as a significant number of other federal programs supporting higher education and training. Under this modified 90-10 Rule, an institution that derives more than 90% of its cash receipts from federal funding sources for any fiscal year will be placed on provisional participation status for its next two fiscal years. We have substantially no control over the amount of Title IV student loans and grants, military or veteran education benefits, or other Federal education assistance funds sought by or awarded to our students. Additionally, we may not know at the time of receipt that funding used by a student was derived from a federal program. In addition, if the institution violates the 90-10 Rule for two consecutive fiscal years and becomes ineligible to participate in Title IV Programs, but continues to disburse Title IV Program funds, the Department would require the repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

Several factors such as the increase in Title IV Program aid availability, including year-round Pell Grant funds, and budget-related reductions in state grant programs, workforce training programs, and other alternative funding sources have adversely affected our institutions' 90-10 Rule percentages in recent years, and we expect this negative impact to continue. Additionally, the lack of visibility into potential federal fund sources students may be using, the timing of the identification of the federal fund sources applicable to the 90-10 Rule, the lack of clarity regarding the definition of federal funds and those funds counting in the “10” as well as some of the technical aspects of the calculation methodology under the 90-10 Rule, interest levels and variability in the timing of receipts of future cash payments made for allowable non-Title IV programs offered by our institutions, all make it difficult to predict future compliance with the 90-10 Rule. We have implemented various measures intended to reduce the percentage of our institutions’ cash basis revenue attributable to designated federal funding sources, including efforts to diversify the sources of our revenue. However, these measures may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90% in the future, and may not be sufficient to allow our institutions to serve degree seeking prospective students at the same rates as we have historically or may require limiting the type or volume of new students we enroll or programs we offer. We may be required to modify our business operations, including reducing our investments in advertising, in order to preserve our existing students’ ability to continue benefitting from financial assistance for their education pursuant to Title IV Programs. Any necessary business changes could materially impact our revenue, operating costs and opportunities for growth. Furthermore, these business changes could make more difficult our ability to comply with other important regulatory requirements.

The ability of our institutions to comply with the 90-10 Rule will depend upon the composition of our future student population and their personal circumstances, as well as on regulatory changes and other factors outside of our control, including any increases or reductions in federally funded education assistance.

The Department may attempt to impose additional sanctions on institutions that fail the 90-10 Rule limit, but there is only limited precedent available to determine their legality or predict what those additional sanctions might be in the future. The Department could specify a wide range of additional conditions as part of the provisional certification and the institutions' continued participation in Title IV Programs. These conditions may include, but are not limited to, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - ‘90-10 Rule,’” for more information about the 90-10 Rule and the measures we have implemented to improve our compliance.

If any of our institutions lose eligibility to participate in Title IV Programs due to violation of the prior or modified 90-10 Rule, the institution would experience a dramatic decline in revenue and would be unable to continue its business as it currently is conducted. Efforts to reduce the 90-10 Rule percentage for our institutions have and may in the future involve taking measures that reduce our revenue, increase our operating expenses or involve interpretations of the 90-10 Rule or other Title IV regulations that are without clear precedent (or all of the foregoing, in each case perhaps significantly).

“Borrower defense to repayment” regulations, including closed school loan discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth.

On November 1, 2016, the Department adopted regulations that cover multiple enforcement issues, including revised processes and standards for the discharge of student loans for borrowers commonly referred to as “borrower defense to repayment” regulations. Changes made to the borrower defense to repayment regulations, as well as to the closed school loan discharge regulations, are extensive and generally will make it easier for student borrowers to obtain discharges of their loans and for the Department to attempt to assess liabilities and other sanctions against institutions based on loan discharges. Included in the 2016 regulations were expansions of the Department’s authority to process group discharge claims and authority to seek recoupment from institutions. On September 23, 2019, the Department published revised final borrower defense to repayment regulations that became effective on July 1, 2020. The processes and standards that apply are determined by the date a student loan is disbursed, and student loans disbursed before July 1, 2017 followed the Department’s original discharge standards and processes that specify that a borrower may assert a defense to repayment based on an act or omission by the school that would give rise to a cause of action under state law. On November 1, 2022, the Department published further revised borrower defense to repayment regulations that will become effective on July 1, 2023, with the express purpose of making it easier for students to have their loans discharged and to streamline the process of recoupment of discharged loan funds from institutions. The new regulations expanded the types of conduct that could support a successful borrower defense to repayment claim, including expanding the types of substantial misrepresentations that could support a claim and providing new sections addressing substantial omissions of fact, aggressive and deceptive recruitment, and adverse actions by the Department against institutions. Further, the processes and standards for a loan discharge are no longer governed by the loan disbursal date. Effective July 1, 2023, the new loan discharge processes and standards will apply to all future and pending discharge applications. In addition, the Department reinstated the group claims process and created a “third-party requester” process, which allows state attorneys general and legal aid organizations to file group claims on a borrower’s behalf.

On November 16, 2022, a California federal court in Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.) approved a settlement agreement entered into by the Department in a class action lawsuit that challenges the way the Department has been dealing with borrower defense applications over the past few years (“Sweet Settlement”). The Sweet Settlement would provide a streamlined path to debt forgiveness for former students of over 150 schools, including AIUS, CTU, and institutions of ours that have previously closed. Neither the Company nor our current or former institutions are a party to this lawsuit. The Department has neither identified the number of claims nor the specific claims covered by the Sweet Settlement that are related to our institutions. It is unclear whether the Department would seek to impose liabilities on us or our institutions based on relief provided to our former students under the settlement agreement. Because the process agreed to by the Department in the Sweet Settlement does not follow the claim adjudication procedures set out in applicable regulations, it is uncertain whether the Department will seek recoupment against the Company or our institutions for claims covered by the Sweet Settlement.

During May 2021, the Department began providing us with borrower defense applications that assert claims regarding our institutions, including institutions that have ceased operations. The initial volume of several thousand has continued to significantly expand as the Department and outside interest groups have continued to promote different pathways for students to receive loan forgiveness or loan discharge. Despite our belief expressed in responses submitted to the Department that the applications fail to establish a valid borrower defense and the Department should therefore deny them, the Department has already agreed in the Sweet Settlement to discharge most of the applications we are aware of. Almost all of the applications we have been provided to date would be covered by procedures set forth in the Sweet Settlement. It remains unclear what loan discharge applications the Department may grant in the future and whether they will assert repayment claims against us regardless of the date the student loan was disbursed and the corresponding discharge standards and processes. Our defenses to the asserted repayment liability may not succeed. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment,” for more information about the borrower defense to repayment regulations and our responses to these applications.

In addition to a borrower defense to repayment discharge of student loans based on an act or omission by a school, Department regulations provide that upon the closure of an institution participating in the Title IV Programs, including any location thereof, certain students who had attended such an institution or location may be eligible to obtain a “closed school loan discharge” of their federal student loans related to attendance at that institution or location, if they do not complete their educational programs at another location or online, or through transfer or teach-out with other postsecondary institutions. In order to obtain a closed school loan discharge, a student generally must have been enrolled or on an approved leave of absence within 180 days from when the institution or location closed. Under Department regulations published on October 31, 2022, which take effect on July 1, 2023, the Department may grant automatic closed school loan discharges to students who do not re-enroll in another Title IV-participating institution within one year after becoming unable to complete their educational program due to a closure of their institution or institutional location. Recently, the Department has asserted loan discharge claims against us relating to closed campuses in our former All Other Campuses reporting segment for select students that withdrew or were dismissed from school just prior to a campus closure, despite the availability of a teach-out and opportunity to complete or other mitigating factors. In addition, pursuant to our acquisition of substantially all of the assets of Trident University, Trident University’s operations were brought within the scope of AIUS’ state licensure, accreditation and Department approval, with Trident University relinquishing its accreditor and Department approvals. As a result, we may incur closed school discharge liabilities if Trident University students do not complete their educational program after the closing of the transaction.

The Department’s interpretation and enforcement of the different versions of the borrower defense to repayment regulations, additional rule modifications regarding these regulations and other regulations regarding loan discharges, and the change in Department administration and policy objectives, has led to increased enforcement activities by the Department. For example, on February 16, 2022, the Department announced that nearly 16,000 borrowers will receive $415 million in borrower defense to repayment discharges for several institutions following the approval of four new findings and the continued review of claims. This includes approximately 1,800 former DeVry University students who will receive approximately $71.7 million in full borrower defense discharges, with the Department anticipating an increase in these amounts. DeVry University is a for-profit postsecondary institution, and the Department noted in its announcement that these are the first approved borrower defense claims associated with a currently operating institution and that it will seek to recoup the cost of the discharges from DeVry University. If the Department determines, despite the Sweet Settlement, that a significant number of borrowers who attended our current, former, or acquired institutions have a defense to repayment of their student loans, and successfully asserts recoupment against the Company or its institutions, we could be subject to significant repayment liability to the Department, which may limit our ability to make investments in our business and negatively impact our future growth.

In addition to potential liability associated with loan discharges, both the 2016 and 2019 borrower defense to repayment regulations include discussion of triggering events that may provide the Department discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. The 2022 negotiated rulemaking proposed changes to the financial responsibility regulations – including additional triggering events – but the Department has yet to publish a final rule on this topic. If in the future we are required to post a letter of credit pursuant to the borrower defense to repayment regulations, we may not have the capacity to do so. Even if we are able to post a required letter of credit, doing so may limit our ability to make investments in our business which could negatively impact our future growth.

We cannot predict the impact various defense to repayment regulations will have on student enrollments, the volume of claims for loan discharge (including closed school discharge), the amount of claims for loan discharge the Department approves, the amount of discharged loans the Department asserts we have repayment liability for, our future financial responsibility as determined by the Department, or any sanctions or other actions the Department might take against our institutions based on loans discharged, all of which could be materially adverse to our business.

Our institutions would lose their ability to participate in Title IV Programs if they fail to maintain their institutional accreditation, and our student enrollments could decline if certain of our programs fail to obtain or maintain programmatic accreditation.

An institution must be accredited by an accrediting agency recognized by the Department in order to participate in Title IV Programs. See Item 1, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Institutional Accreditation.” The failure to comply with accreditation standards will subject an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution's application for a new grant of accreditation, an action to suspend an institution's accreditation or a program's approval, or other negative actions. Future inquiries or actions by state or federal agencies could impact our accreditation status. If our institutions or programs are subject to accreditation actions or are placed on probationary or other negative accreditation status, we may experience adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected institution and its students. In addition, if an accrediting body of our institutions loses recognition by the Department, that institution could lose its ability to participate in Title IV Programs. See Item 1, "Business - Student Financial Aid and Related Federal Regulation - Eligibility and Certification by the Department," for more information.

Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may be a prerequisite for or improve employment opportunities for program graduates in their chosen field. Those of our programs that do not have such programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

A failure to demonstrate "financial responsibility" or "administrative capability" would have negative impacts on our operations.

All higher education institutions participating in Title IV Programs must, among other things, satisfy financial and administrative standards. Failure to meet these standards may subject an institution to: (1) additional monitoring and reporting procedures, the costs of which may be significant~~,~~; (2) alterations in the timing and process for receipt of cash pursuant to Title IV Programs; (3) a requirement to submit an irrevocable letter of credit to the Department in an amount equal to 10-100% of the Title IV Program funds received during its most recently completed fiscal year, which we may not have the capacity to provide; or (4) provisional certification for up to three years, in each case depending on the level of compliance with the standards and the Department’s discretion. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations,” for more information.

Accreditor and state regulatory requirements also address financial responsibility and administrative capability, and these requirements vary among agencies and also may differ from Department requirements. Any developments relating to our satisfaction of the Department's financial responsibility requirements or administrative capability may lead to additional focus or review by our accreditors or applicable state agencies regarding their respective financial responsibility requirements.

If our institutions fail to maintain financial responsibility or administrative capability, they could lose their eligibility to participate in Title IV Programs, have that eligibility adversely conditioned or be subject to similar negative consequences under accreditor and state regulatory requirements, which would have a material adverse effect on our operations. In particular, limitations on participation in Title IV Programs resulting from the failure to demonstrate financial responsibility or administrative capability could materially reduce the enrollments and revenue at the impacted institution, and a termination of participation would cause a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.

If our institutions fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institutions may lose the ability to participate in Title IV programs, or have participation in these programs conditioned or limited.

Our institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. We cannot be certain that our institutions’ systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes, or that we will be able to expand such systems and processes at a pace consistent with the changing nature of these fraud schemes. We believe the risk of outside parties attempting to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, is heightened due to being an exclusively online education provider.

The Department requires institutions that participate in Title IV programs to refer to the Department of Education Office of the Inspector General, credible information about fraud or other illegal conduct involving Title IV programs. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, the Department may find that our institutions do not satisfy the Department’s administrative capability requirements, which could have the adverse effects described in the risk factor captioned “A failure to demonstrate "financial responsibility" or "administrative capability" would have negative impacts on our operations.” In addition, our ability to participate in Title IV programs is conditioned on maintaining accreditation by an accrediting agency that is recognized by the Department. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause us to fail to meet accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV programs.

Our agreements with multiple state attorneys general and the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses, a failure to comply may lead to additional enforcement actions and continued scrutiny may result in additional costs or new enforcement actions.

As discussed above, states and other regulatory bodies have increased their focus on the for-profit postsecondary education sector. This includes increased activity by state attorneys general and the FTC in their review of the sector. In recent years, we entered into various agreements with state attorneys general and the FTC to bring closure to inquiries by them. See Item 1, “Business – Accreditation, State Regulation and Other Compliance Matters – Other Compliance Matters” for information about these agreements. These agreements could ultimately result in negative impacts on our business, any one of which could be material. For example, pursuant to the 2019 agreements with the attorneys general we agreed to work with a third-party administrator that reports annually on our compliance with various obligations under these agreements. Any negative findings by the third-party administrator may result in negative consequences to us, such as an extension of the time period during which we must work with the third-party administrator or an action by one or more attorneys general seeking enforcement of the agreements. Further, our provision of materials and information in accordance with the terms of the agreements that do not align with those provided by other institutions could negatively impact student decisions to enroll or remain enrolled at our institutions. Pursuant to the agreement with the FTC, we agreed to various operating provisions including the operation of a system to monitor lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. The compliance costs related to these agreements may be greater than anticipated and may have a negative impact on our ability to compete effectively and maintain and grow student enrollments at our institutions, and a failure to comply may lead to additional enforcement actions by the state attorneys general and the FTC. In addition, we continue to receive requests from state and other regulatory bodies to provide ongoing proof that we are complying with applicable law and regulations and meeting our contractual obligations pursuant to these agreements. Compliance with these requests results in significant additional costs and a failure to respond, whether required or not, could result in additional enforcement actions.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, or face increased regulatory actions or litigation, our financial condition and results of operations could be adversely affected.

We have been named as defendants in the past and/or currently in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our institutions. Current claims include a qui tam action filed in federal court by an individual plaintiff on behalf of themselves and the federal government alleging that we submitted false claims or statements to the Department in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene, then individual plaintiffs may continue the litigation at their own expense on behalf of the government. See Note 12 "Contingencies" to our consolidated financial statements for discussion of these and certain other current matters. Additional actions may arise in the future.

Given the highly regulated nature of our industry, we and our institutions are also subject to and have regular audits, compliance reviews, inquiries, investigations, and claims of non-compliance by the Department, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our institutions. See Note 12 "Contingencies" to our consolidated financial statements and Item 1, "Business - Student Financial Aid and Related Federal Regulation - Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations" for

additional discussion of these and certain other current matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties.

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

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs may be much lower at community colleges than at our institutions. Most states have adopted or proposed programs to enable residents to attend community colleges for free.

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

The acquisition, integration and growth of acquired businesses may present challenges that could harm our business.

The successful integration and profitable operation of an acquired institution or business, including the realization of anticipated cost savings and additional revenue opportunities, can present challenges, and the failure to overcome these challenges can have an adverse effect on our business, financial condition, cash flows and results of operations. Some of these challenges include:

•
the inability to maintain uniform standards, controls, policies and procedures;
•
distraction of management’s attention from normal business operations during the integration process;
•
the inability to attract and/or retain key management personnel to operate the acquired entity;
•
the inability to obtain, or delay in obtaining, regulatory or other approvals necessary to operate the business;
•
the inability to correctly estimate the size of a target market or accurately assess market dynamics;
•
expenses associated with the integration efforts; and
•
unidentified issues not discovered in the due diligence process, including legal contingencies.

An acquisition related to an institution or other educational business often requires various regulatory approvals. If we are unable to obtain such approvals, or we obtain them on unfavorable terms, our ability to consummate a transaction may be impaired or we may be unable to operate the acquired entity in a manner that is favorable to us. If we fail to properly evaluate an acquisition, we may be required to incur costs in excess of what we anticipated, and we may not achieve the anticipated benefits of such acquisition.

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

Our remote work environment may exacerbate the risks related to our business technology infrastructure.

We transitioned almost all of our employees to remote work, as have a number of our third-party service vendors. This transition to a remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and systems, and increased risk of phishing and other cybersecurity attacks, unauthorized dissemination of confidential information and social engineering attempts. If a natural disaster, power outage, connectivity issue or other event occurs that impacts the ability of employees to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a period of time, which could be substantial. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work.

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

We have transitioned our workforce to a primarily remote work environment, supported by our scalable and innovative technology infrastructure. The Company continues to look for ways to optimize our leased space and during 2022, the Company vacated its primary corporate location and relocated its headquarters to existing leased space in Schaumburg, Illinois.

All of our campus and administrative facilities are leased except one in Houston, Texas. As of December 31, 2022 we leased approximately 0.4 million square feet under lease agreements that have remaining terms ranging from less than one year through 2032. The facility in Houston, Texas, is used by AIUS and is less than 0.1 million square feet of real property.

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

The closing price of our common stock as reported on the Nasdaq on February 17, 2023 was $14.42 per share. As of February 17, 2023, there were approximately 106 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 43078, Providence, RI 02940-3078 or at their website www.computershare.com/investor.

Our Company has never paid cash dividends on our common stock and we have no current plan to do so. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. In addition, our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement. As of December 31, 2022, we are in compliance with the covenants of our credit agreement.

On January 27, 2022 the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. The other terms of the new stock repurchase program are consistent with the Company’s prior stock repurchase program which expired on February 28, 2022.

During 2022, we repurchased 2.1 million shares of our common stock for approximately $23.1 million at an average price of $11.02 per share under the Company’s current stock repurchase program. The timing of purchases and the number of shares repurchased under the program are determined by the Company’s management and depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. As of December 31, 2022, approximately $26.8 million was available under the stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2021				$2,889,583
January 1, 2022 - January 31, 2022	-	$-	-	2,889,583
February 1, 2022 - February 28, 2022	-	-	-	2,889,583
March 1, 2022 - March 31, 2022	508,967	10.69	362,571	46,164,617
April 1, 2022 - April 30, 2022	-	-	-	46,164,617
May 1, 2022 - May 31, 2022	801,425	10.51	801,425	37,727,438
June 1, 2022 - June 30, 2022	315,790	10.84	315,639	34,300,193
July 1, 2022 - July 31, 2022	-	-	-	34,300,193
August 1, 2022 - August 31, 2022	498,781	12.27	498,781	28,171,644
September 1, 2022 - September 30, 2022	119,968	11.08	119,968	26,840,200
October 1, 2022 - October 31, 2022	-	-	-	26,840,200
November 1, 2022 - November 30, 2022	-	-	-	26,840,200
December 1, 2022 - December 31, 2022	-	-	-	26,840,200
Total	2,244,931		2,098,384

(1)
Includes 146,547 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On January 27, 2022 the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. The previous stock repurchase program expired on February 28, 2022.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2022, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for Perdoceo, the Standard & Poor’s 500 Index and an index of peer companies selected by Perdoceo. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education: Adtalem Global Education Inc., American Public Education, Inc., Grand Canyon Education, Inc., Laureate Education, Inc., and Strategic Education, Inc. The performance graph begins with Perdoceo’s $12.08 per share closing price on December 29, 2017.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 29, 2017 and assumes the reinvestment of all dividends.)

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
•
Summary of Critical Accounting Policies and Estimates
•
Liquidity, Financial Position and Capital Resources

OVERVIEW

Perdoceo’s accredited academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

On December 1, 2022, the Company acquired Coding Dojo (the "Coding Dojo Acquisition"). Coding Dojo provides computer programming and general technology upskilling and reskilling development opportunities to technology-driven students with a quality technology platform and market demand course offering content in the areas of software development, data science and cybersecurity. Results of operations related to the Coding Dojo acquisition are included in the consolidated financial statements within the CTU segment from the date of acquisition.

On July 1, 2022, the Company acquired substantially all of the assets of California Southern University ("CalSouthern" and the "CalSouthern acquisition"). CalSouthern provides online education with a quality technology platform and strong course content in the areas of behavioral sciences and business management programs. Results of operations related to the CalSouthern acquisition are included in the consolidated financial statements within the AIUS segment from the date of acquisition.

On September 10, 2021, the Company acquired Hippo Education, LLC (“Hippo” and the “Hippo Acquisition”). Hippo provides continuing medical education and exam preparation for medical professionals with a quality technology platform and strong course content. Results of operations related to the Hippo acquisition are included in the consolidated financial statements within the CTU segment from the date of acquisition.

On August 2, 2021, the Company acquired substantially all of the assets of DigitalCrafts (the “DigitalCrafts acquisition”). DigitalCrafts helps provide individuals an opportunity in the technology area through reskilling and upskilling courses within the areas of web development, web design and cybersecurity. Results of operations related to the DigitalCrafts acquisition are included in the consolidated financial statements within the AIUS segment from the date of acquisition.

See Note 18 “Segment Reporting” for a description of each of our current reporting segments along with revenues, operating income and total assets by reporting segment for each of the past three fiscal years.

Regulatory Environment and Political Uncertainty

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general and the media have all scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Department, DoD and the VA and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. In addition, targeted loan relief to student borrowers is a stated priority for the Department, and consumer advocacy groups and others are focusing their lobbying and other efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students.

The current administration, as well as Congress, are pursuing significant legislative, regulatory and administrative actions affecting our business. A loss or material reduction in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted.

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

We believe certain non-GAAP measures allow us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. We believe the items we are adjusting for are not normal operating expenses necessary to run our business. In evaluating the use of non-GAAP measures, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of non-GAAP measures should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. A non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, operating income, earnings per diluted share, or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2022 Review

During the year ended December 31, 2022 ("current year"), we continued to focus on our primary objectives of enhancing student experiences, retention and academic outcomes. We experienced meaningful improvements in student retention and engagement as we progressed through the current year, as the lingering impacts from the pandemic and macro-economic policies began to recede. Additionally, changes we made to our marketing processes positively impacted student retention and engagement, particularly in the second half of the year. These marketing changes were made to refine the process to identify prospective students who are more likely to succeed at one of our academic institutions.

During the year we completed the acquisitions of California Southern University on July 1, 2022 and Coding Dojo on December 1, 2022. These acquisitions expand the depth and breadth of our educational offerings at our academic institutions.

Total student enrollments decreased 3.0% at December 31, 2022 as compared to December 31, 2021, with AIUS’ decrease of 10.8% partially offset with an increase of 2.0% at CTU. CTU's increase in total student enrollments was driven by student enrollments resulting from our corporate partnership program. The rate of decrease in AIUS’ total student enrollments moderated during the second half of 2022 as compared to the first half. Improvements experienced in student retention and engagement, partially due to a positive impact from student loan initiatives implemented by the current administration benefited total student enrollments at both of our academic institutions as of December 31, 2022.

During 2022 we further increased the size of our corporate partnership team and they are successfully engaging with employers to leverage their tuition assistance programs and provide a debt-free education to their employees. In general, these partnerships take time to develop, and students are awarded higher tuition grants from the university to offset their tuition costs, resulting in lower revenue per student in any given period. However, we believe students participating in these programs typically experience higher retention over the course of their program, have better academic outcomes, graduate with no debt and ultimately may lead to a higher life time value per student.

We believe investments in technology positively impact student experiences and academic outcomes. During the current year, we made necessary investments to upgrade our student-serving systems and continued to leverage data analytics and machine learning to strive to provide current and prospective students with a more targeted, relevant and meaningful experience throughout their academic journey from admissions and enrollment, to classroom learning and interaction and ultimately through graduation. We launched a new student relationship system that provides assistance and insights in the advising process, enabling us to effectively engage with students with the appropriate support at the right time. We continued to update our mobile applications during the current year and have further optimized our chatbots at both our academic institutions, supporting a more efficient, effective and round the clock engagement with students.

During the fourth quarter we experienced further improvements in student retention and engagement, in part, due to student loan relief initiatives implemented by the current administration and we expect these improvements to persist in 2023. Additionally, we expect full year revenue to be higher as compared to 2022, resulting from recent acquisitions, the academic calendar redesign at CTU and underlying organic improvements in student retention and engagement.

Financial Highlights

Revenue for the year ended December 31, 2022 increased by 0.3% or $2.2 million as compared to the prior year, resulting from an increase in revenue for CTU of 2.7% or $11.1 million mostly offset with a decrease for AIUS of 3.1% or $8.9 million. The increase in revenue for the current year was driven by a positive impact of the academic calendar redesign at both CTU and AIUS as well as the acquisitions completed in the current year and prior year that were not part of the full comparative prior year period. Excluding these items, revenue for both AIUS and CTU would have decreased as compared to the prior year.

Operating income for the current year decreased to $129.6 million as compared to operating income of $149.0 million in the prior year. The decrease in operating income for the current year was primarily due to certain one-time investments at our academic institutions within human capital and marketing expenses as well as increased amortization expense related to acquisitions and asset impairments as compared to the prior year.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $164.0 million for the current year as compared to $175.5 million in the prior year.

Adjusted operating income for the years ended December 31, 2022 and 2021 is presented below (dollars in thousands, unless otherwise noted):

	For the Year Ended December 31,
Adjusted Operating Income	2022	2021
Operating income	$129,637	$149,016
Depreciation and amortization (1)	19,734	16,766
Legal fee expense related to certain matters (2)	14,597	9,735
Adjusted Operating Income	$163,968	$175,517

	For the Year Ended December 31,
	2022	2021
Reported Earnings Per Diluted Share	$1.39	$1.55
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.11	0.06
Legal fee expense related to certain matters (2)	0.21	0.14
Total pre-tax adjustments	0.32	0.20
Tax effect of adjustments (3)	(0.08)	(0.05)
Total adjustments after tax	0.24	0.15
Adjusted Earnings Per Diluted Share	$1.63	$1.70

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

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our results for the year ended December 31, 2020, as well as the year-over-year comparison of our 2021 financial performance to 2020.

	For the Year Ended December 31,
	2022	% of Total Revenue	2021	% of Total Revenue	2020	% of Total Revenue
TOTAL REVENUE	$695,208		$693,034		$687,314
OPERATING EXPENSES
Educational services and facilities (1)	116,723	16.8%	108,743	15.7%	111,768	16.3%
General and administrative (2):
Advertising and marketing	126,843	18.2%	137,228	19.8%	143,282	20.8%
Admissions	93,810	13.5%	96,403	13.9%	99,035	14.4%
Administrative	163,893	23.6%	140,529	20.3%	127,336	18.5%
Bad debt	41,574	6.0%	44,349	6.4%	47,561	6.9%
Total general and administrative expense	426,120	61.3%	418,509	60.4%	417,214	60.7%
Depreciation and amortization	19,734	2.8%	16,766	2.4%	14,786	2.2%
Asset impairment	2,994	0.4%	-	0.0%	612	0.1%
OPERATING INCOME	129,637	18.6%	149,016	21.5%	142,934	20.8%
PRETAX INCOME	134,269	19.3%	149,067	21.5%	146,740	21.3%
PROVISION FOR INCOME TAXES	38,402	5.5%	39,430	5.7%	22,476	3.3%
Effective tax rate	28.6%		26.5%		15.3%

NET INCOME	$95,867	13.8%	$109,637	15.8%	$124,264	18.1%

_______________

(1)
Educational services and facilities expense includes costs attributable to the educational activities of our campuses, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and facilities, such as rents on leased facilities. Also included in educational services and facilities expense are rents on leased administrative facilities, such as our corporate headquarters, and costs of other goods and services provided by our campuses, including costs of textbooks and laptop computers.
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

Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

Revenue

Revenue for the year ended December 31, 2022 ("current year") increased 0.3% or $2.2 million, driven by growth in revenue within CTU which was mostly offset with the reduction in revenue for AIUS as compared to the prior year. The decline in revenue for AIUS was driven by the decrease in total student enrollments as compared to the prior year end. Revenue for the current year was benefitted by the academic calendar redesign as well as the acquisitions completed in 2022 and 2021 that were not part of the full comparative prior year period. Excluding the positive impacts of the academic calendar redesign and the current and prior year acquisitions, revenue would have decreased for both CTU and AIUS as compared to the prior year.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
Educational services and facilities:
Academics & student related	$99,410	$91,426	$90,659	8.7%	0.8%
Occupancy	17,313	17,317	21,109	0.0%	-18.0%
Total educational services and facilities	$116,723	$108,743	$111,768	7.3%	-2.7%

Educational services and facilities expense for the current year increased by 7.3% or $8.0 million as compared to the prior year, driven by academics and student related expense primarily related to the 2022 and 2021 acquisitions. Occupancy expense remained relatively flat as compared to the prior year.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
General and administrative:
Advertising and marketing	$126,843	$137,228	$143,282	-7.6%	-4.2%
Admissions	93,810	96,403	99,035	-2.7%	-2.7%
Administrative	163,893	140,529	127,336	16.6%	10.4%
Bad Debt	41,574	44,349	47,561	-6.3%	-6.8%
Total general and administrative expense	$426,120	$418,509	$417,214	1.8%	0.3%

The general and administrative expense for the current year increased by 1.8% or $7.6 million as compared to the prior year. The increase was primarily driven by increased administrative expense, which was partially offset by decreases in advertising and marketing, admissions and bad debt expenses.

Administrative expense increased by 16.6% or $23.4 million due to increased legal fees, including those related to the borrowers defense to repayment applications from former students, increased payroll expenses due to one-time items and acquisition-related costs.

The advertising and marketing expense for the current year decreased by 7.6% or $10.4 million as compared to the prior year, as a result of adjustments to our marketing processes related to identifying prospective student interest within both CTU and AIUS.

Admissions expense decreased by 2.7% or $2.6 million as compared to the prior year primarily due to the changes to the marketing processes mentioned above which also benefit admissions expense, this improvement was partially offset with increased admissions expense within CTU due to acquisitions.

Bad debt expense incurred by each of our segments during the years ended December 31, 2022, 2021 and 2020 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	% of Segment Revenue	2021	% of Segment Revenue	2020	% of Segment Revenue	2022 vs 2021 % Change	2021 vs 2020 % Change
Bad debt expense by segment:
CTU	$21,640	5.2%	$20,150	4.9%	$23,292	5.7%	7.4%	-13.5%
AIUS	19,971	7.3%	24,249	8.6%	24,345	8.7%	-17.6%	-0.4%
Corporate and Other	(37)	NM	(50)	NM	(76)	NM	NM	NM
Total bad debt expense	$41,574	6.0%	$44,349	6.4%	$47,561	6.9%	-6.3%	-6.8%

Bad debt expense decreased by 6.3% or $2.8 million for the current year as compared to the prior year. Total bad debt expense as a percentage of revenue also improved for the current year by 40 basis points as compared to the prior year. AIUS' bad debt expense decreased by 17.6% or $4.3 million which more than offset CTU's increased bad debt expense of 7.4% or $1.5 million for the current year as compared to the prior year.

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

Operating Income

Operating income for the current year decreased by 13.0% or $19.4 million as compared to the prior year. The current year decrease in operating income was primarily due to increased administrative and academics and student related expense, along with increased amortization expense and asset impairment charges, which were only partially offset by decreases within advertising and marketing, admissions and bad debt expenses as compared to the prior year.

Provision for Income Taxes

For the year ended December 31, 2022, we recorded a tax provision of $38.4 million, which includes a $0.8 million unfavorable adjustment associated with the tax effect of stock-based compensation, which increased the effective rate by 0.6%. The 2022 effective rate also reflects the establishment of a full valuation allowance of $1.4 million with respect to select combined state net operating losses that are anticipated to go unused based on current expectations and $0.9 million related to the expected non-deductibility of reductions in the carrying value of our equity investment, which collectively increased the effective rate by 1.7%. Additionally, we re-evaluated the character of the loss incurred on the elimination of a wholly-owned subsidiary during the prior year and re-categorized this transaction in the 2021 tax returns as an ordinary loss attributable to the stock of a worthless subsidiary. As a result of our assessment, the $3.1 million deferred tax asset and offsetting valuation allowance with respect to the capital loss carryforward was eliminated, which had an offsetting impact on the effective tax rate of 2.3%.

For the year ended December 31, 2021, we recorded a tax provision of $39.4 million, which includes a $1.6 million unfavorable adjustment associated with the tax effect of stock-based compensation and a $0.5 million favorable adjustment related to federal and state credits claimed for the 2020 tax return and anticipated for the 2021 tax year.

For the full year 2023, we expect our effective tax rate to be between 25.5% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the years ended December 31, 2022 and 2021 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our results for the year ended December 31, 2020, as well as the year-over-year comparison of our 2021 financial performance to 2020.

	For the Year Ended December 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
REVENUE:
CTU (1)	$419,617	$408,549	$405,507	2.7%	0.8%
AIUS (2)	274,479	283,360	281,361	-3.1%	0.7%
Corporate and Other (3)	1,112	1,125	446	NM	NM
Total	$695,208	$693,034	$687,314	0.3%	0.8%

OPERATING INCOME (LOSS):
CTU (1)	$141,622	$148,481	$138,490	-4.6%	7.2%
AIUS (2)	33,315	39,130	30,822	-14.9%	27.0%
Corporate and Other (3)	(45,300)	(38,595)	(26,378)	17.4%	-46.3%
Total	$129,637	$149,016	$142,934	-13.0%	4.3%

OPERATING INCOME (LOSS) MARGIN:
CTU (1)	33.8%	36.3%	34.2%
AIUS (2)	12.1%	13.8%	11.0%
Corporate and Other (3)	NM	NM	NM
Total	18.6%	21.5%	20.8%

______________________

(1)
CTU’s results of operations include the Coding Dojo acquisition commencing on the December 1, 2022 date of acquisition and the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(2)
AIUS’ results of operations include the CalSouthern acquisition commencing on the July 1, 2022 date of acquisition and the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(3)
Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

	As of December 31,
	2022	2021	2020	2022 vs 2021 % Change	2021 vs 2020 % Change
TOTAL STUDENT ENROLLMENTS:
CTU	25,200	24,700	24,600	2.0%	0.4%
AIUS	14,000	15,700	18,100	-10.8%	-13.3%
Total University Group	39,200	40,400	42,700	-3.0%	-5.4%

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by participating in class related activities during the previous two weeks. Total student enrollments do not include learners participating in: a) non-degree seeking and professional development programs, and b) degree seeking, non-Title IV, self-paced programs at our universities.

Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

CTU. Current year revenue increased by 2.7% or $11.1 million as compared to the prior year. The current year increase was driven by a positive impact of the academic calendar redesign and the acquisitions completed in the prior year and current year.

Current year operating income for CTU decreased by 4.6% or $6.9 million as compared to the prior year, driven by increased operating expenses across most categories, with the exception of advertising and marketing. The increase in operating expenses were primarily due to acquisitions as well as one-time investments in human capital, which more than offset the increased revenue for the current year as compared to the prior year.

AIUS. Current year revenue decreased by 3.1% or $8.9 million as compared to the prior year. The current year decrease was primarily driven by a decrease in total student enrollments of 10.8% as compared to the prior year. A discussion of the factors we believe contributed to the decrease in total student enrollments is discussed above within "2022 Review".

Current year operating income for AIUS decreased by 14.9% or $5.8 million as compared to the prior year, primarily due to lower revenue discussed above as well as one time investments in human capital, which were only partially offset with decreased advertising and marketing, bad debt and admissions expenses for the current year as compared to the prior year.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current year increased by 17.4% or $6.7 million as compared to the prior year, primarily as a result of increased legal fee expense, including legal fees associated with the borrower defense to repayment applications from former students and expenses associated with acquisitions.

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

Revenue Recognition

Description: Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, certain fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed separately to students. These fees are generally earned over the applicable term and are not considered separate performance obligations. We generally bill student tuition upon enrollment for our non-degree professional development programs and recognize the tuition as revenue on a straight-line basis over the length of the offering.

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

A one percentage point change in our allowance for credit losses as a percentage of gross earned student receivables as of December 31, 2022 would have resulted in a change in pretax income of $0.9 million during the year then ended.

Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, would likely have a material impact on the realizability of our receivables.

Goodwill Impairment

Description: Goodwill represents the excess of cost over the fair value of identifiable net assets acquired through purchases. Goodwill often involves estimates based on third party valuations, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under ASC Topic 350, we conduct a goodwill impairment assessment at least annually, and more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of the goodwill on our consolidated balance sheet below its carrying amount. In making this assessment we assess qualitative factors to determine whether it is more-likely-than-not the fair value of the goodwill is less than its carrying amount. If we conclude based on the qualitative assessment that goodwill may be impaired, we then perform a quantitative one-step impairment test, and an impairment loss would be recognized for the excess of the carrying value over the fair value of the goodwill. Any subsequent increases in goodwill would not be recognized on the consolidated financial statements.

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

We did not record any goodwill impairment charges during the years ended December 31, 2022 and 2021, and have $243.5 million of goodwill as of December 31, 2022.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2022, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $518.2 million. Restricted cash as of December 31, 2022 was $9.5 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the sellers pursuant to the Coding Dojo, CalSouthern and Hippo acquisitions. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We generated cash in 2022 as a result of improved operating performance and expect to continue to do so in 2023. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and acquisitions through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Share repurchases will remain a part of our capital allocation strategy. Since the March 1, 2022 inception date, the Company repurchased approximately 2.1 million shares for $23.1 million as of December 31, 2022.

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

The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement. As of December 31, 2022, there were no amounts outstanding under the revolving credit facility.

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

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2022 and 2021, net cash flows provided by operating activities totaled $148.2 million and $191.1 million, respectively. The decrease in cash flow from operations as compared to the prior year is primarily driven by a timing impact of the academic calendar redesign and the related cash collections as well as lower total student enrollments as we entered 2022.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2022 and 2021, approximately 79% and 81% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the year ended December 31, 2022, net cash flows used in investing activities totaled $326.8 million compared to net cash flows provided by investing activities of $54.3 million for the year ended December 31, 2021.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $229.8 million for the current year as compared to net cash inflow of $121.9 million for the prior year.

Business acquisitions. For the year ended December 31, 2022, the Company completed the Coding Dojo and CalSouthern acquisitions and made total initial cash payments of $84.3 million. The year ended December 31, 2021 includes $57.1 million for payments related to the DigitalCrafts and Hippo acquisitions.

Capital Expenditures. Capital expenditures increased to $12.6 million for the year ended December 31, 2022 as compared to $10.5 million for the year ended December 31, 2021. Capital expenditures represented approximately 1.8% and 1.5% of revenue for the years ended December 31, 2022 and 2021, respectively. For the year ending December 31, 2023, we expect capital expenditures to be approximately 1.0% - 2.0% of revenue.

Financing Cash Flows

During the years ended December 31, 2022 and 2021, net cash flows used in financing activities totaled $27.7 million and $29.9 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $1.6 million for the year ended December 31, 2022 and $5.5 million for the year ended December 31, 2021.

Repurchase of stock. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock for approximately $23.1 million at an average price of $11.02 per share as compared to 2.3 million shares of common stock repurchased for $25.3 million at an average price of $10.94 per share for the year ended December 31, 2021. Repurchases of stock during 2022 and 2021 were funded by cash generated from operating activities and existing cash balances. See Part II, Item 5 for more information.

Release of cash held in escrow. During the year ended December 31, 2022, we released $4.2 million of escrow associated with the Trident and Hippo acquisitions.

Contractual Obligations

As of December 31, 2022, future minimum cash payments due under contractual obligations for our non-cancelable operating lease arrangements were $39.1 million, with approximately $8.2 million due within the next 12 months. These future minimum cash payments reflect base rent and other fixed lease-related costs identified in the lease agreements but excludes variable costs such as common area maintenance payments and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2032. Lease terms generally range from one to ten years with one to four renewal options for extended terms.

As of December 31, 2022, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2022 compared to December 31, 2021

Selected consolidated balance sheet account changes from December 31, 2021 to December 31, 2022 were as follows (dollars in thousands):

	As of December 31,
	2022	2021	% Change
ASSETS
CURRENT ASSETS:
Receivables, other	$3,457	$1,692	104%
NON-CURRENT ASSETS:
Right of use asset, net	26,156	36,664	-29%
Goodwill	243,540	162,579	50%
Intangible assets, net	53,564	32,208	66%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payroll and related benefits	40,306	25,312	59%
Income taxes	7,814	211	3603%
NON-CURRENT LIABILITIES:
Other non-current liabilities	40,856	21,530	90%
STOCKHOLDERS' EQUITY
Treasury stock	(301,624)	(276,895)	9%

Receivables, other: The increase is primarily driven by interest income receivable related to our available for sale short term investments.

Right of use asset, net: The decrease is primarily driven by lease terminations and ROU asset impairments.

Goodwill: The increase in goodwill is attributable to the CalSouthern and Coding Dojo acquisitions.

Intangible assets, net: The increase in intangible assets is attributable to the CalSouthern and Coding Dojo acquisitions.

Payroll and related benefits: The increase is primarily driven by an increased compensation accrual as compared to the prior year end related to guaranteed payments.

Income taxes: The increase is primarily driven by tax reserves.

Other non-current liabilities: The increase is primarily driven by the escrow payable and contingent consideration payable associated with the Coding Dojo acquisition.

Treasury stock: The increase is driven primarily by the repurchase of the Company’s common stock during the current year for approximately $23.1 million.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2022, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of December 31, 2022, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of December 31, 2022 and December 31, 2021. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Annual Report on Form 10-K (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Scope of Management’s Report on Internal Controls over Financial Reporting

Management excluded the acquisitions of CalSouthern and Coding Dojo in its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. CalSouthern and Coding Dojo were not material to consolidated results of operations for the year ended December 31, 2022 and together were less than 2.0% of total revenues for the year ended December 31, 2022. Additionally, CalSouthern and Coding Dojo were approximately 4.5% and 8.0% of total assets, respectively, as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 63 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

On February 21, 2023, Mr. Thomas B. Lally informed the Company that he will retire and not stand for re-election to the board of directors at the Company's annual stockholders meeting scheduled for May 25, 2023. Mr. Lally will continue to serve as a director until this stockholders meeting. His decision to not stand for re-election did not involve any disagreement with the Company.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors as of February 23, 2023:

Executive Officers:	Board of Directors:

Andrew H. Hurst	Todd S. Nelson - Executive Chairman of the Board
President and Chief Executive Officer	Former President and Chief Executive Officer of Perdoceo Education Corporation

Ashish R. Ghia	Thomas B. Lally - Lead Independent Director
Senior Vice President and Chief Financial Officer and Treasurer	Former President of Heller Equity Capital Corporation

Elise L. Baskel	Dennis H. Chookaszian
Senior Vice President - Colorado Technical University	Former Chairman and Chief Executive Officer of CNA Financial Corporation

David C. Czeszewski	Kenda B. Gonzales
Senior Vice President and Chief Information Officer	Former Chief Financial Officer of Harrison Properties, LLC

Greg E. Jansen	Patrick W. Gross
Senior Vice President, General Counsel and Corporate Secretary	Chairman of the Lovell Group

John R. Kline	William D. Hansen
Senior Vice President - American InterContinental University System	President and Chief Executive Officer of Building Hope Holdings, Inc.

Michele A. Peppers	Andrew H. Hurst
Vice President and Chief Accounting Officer	President and Chief Executive Officer of Perdoceo Education Corporation

Gregory L. Jackson
Private Investor

Leslie T. Thornton
Former Senior Vice President, General Counsel and Corporate Secretary of WGL Holdings, Inc. and Washington Gas

Alan D. Wheat
Chair of Wheat Shroyer Government Relations

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2022, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	851,082	(1)	$9.45	5,640,989	(2)
Total	851,082		$9.45	5,640,989

(1)
Includes outstanding options to purchase shares of our common stock under the Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) and Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”).
(2)
Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 2.7 million shares underlying restricted stock units outstanding as of December 31, 2022, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares take into account the anticipated vesting levels based on projected attainment of performance conditions for performance-based restricted stock units and have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2022. Additionally, there were less than 0.1 million shares underlying deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above.

See Note 14 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements listed in the Index to Financial Statements on page 60 are filed as part of this Annual Report.

2. Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page 60 is filed as part of this Annual Report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

The exhibits listed in the Index to Exhibits on pages 56 - 58 are filed as part of this Annual Report.

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

4.4

First Amendment to Credit Agreement entered into as of April 1, 2022, among Perdoceo Education Corporation, the guarantors and the lenders under the Credit Agreement and Wintrust Bank, N.A., as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 10-Q filed on May 5, 2022

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan ("2016 Plan")	Exhibit 10.1 to our Form 8-K filed on June 8, 2021

*10.4	2022 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.1 to our Form 8-K filed on March 11, 2022

*10.5	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.6	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.7	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.8	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.9	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.10	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed on May 27, 2016

*10.11	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.12	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed on May 27, 2016

*10.13	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.14	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.15	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2016 Plan (used for awards commencing May 2020)	Exhibit 10.1 to our Form 8-K filed on June 1, 2020

*10.17	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.18	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.19	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.20	Form of Retention Bonus Award Agreement (used for awards in 2022)	Exhibit 10.2 to our Form 8-K filed on March 11, 2022

*10.21	Amended and Restated Letter Agreement between Perdoceo Education Corporation and Todd Nelson dated January 19, 2022	Exhibit 10.1 to our Form 8-K filed on January 20, 2022

*10.22	Letter Agreement between Perdoceo Education Corporation and Jeffrey Ayers dated February 21, 2022	Exhibit 20.21 to our Form 10-K for the year ended December 31, 2021

*10.23	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.24	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

*10.25	First Amendment and Summary of Material Modifications to the Career Education Corporation Executive Severance Plan & Summary Plan Description	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2020

10.26	Agreement with the Attorney General of Iowa effective January 2, 2019, including schedule of substantially identical agreements with the attorneys general of other states	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2019

10.27	Stipulated Order for Permanent Injunction and Monetary Judgment dated October 9, 2019 agreed to by the Federal Trade Commission and Career Education Corporation and certain of its subsidiaries	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2019

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the InLine XBRL document

+101.SCH	InLine XBRL Taxonomy Extension Schema Document

+101.CAL	InLine XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	InLine XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	InLine XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	InLine XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101)
___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2023.

PERDOCEO EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW H. HURST	Director, President and Chief Executive Officer	February 23, 2023
Andrew H. Hurst	(Principal Executive Officer)

/s/ ASHISH R. GHIA	Senior Vice President and Chief Financial Officer	February 23, 2023
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President and Chief Accounting Officer	February 23, 2023
Michele A. Peppers	(Principal Accounting Officer)

/s/ TODD S. NELSON	Executive Chairman of the Board	February 23, 2023
Todd S. Nelson

/s/ THOMAS B. LALLY	Lead Independent Director	February 23, 2023
Thomas B. Lally

/s/ DENNIS H. CHOOKASZIAN	Director	February 23, 2023
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 23, 2023
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 23, 2023
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 23, 2023
William D. Hansen

/s/ GREGORY L. JACKSON	Director	February 23, 2023
Gregory L. Jackson

/s/ LESLIE T. THORNTON	Director	February 23, 2023
Leslie T. Thornton

/s/ ALAN D. WHEAT	Director	February 23, 2023
Alan D. Wheat

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over financing Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of California Southern University and Coding Dojo, Inc., wholly-owned subsidiaries, whose financial statements reflect total assets constituting 4.5% and 8.0%, respectively, and combined revenues were less than 2% percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report on Internal Control over Financial Reporting, California Southern University and Coding Dojo, Inc., were acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of California Southern University and Coding Dojo, Inc.

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

February 23, 2023

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$109,408	$319,982
Restricted cash	9,476	5,196
Total cash, cash equivalents and restricted cash	118,884	325,178
Short-term investments	399,315	174,213
Total cash and cash equivalents, restricted cash and short-term investments	518,199	499,391
Student receivables, gross	81,197	79,418
Allowance for credit losses	(38,646)	(36,385)
Student receivables, net	42,551	43,033
Receivables, other	3,457	1,692
Prepaid expenses	8,411	6,919
Inventories	1,904	904
Other current assets	597	2,514
Total current assets	575,119	554,453
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $54,238 and $113,711 as of December 31, 2022 and 2021, respectively	26,038	28,355
Right of use asset, net	26,156	36,664
Goodwill	243,540	162,579
Intangible assets, net of amortization of $15,981 and $8,662 as of December 31, 2022 and 2021, respectively	53,564	32,208
Student receivables, gross	6,345	4,242
Allowance for credit losses	(4,495)	(2,870)
Student receivables, net	1,850	1,372
Deferred income tax assets, net	24,613	25,114
Other assets	6,488	6,688
TOTAL ASSETS	$957,368	$847,433
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$6,555	$9,400
Accounts payable	13,518	10,838
Accrued expenses:
Payroll and related benefits	40,306	25,312
Advertising and marketing costs	8,977	8,690
Income taxes	7,814	211
Other	14,621	15,180
Deferred revenue	71,590	70,613
Total current liabilities	163,381	140,244
NON-CURRENT LIABILITIES:
Lease liability-operating	27,286	35,549
Other liabilities	40,856	21,530
Total non-current liabilities	68,142	57,079
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 89,396,192 and 88,724,438 shares issued, 67,175,485 and 68,748,662 shares outstanding as of December 31, 2022 and 2021, respectively	894	887
Additional paid-in capital	684,183	674,242
Accumulated other comprehensive loss	(5,447)	(96)
Retained earnings	347,839	251,972
Treasury stock, at cost, 22,220,707 and 19,975,776 shares as of December 31, 2022 and 2021, respectively	(301,624)	(276,895)
Total stockholders' equity	725,845	650,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$957,368	$847,433

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
REVENUE:
Tuition and fees, net	$687,672	$688,415	$684,579
Other	7,536	4,619	2,735
Total revenue	695,208	693,034	687,314
OPERATING EXPENSES:
Educational services and facilities	116,723	108,743	111,768
General and administrative	426,120	418,509	417,214
Depreciation and amortization	19,734	16,766	14,786
Asset impairment	2,994	-	612
Total operating expenses	565,571	544,018	544,380
Operating income	129,637	149,016	142,934
OTHER INCOME:
Interest income	6,866	930	3,852
Interest expense	(400)	(920)	(167)
Miscellaneous (expense) income	(1,834)	41	121
Total other income	4,632	51	3,806
PRETAX INCOME	134,269	149,067	146,740
Provision for income taxes	38,402	39,430	22,476
NET INCOME	$95,867	$109,637	$124,264

NET INCOME PER SHARE - BASIC:	$1.41	$1.57	$1.79

NET INCOME PER SHARE - DILUTED:	$1.39	$1.55	$1.74

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,934	70,024	69,414
Diluted	69,031	70,881	71,265

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
NET INCOME	$95,867	$109,637	$124,264
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(166)	(177)	199
Unrealized loss on investments	(5,185)	(283)	(179)
Total other comprehensive (loss) income	(5,351)	(460)	20
COMPREHENSIVE INCOME	$90,516	$109,177	$124,284

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, December 31, 2019	85,953	$860	(15,802)	$(227,315)	$639,335	$344	$18,071	$431,295
Net income	-	-	-	-	-	-	124,264	124,264
Foreign currency translation	-	-	-	-	-	199	-	199
Unrealized loss on investments	-	-	-	-	-	(179)	-	(179)
Total comprehensive income								124,284
Treasury stock purchased	-	-	(1,320)	(17,862)	-	-	-	(17,862)
Share-based compensation expense:
Stock option plans	-	-	-	-	1,134	-	-	1,134
Restricted stock award plans	-	-	-	-	12,227	-	-	12,227
Employee stock purchase plan	-	-	-	-	18	-	-	18
Common stock issued under:
Stock option plans	1,040	10	-	-	5,374	-	-	5,384
Restricted stock award plans	243	2	(81)	(911)	(3)	-	-	(912)
Employee stock purchase plan	29	1	-	-	338	-	-	339
BALANCE, December 31, 2020	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	109,637	109,637
Foreign currency translation	-	-	-	-	-	(177)	-	(177)
Unrealized loss on investments	-	-	-	-	-	(283)	-	(283)
Total comprehensive income								109,177
Treasury stock purchased	-	-	(2,313)	(25,296)	-	-	-	(25,296)
Share-based compensation expense:
Stock option plans	-	-	-	-	464	-	-	464
Restricted stock award plans	-	-	-	-	14,495	-	-	14,495
Employee stock purchase plan	-	-	-	-	13	-	-	13
Common stock issued under:
Stock option plans	103	1	-	-	548	-	-	549
Restricted stock award plans	1,329	13	(460)	(5,511)	(13)	-	-	(5,511)
Employee stock purchase plan	27	-	-	-	312	-	-	312
BALANCE, December 31, 2021	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	95,867	95,867
Foreign currency translation	-	-	-	-	-	(166)	-	(166)
Unrealized loss on investments	-	-	-	-	-	(5,185)	-	(5,185)
Total comprehensive income								90,516
Treasury stock purchased	-	-	(2,099)	(23,117)	-	-	-	(23,117)
Share-based compensation expense:
Stock option plans	-	-	-	-	89	-	-	89
Restricted stock award plans	-	-	-	-	8,648	-	-	8,648
Employee stock purchase plan	-	-	-	-	14	-	-	14
Common stock issued under:
Stock option plans	144	1	-	-	929	-	-	930
Restricted stock award plans	504	6	(146)	(1,612)	(6)	-	-	(1,612)
Employee stock purchase plan	24	-	-	-	267	-	-	267
BALANCE, December 31, 2022	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,867	$109,637	$124,264
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	2,994	-	612
Depreciation and amortization expense	19,734	16,766	14,786
Bad debt expense	41,574	44,344	47,556
Compensation expense related to share-based awards	8,751	14,972	13,379
Deferred income taxes	(720)	15,330	20,353
Changes in operating assets and liabilities:
Student receivables, gross	6,380	6,631	7,092
Allowance for credit losses	(38,992)	(47,417)	(39,546)
Receivables, other	(1,670)	5,396	(99)
Inventories, prepaid expenses, and other current assets	2,640	3,285	3,031
Other non-current assets	843	72	151
Accounts payable	1,922	(2,744)	374
Accrued expenses and other non-current liabilities	22,332	(3,404)	(11,135)
Deferred revenue	(11,767)	30,724	5,138
Right of use asset and lease liability	(1,702)	(2,476)	(6,000)
Net cash provided by operating activities	148,186	191,116	179,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(492,100)	(269,739)	(403,673)
Sales of available-for-sale investments	262,277	391,659	287,249
Purchases of property and equipment	(12,620)	(10,453)	(9,768)
Business acquisitions, net of cash acquired	(84,308)	(57,143)	(39,819)
Other	-	-	103
Net cash (used in) provided by investing activities	(326,751)	54,324	(165,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(23,117)	(25,296)	(17,862)
Issuance of common stock	1,197	861	5,723
Payments of employee tax associated with stock compensation	(1,612)	(5,511)	(912)
Release of cash held in escrow	(4,197)	-	-
Net cash used in financing activities	(27,729)	(29,946)	(13,051)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(206,294)	215,494	997
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	325,178	109,684	108,687
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$118,884	$325,178	$109,684
Supplemental Cash Flow Information:
Income taxes paid	$28,940	$23,224	$611
Supplemental Non-Cash Disclosures:
Amount placed in escrow to secure indemnification obligations from business acquisitions	$8,500	$1,210	$4,000
Non-cash additions to property and equipment	$(1,953)	$2,287	$52
Right of use assets obtained in exchange for lease liabilities	$-	$727	$552

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

1. DESCRIPTION OF THE COMPANY

Perdoceo’s accredited academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation and Basis of Financial Statement Presentation

These consolidated financial statements presented herein include the accounts of Perdoceo Education Corporation and our wholly-owned subsidiaries (collectively “Perdoceo” or “PEC”). All inter-company transactions and balances have been eliminated.

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

As of January 1, 2022, the Company began recording loss from discontinued operations within other miscellaneous (expense) income on its consolidated statements of income as future amounts will be immaterial and infrequent. Prior period amounts are also immaterial and have been recast to maintain comparability.

On July 1, 2022, the Company acquired substantially all of the assets of California Southern University ("CalSouthern" and the "CalSouthern acquisition"). Results of operations related to the CalSouthern acquisition are included in the consolidated financial statements within the AIUS segment from the date of acquisition. See Note 3 "Business Acquisitions" for further information.

On December 1, 2022, the Company acquired Coding Dojo (the "Coding Dojo acquisition"). Results of operations related to the Coding Dojo acquisition are included in the consolidated financial statements within the CTU segment from the date of acquisition. See Note 3 "Business Acquisitions" for further information.

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

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2022, 2021 and 2020, approximately 79%, 81% and 80%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

d. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, certain fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed separately to students. These fees are generally earned over the applicable term and are not considered separate performance obligations. We generally bill student tuition upon enrollment for our non-degree professional development programs and recognize the tuition as revenue on a straight-line basis over the length of the offering.

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

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by university and program. Academic terms are determined by start dates, which vary by university and program and are generally 8-12 weeks in length. Our non-degree professional development programs are available via subscription-based access for up to 52 weeks or online courses which are generally 12-18 weeks in length. Our students pay for their costs through a variety of funding sources, including, among others, federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans.

Other revenue, which consists primarily of contract training revenue, bookstore sales and miscellaneous non-student related revenue, is billed and recognized as goods are delivered or services are performed.

e. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include cash and highly liquid investments with original maturities of three months or less. The fair market value of cash, cash equivalents and restricted cash approximate their carrying value. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. The Company has not experienced any material losses in such accounts. The restricted cash balance as of December 31, 2022 was $9.5 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the sellers pursuant to the Hippo, CalSouthern and Coding Dojo acquisitions.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings and authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2022 and 2021, we held $10.0 million and $10.4 million, respectively, of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet, with the offset recorded as prepaid revenue within deferred revenue on our consolidated balance sheets.

f. Investments

Our investments, which primarily consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities are classified as “available-for-sale” and recorded at fair value. The Company measures the fair value of financial instruments under the guidance of ASC Topic 820, Fair Value Measurement. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in other income in our consolidated statements of income.

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

Definite-lived intangible assets consist of trade names, customer relationships, course curriculum and developed technology, primarily from recent acquisitions. Customer relationships represent the value of acquired student and third party contracts and are amortized on a straight-line basis over the estimated future benefit period for those contracts. Course curriculum represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired course curriculum balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Developed technology represents online auditory and video course program materials related to our non-degree professional development programs and are amortized on a straight-line basis over the expected period of future benefit.

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

m. Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs, which are included in general and administrative expense on our consolidated statements of income, were $126.8 million, $137.2 million and $143.3 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

3. BUSINESS ACQUISITIONS

During the year ended December 31, 2022, the Company completed the CalSouthern and Coding Dojo acquisitions on July 1, 2022 and December 1, 2022, respectively. During the year ended December 31, 2021, the Company completed the DigitalCrafts and Hippo Education acquisitions on August 2, 2021 and September 10, 2021, respectively.

Founded in 2013, Coding Dojo offers computer programming and general technology upskilling and reskilling development opportunities to technology-driven students with a quality technology platform and market demand course offering content which include software development, data science and cybersecurity. Coding Dojo is reported within the CTU segment. The preliminary purchase price of $64.9 million includes an initial $52.8 million cash payment funded with cash from operations as well as an estimate of the fair value of contingent consideration of $12.7 million and estimated post-closing working capital adjustments. Pursuant to the purchase agreement, a portion of the post-closing contingent consideration payment will be made in early 2024, with the remainder to be paid in early 2025 up to total maximum payments of $15.0 million, with the final payment amounts to be based upon achievement of certain financial metrics. Additionally, pursuant to the terms of the acquisition agreement, $7.5 million of the initial cash payment was set aside in escrow accounts to secure indemnification obligations of the seller after closing and fund any post-closing working capital adjustments and is reflected as restricted cash on our consolidated balance sheets.

The preliminary purchase price of $64.9 million was allocated to estimated fair values of acquired tangible and identifiable intangible assets of $78.5 million and assumed liabilities of $13.6 million as of December 1, 2022. Intangible assets acquired include customer relationships with an estimated fair value of approximately $1.3 million and an estimated useful life of 1 year, a trade name with an estimated fair value of approximately $5.1 million and an estimated useful life of 10 years and developed technology with an estimated fair value of $6.0 million and an estimated useful life of 5 years. Based on our preliminary purchase price allocation, we have recorded goodwill of $59.4 million. Goodwill reflects the revenue growth opportunities following the acquisition. Substantially all of this goodwill balance will not be deductible for income tax reporting purposes. Subsequent adjustments may be made to the purchase price allocation once the fair values of acquired assets and liabilities, as well as the fair value of contingent consideration, are finalized.

Founded in 1978, CalSouthern has been educating learners through online educational opportunities, primarily in the areas of behavioral sciences and business management. CalSouthern is reported within the AIUS segment. The final purchase price of $40.0 million was funded with cash from operations. Pursuant to the terms of the acquisition agreement, $1.0 million of this payment was set aside in an escrow account to secure indemnification obligations of the seller after closing and is reflected as restricted cash on our consolidated balance sheets.

The final purchase price of $40.0 million was allocated to the fair values of acquired tangible and identifiable intangible assets of $42.5 million and assumed liabilities of $2.4 million as of July 1, 2022. Intangible assets acquired include customer relationships with a fair value of approximately $14.5 million and an estimated useful life of 15 years, a trade name with a fair value of approximately $1.5 million and an estimated useful life of 10 years and course curriculum with a fair value of $1.4 million and an estimated useful life of 5 years. Based on our final purchase price allocation, we have recorded goodwill of $21.6 million. Goodwill reflects the revenue growth opportunities following the acquisition. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes.

Hippo, founded in 2011, is a provider of continuing medical education and exam preparation for medical professionals with a quality technology platform and strong course content. Hippo is reported within the CTU segment. During 2021, the Company made a cash payment of $42.0 million for the acquisition of Hippo Education. Pursuant to the terms of the acquisition agreement, $1.2 million of this payment was set aside in an escrow account to secure indemnification obligations of the seller, of which $0.2 million was released during the current year, leaving $1.0 million in escrow which is reflected as restricted cash on our consolidated balance sheets as of December 31, 2022. The payment was fully funded with the Company’s available cash balances.

The purchase price of $43.3 million was allocated to the fair values of acquired tangible and identifiable intangible assets of $47.5 million and assumed liabilities of $4.3 million as of September 10, 2021. Intangible assets acquired include a trade name with a fair value of approximately $3.3 million with an estimated useful life of 10 years, customer relationships with a fair value of approximately $14.1 million with an estimated useful life of 7 years and developed technology with a fair value of $2.0 million with an estimated useful life of 4 years. Based on the final purchase price allocation, we recorded goodwill of $27.8 million. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes.

DigitalCrafts, launched in 2015, helps provide individuals an opportunity in the technology area through reskilling and upskilling courses within the areas of web development, web design and cybersecurity. DigitalCrafts' is reported within the AIUS segment. During 2021, the Company made total cash payments of $16.5 million for the acquisition of DigitalCrafts. The payments were fully funded with the Company’s available cash balances.

The purchase price of $18.4 was allocated to the fair values of acquired tangible and identifiable intangible assets of $20.0 million and assumed liabilities of $1.7 million as of August 2, 2021. Intangible assets acquired include a trade name with a fair value of approximately $0.7 million with an estimated useful life of 5 years and customer relationships and developed technology with an aggregate fair value of $1.0 million with estimated useful lives of 3 years each. Based on the final purchase price allocation, we recorded goodwill of $16.5 million. We expect substantially all of this goodwill balance to be deductible for income tax reporting purposes.

The following table summarizes the fair values of assets acquired and liabilities assumed as of respective acquisition dates (dollars in thousands):

	Coding Dojo	CalSouthern	Hippo	DigitalCrafts
	December 1, 2022	July 1, 2022	September 10, 2021	August 2, 2021
Assets:	(preliminary)
Cash	$-	$-	$93	$-
Student receivables, net	5,745	3,214	202	1,777
Prepaid and other assets	408	290	25	4
Property, equipment and ROU assets	552	-	27	-
Intangible assets subject to amortization
Trade name	5,100	1,480	3,340	740
Customer relationships	1,260	14,530	14,100	200
Course curriculum	-	1,390	-	-
Developed technology	6,030	-	1,960	830
Goodwill	59,405	21,556	27,790	16,477
Total assets acquired	$78,500	$42,460	$47,537	$20,028
Liabilities:
Accounts payable and other accrued liabilities	$2,069	$4	$315	$268
Deferred revenue	10,324	2,419	3,952	1,404
Deferred tax liability, net	1,221	-	-	-
Total liabilities assumed	$13,614	$2,423	$4,267	$1,672

Net assets acquired	$64,886	$40,037	$43,270	$18,356

The purchase price of Coding Dojo is preliminary due to finalization of the working capital adjustment and the evaluations necessary to assess the fair values of the net assets acquired are still in process. Pro forma financial information relating to the DigitalCrafts, Hippo, CalSouthern and Coding Dojo acquisitions is not presented because the acquisitions are not material to the Company.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2022

In March 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the Troubled Debt Restructuring (“TDR”) recognition and measurement guidance and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan (consistent with the accounting for other loan modifications). The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For all public business entities, ASU 2022-02 is effective for annual periods and interim periods beginning after December 15, 2022; early adoption is permitted. We have evaluated and adopted this guidance in 2022. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

Recent accounting guidance to be adopted in 2023

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For all public business entities, ASU 2022-03 is effective for annual periods and interim periods beginning after December 15, 2024; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$3,016	$-	$(22)	$2,994
Non-governmental debt securities	222,575	37	(2,880)	219,732
Treasury and federal agencies	179,068	6	(2,485)	176,589
Total short-term investments (available for sale)	$404,659	$43	$(5,387)	$399,315

	December 31, 2021
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$5,028	$-	$(1)	$5,027
Non-governmental debt securities	168,623	27	(184)	168,466
Treasury and federal agencies	720	-	-	720
Total short-term investments (available for sale)	$174,371	$27	$(185)	$174,213

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

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	Less than one year	One to five years	Six to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2022	$188,472	$210,843	$-	$-	$399,315
Original stated term to maturity of available-for-sale- investments as of December 31, 2021	$133,728	$40,485	$-	$-	$174,213

Realized gains or losses resulting from sales of investments during the years ended December 31, 2022, 2021 and 2020 were not significant.

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

As of December 31, 2022 and 2021, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of December 31, 2022 and December 31, 2021. Additionally, money market funds of $40.1 million and $225.3 million included within cash and cash equivalents on our consolidated balance sheets as of December 31, 2022 and 2021, respectively, were measured under Level 1.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company. As of December 31, 2022, our investment in an equity affiliate equated to a 30.7%, or $1.1 million.

We recorded a loss of approximately $1.8 million for the year ended December 31, 2022 related to our equity method investment within miscellaneous (expense) income on our consolidated statements of income, of which $1.2 million was related to impairment of our equity method investment due to a decline in projected cash flows. The fair value for our equity method investment was determined based upon management's assumptions regarding projected future cash flows. Because the determination of the estimated fair value of this investment requires significant estimation and assumptions, this fair value measurement is categorized as Level 3 per ASC Topic 820. We recorded a gain of approximately $0.2 million each for the years ended December 31, 2021 and 2020, respectively, related to our equity method investment within miscellaneous (expense) income on our consolidated statements of income.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded for the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

For the year ended December 31, 2022	$1,578
For the year ended December 31, 2021	$1,726
For the year ended December 31, 2020	$1,596

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31, 2022
	CTU (4)	AIUS (5)	Corporate and Other (6)	Total
Tuition, net (1)	$396,093	$258,667	$-	$654,760
Technology fees	19,454	11,619	-	31,073
Other miscellaneous fees(2)	816	1,023	-	1,839
Total tuition and fees, net	416,363	271,309	-	687,672
Other revenue(3)	3,254	3,170	1,112	7,536
Total revenue	$419,617	$274,479	$1,112	$695,208

	For the Year Ended December 31, 2021
	CTU (4)	AIUS (5)	Corporate and Other (6)	Total
Tuition, net (1)	$384,307	$269,645	$-	$653,952
Technology fees	21,249	11,322	-	32,571
Other miscellaneous fees(2)	1,227	665	-	1,892
Total tuition and fees, net	406,783	281,632	-	688,415
Other revenue(3)	1,766	1,728	1,125	4,619
Total revenue	$408,549	$283,360	$1,125	$693,034

	For the Year Ended December 31, 2020
	CTU	AIUS (5)	Corporate and Other (6)	Total
Tuition, net	$381,371	$270,430	$-	$651,801
Technology fees	20,687	10,122	-	30,809
Other miscellaneous fees(2)	1,283	686	-	1,969
Total tuition and fees, net	403,341	281,238	-	684,579
Other revenue(3)	2,166	123	446	2,735
Total revenue	$405,507	$281,361	$446	$687,314

__________________

(1)
Tuition includes revenue earned for all degree-granting programs as well as revenue earned for non-degree and professional development programs.
(2)
Other miscellaneous fees primarily include graduation fees.
(3)
Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(4)
CTU includes revenue related to an acquisition completed on December 1, 2022 and an acquisition completed on September 10, 2021.
(5)
AIUS includes revenue related to an acquisition completed on July 1, 2022, an acquisition completed on August 2, 2021 and an acquisition completed on March 2, 2020.
(6)
Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts, depending on the university, the type of program and specific curriculum. Our universities bill students a single charge that covers tuition, certain fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed separately to students. These fees are generally earned over the applicable term and are not considered separate performance obligations. We generally bill student tuition upon enrollment for our non-degree professional development programs and recognize the tuition as revenue on a straight-line basis over the length of the offering.

Other revenue, which primarily consists of contract training revenue and miscellaneous non-student related revenue, is billed and recognized as goods are delivered or services are performed.

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by university and program. Academic terms are determined by start dates, which vary by university and program and are generally 8-12 weeks in length. Our non-degree professional development programs are available via subscription –based access for up to 52 weeks or online courses which are generally 12-18 weeks in length.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of December 31, 2022 and 2021 were as follows (dollars in thousands):

	As of December 31,
	2022	2021
Gross deferred revenue	$107,200	$113,719
Gross contract assets	$(35,610)	(43,106)
Deferred revenue, net	$71,590	$70,613

Deferred Revenue

Changes in our deferred revenue balances for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	For the Year Ended December 31, 2022
	CTU	AIUS	Total
Gross deferred revenue, January 1, 2022	$64,674	$49,045	$113,719
Business acquisitions, beginning balance	10,324	2,419	12,743
Revenue earned from prior balances	(59,520)	(39,183)	(98,703)
Billings during period (1)	408,796	260,513	669,309
Revenue earned for new billings during the period	(356,843)	(232,126)	(588,969)
Other adjustments	(186)	(713)	(899)
Gross deferred revenue, December 31, 2022	$67,245	$39,955	$107,200

	For the Year Ended December 31, 2021
	CTU	AIUS	Total
Gross deferred revenue, January 1, 2021	$28,522	$56,880	$85,402
Business acquisitions, beginning balance	3,952	1,404	5,356
Revenue earned from prior balances	(27,857)	(46,591)	(74,448)
Billings during period (1)	439,836	271,053	710,889
Revenue earned for new billings during the period	(378,926)	(235,041)	(613,967)
Other adjustments	(853)	1,340	487
Gross deferred revenue, December 31, 2021	$64,674	$49,045	$113,719

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

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.5 million and $2.1 million as of December 31, 2022 and 2021, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. Certain unpaid charges do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations. We have no remaining performance obligations for students who have withdrawn from our universities, and once the refund calculation is performed and funds are returned to the student, if applicable under our refund policy, no further consideration is due back to the student. We recognized $1.4 million, $1.6 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, for payments received from withdrawn students.

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

For the years ended December 31, 2022, 2021 and 2020, we received a majority of our universities’ cash receipts for tuition payments from various government agencies as well as our corporate partnerships. These cash receipts represent a substantial portion of our consolidated revenues and all have low risk of collectability.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our consolidated balance sheets. As of December 31, 2022 and 2021, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.9 million and $1.4 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

	For the year ended December 31,
	2022	2021	2020
Balance, beginning of period	$39,255	$42,147	$31,964
Provision for credit losses	41,574	44,349	47,561
Amounts written-off	(40,455)	(50,514)	(40,053)
Recoveries	2,767	3,273	2,675
Balance, end of period	$43,141	$39,255	$42,147

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	December 31,
	2022 (1)	2021 (1)	Life
Computer hardware and software	$35,698	$45,482	3 years
Leasehold improvements	19,824	60,520	Shorter of Life of Lease or Useful Life
Furniture, fixtures and equipment	11,417	23,633	5-10 years
Building and improvements	9,163	9,163	15-35 years
Other	22	79	5-10 years
Construction in progress	4,152	3,189
	80,276	142,066
Less-accumulated depreciation	(54,238)	(113,711)
Total property and equipment, net	$26,038	$28,355

___________________

(1)
Property and equipment which were fully depreciated and no longer in use by the Company were retired during the years ended December 31, 2022 and 2021; therefore, both the cost of the asset and the related accumulated depreciation balances were reduced to zero for these assets.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $12.4 million, $12.3 million and $12.0 million, respectively.

During the year ended December 31, 2022, we recorded $0.8 million of asset impairment primarily related to leasehold improvements located at lease facilities which the Company made the decision to no longer utilize.

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

Quantitative lease information

Quantitative information related to leases for the years ended December 31, 2022, 2021 and 2020 is presented in the following table (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Lease expenses (1)
Fixed lease expenses - operating	$11,033	$11,442	$12,379
Variable lease expenses - operating	3,726	3,173	6,389
Sublease income	(1,087)	(1,359)	(2,347)
Total lease expenses	$13,672	$13,256	$16,421

Other information
Gross operating cash flows for operating leases (2)	$(16,827)	$(18,390)	$(23,577)
Operating cash flows from subleases (2)	$1,108	$1,430	$2,254

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Weighted average remaining lease term (in months) – operating leases	63	69	70
Weighted average discount rate – operating leases	4.8%	4.9%	4.9%

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

Gross Lease Obligations

As of December 31, 2022, future minimum lease payments under operating leases which are included in lease liabilities on our consolidated balance sheet are as follows (dollars in thousands):

Operating Leases Total

2023 (1)	$8,220
2024	7,403
2025	6,768
2026	6,914
2027 and thereafter	9,833
Total	$39,138
Less: imputed interest	5,297
Present value of future minimum lease payments	33,841
Less: current lease liabilities	6,555
Non-current lease liabilities	$27,286

_____________

(1)
Amounts provided are for liabilities remaining as of December 31, 2022.

Subleases

Historically, for certain of our leased locations, we have vacated the facility and have fully or partially subleased the space. As of December 31, 2022, we have one sublease remaining with a term ending May 30, 2023, for which we remain the guarantor under the lease and therefore become the intermediate lessor. We recognize sublease income as on offset to lease expense on our consolidated statements of income.

As of December 31, 2022, future sublease rental income of approximately $0.2 million under operating leases, will decrease our future minimum lease payments presented above.

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

We have sixteen leases related to our ongoing operations which consist of administrative offices and university locations, of which four are less than one year and not included in the lease liability and ROU asset recorded within our consolidated balance sheet. For those leases that we are reasonably certain that we will extend or terminate the leases, we have taken those factors into account when determining the lease liability recorded within our consolidated balance sheet.

During the year ended December 31, 2022, we recorded $1.1 million of asset impairment charges related to certain ROU assets within the CTU segment. Management made the decision to no longer use the spaces associated with the ROU assets and as a result recorded an asset impairment charge in accordance with ASC Topic 360 for the remaining value of the ROU assets, adjusted for any early lease termination options that the Company plans to execute.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of goodwill were $243.5 million and $162.6 million as of December 31, 2022 and 2021, respectively.

A reconciliation of the changes in the carrying value of goodwill during the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

	As of December 31,
	2022			2021
	CTU	AIUS	Total	CTU	AIUS	Total
Balance, beginning of year	$73,728	$88,851	$162,579	$45,938	$72,374	$118,312
Business acquisitions	59,405	21,556	80,961	27,790	16,477	44,267
Balance, end of year	$133,133	$110,407	$243,540	$73,728	$88,851	$162,579

In assessing the fair value for CTU and AIUS, we performed a qualitative assessment as of October 1, 2022 to determine if we believe it is more likely than not that our reporting unit’s carrying values exceed their respective fair values. When performing the qualitative assessment, management first considered events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focused on the significant inputs, including its projections of revenue growth, operating expense leverage and the discount rate used in the prior year quantitative assessment, and any events or circumstances that could affect the significant inputs. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluated all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. Additionally, management evaluated its most recent quantitative assessment completed during 2020 to determine by how much the previous fair value exceeded the carrying value for each indefinite-lived intangible asset.

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

As of December 31, 2022 and 2021, the net book value of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2022				December 31, 2021
	Cost	Accumulated Amortization	Impairments	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable intangible assets: (1)
Course curriculum	$2,790	$(1,461)	$-	$1,329	$1,400	$(856)	$544
Customer relationships	38,090	(10,815)	(111)	27,164	22,300	(5,588)	16,712
Developed technology	8,820	(1,022)	(461)	7,337	2,790	(278)	2,512
Trade names	13,060	(2,683)	(543)	9,834	6,480	(1,940)	4,540
Net book value, amortizable intangible assets:	$62,760	$(15,981)	$(1,115)	$45,664	$32,970	$(8,662)	$24,308

Non-amortizable intangible assets:
Accreditation rights				$1,000			$1,000
CTU trade name				6,900			6,900
Non-amortizable intangible assets				7,900			7,900
Intangible assets, net				$53,564			$32,208

___________________

(1) See Note 3 "Business Acquisitions" for further details on acquired intangible assets.

Amortizable intangible assets are amortized on a straight-line basis over their remaining estimated useful lives, which range from one to fifteen years. Amortization expense was $7.3 million, $4.5 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2022, we recorded $1.1 million of asset impairment charges related to certain of our definite-lived intangible assets within the AIUS segment as a result of a decline in cash flows associated with those intangible assets. The fair value of these definite-lived intangible assets were determined to be zero based upon the projected cash flow estimates for the remaining useful life of the primary asset.

As of December 31, 2022, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of other indefinite-lived intangible asset balances as of October 1, 2022 utilizing the qualitative assessment approach and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be impaired. We monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible declines in estimated fair value. When performing the qualitative assessment, management considered events and circumstances that may affect the fair value of the intangible assets to determine whether it is necessary to perform the quantitative impairment test. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business, and industry and market considerations. Management evaluated these events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value.

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

As of December 31, 2022 and 2021, there were no outstanding borrowings under the revolving credit facility.

Selected details of our credit agreement as of and for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	As of December 31,
	2022	2021
Credit Agreement:
Credit facility remaining availability	$124,113	$124,082
Outstanding letters of credit	$887	$918
Availability of additional letters of credit (1)	$124,113	$124,082
Weighted average daily revolving credit borrowings for the year ended	$-	$-
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.30%	0.30%
Letter of credit fee rate (2)	6.50%	3.00%

________________

(1)
The letters of credit availability under the credit agreement with Wintrust is up to the borrowing limit of $125.0 million.
(2)
The letter of credit fee rate is based on prime minus 1.0%, subject to a minimum rate of 3.0%. The prime rate as of December 31, 2022 was 7.50%, which would yield a 6.50% fee rate, which is reflected in the table above.

12. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.7 million and $1.1 million at December 31, 2022 and December 31, 2021, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Contingent Consideration for Business Acquisitions

We recorded an accrual for the fair value of contingent consideration related to the Coding Dojo acquisition in the amount of $12.7 million as of December 31, 2022. Pursuant to the acquisition agreement, post-closing contingent consideration payments are expected to be paid in January 2024 and January 2025, based upon the achievement of certain financial metrics, with an aggregate maximum for the two payments of $15.0 million.

13. INCOME TAXES

Pretax income for the years ended December 31, 2022, 2021 and 2020 was $134.3 million, $149.1 million and $146.7 million, respectively.

The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Current provision
Federal	$33,166	$19,143	$-
State and local	5,913	4,956	2,110
Total current provision	39,079	24,099	2,110
Deferred (benefit) provision
Federal	(3,767)	13,389	15,425
State and local	3,090	1,942	4,941
Total deferred (benefit) provision	(677)	15,331	20,366
Total provision for income taxes	$38,402	$39,430	$22,476

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	2.7	2.6	2.7
Stock-based compensation	0.6	1.0	(0.3)
Capital loss	2.3	(2.1)	-
Valuation allowance	(0.6)	2.1	(10.9)
Tax credits	(0.3)	(0.3)	(0.1)
Other	2.9	2.1	2.9
Effective income tax rate	28.6%	26.4%	15.3%

The effective tax rate for the year ended December 31, 2022 includes a $0.8 million unfavorable adjustment associated with the tax effect of stock-based compensation, which increased the effective rate by 0.6%. The 2022 effective rate also reflects the establishment of a full valuation allowance of $1.4 million with respect to select combined state net operating losses that are anticipated to go unused based on current expectations and $0.9 million related to the expected non-deductibility of reductions in the carrying value of our equity investment, which collectively increased the effective rate by 1.7%. During 2022, the Company re-evaluated the character of the loss incurred on the elimination of a wholly-owned subsidiary during the prior year and re-categorized this transaction in its 2021 tax returns as an ordinary loss attributable to the stock of a worthless subsidiary. As a result of our assessment, the $3.1 million deferred tax asset and offsetting valuation allowance with respect to the capital loss carryforward was eliminated, which had an offsetting impact on the effective tax rate of 2.3%.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2022, 2021 and 2020 is as follows (dollars in thousands):

	2022	2021	2020
Gross unrecognized tax benefits, beginning of the year	$15,951	$11,794	$9,859
Additions for tax positions of prior years	4,290	941	-
Additions for tax positions related to the current year	5,584	4,250	2,954
Reductions for tax positions of prior years	-	-	(51)
Reductions due to lapse of applicable statute of limitations	(1,167)	(1,034)	(968)
Subtotal	24,658	15,951	11,794
Interest and penalties	2,451	2,020	1,919
Total gross unrecognized tax benefits, end of the year	$27,109	$17,971	$13,713

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $22.2 million and $14.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $5.7 million and $19.0 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $2.5 million and $2.0 million as of the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, we recognized less than $0.4 million of expense, less than $0.1 million of expense and less than $0.1 million of expense, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of operations.

Perdoceo and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions and are routinely examined by tax authorities in these jurisdictions. As of December 31, 2022, Perdoceo had been examined by the Internal Revenue Service through our tax year ending December 31, 2014. Due to the expiration of various statutes of limitations, it is reasonably possible that Perdoceo’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $6.3 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss and tax credit carry forwards. Components of deferred income tax assets and liabilities as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Accrued occupancy	$8,232	$11,012
Foreign tax credits	7,229	16,958
Valuation allowance foreign tax credits	(7,229)	(16,958)
Compensation and employee benefits	9,399	6,371
Tax net operating loss carry forwards	17,530	17,832
Valuation allowance	(13,159)	(12,090)
Allowance for doubtful accounts	6,444	5,721
Accrued settlements and legal	159	199
Accrued restructuring and severance	539	343
Equity method for investments	881	401
Equity method for investments valuation allowance	(881)	-
Available for sale short-term investments	1,267	-
Available for sale short-term investments valuation allowance	(1,267)	-
Capital loss	-	3,130
Capital loss valuation allowance	-	(3,130)
Capitalized research and development	2,896	-
Amortization	-	3,486
Depreciation	1,060	851
Other	1,492	1,587
Total deferred income tax assets	34,592	35,713
Deferred income tax liabilities:
Amortization	1,420	-
Right of use asset, net	6,199	9,244
Other	2,360	1,355
Total deferred income tax liabilities	9,979	10,599
Net deferred income tax assets	$24,613	$25,114

As of December 31, 2022, the Company has a gross deferred tax asset before valuation allowance of $166.1 million and a gross deferred tax liability of $42.1 million. As of December 31, 2021, the Company had a gross deferred tax asset before valuation allowance of $179.2 million and a gross deferred tax liability of $44.7 million.

Included among Coding Dojo’s gross deferred tax assets at the time of acquisition was a federal net operating loss (“NOL”) carryforward of approximately $5.8 million and state NOL carryforwards of approximately $3.4 million, which relate to post-2017 tax years and can be carried forward indefinitely. For the tax year ended December 31, 2022, we expect to utilize approximately $0.2 million of this federal NOL carryforward and less than $0.1 million of these state NOL carryforwards due to the limitation on the utilization of acquired NOL carryforwards. As for the remaining $7.2 million of foreign tax credit carryforward, which expires during 2023 and is not supported by an ODL account balance, we continue to maintain a full valuation allowance. Excluding the Coding Dojo state NOL’s referred to above, we have state NOL carryforwards of approximately $291.8 million, which expire between 2023 and 2037. Of this amount, approximately $81.5 million relates to separate state NOL carryforwards and $135.8 million relates to combined state NOL carryforwards, which we anticipate will not be used due to the teach-out of the schools in the applicable combined filing jurisdictions. Valuation allowances have been established against the full amounts of the deferred tax balances for the separate state NOL and the combined state NOL.

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

As of December 31, 2021 and for the first two quarters of 2022, a valuation allowance of $32.2 million was maintained with respect to our foreign tax credits and state net operating losses based on a consideration at each period end of both positive and negative evidence related to the realization of the deferred tax assets. During the quarter ended September 30, 2022, the Company re-evaluated the character of the loss incurred on the elimination of a wholly-owned subsidiary during the prior year. Based on additional analysis, the Company re-categorized this transaction as an ordinary loss attributable to the stock of a worthless subsidiary in its 2021 tax returns. Additionally, the Company determined that a full valuation allowance was needed with respect to select combined state net operating losses which are anticipated to go unused based on current expectations. As a result of this assessment, the $3.1 million deferred tax asset and offsetting valuation allowance with respect to the capital loss carryforward was eliminated and the valuation allowance maintained against our state net operating losses, after considering expired loss carryforwards, was increased by $1.0 million. The net effect of these items reduced the overall valuation allowance by $2.1 million. During the quarter ended December 31, 2022, the valuation allowance was further reduced by $9.7 million for the portion of the non-ODL supported foreign tax credit carryforward which expired unused at the end of 2022. The Company also established a $0.9 million valuation allowance related to reductions in the carrying value of its equity investment and a $1.3 million valuation allowance attributable to the unrealized holding loss on available for sale short-term investments that is reflected in total other comprehensive loss. As of December 31, 2022, the total valuation allowance attributable to our non-ODL supported foreign tax credit, equity investment, available for sale short-term investments and state net operating losses is $22.5 million. The Company concluded it was not more likely than not for the deferred tax asset related to the non-ODL supported foreign tax credit to be realized and maintained the valuation allowance with respect to this asset. As for the equity investment, the cumulative losses related to the reduction in carrying value are significant relative to the amount invested and indicative of a potential capital loss, which would not be realizable given the absence of offsetting capital gains. The unrealized holding loss on available for sale short-term investments also represents a potential capital loss that would not be realizable in the absence of offsetting capital gains. The separate state NOLs can generally only be used by the originating entity and relate to entities that no longer maintain active schools. Since these entities are not expected to generate future operating income, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. Similarly, the Company determined a valuation allowance was needed with respect to the portion of the combined state net operating losses which will likely go unused due to the teach-out of the schools located in the applicable combined filing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan (“the “2016 Plan”) became effective (as the Career Education Corporation 2016 Incentive Compensation Plan) on May 24, 2016, and the amendment and restatement of the 2016 Plan became effective on June 3, 2021, upon its approval by the Company’s stockholders. Under the 2016 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2022, there were approximately 5.6 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.6 million shares issuable upon exercise of outstanding options and (ii) 2.7 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares take into account the anticipated vesting levels based on projected attainment of performance conditions for performance-based restricted stock units and have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2022. Additionally, as of December 31, 2022 under the Company’s previous 2008

Incentive Compensation Plan, there were approximately 0.3 million shares issuable upon exercise of outstanding options and 0.1 million shares underlying outstanding deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. The vesting of all types of awards is subject to possible acceleration in certain circumstances. If a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is generally forfeited.

As of December 31, 2022, we estimate that compensation expense of approximately $14.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

Stock option activity during the years ended December 31, 2022, 2021 and 2020 under our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,437,609	$9.32
Granted	-	-
Exercised	(1,040,304)	5.18		$7,615
Forfeited	(8,719)	11.79
Cancelled	(161,512)	30.25
Outstanding as of December 31, 2020	1,227,074	$10.07
Granted	-	-
Exercised	(103,407)	5.31		$725
Forfeited	-	-
Cancelled	(128,576)	22.01
Outstanding as of December 31, 2021	995,091	$9.02
Granted	-	-
Exercised	(144,009)	6.46		$635
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2022	851,082	$9.45	3.88	$4,181
Exercisable as of December 31, 2022	851,082	$9.45	3.88	$4,181

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2022:

Options Outstanding			Options Exercisable
Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
64,000	$2.82	0.36	64,000	$2.82
106,656	$3.93	2.38	106,656	$3.93
106,154	$4.91	2.57	106,154	$4.91
93,824	$6.09	3.44	93,824	$6.09
73,125	$8.30	4.18	73,125	$8.30
67,626	$9.69	4.39	67,626	$9.69
5,168	$13.15	4.87	5,168	$13.15
236,452	$13.80	5.18	236,452	$13.80
56,119	$15.39	5.41	56,119	$15.39
41,958	$21.29	6.61	41,958	$21.29
851,082	$9.45	3.88	851,082	$9.45

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock which are not “performance-based” generally vest 25% per year over a four-year service period. Restricted stock units which are “performance-based” are subject to performance or market conditions that may increase or reduce the number of restricted stock units that vest at the end of the requisite service period or result in all units being forfeited, even if the requisite service period is met. The performance-based restricted stock units generally vest three years after the grant date.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2022, 2021 and 2020:

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019	1,921,192	$16.34
Granted	534,471	15.45
Vested	(242,515)	11.02
Forfeited	(67,098)	17.18
Outstanding as of December 31, 2020	2,146,050	$16.70
Granted	723,245	11.87
Vested	(1,329,017)	16.35
Forfeited	(77,085)	11.98
Outstanding as of December 31, 2021	1,463,193	$14.87
Granted (1)	739,476	10.46
Vested	(504,223)	17.34
Forfeited	(84,236)	12.93
Outstanding as of December 31, 2022 (1)	1,614,210	$12.18

_________________

(1) 365,852 of performance-based restricted stock units granted during 2022, and which are still outstanding as of December 31, 2022, are subject to a 200% maximum payout based on certain performance metrics.

Deferred Stock Units to be Settled in Stock. Perdoceo granted deferred stock units to our non-employee directors prior to 2017. The deferred stock units are to be settled in shares of stock. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participants does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant. As of December 31, 2022, there are 73 thousand deferred stock units outstanding.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2022	2021	2020
Stock options	$89	$464	$1,134
Restricted stock units settled in stock	8,648	14,495	12,227
Restricted stock units settled in cash	-	-	(240)
Total stock-based compensation expense	$8,737	$14,959	$13,121

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

During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock for approximately $23.1 million at an average price of $11.02 per share and during the year ended December 31, 2021, we repurchased 2.3 million shares of our common stock for approximately $25.3 million at an average price of $10.94 per share. As of December 31, 2022, approximately $26.8 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Basic common shares outstanding	67,934	70,024	69,414
Common stock equivalents	1,097	857	1,851
Diluted common shares outstanding	69,031	70,881	71,265

For the years ended December 31, 2022, 2021 and 2020, certain unexercised stock option awards are excluded from our computation of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computation of diluted earnings per share were 0.3 million, 0.4 million and 0.5 million shares for the years ended December 31, 2022, 2021 and 2020, respectively.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued less than 0.1 million shares for each of the years ended December 31, 2022, 2021 and 2020, pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2022, 2021 and 2020, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. For employees hired on or after January 1, 2020, the participant is 100% vested in the company’s matching contribution after two years of service. Employees hired before January 1, 2020 are fully vested in the company’s matching contribution. During the years ended December 31, 2022, 2021 and 2020, we recorded expense under this plan of approximately $3.1 million, $3.0 million, and $3.0 million, respectively.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2022, 3.4 million shares of common stock have been issued under the plan.

The compensation expense for employee share purchases recorded during the years ended December 31, 2022, 2021 and 2020 in connection with the compensatory elements of our employee stock purchase plan was not significant.

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


Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2022, students enrolled at CTU represented approximately 64% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2022, students enrolled at AIUS represented approximately 36% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets (1)
For the Year Ended December 31, 2022
CTU (2)	$419,617	$141,622	$10,069	$3,641	$247,510
AIUS (3)	274,479	33,315	9,325	1,069	185,943
Corporate and Other (4)	1,112	(45,300)	340	7,910	523,915
Total	$695,208	$129,637	$19,734	$12,620	$957,368
For the Year Ended December 31, 2021
CTU (2)	$408,549	$148,481	$7,365	$2,949	$153,072
AIUS (3)	283,360	39,130	9,068	1,666	151,407
Corporate and Other (4)	1,125	(38,595)	333	5,838	542,954
Total	$693,034	$149,016	$16,766	$10,453	$847,433
For the Year Ended December 31, 2020
CTU	$405,507	$138,490	$6,165	$110
AIUS	281,361	30,822	8,301	1,224
Corporate and Other (4)	446	(26,378)	320	8,434
Total	$687,314	$142,934	$14,786	$9,768

__________________

(1)
Total assets are presented on a consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.
(2)
CTU results of operations include the Coding Dojo acquisition commencing on the December 1, 2022 date of acquisition and the Hippo acquisition commencing on the September 10, 2021 date of acquisition.
(3)
AIUS results of operations include the CalSouthern acquisition commencing on the July 1, 2022 date of acquisition and the DigitalCrafts acquisition commencing on the August 2, 2021 date of acquisition.
(4)
Revenue recorded within Corporate and Other relates to miscellaneous non-student related revenue.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets:
For the year ended December 31, 2022	$32,178	$3,216	$(12,858)	$22,536
For the year ended December 31, 2021	$29,027	$3,151	$-	$32,178
For the year ended December 31, 2020	$44,999	$68	$(16,040)	$29,027
Valuation allowance for credit losses:
For the year ended December 31, 2022	$39,255	$41,574	$(37,688)	$43,141
For the year ended December 31, 2021	$42,147	$44,349	$(47,241)	$39,255
For the year ended December 31, 2020	$31,964	$47,561	$(37,378)	$42,147