Form 10-Q
period 2023-03-31
PERDOCEO EDUCATION Corp
filed 2023-05-04
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of May 1, 2023: 67,477,996

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2023	2022
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$89,845	$109,408
Restricted cash	9,476	9,476
Total cash, cash equivalents and restricted cash	99,321	118,884
Short-term investments	420,943	399,315
Total cash and cash equivalents, restricted cash and short-term investments	520,264	518,199
Student receivables, gross	84,901	81,197
Allowance for credit losses	(39,912)	(38,646)
Student receivables, net	44,989	42,551
Receivables, other	4,309	3,457
Prepaid expenses	11,383	8,411
Inventories	3,765	1,904
Other current assets	735	597
Total current assets	585,445	575,119

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $56,702 and $54,238 as of March 31, 2023 and December 31, 2022, respectively	25,752	26,038
Right of use asset, net	24,277	26,156
Goodwill	243,941	243,540
Intangible assets, net of amortization of $18,604 and $15,981 as of March 31, 2023 and December 31, 2022, respectively	50,941	53,564
Student receivables, gross	5,499	6,345
Allowance for credit losses	(4,032)	(4,495)
Student receivables, net	1,467	1,850
Deferred income tax assets, net	24,309	24,613
Other assets	6,880	6,488
TOTAL ASSETS	$963,012	$957,368
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$6,043	$6,555
Accounts payable	15,178	13,518
Accrued expenses:
Payroll and related benefits	22,448	40,306
Advertising and marketing costs	7,654	8,977
Income taxes	20,079	7,814
Other	19,027	14,621
Deferred revenue	44,710	71,590
Total current liabilities	135,139	163,381

NON-CURRENT LIABILITIES:
Lease liability-operating	25,837	27,286
Other liabilities	40,864	40,856
Total non-current liabilities	66,701	68,142

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 89,923,857 and 89,396,192 shares issued, 67,477,996 and 67,175,485 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	899	894
Additional paid-in capital	686,719	684,183
Accumulated other comprehensive loss	(4,121)	(5,447)
Retained earnings	382,323	347,839
Treasury stock, at cost; 22,445,861 and 22,220,707 shares as of March 31, 2023 and December 31, 2022, respectively	(304,648)	(301,624)
Total stockholders' equity	761,172	725,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$963,012	$957,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands, Except Per Share Amounts)	2023	2022
REVENUE:
Tuition and fees, net	$193,319	$181,327
Other	2,279	1,632
Total revenue	195,598	182,959

OPERATING EXPENSES:
Educational services and facilities	33,851	28,088
General and administrative	112,686	106,296
Depreciation and amortization	5,155	4,882
Asset impairment	570	-
Total operating expenses	152,262	139,266
Operating income	43,336	43,693

OTHER INCOME:
Interest income	3,818	333
Interest expense	(95)	(103)
Miscellaneous expense	(6)	(89)
Total other income	3,717	141

PRETAX INCOME	47,053	43,834
Provision for income taxes	12,569	11,756
NET INCOME	34,484	32,078

NET INCOME PER SHARE - BASIC:	$0.51	$0.47

NET INCOME PER SHARE - DILUTED:	$0.50	$0.46

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,235	68,746
Diluted	68,514	69,567

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2023	2022
NET INCOME	$34,484	$32,078
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	26	(81)
Unrealized gain (loss) on investments	1,300	(1,364)
Total other comprehensive income (loss)	1,326	(1,445)
COMPREHENSIVE INCOME	$35,810	$30,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, January 1, 2023	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	34,484	34,484
Foreign currency translation	-	-	-	-	-	26	-	26
Unrealized gain on investments, net of tax	-	-	-	-	-	1,300	-	1,300
Treasury stock purchased	-	-	(60)	(815)	-	-	-	(815)
Share-based compensation expense	-	-	-	-	2,294	-	-	2,294
Common stock issued	528	5	(165)	(2,209)	242	-	-	(1,962)
BALANCE, March 31, 2023	89,924	$899	(22,446)	$(304,648)	$686,719	$(4,121)	$382,323	$761,172

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2022	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	32,078	32,078
Foreign currency translation	-	-	-	-	-	(81)	-	(81)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,364)	-	(1,364)
Treasury stock purchased	-	-	(363)	(3,828)	-	-	-	(3,828)
Share-based compensation expense	-	-	-	-	2,416	-	-	2,416
Common stock issued	540	6	(146)	(1,610)	653	-	-	(951)
BALANCE, March 31, 2022	89,264	$893	(20,485)	$(282,333)	$677,311	$(1,541)	$284,050	$678,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,484	$32,078
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	570	-
Depreciation and amortization expense	5,155	4,882
Bad debt expense	10,757	13,715
Compensation expense related to share-based awards	2,294	2,416
Deferred income taxes	304	986
Changes in operating assets and liabilities	(48,992)	(31,923)
Net cash provided by operating activities	4,572	22,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(83,777)	(194,997)
Sales of available-for-sale investments	64,344	59,825
Purchases of property and equipment	(1,925)	(4,742)
Business acquisition	-	(7,000)
Net cash used in investing activities	(21,358)	(146,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	247	659
Purchase of treasury stock	(815)	(3,828)
Payments of employee tax associated with stock compensation	(2,209)	(1,610)
Release of cash held in escrow	-	(3,986)
Net cash used in financing activities	(2,777)	(8,765)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19,563)	(133,525)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	118,884	325,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$99,321	$191,653

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

3. BUSINESS ACQUISITION

On December 1, 2022, the Company acquired substantially all of the assets of Coding Dojo.

Founded in 2013, Coding Dojo offers computer programming and general technology upskilling and reskilling development opportunities supported by its quality technology platform and in-demand courses including software development, data science and cybersecurity. Coding Dojo is reported within the CTU segment. The preliminary purchase price of $64.9 million includes an initial $52.8 million cash payment funded with cash from operations as well as an estimate of the fair value of contingent consideration of $12.7 million and estimated post-closing working capital adjustments. Pursuant to the purchase agreement, a portion of the post-closing contingent consideration payment will be made in early 2024, with the remainder to be paid in early 2025 up to total maximum payments of $15.0 million, with the final payment amounts to be based upon achievement of certain financial metrics. Additionally, pursuant to the terms of the acquisition agreement, $7.5 million of the initial cash payment was set aside in escrow accounts to secure indemnification obligations of the seller after closing and fund any post-closing working capital adjustments and is reflected as restricted cash on our unaudited condensed consolidated balance sheets.

The preliminary purchase price of $64.9 million was allocated to estimated fair values of acquired tangible and identifiable intangible assets of $78.5 million and assumed liabilities of $13.6 million as of December 1, 2022. Intangible assets acquired include customer relationships with an estimated fair value of approximately $1.3 million and an estimated useful life of 1 year, a trade name with an estimated fair value of approximately $5.1 million and an estimated useful life of 10 years and developed technology with an estimated fair value of $6.0 million and an estimated useful life of 5 years. Based on our preliminary purchase price allocation, we have recorded goodwill of $59.8 million. Goodwill reflects the revenue growth opportunities following the acquisition. Substantially all of this goodwill balance will not be deductible for income tax reporting purposes. Subsequent adjustments may be made to the purchase price allocation once the fair values of acquired assets and liabilities, as well as the fair value of contingent consideration, are finalized.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of December 1, 2022 (dollars in thousands):

(Preliminary)	Coding Dojo
Assets:	December 1, 2022
Student receivables, net	$5,344
Prepaid and other assets	408
Property, equipment and ROU assets	552
Intangible assets subject to amortization
Trade name	5,100
Customer relationships	1,260
Developed technology	6,030
Goodwill	59,806
Total assets acquired	$78,500
Liabilities:
Accounts payable and other accrued liabilities	2,069
Deferred revenue	10,324
Deferred tax liability, net	1,221
Total liabilities assumed	$13,614

Net assets acquired	$64,886

The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. Pro forma financial information relating to the Coding Dojo acquisition is not presented because the acquisition is not deemed material to the Company.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance not yet adopted

In June 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For all public business entities, ASU 2022-03 is effective for annual periods and interim periods beginning after December 15, 2024; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$3,005	$-	$(8)	$2,997
Non-governmental debt securities	216,958	53	(2,255)	214,756
Treasury and federal agencies	205,023	43	(1,876)	203,190
Total short-term investments (available for sale)	$424,986	$96	$(4,139)	$420,943

	December 31, 2022
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$3,016	$-	$(22)	$2,994
Non-governmental debt securities	222,575	37	(2,880)	219,732
Treasury and federal agencies	179,068	6	(2,485)	176,589
Total short-term investments (available for sale)	$404,659	$43	$(5,387)	$399,315

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

As of March 31, 2023, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of March 31, 2023 and December 31, 2022. Additionally, money market funds of $33.1 million and $40.1 million included within cash and cash equivalents on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, were measured under Level 1, and commercial paper of $3.0 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of March 31, 2023 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2023, our investment in an equity affiliate equated to 30.7%, or $1.2 million.

During each of the quarters ended March 31, 2023 and 2022, we recorded less than $0.1 million of loss related to our equity affiliate within miscellaneous expense on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded during the quarters ended March 31, 2023 and 2022 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2023	$431
For the quarter ended March 31, 2022	$433

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

As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving credit facility.

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters ended March 31, 2023 and 2022 (dollars in thousands):

	For the Quarter Ended March 31, 2023				For the Quarter Ended March 31, 2022
	CTU (3)	AIUS (4)	Corporate and Other	Total	CTU	AIUS	Corporate and Other	Total
Tuition, net (1)	$117,998	$66,645	$-	$184,643	$106,927	$65,451	$-	$172,378
Technology and miscellaneous fees	5,423	3,253	-	8,676	5,624	3,325	-	8,949
Total tuition and fees, net	123,421	69,898	-	193,319	112,551	68,776	-	181,327
Other revenue (2)	1,071	942	266	2,279	597	756	279	1,632
Total revenue	$124,492	$70,840	$266	$195,598	$113,148	$69,532	$279	$182,959

__________________

(1)
Tuition includes revenue earned for all degree-granting programs as well as revenue earned for non-degree and professional development programs.
(2)
Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(3)
CTU includes revenue related to an acquisition completed on December 1, 2022.
(4)
AIUS includes revenue related to an acquisition completed on July 1, 2022.

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

Contract Assets

For each term, the portion of tuition and fee payments received from students but not yet earned is recorded as deferred revenue and reported as a current liability on our condensed consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount charged for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student by student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our condensed consolidated balance sheets. For certain of our institutions, students are billed as they enroll in courses, including courses related to future periods. Any billings for future periods would meet the definition of a contract asset as we do not have the unconditional right to receive payment as the course has not yet started. Contract assets related to future periods are offset against the respective deferred revenue associated with the future period.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Gross deferred revenue	$65,832	$107,200
Gross contract assets	(21,122)	(35,610)
Deferred revenue, net	$44,710	$71,590

Deferred Revenue

Changes in our deferred revenue balances for the quarters ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2023			For the Quarter Ended March 31, 2022
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, January 1	$67,245	$39,955	$107,200	$64,674	$49,045	$113,719
Revenue earned from prior balances	(54,712)	(29,753)	(84,465)	(53,952)	(36,987)	(90,939)
Billings during period(1)	100,012	53,132	153,144	86,621	48,575	135,196
Revenue earned for new billings during the period	(68,709)	(40,145)	(108,854)	(58,599)	(31,789)	(90,388)
Other adjustments	(1,464)	271	(1,193)	599	(337)	262
Gross deferred revenue, March 31	$42,372	$23,460	$65,832	$39,343	$28,507	$67,850

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

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.4 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer reimbursement, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic session for students who receive employer reimbursements. Students who have not applied for any type of financial aid or students whose financial aid may not fully cover the cost of their tuition and fees generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan. For those balances that are not received during the academic term, the balance is typically due within the current academic year which is approximately 30 weeks in length. Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.5 million and $1.9 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2023	2022
Balance, beginning of period	$43,141	$39,255
Provision for credit losses	10,757	13,715
Amounts written-off	(10,528)	(10,264)
Recoveries	574	951
Balance, end of period	$43,944	$43,657

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended March 31, 2023	For the Quarter Ended March 31, 2022
Lease expenses (1)
Fixed lease expenses - operating	$1,696	$2,767
Variable lease expenses - operating	581	815
Sublease income	(311)	(276)
Total lease expenses	$1,966	$3,306

Other information
Gross operating cash flows for operating leases (2)	$(2,866)	$(4,555)
Operating cash flows from subleases (2)	$292	$274

	As of March 31, 2023	As of March 31, 2022
Weighted average remaining lease term (in months) – operating leases	61	68
Weighted average discount rate – operating leases	4.8%	4.9%

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

Subleases

Historically, for certain of our leased locations we have vacated the facility and have fully or partially subleased the space. As of March 31, 2023, we have one sublease with a remaining term of two months, for which we remain the guarantor under the lease and therefore become the intermediate lessor. We have recognized sublease income of $0.3 million for each of the quarters ended March 31, 2023 and 2022, as an offset to lease expense on our unaudited condensed consolidated statements of income.

9. CONTINGENCIES

An accrual for estimated legal fees of $4.9 million and $1.7 million at March 31, 2023 and December 31, 2022, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

Contingent Consideration for Business Acquisitions

We have an accrual for contingent consideration amounts related to the Coding Dojo acquisition in the aggregate fair value amount of $12.7 million as of March 31, 2023. Pursuant to the acquisition agreement, post-closing contingent consideration payments are expected to be paid in January 2024 and January 2025, based upon the achievement of certain financial metrics, with an aggregate maximum for the two payments of $15.0 million. The determination of the estimated fair value of contingent consideration requires significant estimates and assumptions, and as such, this fair value measurement is categorized as Level 3 per ASC Topic 820. These estimates and assumptions primarily include, but are not limited to, operating cash flow projections, discount rate and volatility rate. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended March 31,
(Dollars in Thousands)	2023	2022
Pretax income	$47,053	$43,834
Provision for income taxes	$12,569	$11,756
Effective rate	26.7%	26.8%

As of December 31, 2022, a valuation allowance of $22.5 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance, equity investment, available for sale short-term investments and state net operating losses. Due to a reduction in the cumulative unrealized holding loss on available for sale short-term investments that is reflected in total other comprehensive income (loss), the deferred tax asset and valuation allowance with respect to this item was reduced from $1.3 million to $1.0 million during the current quarter. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $22.2 million valuation allowance against our non-ODL supported foreign tax credits, equity investment, available for sale short-term investments and state net operating losses as of March 31, 2023.

The effective tax rate for the quarter ended March 31, 2023 was impacted by the tax effect of share-based compensation and the release of previously recorded tax reserves. The net effect of these discrete items decreased the effective tax rate by 0.8%. The effective tax rate for the quarter ended March 31, 2022 was impacted by the tax effect of share-based compensation and the release of previously recorded tax reserves, the net effect of which increased the effective tax rate by 0.5%.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $6.4 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2023 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2023, we had accrued $2.6 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the quarters ended March 31, 2023 and 2022, the Company granted approximately 0.4 million and 0.3 million restricted stock units, respectively, which are not “performance-based” and which have a grant-date fair value of approximately $5.3 million and $2.9 million, respectively.

Additionally, for the quarters ended March 31, 2023 and 2022, the Company granted approximately 0.3 million and 0.4 million restricted stock units, respectively, which are “performance-based” and which have a grant-date fair value of approximately $4.1 million and $4.0 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2023 and 2022 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters ended March 31, 2023 and 2022.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters ended March 31, 2023 and 2022 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended March 31,
Award Type	2023	2022
Stock options	$-	$89
Restricted stock units settled in stock	2,291	2,323
Total share-based compensation expense	$2,291	$2,412

As of March 31, 2023, we estimate that total compensation expense of approximately $21.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the quarter ended March 31, 2023, we repurchased less than 0.1 million shares of our common stock for approximately $0.8 million at an average price of $13.61 per share and during the quarter ended March 31, 2022, we repurchased 0.4 million shares of our common stock for approximately $3.8 million at an average price of $10.56 per share.

As of March 31, 2023, approximately $26.0 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2023 and 2022 were as follows (shares in thousands):

	For the Quarter Ended March 31,
	2023	2022
Basic common shares outstanding	67,235	68,746
Common stock equivalents	1,279	821
Diluted common shares outstanding	68,514	69,567

For the quarters ended March 31, 2023 and 2022, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.1 million and 0.3 million shares for the quarters ended March 31, 2023 and 2022, respectively.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. As of March 31, 2023, our two segments are:

♦ Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2023, students enrolled at CTU represented approximately 62% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

♦ The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2023, students enrolled at AIUS represented approximately 38% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
CTU (1)	$124,492	63.7%	$113,148	61.8%	$43,690	$43,026
AIUS (2)	70,840	36.2%	69,532	38.0%	12,003	9,523
Corporate and Other	266	0.1%	279	0.2%	(12,357)	(8,856)
Total	$195,598	100.0%	$182,959	100.0%	$43,336	$43,693

	Total Assets as of (3)
	March 31, 2023	December 31, 2022
CTU	$254,454	$247,510
AIUS	192,092	185,943
Corporate and Other	516,466	523,915
Total	$963,012	$957,368

(1)
CTU results of operations include the Coding Dojo acquisition commencing on the December 1, 2022 date of acquisition.
(2)
AIUS results of operations include the CalSouthern acquisition commencing on the July 1, 2022 date of acquisition.
(3)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “may,” “should,” ”will,” “continue to,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

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
•
Summary of Critical Accounting Policies and Estimates
•
Liquidity, Financial Position and Capital Resources

OVERVIEW

Our accredited academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. Perdoceo is committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”)Accounting Standards Codification (“ASC”)Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIUS.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2023 Quarterly Reports on Form 10-Q.

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

2023 First Quarter Overview

During the quarter ended March 31, 2023 ("current quarter"), we remained focused on serving and educating our students. We continued to see improvements in student retention at both CTU and AIUS. This improvement, in part, has been supported by various prospective student enrollment and student outreach changes implemented in the last two years that focus on enrolling learners who we believe will be more successful at one of our academic institutions.

Total student enrollments increased 0.8% at March 31, 2023 as compared to March 31, 2022, primarily driven by an increase at AIUS of 2.1% while total student enrollments remained flat at CTU. Excluding the comparability impact due to the academic calendar, we believe total student enrollments would have been higher at CTU and lower at AIUS as compared to the prior year quarter end.

During the current quarter we continued to experience growth in our corporate partnership programs, as our teams continue to support corporations around the country in educating and training their employees. The benefits and success of these programs, particularly at CTU, is something we are working to replicate and extend to our recent acquisitions and we will continue to invest in these programs, including technology upgrades aimed to further streamline the overall operating processes related to these partnership programs. In general, these partnerships take time to develop, and students are awarded higher tuition grants from the university to offset their tuition costs, resulting in lower revenue per student in any given period. However, we believe students participating in these programs typically experience higher retention over the course of their program, have better academic outcomes, graduate with no debt and ultimately may lead to a higher life-time value per student.

We believe investments in technology positively impact student experiences and academic outcomes and we remain committed to investing in and upgrading technology to further enhance academic experiences for our students. Over the past two years we have committed various investments in this area and we will continue to execute against those commitments into 2023.

During the current quarter we continued to experience improvements in student retention, in part, due to student loan relief initiatives implemented by the current administration. Additionally, we expect full year revenue to be modestly higher as compared to 2022, resulting from recent acquisitions, the academic calendar redesign at CTU and underlying organic improvements in student retention and engagement. However, total student enrollments at the end of 2023 are expected to be lower as compared to year end 2022, primarily due to the academic calendar redesign at CTU as well as operational changes at AIUS.

Financial Highlights

Revenue for the quarter ended March 31, 2023 increased by 6.9% or $12.6 million as compared to the prior year quarter, resulting from an increase in revenue at both CTU and AIUS. The increase in revenue for the current quarter was driven by the acquisitions completed in 2022 that were not part of the comparative prior year quarter. Excluding these acquisitions, revenue would have been relatively flat as compared to the prior year quarter.

Operating income for the current quarter decreased by 0.8% to $43.3 million as compared to operating income of $43.7 million in the prior year quarter. The decrease in operating income for the current quarter was primarily due to increased legal fees, including legal fees associated with the responses to the Department of Education relating to loan forgiveness applications by former students.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $53.1 million for the current quarter as compared to $50.9 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters ended March 31, 2023 and 2022 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended March 31,
Adjusted Operating Income	2023	2022

Operating income	$43,336	$43,693
Depreciation and amortization (1)	5,155	4,882
Legal fee expense related to certain matters (2)	4,619	2,347
Adjusted Operating Income	$53,110	$50,922

	For the Quarter Ended March 31,
Adjusted Earnings Per Diluted Share	2023	2022

Reported Earnings Per Diluted Share	$0.50	$0.46
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.04	0.02
Legal fee expense related to certain matters (2)	0.07	0.03
Total pre-tax adjustments	$0.11	$0.05
Tax effect of adjustments (3)	(0.03)	(0.01)
Total adjustments after tax	0.08	0.04
Adjusted Earnings Per Diluted Share	$0.58	$0.50

(1)
Amortization relates to definite-lived intangible assets associated with acquisitions.

(2)
Legal fee expense associated with (i) responses to the Department of Education (the "Department") relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts.
(3)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2023 and 2022 (dollars in thousands):

	For the Quarter Ended March 31,
	2023	% of Total Revenue	2022	% of Total Revenue	2023 vs 2022 % Change
TOTAL REVENUE	$195,598		$182,959		6.9%
OPERATING EXPENSES
Educational services and facilities (1)	33,851	17.3%	28,088	15.4%	20.5%
General and administrative: (2)
Advertising and marketing	31,295	16.0%	32,798	17.9%	-4.6%
Admissions	25,988	13.3%	22,744	12.4%	14.3%
Administrative	44,646	22.8%	37,039	20.2%	20.5%
Bad debt	10,757	5.5%	13,715	7.5%	-21.6%
Total general and administrative expense	112,686	57.6%	106,296	58.1%	6.0%
Depreciation and amortization	5,155	2.6%	4,882	2.7%	5.6%
Asset impairment	570	0.3%	-	0.0%	NM
OPERATING INCOME	43,336	22.2%	43,693	23.9%	-0.8%

PRETAX INCOME	47,053	24.1%	43,834	24.0%	7.3%
PROVISION FOR INCOME TAXES	12,569	6.4%	11,756	6.4%	6.9%
Effective tax rate	26.7%		26.8%

NET INCOME	$34,484	17.6%	$32,078	17.5%	7.5%

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

Revenue

Revenue for the first quarter of 2023 ("current quarter") increased 6.9% or $12.6 million as compared to the prior year quarter supported by a 0.8% increase in total student enrollments. The increase in revenue for the current quarter was driven by the acquisitions completed in 2022 that were not part of the comparative prior year quarter.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2023	2022	2023 vs 2022 % Change
Educational services and facilities:
Academics & student related	$31,123	$23,694	31.4%
Occupancy	2,728	4,394	-37.9%
Total educational services and facilities	$33,851	$28,088	20.5%

The educational services and facilities expense for the current quarter increased by 20.5% or $5.8 million as compared to the prior year quarter. Academics and student related costs increased by 31.4% or $7.4 million for the current quarter as compared to the prior year quarter, primarily driven by a full quarter of expense associated with the 2022 acquisitions as compared to no expense in the prior year quarter. Occupancy expenses for the current quarter improved by 37.9% or $1.7 million as compared to the prior year quarter driven by decreases associated with exited leased facilities.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2023	2022	2023 vs 2022 % Change
General and administrative:
Advertising and marketing	$31,295	$32,798	-4.6%
Admissions	25,988	22,744	14.3%
Administrative	44,646	37,039	20.5%
Bad debt	10,757	13,715	-21.6%
Total general and administrative expense	$112,686	$106,296	6.0%

The general and administrative expense for the current quarter increased by 6.0% or $6.4 million as compared to the prior year quarter, driven by increased administrative and admissions expenses. Partially offsetting the current quarter increases in administrative and admissions expenses were decreased advertising and marketing and bad debt expenses as compared to the prior year quarter.

The administrative expense increased by 20.5% or $7.6 million for the current quarter as compared to the prior year quarter, primarily driven by a full quarter of expense associated with the 2022 acquisitions as compared to no expense in the prior year quarter along with increased legal fees within Corporate and Other. Admissions expense for the current quarter increased by 14.3% or $3.2 million as compared to the prior year quarter, primarily as a result of supporting the increase in total student enrollments along with an increase due to the 2022 acquisitions, as mentioned above.

Advertising and marketing expense for the current quarter decreased by 4.6% or $1.5 million as compared to the prior year quarter, as a result of adjustments to our marketing processes related to identifying prospective student interest within both CTU and AIUS.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2023	% of Segment Revenue	2022	% of Segment Revenue	2023 vs 2022 % Change
Bad debt expense:
CTU	$7,125	5.7%	$7,185	6.4%	-0.8%
AIUS	3,635	5.1%	6,551	9.4%	-44.5%
Corporate and Other	(3)	NM	(21)	NM	NM
Total bad debt expense	$10,757	5.5%	$13,715	7.5%	-21.6%

Bad debt expense decreased by 21.6% or $3.0 million for the current quarter as compared to the prior year quarter, primarily as a result of improvement within AIUS. AIUS' bad debt expense decreased by 44.5% or $2.9 million for the current quarter as compared to the prior year quarter. CTU's bad debt expense remained relatively flat for the current quarter as compared to the prior year quarter. Bad debt as a percentage of revenue improved by 2.0% for the current quarter as compared to the prior year quarter.

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

Operating Income

Operating income decreased slightly by 0.8% or $0.4 million for the current quarter as compared to the prior year quarter as the increase in revenue driven by the prior year acquisitions was more than offset with increased expenses, primarily associated with legal fees and acquisitions.

Provision for Income Taxes

For the quarter ended March 31, 2023, we recorded a provision for income taxes of $12.6 million or 26.7% as compared to a provision for income taxes of $11.8 million or 26.8% for the prior year quarter. The effective tax rate for the quarter ended March 31, 2023 was impacted by the tax effect of share-based compensation and the release of previously recorded tax reserves, the net effect of which decreased the effective tax rate by 0.8%. The effective tax rate for the quarter ended March 31, 2022 was impacted by the tax effect of share-based compensation and the release of previously recorded tax reserves, the net effect of which increased the effective tax rate by 0.5%. For the full year 2023, we expect our effective tax rate to be between 26.0% and 27.0%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2023	2022	% Change	2023	2022	% Change	2023	2022
REVENUE:
CTU (1)	$124,492	$113,148	10.0%	$43,690	$43,026	1.5%	35.1%	38.0%
AIUS (2)	70,840	69,532	1.9%	12,003	9,523	26.0%	16.9%	13.7%
Corporate and other	266	279	-4.7%	(12,357)	(8,856)	39.5%	NM	NM
Total	$195,598	$182,959	6.9%	$43,336	$43,693	-0.8%	22.2%	23.9%

_________________

(1)
CTU’s results of operations include the Coding Dojo acquisition commencing on the December 1, 2022 date of acquisition.
(2)
AIUS’ results of operations include the CalSouthern acquisition commencing on the July 1, 2022 date of acquisition.

	TOTAL STUDENT ENROLLMENTS
	As of March 31,
	2023	2022	% Change
CTU	23,500	23,500	0.0%
AIUS	14,400	14,100	2.1%
Total	37,900	37,600	0.8%

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

CTU. Current quarter revenue increased by 10.0% or $11.3 million as compared to the prior year quarter primarily driven by the 2022 acquisition which was not part of the comparative prior year period as well as underlying organic growth. Total student enrollments remained relatively flat as compared to the prior year quarter. Excluding the timing impact of the academic calendar, we believe total student enrollments would have increased as compared to the prior year quarter end.

Current quarter operating income for CTU increased by 1.5% or $0.7 million as compared to the prior year quarter driven by the increase in revenue discussed above as well as decreased occupancy expense, which were partially offset with increased academics, administration and admissions expenses for the current quarter as compared to the prior year quarter.

AIUS. Current quarter revenue increased by 1.9% or $1.3 million primarily driven by the 2022 acquisition which was not part of the comparative prior year period. Total student enrollment grew by 2.1% as of the end of the quarter as compared to the prior year quarter end. The increase in total student enrollments was positively impacted by the timing of the academic calendar during the current quarter as compared to the prior year quarter.

Current quarter operating income for AIUS increased by 26.0% or $2.5 million as compared to the prior year quarter driven by the increase in revenue discussed above. The current quarter improvement also benefitted from lower bad debt and marketing expenses.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter increased by 39.5% or $3.5 million as compared to the prior year quarter, primarily as a result of increased legal fee expense, including legal fees associated with the borrower defense to repayment applications from former students.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2023, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $520.3 million. Restricted cash as of March 31, 2023 was $9.5 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the sellers pursuant to recent acquisitions. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2023. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and acquisitions through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Share repurchases will remain a part of our capital allocation strategy. Since the March 1, 2022 inception date, the Company repurchased approximately 2.2 million shares for $23.9 million, of which approximately 0.1 million shares were repurchased for $0.8 million during the quarter ended March 31, 2023.

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

The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement. As of March 31, 2023, there were no amounts outstanding under the revolving credit facility.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2023 and 2022, net cash flows provided by operating activities totaled $4.6 million and $22.2 million, respectively. The current quarter decrease in net cash flows provided by operating activities was driven by timing of certain working capital payments versus the prior year quarter.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments.

For further discussion of Title IV Program funding and other funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2023 and 2022, net cash flows used in investing activities totaled $21.4 million and $146.9 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $19.4 million and $135.2 million for the quarters ended March 31, 2023 and 2022, respectively.

Capital Expenditures. Capital expenditures decreased to $1.9 million for the quarter ended March 31, 2023 as compared to $4.7 million for the quarter ended March 31, 2022. Capital expenditures represented approximately 1.0% and 2.6% of total revenue for the quarters ended March 31, 2023 and 2022, respectively. For the full year 2023, we expect capital expenditures to be between 1% to 2% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2023 and 2022, net cash flows used in financing activities totaled $2.8 million and $8.8 million, respectively. Payments to repurchase shares of our common stock were $0.8 million for the quarter ended March 31, 2023 and $3.8 million for the quarter ended March 31, 2022. The prior year quarter included a $4.0 million payment to release the escrow associated with the Trident acquisition.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.2 million and $1.6 million for the quarters ended March 31, 2023 and 2022, respectively.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2022 to March 31, 2023 were as follows (dollars in thousands):

	March 31,	December 31,
	2023	2022	% Change
ASSETS
CURRENT ASSETS:
Prepaid expenses	11,383	8,411	35%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payroll and related benefits	22,448	40,306	-44%
Income taxes	20,079	7,814	157%
Deferred revenue	44,710	71,590	-38%

Prepaid expenses: The increase is driven by timing of prepayments for annual invoices, which are typically paid in the first quarter of the year and amortized by the end of a year.

Payroll and related benefits: The decrease is driven by annual incentive compensation payments made during the current quarter.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2023.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2023, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of March 31, 2023, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of March 31, 2023 and December 31, 2022. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 23, 2022.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2022				$26,840,200
January 1, 2023—January 31, 2023	-	$-	-	26,840,200
February 1, 2023—February 28, 2023	-	-	-	26,840,200
March 1, 2023—March 31, 2023	225,154	13.43	59,920	26,023,778
Total	225,154		59,920

(1)
Includes 165,234 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program of up to $50.0 million which commenced on March 1, 2022 and expires on September 30, 2023.

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	2023 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K/A filed on March 13, 2023

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: May 4, 2023	By:	/s/ ANDREW H. HURST
Andrew H. Hurst President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)