Form 10-Q
period 2023-06-30
PERDOCEO EDUCATION Corp
filed 2023-08-03
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 31, 2023: 65,609,555

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2023	2022
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$140,533	$109,408
Restricted cash	9,476	9,476
Total cash, cash equivalents and restricted cash	150,009	118,884
Short-term investments	428,104	399,315
Total cash and cash equivalents, restricted cash and short-term investments	578,113	518,199
Student receivables, gross	81,484	81,197
Allowance for credit losses	(39,162)	(38,646)
Student receivables, net	42,322	42,551
Receivables, other	6,896	3,457
Prepaid expenses	12,524	8,411
Inventories	2,875	1,904
Other current assets	664	597
Total current assets	643,394	575,119

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $59,219 and $54,238 as of June 30, 2023 and December 31, 2022, respectively	24,257	26,038
Right of use asset, net	23,105	26,156
Goodwill	244,114	243,540
Intangible assets, net of amortization of $20,456 and $15,981 as of June 30, 2023 and December 31, 2022, respectively	49,089	53,564
Student receivables, gross	5,077	6,345
Allowance for credit losses	(3,893)	(4,495)
Student receivables, net	1,184	1,850
Deferred income tax assets, net	21,638	24,613
Other assets	6,889	6,488
TOTAL ASSETS	$1,013,670	$957,368
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,695	$6,555
Accounts payable	15,361	13,518
Accrued expenses:
Payroll and related benefits	27,291	40,306
Advertising and marketing costs	6,385	8,977
Income taxes	16,041	7,814
Other	23,008	14,621
Deferred revenue	66,914	71,590
Total current liabilities	160,695	163,381

NON-CURRENT LIABILITIES:
Lease liability-operating	24,357	27,286
Other liabilities	36,186	40,856
Total non-current liabilities	60,543	68,142

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 90,016,490 and 89,396,192 shares issued, 65,609,555 and 67,175,485 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	900	894
Additional paid-in capital	688,805	684,183
Accumulated other comprehensive loss	(5,621)	(5,447)
Retained earnings	436,996	347,839
Treasury stock, at cost; 24,406,935 and 22,220,707 shares as of June 30, 2023 and December 31, 2022, respectively	(328,648)	(301,624)
Total stockholders' equity	792,432	725,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,013,670	$957,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands, Except Per Share Amounts)	2023	2022	2023	2022
REVENUE:
Tuition and fees, net	$184,520	$165,896	$377,839	$347,223
Other	2,044	1,788	4,323	3,420
Total revenue	186,564	167,684	382,162	350,643

OPERATING EXPENSES:
Educational services and facilities	32,748	27,269	66,599	55,357
General and administrative	100,588	101,332	213,274	207,628
Depreciation and amortization	4,369	4,909	9,524	9,791
Asset impairment	765	228	1,335	228
Total operating expenses	138,470	133,738	290,732	273,004
Operating income	48,094	33,946	91,430	77,639

OTHER INCOME:
Interest income	4,531	1,094	8,349	1,427
Interest expense	(96)	(99)	(191)	(202)
Miscellaneous income (expense)	22,074	(226)	22,068	(315)
Total other income	26,509	769	30,226	910

PRETAX INCOME	74,603	34,715	121,656	78,549
Provision for income taxes	19,930	8,948	32,499	20,704
NET INCOME	54,673	25,767	89,157	57,845

NET INCOME PER SHARE - BASIC:	$0.81	$0.38	$1.32	$0.84

NET INCOME PER SHARE - DILUTED:	$0.80	$0.37	$1.30	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,421	68,341	67,328	68,542
Diluted	68,533	69,182	68,512	69,376

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands)	2023	2022	2023	2022
NET INCOME	$54,673	$25,767	$89,157	$57,845
OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(3)	(164)	23	(245)
Unrealized loss on investments	(1,497)	(1,469)	(197)	(2,833)
Total other comprehensive loss	(1,500)	(1,633)	(174)	(3,078)
COMPREHENSIVE INCOME	$53,173	$24,134	$88,983	$54,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, April 1, 2023	89,924	$899	(22,446)	$(304,648)	$686,719	$(4,121)	$382,323	$761,172
Net income	-	-	-	-	-	-	54,673	54,673
Foreign currency translation	-	-	-	-	-	(3)	-	(3)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,497)	-	(1,497)
Treasury stock purchased	-	-	(161)	(1,914)	-	-	-	(1,914)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense	-	-	-	-	2,021	-	-	2,021
Common stock issued	92	1	-	-	65	-	-	66
BALANCE, June 30, 2023	90,016	$900	(24,407)	$(328,648)	$688,805	$(5,621)	$436,996	$792,432

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, April 1, 2022	89,264	$893	(20,485)	$(282,333)	$677,311	$(1,541)	$284,050	$678,380
Net income	-	-	-	-	-	-	25,767	25,767
Foreign currency translation	-	-	-	-	-	(164)	-	(164)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,469)	-	(1,469)
Treasury stock purchased	-	-	(1,117)	(11,842)	-	-	-	(11,842)
Share-based compensation expense	-	-	-	-	1,900	-	-	1,900
Common stock issued	95	1	-	(2)	189	-	-	188
BALANCE, June 30, 2022	89,359	$894	(21,602)	$(294,177)	$679,400	$(3,174)	$309,817	$692,760

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2023	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	89,157	89,157
Foreign currency translation	-	-	-	-	-	23	-	23
Unrealized loss on investments, net of tax	-	-	-	-	-	(197)	-	(197)
Treasury stock purchased	-	-	(221)	(2,729)	-	-	-	(2,729)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense	-	-	-	-	4,315	-	-	4,315
Common stock issued	620	6	(165)	(2,209)	307	-	-	(1,896)
BALANCE, June 30, 2023	90,016	$900	(24,407)	$(328,648)	$688,805	$(5,621)	$436,996	$792,432

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2022	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	57,845	57,845
Foreign currency translation	-	-	-	-	-	(245)	-	(245)
Unrealized loss on investments, net of tax	-	-	-	-	-	(2,833)	-	(2,833)
Treasury stock purchased	-	-	(1,480)	(15,670)	-	-	-	(15,670)
Share-based compensation expense	-	-	-	-	4,316	-	-	4,316
Common stock issued	635	7	(146)	(1,612)	842	-	-	(763)
BALANCE, June 30, 2022	89,359	$894	(21,602)	$(294,177)	$679,400	$(3,174)	$309,817	$692,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended June 30,
(In Thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,157	$57,845
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	1,335	228
Gain on sale of asset	(22,086)	-
Depreciation and amortization expense	9,524	9,791
Bad debt expense	18,927	24,379
Compensation expense related to share-based awards	4,315	4,316
Deferred income taxes	2,975	(557)
Changes in operating assets and liabilities	(37,927)	(41,223)
Net cash provided by operating activities	66,220	54,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(159,183)	(330,797)
Sales of available-for-sale investments	132,325	134,964
Purchases of property and equipment	(3,612)	(6,765)
Business acquisition	-	(7,000)
Net cash used in investing activities	(30,470)	(209,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	313	849
Purchase of treasury stock	(2,729)	(15,670)
Payments of employee tax associated with stock compensation	(2,209)	(1,612)
Release of cash held in escrow	-	(3,986)
Net cash used in financing activities	(4,625)	(20,419)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	31,125	(175,238)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	118,884	325,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$150,009	$149,940

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

Founded in 2013, Coding Dojo offers computer programming and general technology upskilling and reskilling development opportunities supported by its quality technology platform and in-demand courses including software development, data science and cybersecurity. Coding Dojo is reported within the CTU segment. The preliminary purchase price of $62.7 million includes an initial $52.8 million cash payment funded with cash from operations as well as an estimate of the initial fair value of contingent consideration of $12.7 million and estimated post-closing working capital adjustments. Pursuant to the purchase agreement, a portion of the post-closing contingent consideration payment will be made in early 2024, with the remainder to be paid in early 2025 up to total maximum payments of $15.0 million, with the final payment amounts to be based upon achievement of certain financial metrics. Additionally, pursuant to the terms of the acquisition agreement, $7.5 million of the initial cash payment was set aside in escrow accounts to secure indemnification obligations of the seller after closing and fund any post-closing working capital adjustments and is reflected as restricted cash on our unaudited condensed consolidated balance sheets.

The preliminary purchase price of $62.7 million was allocated to estimated fair values of acquired tangible and identifiable intangible assets of $79.1 million and assumed liabilities of $16.3 million as of December 1, 2022. Intangible assets acquired include customer relationships with an estimated fair value of approximately $1.3 million and an estimated useful life of 1 year, a trade name with an estimated fair value of approximately $5.1 million and an estimated useful life of 10 years and developed technology with an estimated fair value of $6.0 million and an estimated useful life of 5 years. Based on our preliminary purchase price allocation, we have recorded goodwill of $60.0 million. Goodwill reflects the revenue growth opportunities following the acquisition. Substantially all of this goodwill balance will not be deductible for income tax reporting purposes. Subsequent adjustments may be made to the purchase price allocation once the fair values of acquired assets and liabilities, as well as the fair value of contingent consideration, are finalized.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of December 1, 2022 (dollars in thousands):

(Preliminary)	Coding Dojo
Assets:	December 1, 2022
Student receivables, net	$5,171
Prepaid and other assets	408
Property, equipment and ROU assets	1,121
Intangible assets subject to amortization
Trade name	5,100
Customer relationships	1,260
Developed technology	6,030
Goodwill	59,979
Total assets acquired	$79,069
Liabilities:
Accounts payable and other accrued liabilities	2,664
Deferred revenue	12,451
Deferred tax liability, net	1,221
Total liabilities assumed	$16,336

Net assets acquired	$62,733

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$217,884	$-	$(2,751)	$215,133
Treasury and federal agencies	215,761	-	(2,790)	212,971
Total short-term investments (available for sale)	$433,645	$-	$(5,541)	$428,104

	December 31, 2022
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$3,016	$-	$(22)	$2,994
Non-governmental debt securities	222,575	37	(2,880)	219,732
Treasury and federal agencies	179,068	6	(2,485)	176,589
Total short-term investments (available for sale)	$404,659	$43	$(5,387)	$399,315

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

As of June 30, 2023, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of June 30, 2023 and December 31, 2022. Additionally, money market funds of $31.8 million and $40.1 million included within cash and cash equivalents on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, were measured under Level 1. Federal agency debt securities of $7.0 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of June 30, 2023 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of June 30, 2023, our investment in an equity affiliate equated to 30.7%, or $1.2 million.

During the quarters ended June 30, 2023 and 2022, we recorded less than $0.1 million of loss and approximately $0.2 million of loss, respectively, and during the years to date ended June 30, 2023 and 2022, we recorded less than $0.1 million of loss and $0.3 million of loss, respectively, related to our equity affiliate within miscellaneous income (expense) on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded during the quarters and years to date ended June 30, 2023 and 2022 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2023	$414
For the quarter ended June 30, 2022	$394
For the year to date ended June 30, 2023	$845
For the year to date ended June 30, 2022	$827

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

As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving credit facility.

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended June 30, 2023 and 2022 (dollars in thousands):

	For the Quarter Ended June 30, 2023				For the Quarter Ended June 30, 2022
	CTU (3)	AIUS (4)	Corporate and Other	Total	CTU	AIUS	Corporate and Other	Total
Tuition, net (1)	$112,864	$63,136	$-	$176,000	$94,828	$63,083	$-	$157,911
Technology and miscellaneous fees	5,420	3,100	-	8,520	4,921	3,064	-	7,985
Total tuition and fees, net	118,284	66,236	-	184,520	99,749	66,147	-	165,896
Other revenue (2)	1,008	826	210	2,044	712	773	303	1,788
Total revenue	$119,292	$67,062	$210	$186,564	$100,461	$66,920	$303	$167,684

	For the Year to Date Ended June 30, 2023				For the Year to Date Ended June 30, 2022
	CTU (3)	AIUS (4)	Corporate and Other	Total	CTU	AIUS	Corporate and Other	Total
Tuition, net (1)	$230,862	$129,781	$-	$360,643	$201,755	$128,534	$-	$330,289
Technology and miscellaneous fees	10,843	6,353	-	17,196	10,545	6,389	-	16,934
Total tuition and fees, net	241,705	136,134	-	377,839	212,300	134,923	-	347,223
Other revenue (2)	2,079	1,768	476	4,323	1,309	1,529	582	3,420
Total revenue	$243,784	$137,902	$476	$382,162	$213,609	$136,452	$582	$350,643

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

The amount of deferred revenue balances which are being offset with contract assets balances as of June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Gross deferred revenue	$104,703	$107,200
Gross contract assets	(37,789)	(35,610)
Deferred revenue, net	$66,914	$71,590

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2023			For the Quarter Ended June 30, 2022
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, April 1	$42,372	$23,460	$65,832	$39,343	$28,507	$67,850
Revenue earned from prior balances	(32,859)	(19,609)	(52,468)	(33,358)	(23,850)	(57,208)
Billings during period(1)	148,118	74,318	222,436	88,990	76,034	165,024
Revenue earned for new billings during the period	(85,425)	(46,627)	(132,052)	(66,391)	(42,297)	(108,688)
Other adjustments	496	459	955	273	234	507
Gross deferred revenue, June 30	$72,702	$32,001	$104,703	$28,857	$38,628	$67,485

	For the Year to Date Ended June 30, 2023			For the Year to Date Ended June 30, 2022
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, January 1	$67,245	$39,955	$107,200	$64,674	$49,045	$113,719
Revenue earned from prior balances	(58,404)	(32,495)	(90,899)	(55,433)	(38,066)	(93,499)
Billings during period(1)	248,130	127,450	375,580	175,611	124,609	300,220
Revenue earned for new billings during the period	(183,301)	(103,639)	(286,940)	(156,867)	(96,857)	(253,724)
Other adjustments	(968)	730	(238)	872	(103)	769
Gross deferred revenue, June 30	$72,702	$32,001	$104,703	$28,857	$38,628	$67,485

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

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence for each in the amount of $2.5 million as of June 30, 2023 and December 31, 2022. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.2 million and $1.9 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$43,944	$43,657	$43,141	$39,255
Provision for credit losses	8,170	10,664	18,927	24,379
Amounts written-off	(9,608)	(11,258)	(20,136)	(21,522)
Recoveries	549	723	1,123	1,674
Balance, end of period	$43,055	$43,786	$43,055	$43,786

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended June 30, 2023	For the Year to Date Ended June 30, 2023
Lease expenses (1)
Fixed lease expenses - operating	$1,638	$3,334
Variable lease expenses - operating	380	961
Sublease income (2)	(189)	(500)
Total lease expenses	$1,829	$3,795

Other information
Gross operating cash flows for operating leases (3)	$(2,717)	$(5,583)
Operating cash flows from subleases (3)	$196	$488

	For the Quarter Ended June 30, 2022	For the Year to Date Ended June 30, 2022
Lease expenses (1)
Fixed lease expenses - operating	$2,695	$5,462
Variable lease expenses - operating	1,079	1,894
Sublease income (2)	(269)	(545)
Total lease expenses	$3,505	$6,811

Other information
Gross operating cash flows for operating leases (3)	$(4,263)	$(8,818)
Operating cash flows from subleases (3)	$279	$553

	As of June 30, 2023	As of June 30, 2022
Weighted average remaining lease term (in months) – operating leases	60	67
Weighted average discount rate – operating leases	4.8%	4.8%

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
(2)
Historically, for certain of our leased locations we have vacated the facility and have fully or partially subleased the space. As of June 30, 2023, we no longer have any subleased locations.
(3)
Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

9. OTHER INTANGIBLE ASSETS

On June 30, 2023, the Company entered into a non-cash asset purchase agreement with Le Cordon Bleu International B.V. ("LCBI"), a company incorporated in The Netherlands, to sell Perdoceo's outright rights to the Le Cordon Bleu ("LCB") brand, trade names and rights for North America in exchange for 1.8 million outstanding shares of Perdoceo's stock. The fair value of the 1.8 million shares received was $22.1 million, resulting in a non-cash gain on sale of asset of $22.1 million recorded within other miscellaneous income (expense) on our unaudited condensed consolidated statements of income with the offset being recorded as an addition to treasury stock on our condensed consolidated balance sheet.

10. CONTINGENCIES

An accrual for estimated legal fees of $3.2 million and $1.7 million at June 30, 2023 and December 31, 2022, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

United States of America, ex rel. Fiorisce LLC v. Perdoceo Education Corporation, Colorado Technical University, Inc. and American InterContinental University, Inc. On July 19, 2023, we became aware of an amended complaint filed in the U.S. District Court for the District of Colorado on May 19, 2023. The original complaint was filed under seal on February 25, 2021 by a former employee of Colorado Technical University through a limited liability company, on behalf of herself, any other interested parties affiliated with the LLC and the federal government. On July 18, 2023, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice (DOJ) had declined to intervene in the action earlier this year on February 3, 2023. The company had previously received a Civil Investigative Demand on April 8, 2022 from the DOJ and had been cooperating with the DOJ in its review. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If she is successful, she would receive a portion of the federal government’s recovery. The amended complaint alleges violations of the False Claims Act related to the company’s compliance with federal financial aid credit hour requirements in connection with its use of its learning management system. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees.

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

Contingent Consideration for Business Acquisitions

We have an accrual for contingent consideration amounts related to the Coding Dojo acquisition in the aggregate fair value amount of $13.7 million as of June 30, 2023, of which $1.0 million was recorded during the current quarter within operating expense on our unaudited condensed consolidated statements of income as a result of an adjustment to the fair value of the liability during the current quarter. Pursuant to the acquisition agreement, post-closing contingent consideration payments are expected to be paid in January 2024 and January 2025, based upon the achievement of certain financial metrics, with an aggregate maximum for the two payments of $15.0 million. The determination of the estimated fair value of contingent consideration requires significant estimates and assumptions, and as such, this fair value measurement is categorized as Level 3 per ASC Topic 820. These estimates and assumptions primarily include, but are not limited to, operating cash flow projections, discount rate and volatility rate. Due to the inherent uncertainty involved in deriving those estimates, actual results could differ from those estimates.

11. INCOME TAXES

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
Pretax income	$74,603	$34,715	$121,656	$78,549
Provision for income taxes	$19,930	$8,948	$32,499	$20,704
Effective rate	26.7%	25.8%	26.7%	26.4%

As of March 31, 2023, a valuation allowance of $22.5 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance, equity investment, available for sale short-term investments and state net operating losses. Due to an increase in the cumulative unrealized holding loss on available for sale short-term investments that is reflected in total other comprehensive loss, the deferred tax asset and valuation allowance with respect to this item was increased from $1.0 million to $1.3 million during the current quarter. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $22.2 million valuation allowance against our non-ODL supported foreign tax credits, equity investment, available for sale short-term investments and state net operating losses as of June 30, 2023.

The effective tax rate for the quarter and year to date ended June 30, 2023 was impacted by a $5.3 million unfavorable discrete adjustment related to the $22.1 million gain on the sale of the LCB trademark, which was taxed at 24.1%. The effective tax rate for the quarter and year to date ended June 30, 2023 also includes the tax effect of stock-based compensation and the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.7%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2022 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The net effect of these discrete items decreased the effective tax rate for the prior year quarter and year to date by 1.2% and 0.3%, respectively.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $7.0 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2023 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2023, we had accrued $2.9 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service has completed its examination of our U.S. income tax returns through our tax year ended December 31, 2014.

12. SHARE-BASED COMPENSATION

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

Restricted Stock Units

For the quarters ended June 30, 2023 and 2022, the Company granted less than 0.1 million restricted stock units in each period which are not “performance-based” and which have a grant-date fair value of approximately $0.7 million and $0.8 million, respectively. For the years to date ended June 30, 2023 and 2022, the Company granted approximately 0.4 million restricted stock units in each period which are not "performance-based" and which have a grant-date fair value of approximately $5.9 million and $3.7 million, respectively.

For the years to date ended June 30, 2023 and 2022, the Company granted approximately 0.3 million and 0.4 million restricted stock units, respectively, which are “performance-based” and which have a grant-date fair value of approximately $4.1 million and $4.0 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2023 and 2022 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters or years to date ended June 30, 2023 and 2022.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters and years to date ended June 30, 2023 and 2022 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Award Type	2023	2022	2023	2022
Stock options	$-	$-	$-	$89
Restricted stock units settled in stock	2,017	1,897	4,308	4,220
Total share-based compensation expense	$2,017	$1,897	$4,308	$4,309

As of June 30, 2023, we estimate that total compensation expense of approximately $19.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

13. STOCK REPURCHASE PROGRAM

On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. On July 27, 2023, the Board of Directors of the Company extended the expiration date of the program to September 30, 2024. The other terms of this stock repurchase program are consistent with the Company’s previous stock repurchase program which expired February 28, 2022.

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

During the quarters ended June 30, 2023 and 2022, we repurchased approximately 0.2 million shares and 1.1 million shares of our common stock, respectively, for approximately $1.9 million at an average price of $11.88 per share during the quarter ended June 30, 2023 and $11.8 million at an average price of $10.60 per share during the quarter ended June 30, 2022. During the years to date ended June 30, 2023 and 2022, we repurchased approximately 0.2 million shares and 1.5 million shares of our common stock, respectively, for approximately $2.7 million at an average price of $12.35 during the year to date ended June 30, 2023 and for approximately $15.7 million at an average price of $10.59 during the year to date ended June 30, 2022.

As of June 30, 2023, approximately $24.1 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

14. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2023 and 2022 were as follows (shares in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2023	2022	2023	2022
Basic common shares outstanding	67,421	68,341	67,328	68,542
Common stock equivalents	1,112	841	1,184	834
Diluted common shares outstanding	68,533	69,182	68,512	69,376

For the quarters and years to date ended June 30, 2023 and 2022, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.3 million shares for each of the quarters and years to date ended June 30, 2023 and 2022.

15. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. As of June 30, 2023, our two segments are:

♦ Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2023, students enrolled at CTU represented approximately 68% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

♦ The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2023, students enrolled at AIUS represented approximately 32% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
CTU (1)	$119,292	64.0%	$100,461	59.9%	$40,451	$33,008
AIUS (2)	67,062	35.9%	66,920	39.9%	17,078	10,733
Corporate and Other	210	0.1%	303	0.2%	(9,435)	(9,795)
Total	$186,564	100.0%	$167,684	100.0%	$48,094	$33,946

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
CTU (1)	$243,784	63.8%	$213,609	60.9%	$84,141	$76,034
AIUS (2)	137,902	36.1%	136,452	38.9%	29,081	20,256
Corporate and Other	476	0.1%	582	0.2%	(21,792)	(18,651)
Total	$382,162	100.0%	$350,643	100.0%	$91,430	$77,639

	Total Assets as of (3)
	June 30, 2023	December 31, 2022
CTU	$263,381	$247,510
AIUS	189,398	185,943
Corporate and Other	560,891	523,915
Total	$1,013,670	$957,368

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

16. SUBSEQUENT EVENTS

In August 2023, the Board of Directors of the Company adopted a dividend policy. Pursuant to this policy, the Board of Directors of the Company intends to pay quarterly dividends, commencing in respect of (and following) the Company’s quarter ended June 30, 2023. On August 3, 2023, the Board of Directors of the Company declared the first quarterly dividend under the dividend policy of $0.11 per share, which will become payable on September 15, 2023 for holders of record as of September 1, 2023. Any decision to pay future cash dividends will, however, be made solely by the Board of Directors of the Company and depend on the Company’s available retained earnings, financial condition and other relevant factors.

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
•
increased competition;
•
our ability to pay dividends on our common stock and execute our stock repurchase program;
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

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across two reporting segments: CTU and AIUS.

Regulatory Environment and Political Uncertainty

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, the Department, states, accrediting agencies, the Consumer Financial Protection Bureau, the Federal Trade Commission, state attorneys general and the media have all scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Department, the Department of Defense and the Department of Veterans Affairs and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. In addition, targeted loan relief to student borrowers is a stated priority for the Department, and consumer advocacy groups and others are focusing their lobbying and other efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students.

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

2023 Second Quarter Overview

During the quarter ended June 30, 2023 ("current quarter"), we experienced continued improvement in student retention and engagement at both of our academic institutions supported by the various operating changes and student initiatives that we have undertaken over the past several years.

Total student enrollments decreased 5.2% at June 30, 2023 as compared to June 30, 2022, primarily driven by a decrease at AIUS of 14.2% while total student enrollments remained relatively flat at CTU. The decrease in total student enrollments for AIUS was primarily driven by certain operational changes made during the current year within admissions, outreach and enrollment processes for prospective students. These changes were made to ensure compliance with any anticipated or final regulatory changes. We believe these changes are only necessary for the short term and expect to return to normalized levels of operations within our admissions and enrollment processes during the fourth quarter. At CTU, improved student retention and student enrollment growth in corporate partnerships for the current quarter end as compared to the prior year quarter end were offset with a negative timing impact from the academic calendar redesign.

We believe that student retention and engagement have improved, in part, due to an increased focus on enrolling students who we believe will be more likely to succeed at one of our institutions as well as changes we have made to better serve and onboard new learners in a more efficient and effective manner. Additionally, federal aid initiatives implemented by the current administration simplified processes for students to receive the financial support needed to continue their education, thus leading to improved retention and engagement. As a result, we expect full year revenue to be slightly higher as compared to 2022, resulting from recent acquisitions, the academic calendar redesign at CTU and underlying organic improvements in student retention and engagement. However, total student enrollments at the end of 2023 are expected to be lower as compared to year end 2022, primarily due to the academic calendar redesign at CTU as well as operational changes at AIUS.

We believe investments in technology positively impact student experiences and academic outcomes and we remain committed to investing in and upgrading technology to further enhance academic experiences for our students. We believe technology is an enabler and differentiator for us and we will continue to leverage data analytics and machine learning to provide our students with a more relevant and meaningful experience. Over the past two years we have committed to various investments in this area and will continue to invest, as appropriate, through the remainder of 2023.

During the current quarter the Company entered into a non-cash asset purchase agreement with Le Cordon Bleu International B.V. ("LCBI"), a company incorporated in The Netherlands, to sell Perdoceo's outright rights to the Le Cordon Bleu ("LCB") brand, trade names and rights for North America in exchange for 1.8 million outstanding shares of Perdoceo's stock. The fair value of the 1.8 million shares received was $22.1 million, resulting in a non-cash gain on sale of asset of $22.1 million recorded within other miscellaneous income (expense) on our unaudited condensed consolidated statements of income with the offset being recorded as an addition to treasury stock on our condensed consolidated balance sheet.

Financial Highlights

Revenue for the quarter ended June 30, 2023 increased by 11.3% or $18.9 million as compared to the prior year quarter, driven by an increase in revenue at CTU. The improvement in revenue at CTU for the current quarter was driven both by an increase in organic total student enrollments as well as a positive timing impact from the academic calendar as the current quarter had more revenue-earning days as compared to the prior year quarter. CTU's academic calendar redesign may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact. Additionally, revenue for the current quarter was benefited by the acquisitions completed in 2022 that were not part of the comparative prior year quarter.

Operating income for the current quarter increased by 41.7% to $48.1 million as compared to operating income of $33.9 million in the prior year quarter. The increase in operating income for the current quarter was primarily due to the increase in revenue as well as decreased advertising and bad debt expenses.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $55.2 million for the current quarter as compared to $41.9 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended June 30, 2023 and 2022 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Operating Income	2023	2022	2023	2022

Operating income	$48,094	$33,946	$91,430	$77,639
Depreciation and amortization (1)	4,369	4,909	9,524	9,791
Legal fee expense related to certain matters (2)	2,709	3,087	7,328	5,434
Adjusted Operating Income	$55,172	$41,942	$108,282	$92,864

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Earnings Per Diluted Share	2023	2022	2023	2022

Reported Earnings Per Diluted Share	$0.80	$0.37	$1.30	$0.83
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.03	0.02	0.07	0.05
Legal fee expense related to certain matters (2)	0.04	0.05	0.11	0.08
Gain on sale of intangible asset (3)	(0.32)	-	(0.32)	-
Total pre-tax adjustments	$(0.25)	$0.07	$(0.14)	$0.13
Tax effect of adjustments (4)	0.06	(0.02)	0.03	(0.03)
Total adjustments after tax	(0.19)	0.05	(0.11)	0.10
Adjusted Earnings Per Diluted Share	$0.61	$0.42	$1.19	$0.93

(1)
Amortization relates to definite-lived intangible assets associated with acquisitions.
(2)
Legal fee expense associated with (i) responses to the Department of Education (the "Department") relating to borrower defense to repayment applications from former students, and (ii) acquisition efforts.
(3)
Non-cash gain associated with the sale of the LCB tradename in exchange for outstanding shares of Perdoceo's stock.
(4)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

Regulatory Updates

Legislative Action and Recent Department Regulatory Initiatives

On July 6, 2023, in response to the Supreme Court’s decision to block the current administration’s plan to provide broad student loan forgiveness to borrowers with certain federal student loans, the U.S. Department of Education ("Department") issued a notice of its intent to establish a negotiated rulemaking committee aimed at opening an alternative path to debt relief “for as many borrowers as possible,” using the Secretary of Education's authority under the Higher Education Act ("HEA"). The notice announced a virtual public hearing that was held on July 18, 2023 and solicited written comments from stakeholders. The Department intends to finalize the issues to be addressed through rulemaking, begin the negotiated rulemaking sessions this fall, and complete this rulemaking “as quickly as possible.” The Department has also taken other actions to further prioritize and enact targeted loan relief to federal student loan borrowers, including its announcement on July 15, 2023 to provide 804,000 student loan borrowers with $39 billion in automatic loan forgiveness as a result of fixes it deemed necessary to income driven repayment plans.

Negotiated Rulemakings

The Department is currently engaged in a number of negotiated rulemakings that are at various stages of the process.

On March 24, 2023, the Department published a notice of intent to convene one or more committees, which may include a subcommittee, to develop proposed regulations pertaining to the following topics:

•
The Federal TRIO programs
•
The Secretary's recognition of accrediting agencies
•
Institutional eligibility, including State authorization
•
Return of Title IV funds
•
Cash management
•
Third-party servicers and related issues

•
The definition of “distance education” as it pertains to clock hour programs and reporting for students who enroll primarily online

The Department has yet to move forward with any of these topics. We continue to closely monitor the Department’s rulemaking agenda, but we are unable to determine the potential impact of any future rule proposals or final regulations on our business at this time.

On May 16, 2023, the Department rescinded the Dear Colleague Letter that significantly expanded its interpretation of the types of service providers that qualify as participating in the administration of Title IV funds under the definition of a “Third Party Servicer.” The Department stated that it plans to publish revised guidance with an effective date at least six months after its publication. We are unable to determine the potential impact that revised guidance may have on our business at this time.

On May 19, 2023, the Department published a Notice of Proposed Rulemaking ("NPRM") for the following rules:

•
Gainful Employment ("GE")
•
Financial Value Transparency ("FVT")
•
Financial Responsibility
•
Administrative Capability
•
Certification Procedures
•
Ability to Benefit ("ATB")

The proposed FVT regulation, which was not presented to the negotiated rulemaking committee, seeks to establish a framework that would increase the quality and availability of information provided directly to students about the costs, sources of financial aid, and outcomes of students enrolled in all eligible programs. FVT disclosures would apply to all Title IV eligible programs offered by all institutions (except for approved prison education programs and comprehensive transition and postsecondary programs) and use the same debt to earnings and earnings premium metrics as the GE framework. While the FVT regulations do not contemplate penalties or sanctions as under the GE rule, the regulations would require that current and prospective students be provided relevant disclosures and acknowledge when an educational program is associated with a high debt burden.

The Department accepted public comments on the NPRM through June 20, 2023. Following review of these public comments, the Department issues final regulations, which, if published by November 1, 2023, would take effect on July 1, 2024. We are closely monitoring the negotiated rulemaking process but are unable to determine the potential impact of any future rule proposals or final regulations on our business at this time.

State Regulation

CTU and AIUS participate in the State Authorization Reciprocity Agreement ("SARA"), which is an agreement among member states, districts, and territories establishing national standards for interstate postsecondary distance education. SARA allows institutions to enroll students in distance education programs in each SARA member state without seeking authorization in each state. On March 1, 2023 and June 7, 2023, SARA’s coordinating body, the National Council for State Authorization Reciprocity Agreements ("NC-SARA"), held public policy forums to seek input on potential changes to NC-SARA policies. In addition to the public policy forums, written comments were accepted through May 17, 2023. On July 5, 2023, NC-SARA published revised policy proposals. Several of the proposals would make significant operational changes to the current reciprocity standards, including, but not limited to, allowing states to impose their own education-specific requirements on out-of-state institutions, expanding consumer protections to allow states to limit or condition participation of institutions based on “risk profile,” expanding state authority to deny or revoke institutional participation based on investigations, and modifying requirements for provisional status. NC-SARA’s regional compacts will vote on each proposal presented by September 1, 2023. Proposals must be approved by each of the four compacts in order to be considered by the NC-SARA board of directors. The board will review and vote on the proposals approved by the compacts by October 25, 2023. We cannot predict whether NC-SARA will adopt any of these proposals. The adoption of certain proposals could materially limit or severely condition the ability of our institutions to offer distance education programs in certain states.

Institutional Accreditation

On July 21, 2023, the Higher Learning Commission informed CTU that it had acted at its meeting on July 17, 2023 to continue CTU's accreditation, with its next reaffirmation of accreditation scheduled for 2032-2033.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2023 and 2022 (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2023	% of Total Revenue	2022	% of Total Revenue	2023 vs 2022 % Change	2023	% of Total Revenue	2022	% of Total Revenue	2023 vs 2022 % Change
TOTAL REVENUE	$186,564		$167,684		11.3%	$382,162		$350,643		9.0%
OPERATING EXPENSES
Educational services and facilities (1)	32,748	17.6%	27,269	16.3%	20.1%	66,599	17.4%	55,357	15.8%	20.3%
General and administrative: (2)
Advertising and marketing	25,836	13.8%	30,426	18.1%	-15.1%	57,131	14.9%	63,224	18.0%	-9.6%
Admissions	23,325	12.5%	23,699	14.1%	-1.6%	49,313	12.9%	46,443	13.2%	6.2%
Administrative	43,257	23.2%	36,543	21.8%	18.4%	87,903	23.0%	73,582	21.0%	19.5%
Bad debt	8,170	4.4%	10,664	6.4%	-23.4%	18,927	5.0%	24,379	7.0%	-22.4%
Total general and administrative expense	100,588	53.9%	101,332	60.4%	-0.7%	213,274	55.8%	207,628	59.2%	2.7%
Depreciation and amortization	4,369	2.3%	4,909	2.9%	-11.0%	9,524	2.5%	9,791	2.8%	-2.7%
Asset impairment	765	0.4%	228	0.1%	NM	1,335	0.3%	228	0.1%	NM
OPERATING INCOME	48,094	25.8%	33,946	20.2%	41.7%	91,430	23.9%	77,639	22.1%	17.8%

PRETAX INCOME	74,603	40.0%	34,715	20.7%	114.9%	121,656	31.8%	78,549	22.4%	54.9%
PROVISION FOR INCOME TAXES	19,930	10.7%	8,948	5.3%	122.7%	32,499	8.5%	20,704	5.9%	57.0%
Effective tax rate	26.7%		25.8%			26.7%		26.4%

NET INCOME	$54,673	29.3%	$25,767	15.4%	112.2%	$89,157	23.3%	$57,845	16.5%	54.1%

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

Revenue

The current quarter and year to date revenue increased by 11.3% or $18.9 million and 9.0% or $31.5 million, respectively, as compared to the prior year periods, driven by increases in revenue within both CTU and AIUS. The current quarter and year to date increase in revenue benefitted by the acquisitions completed in 2022 that were not part of the comparative prior year periods. The increase in CTU's revenue for the current quarter and current year to date also had a positive timing impact from the academic calendar redesign.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2023	2022	2023 vs 2022 % Change	2023	2022	2023 vs 2022 % Change
Educational services and facilities:
Academics & student related	$30,233	$22,883	32.1%	$61,356	$46,577	31.7%
Occupancy	2,515	4,386	-42.7%	5,243	8,780	-40.3%
Total educational services and facilities	$32,748	$27,269	20.1%	$66,599	$55,357	20.3%

The educational services and facilities expense for the current quarter and year to date increased by 20.1% or $5.5 million and 20.3% or $11.2 million, respectively, as compared to the prior year periods. Academics and student related costs increased by 32.1% or $7.4 million and 31.7% or $14.8 million for the current quarter and year to date, respectively, as compared to the prior year periods, primarily driven by the full quarter and year to date expense associated with the 2022 acquisitions as compared to no expense in the prior year periods. Occupancy expense for the current quarter and year to date improved by 42.7% or $1.9 million and 40.3% or $3.5 million, respectively, as compared to the prior year periods, driven by decreases associated with exited leased facilities.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2023	2022	2023 vs 2022 % Change	2023	2022	2023 vs 2022 % Change
General and administrative:
Advertising and marketing	$25,836	$30,426	-15.1%	$57,131	$63,224	-9.6%
Admissions	23,325	23,699	-1.6%	49,313	46,443	6.2%
Administrative	43,257	36,543	18.4%	87,903	73,582	19.5%
Bad debt	8,170	10,664	-23.4%	18,927	24,379	-22.4%
Total general and administrative expense	$100,588	$101,332	-0.7%	$213,274	$207,628	2.7%

The general and administrative expense for the current quarter decreased by 0.7% or $0.7 million and increased by 2.7% or $5.6 million for the current year to date, as compared to the prior year periods. The current quarter improvement was primarily driven by lower advertising and marketing, bad debt and admissions expenses, which more than offset the increase in administrative expense. The year to date increase was driven by increases in administrative and admissions expenses as compared to the prior year period, which were partially offset by decreases in advertising and marketing and bad debt expenses.

Advertising and marketing expense for the current quarter and year to date decreased by 15.1% or $4.6 million and 9.6% or $6.1 million, respectively, as compared to the prior year periods, as a result of adjustments to our marketing processes related to identifying prospective student interest within both AIUS and CTU as well as operational changes made within AIUS during the current year.

Admissions expense for the current quarter decreased by 1.6% or $0.4 million and increased by 6.2% or $2.9 million for the current year to date, as compared to the prior year periods. The current quarter improvement was driven by decreased expenses within AIUS as a result of operational changes made during the current year. The year to date increase was primarily impacted by a full period of expense associated with the 2022 acquisitions as compared to no expense in the prior year period.

Administrative expense for the current quarter and year to date increased by 18.4% or $6.7 million and 19.5% or $14.3 million, respectively, as compared to the prior year periods. The current quarter and year to date increases were primarily due to the 2022 acquisitions, as mentioned above, along with increased legal fees within Corporate and Other for the current year to date.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2023	% of Segment Revenue	2022	% of Segment Revenue	2023 vs 2022 % Change	2023	% of Segment Revenue	2022	% of Segment Revenue	2023 vs 2022 % Change
Bad debt expense:
CTU	$4,571	3.8%	$5,990	6.0%	-23.7%	$11,696	4.8%	$13,175	6.2%	-11.2%
AIUS	3,604	5.4%	4,682	7.0%	-23.0%	7,239	5.2%	11,233	8.2%	-35.6%
Corporate and Other	(5)	NM	(8)	NM	NM	(8)	NM	(29)	NM	NM
Total bad debt expense	$8,170	4.4%	$10,664	6.4%	-23.4%	$18,927	5.0%	$24,379	7.0%	-22.4%

Bad debt expense improved by 23.4% or $2.5 million and 22.4% or $5.5 million for the current quarter and current year to date, respectively, as compared to the prior year periods. AIUS' bad debt expense decreased by 23.0% or $1.1 million and 35.6% or $4.0 million, respectively, for the current quarter and current year to date as compared to the prior year periods. CTU's bad debt expense improved by 23.7% or $1.4 million and 11.2% or $1.5 million, respectively, for the current quarter and year to date, as compared to the prior year periods.

We continue to expect quarterly fluctuations in bad debt expense. We regularly evaluate our reserve rates, which includes a quarterly update of our analysis of historical student receivable collectability based on the most recent data available and a review of current known factors which we believe could affect future collectability of our student receivables, such as the number of students that do not complete the financial aid process. Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV financial aid process so that they are better prepared to start school. Additionally, federal aid initiatives simplified processes for students to receive the financial support needed to continue their education. We have also focused on emphasizing employer-paid and other direct-pay education programs such as corporate partnerships as students within these programs typically have lower bad debt expense associated with them.

Operating Income

Operating income increased by 41.7% or $14.1 million and 17.8% or $13.8 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter and year to date increase was primarily driven by the increased revenue along with lower advertising and bad debt expenses as compared to the prior year periods.

Provision for Income Taxes

For the current quarter and year to date, we recorded a provision for income taxes of $19.9 million, reflecting an effective tax rate of 26.7% and $32.5 million, reflecting an effective tax rate of 26.7%, respectively, as compared to a provision for income taxes of $8.9 million, reflecting an effective tax rate of 25.8% and $20.7 million, reflecting an effective tax rate of 26.4% for the respective prior year periods.

The effective tax rate for the quarter and year to date ended June 30, 2023 was impacted by a $5.3 million unfavorable discrete adjustment related to the $22.1 million gain on the sale of the LCB trademark, which was taxed at 24.1%. The effective tax rate for the quarter and year to date ended June 30, 2023 also includes the tax effect of stock-based compensation and the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.7%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2022 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves. The net effect of these discrete items decreased the effective tax rate for the prior year quarter and year to date by 1.2% and 0.3%, respectively. For the full year 2023, we expect our effective tax rate to be between 26.5% to 27.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2023	2022	% Change	2023	2022	% Change	2023	2022
REVENUE:
CTU (1)	$119,292	$100,461	18.7%	$40,451	$33,008	22.5%	33.9%	32.9%
AIUS (2)	67,062	66,920	0.2%	17,078	10,733	59.1%	25.5%	16.0%
Corporate and other	210	303	-30.7%	(9,435)	(9,795)	-3.7%	NM	NM
Total	$186,564	$167,684	11.3%	$48,094	$33,946	41.7%	25.8%	20.2%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2023	2022	% Change	2023	2022	% Change	2023	2022
REVENUE:
CTU (1)	$243,784	$213,609	14.1%	$84,141	$76,034	10.7%	34.5%	35.6%
AIUS (2)	137,902	136,452	1.1%	29,081	20,256	43.6%	21.1%	14.8%
Corporate and other	476	582	-18.2%	(21,792)	(18,651)	16.8%	NM	NM
Total	$382,162	$350,643	9.0%	$91,430	$77,639	17.8%	23.9%	22.1%

_________________

(1)
CTU’s results of operations include the Coding Dojo acquisition commencing on the December 1, 2022 date of acquisition.
(2)
AIUS’ results of operations include the CalSouthern acquisition commencing on the July 1, 2022 date of acquisition.

	TOTAL STUDENT ENROLLMENTS
	As of June 30,
	2023	2022	% Change
CTU	25,900	26,000	-0.4%
AIUS	12,100	14,100	-14.2%
Total	38,000	40,100	-5.2%

Total student enrollments do not include learners participating in: a) non-degree seeking and professional development programs, and b) degree seeking, non-Title IV, self-paced programs at our universities. Total student enrollments represent students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by participating in class related activities during the previous two weeks.

CTU. Current quarter and year to date revenue increased by 18.7% or $18.8 million and 14.1% or $30.2 million, respectively, as compared to the prior year periods. The increase in revenue reflects underlying organic growth and was benefitted by a positive timing impact of the academic calendar as well as the 2022 acquisition which was not part of the comparative prior year periods. Total student enrollments remained relatively flat at June 30, 2023 as compared June 30, 2022 due to a negative timing impact that offset underlying organic growth driven by improved student retention. CTU’s academic calendar redesign may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact.

Current quarter and year to date operating income for CTU increased by 22.5% or $7.4 million and 10.7% or $8.1 million, respectively, as compared to the prior year periods driven by the increase in revenue discussed above as well as decreased bad debt and occupancy expenses.

AIUS. Current quarter and year to date revenue increased by 0.2% or $0.1 million and 1.1% or $1.5 million, respectively, as compared to the prior year periods driven by the 2022 acquisition which was not part of the comparative prior year periods. Excluding the 2022 acquisition, revenue would have declined. Total student enrollments declined by 14.2% at June 30, 2023 as compared to June 30, 2022 driven by the operating changes made during the current year discussed above within "2023 Second Quarter Overview".

Current quarter and year to date operating income for AIUS increased by 59.1% or $6.3 million and 43.6% or $8.8 million, respectively, as compared to the prior year periods driven by lower advertising and marketing, occupancy and bad debt expenses as compared to the prior year periods as well as the increase in revenue.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter decreased by 3.7% or $0.4 million as compared to the prior year quarter, driven by lower occupancy expense. The year to date operating loss increased by 16.8% or $3.1 million as compared to the prior year period, primarily as a result of increased legal fee expense.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2023, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $578.1 million. Restricted cash as of June 30, 2023 was $9.5 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the sellers pursuant to recent acquisitions. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2023. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, quarterly dividends payments and potential acquisitions through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions that further extend the depth and breadth of our educational offerings, share repurchases and quarterly dividend payments. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2023. On July 27, 2023, the Board of Directors of the Company extended the expiration date of the program to September 30, 2024. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Share repurchases will remain a part of our capital allocation strategy. Since the March 1, 2022 inception date, the Company repurchased approximately 2.3 million shares for $25.9 million, of which approximately 0.2 million shares were repurchased for $1.9 million during the quarter ended June 30, 2023.

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

The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement. As of June 30, 2023, there were no amounts outstanding under the revolving credit facility.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2023 and 2022, net cash flows provided by operating activities totaled $66.2 million and $54.8 million, respectively. The increase in net cash flows provided by operating activities for the current year to date as compared to the prior year to date was driven by increased operating income.

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

Investing Cash Flows

During the years to date ended June 30, 2023 and 2022, net cash flows used in investing activities totaled $30.5 million and $209.6 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $26.9 million and $195.8 million for the years to date ended June 30, 2023 and 2022, respectively.

Capital Expenditures. Capital expenditures decreased to $3.6 million for the year to date ended June 30, 2023 as compared to $6.8 million for the year to date ended June 30, 2022. Capital expenditures represented approximately 0.9% and 1.8% of total revenue for the years to date ended June 30, 2023 and 2022, respectively. For the full year 2023, we expect capital expenditures to be approximately 1.5% of revenue.

Financing Cash Flows

During the years to date ended June 30, 2023 and 2022, net cash flows used in financing activities totaled $4.6 million and $20.4 million, respectively. Payments to repurchase shares of our common stock were $2.7 million for the year to date ended June 30, 2023 and $15.7 million for the year to date ended June 30, 2022. The prior year to date included a $4.0 million payment to release the escrow associated with the Trident acquisition.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.2 million and $1.6 million for the years to date ended June 30, 2023 and 2022, respectively.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2022 to June 30, 2023 were as follows (dollars in thousands):

	June 30,	December 31,
	2023	2022	% Change
ASSETS
CURRENT ASSETS:
Receivables, other	6,896	3,457	99%
Prepaid expenses	12,524	8,411	49%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payroll and related benefits	27,291	40,306	-32%
Income taxes	16,041	7,814	105%
STOCKHOLDERS' EQUITY
Treasury stock	(328,648)	(301,624)	9%

Receivables, other: The increase is primarily related to adjustments associated with the Dojo acquisition.

Prepaid expenses: The increase is driven by timing of prepayments for annual invoices, which are typically paid in the first half of the year and amortized by the end of a year.

Payroll and related benefits: The decrease is driven by annual incentive compensation payments typically made during the first quarter of the year.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2023.

Treasury stock: The increase is primarily driven by the non-cash sale of the LCB trade name in exchange for 1.8 million outstanding shares of Perdoceo stock.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2023, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of June 30, 2023, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of June 30, 2023 and December 31, 2022. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dividends on our common stock are only payable if declared by the Board of Directors of the Company and permitted by Delaware law.

We declared our first quarterly cash dividend in the third quarter of 2023. We may in the future pay cash dividends to our stockholders but our Board of Directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. Our declaration and payment of future cash dividends are subject to the final determination by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Delaware law, and (ii) the payment of dividends remains in our best interests, which determination will be based on a number of factors, which may include the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, including our earnings and cash flows, capital spending plans, the ability to satisfy financial covenants and other factors considered relevant by the Board of Directors. There can be no assurance our Board of Directors will approve the payment of cash dividends in the future. Any discontinuance of the payment of a dividend or changes to the amount of a dividend compared to prior dividends could cause our stock price to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. See Note 13 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2022					$26,840,200
January 1, 2023—January 31, 2023	-		$-	-	26,840,200
February 1, 2023—February 28, 2023	-		-	-	26,840,200
March 1, 2023—March 31, 2023	225,154		13.43	59,920	26,023,778
April 1, 2023—April 30, 2023	-		-	-	26,023,778
May 1, 2023—May 31, 2023	161,074		11.88	161,074	24,107,027
June 1, 2023—June 30, 2023	1,800,000	(3)	12.27	-	24,107,027
Total	2,186,228			220,994

(1)
Includes 165,234 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million (the "2022 Repurchase Program") which commenced on March 1, 2022 and expires on September 30, 2023. On July 27, 2023, the Board of Directors of the Company extended the expiration date of the 2022 Repurchase Program to September 30, 2024.
(3)
On June 30, 2023, the Company entered into a non-cash asset purchase agreement with Le Cordon Bleu International B.V. ("LCBI"), a company incorporated in The Netherlands, to sell the Company’s outright rights to the Le Cordon Bleu ("LCB")

brand, trade names and rights for North America in exchange for 1.8 million outstanding shares of the Company’s common stock. The fair value of the 1.8 million shares of the Company’s common stock repurchased was approximately $22.1 million. These shares were not repurchased under the 2022 Repurchase Program. See Note 9 “Other Intangible Assets” to our unaudited condensed consolidated financial statements for further information.

Item 5. Other Information

Rule 10b5-1 Plan Elections

Todd Nelson, Executive Chairman of the Board, entered into a pre-arranged stock trading plan on May 9, 2023. Mr. Nelson’s plan provides for the sale between August 9, 2023 and April 30, 2024 of up to 569,836 shares of the Company’s common stock owned by Mr. Nelson, or which Mr. Nelson has the right to acquire under outstanding vested stock options and upon the vesting of restricted stock units that will vest prior to April 30, 2024.

Andrew Hurst, President and Chief Executive Officer, entered into a pre-arranged stock trading plan on May 9, 2023. Mr. Hurst’s plan provides for the sale between August 17, 2023 and February 29, 2024 of up to 46,510 shares of the Company’s common stock owned by Mr. Hurst, or which Mr. Hurst has the right to acquire under outstanding vested stock options.

John Kline, Senior Vice President – American InterContinental University System, entered into a pre-arranged stock trading plan on May 12, 2023. Mr. Kline’s plan provides for the sale between August 15, 2023 and May 13, 2024 of up to 22,000 shares of the Company’s common stock owned by Mr. Kline, or which Mr. Kline has the right to acquire under outstanding vested stock options.

Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	2023 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K/A filed on March 13, 2023

+10.2	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units

+10.3	Notice Regarding Payment of Dividend Equivalents on Deferred Stock Units

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: August 3, 2023	By:	/s/ ANDREW H. HURST
Andrew H. Hurst President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)