Form 10-Q
period 2023-09-30
PERDOCEO EDUCATION Corp
filed 2023-11-02
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 30, 2023: 65,687,926

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2023	2022
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$165,639	$109,408
Restricted cash	8,476	9,476
Total cash, cash equivalents and restricted cash	174,115	118,884
Short-term investments	429,617	399,315
Total cash and cash equivalents, restricted cash and short-term investments	603,732	518,199
Student receivables, gross	77,536	81,197
Allowance for credit losses	(36,257)	(38,646)
Student receivables, net	41,279	42,551
Receivables, other	11,991	3,457
Prepaid expenses	10,144	8,411
Inventories	2,183	1,904
Other current assets	261	597
Total current assets	669,590	575,119

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $61,230 and $54,238 as of September 30, 2023 and December 31, 2022, respectively	23,530	26,038
Right of use asset, net	22,073	26,156
Goodwill	241,162	243,540
Intangible assets, net of amortization of $22,197 and $15,981 as of September 30, 2023 and December 31, 2022, respectively	39,973	53,564
Student receivables, gross	4,625	6,345
Allowance for credit losses	(3,451)	(4,495)
Student receivables, net	1,174	1,850
Deferred income tax assets, net	23,316	24,613
Other assets	5,216	6,488
TOTAL ASSETS	$1,026,034	$957,368
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,761	$6,555
Accounts payable	14,542	13,518
Accrued expenses:
Payroll and related benefits	41,088	40,306
Advertising and marketing costs	5,785	8,977
Income taxes	12,611	7,814
Other	20,753	14,621
Deferred revenue	38,704	71,590
Total current liabilities	139,244	163,381

NON-CURRENT LIABILITIES:
Lease liability-operating	22,867	27,286
Other liabilities	34,264	40,856
Total non-current liabilities	57,131	68,142

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 90,075,573 and 89,396,192 shares issued, 65,668,638 and 67,175,485 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	901	894
Additional paid-in capital	691,576	684,183
Accumulated other comprehensive loss	(4,999)	(5,447)
Retained earnings	470,829	347,839
Treasury stock, at cost; 24,406,935 and 22,220,707 shares as of September 30, 2023 and December 31, 2022, respectively	(328,648)	(301,624)
Total stockholders' equity	829,659	725,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,026,034	$957,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands, Except Per Share Amounts)	2023	2022	2023	2022
REVENUE:
Tuition and fees, net	$178,259	$166,437	$556,098	$513,660
Other	1,664	1,983	5,987	5,403
Total revenue	179,923	168,420	562,085	519,063

OPERATING EXPENSES:
Educational services and facilities	33,502	30,149	100,101	85,506
General and administrative	92,054	103,882	305,328	311,510
Depreciation and amortization	3,914	5,065	13,438	14,856
Asset impairment	7,380	-	8,715	228
Total operating expenses	136,850	139,096	427,582	412,100
Operating income	43,073	29,324	134,503	106,963

OTHER INCOME:
Interest income	5,210	2,270	13,559	3,697
Interest expense	(97)	(96)	(288)	(298)
Miscellaneous (expense) income	(98)	(206)	21,970	(521)
Total other income	5,015	1,968	35,241	2,878

PRETAX INCOME	48,088	31,292	169,744	109,841
Provision for income taxes	6,781	9,225	39,280	29,929
NET INCOME	41,307	22,067	130,464	79,912

NET INCOME PER SHARE - BASIC:	$0.63	$0.33	$1.95	$1.17

NET INCOME PER SHARE - DILUTED:	$0.62	$0.32	$1.92	$1.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,634	67,506	66,758	68,193
Diluted	67,103	68,550	68,072	69,131

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands)	2023	2022	2023	2022
NET INCOME	$41,307	$22,067	$130,464	$79,912
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(31)	(138)	(8)	(383)
Unrealized gain (loss) on investments	653	(3,005)	456	(5,838)
Total other comprehensive income (loss)	622	(3,143)	448	(6,221)
COMPREHENSIVE INCOME	$41,929	$18,924	$130,912	$73,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, July 1, 2023	90,016	$900	(24,407)	$(328,648)	$688,805	$(5,621)	$436,996	$792,432
Net income	-	-	-	-	-	-	41,307	41,307
Foreign currency translation	-	-	-	-	-	(31)	-	(31)
Unrealized gain on investments, net of tax	-	-	-	-	-	653	-	653
Dividends to shareholders	-	-	-	-	-	-	(7,474)	(7,474)
Share-based compensation expense	-	-	-	-	2,336	-	-	2,336
Common stock issued	60	1	-	-	435	-	-	436
BALANCE, September 30, 2023	90,076	$901	(24,407)	$(328,648)	$691,576	$(4,999)	$470,829	$829,659

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, July 1, 2022	89,359	$894	(21,602)	$(294,177)	$679,400	$(3,174)	$309,817	$692,760
Net income	-	-	-	-	-	-	22,067	22,067
Foreign currency translation	-	-	-	-	-	(138)	-	(138)
Unrealized loss on investments, net of tax	-	-	-	-	-	(3,005)	-	(3,005)
Treasury stock purchased	-	-	(619)	(7,447)	-	-	-	(7,447)
Share-based compensation expense	-	-	-	-	1,918	-	-	1,918
Common stock issued	6	-	-	-	67	-	-	67
BALANCE, September 30, 2022	89,365	$894	(22,221)	$(301,624)	$681,385	$(6,317)	$331,884	$706,222

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2023	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	130,464	130,464
Foreign currency translation	-	-	-	-	-	(8)	-	(8)
Unrealized gain on investments, net of tax	-	-	-	-	-	456	-	456
Dividends to shareholders	-	-	-	-	-	-	(7,474)	(7,474)
Treasury stock purchased	-	-	(221)	(2,729)	-	-	-	(2,729)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense	-	-	-	-	6,651	-	-	6,651
Common stock issued	680	7	(165)	(2,209)	742	-	-	(1,460)
BALANCE, September 30, 2023	90,076	$901	(24,407)	$(328,648)	$691,576	$(4,999)	$470,829	$829,659

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2022	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	79,912	79,912
Foreign currency translation	-	-	-	-	-	(383)	-	(383)
Unrealized loss on investments, net of tax	-	-	-	-	-	(5,838)	-	(5,838)
Treasury stock purchased	-	-	(2,099)	(23,117)	-	-	-	(23,117)
Share-based compensation expense	-	-	-	-	6,234	-	-	6,234
Common stock issued	641	7	(146)	(1,612)	909	-	-	(696)
BALANCE, September 30, 2022	89,365	$894	(22,221)	$(301,624)	$681,385	$(6,317)	$331,884	$706,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended September 30,
(In Thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,464	$79,912
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	8,715	228
Gain on sale of asset	(22,086)	-
Depreciation and amortization expense	13,438	14,856
Bad debt expense	26,519	32,284
Compensation expense related to share-based awards	6,651	6,234
Deferred income taxes	4,249	1,099
Changes in operating assets and liabilities	(69,117)	(26,973)
Net cash provided by operating activities	98,833	107,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(205,529)	(410,493)
Sales of available-for-sale investments	179,139	202,927
Purchases of property and equipment	(4,801)	(9,105)
Business acquisition	-	(39,037)
Net cash used in investing activities	(31,191)	(255,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	749	916
Purchase of treasury stock	(2,729)	(23,117)
Payments of employee tax associated with stock compensation	(2,209)	(1,612)
Payments of cash dividends	(7,222)	-
Release of cash held in escrow	(1,000)	(3,986)
Net cash used in financing activities	(12,411)	(27,799)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,231	(175,867)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	118,884	325,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$174,115	$149,311

Supplemental non-cash disclosure:

Amounts placed in escrow during the period to secure indemnification obligations from business acquisition	$-	$1,000

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

The final purchase price of $62.7 million for Coding Dojo was allocated to the fair values of acquired tangible and identifiable intangible assets of $77.8 million and assumed liabilities of $15.1 million as of December 1, 2022. Intangible assets acquired include customer relationships with a fair value of approximately $1.3 million and a useful life of 1 year, a trade name with a fair value of approximately $5.1 million and a useful life of 10 years and developed technology with a fair value of $6.0 million and a useful life of 5 years. Based on our final purchase price allocation, we have recorded goodwill of $57.0 million. Goodwill reflects the revenue growth opportunities following the acquisition. Substantially all of this goodwill balance will not be deductible for income tax reporting purposes.

The following table summarizes the fair values of assets acquired and liabilities assumed as of December 1, 2022 (dollars in thousands):

Coding Dojo
Assets:	December 1, 2022
Student receivables, net	$5,171
Prepaid and other assets	408
Property, equipment and ROU assets	1,121
Intangible assets subject to amortization
Trade name	5,100
Customer relationships	1,260
Developed technology	6,030
Deferred tax asset, net	1,731
Goodwill	57,027
Total assets acquired	$77,848
Liabilities:
Accounts payable and other accrued liabilities	2,664
Deferred revenue	12,451
Total liabilities assumed	$15,115

Net assets acquired	$62,733

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$227,417	$-	$(2,541)	$224,876
Treasury and federal agencies	207,083	-	(2,342)	204,741
Total short-term investments (available for sale)	$434,500	$-	$(4,883)	$429,617

	December 31, 2022
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$3,016	$-	$(22)	$2,994
Non-governmental debt securities	222,575	37	(2,880)	219,732
Treasury and federal agencies	179,068	6	(2,485)	176,589
Total short-term investments (available for sale)	$404,659	$43	$(5,387)	$399,315

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

As of September 30, 2023, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of September 30, 2023 and December 31, 2022. Additionally, money market funds of $30.8 million and $40.1 million included within cash and cash equivalents on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively, were measured under Level 1. Federal agency debt securities and commercial paper of $11.4 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of September 30, 2023 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of September 30, 2023, our investment in an equity affiliate equated to 30.7%, or $1.0 million.

During the quarters ended September 30, 2023 and 2022, we recorded approximately $0.1 million of loss and $0.2 million of loss, respectively, and during the years to date ended September 30, 2023 and 2022, we recorded approximately $0.1 million of loss and $0.5 million of loss, respectively, related to our equity affiliate within miscellaneous (expense) income on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded during the quarters and years to date ended September 30, 2023 and 2022 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2023	$411
For the quarter ended September 30, 2022	$374
For the year to date ended September 30, 2023	$1,256
For the year to date ended September 30, 2022	$1,201

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

As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving credit facility.

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended September 30, 2023 and 2022 (dollars in thousands):

	For the Quarter Ended September 30, 2023				For the Quarter Ended September 30, 2022
	CTU (3)	AIUS (4)	Corporate and Other	Total	CTU	AIUS (4)	Corporate and Other	Total
Tuition, net (1)	$114,104	$56,212	$-	$170,316	$91,765	$66,621	$-	$158,386
Technology and miscellaneous fees	5,269	2,674	-	7,943	4,826	3,225	-	8,051
Total tuition and fees, net	119,373	58,886	-	178,259	96,591	69,846	-	166,437
Other revenue (2)	1,179	340	145	1,664	971	736	276	1,983
Total revenue	$120,552	$59,226	$145	$179,923	$97,562	$70,582	$276	$168,420

	For the Year to Date Ended September 30, 2023				For the Year to Date Ended September 30, 2022
	CTU (3)	AIUS (4)	Corporate and Other	Total	CTU	AIUS (4)	Corporate and Other	Total
Tuition, net (1)	$344,966	$185,993	$-	$530,959	$293,520	$195,155	$-	$488,675
Technology and miscellaneous fees	16,112	9,027	-	25,139	15,371	9,614	-	24,985
Total tuition and fees, net	361,078	195,020	-	556,098	308,891	204,769	-	513,660
Other revenue (2)	3,258	2,108	621	5,987	2,280	2,265	858	5,403
Total revenue	$364,336	$197,128	$621	$562,085	$311,171	$207,034	$858	$519,063

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

The amount of deferred revenue balances which are being offset with contract assets balances as of September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Gross deferred revenue	$78,740	$107,200
Gross contract assets	(40,036)	(35,610)
Deferred revenue, net	$38,704	$71,590

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Quarter Ended September 30, 2023			For the Quarter Ended September 30, 2022
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, July 1	$72,702	$32,001	$104,703	$28,857	$38,628	$67,485
Business acquisitions, beginning balance	-	-	-	-	2,419	2,419
Revenue earned from prior balances	(59,047)	(25,736)	(84,783)	(23,765)	(31,375)	(55,140)
Billings during period(1)	95,064	59,427	154,491	142,580	53,254	195,834
Revenue earned for new billings during the period	(60,326)	(33,150)	(93,476)	(72,826)	(38,471)	(111,297)
Other adjustments	(1,283)	(912)	(2,195)	(1,003)	410	(593)
Gross deferred revenue, September 30	$47,110	$31,630	$78,740	$73,843	$24,865	$98,708

	For the Year to Date Ended September 30, 2023			For the Year to Date Ended September 30, 2022
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, January 1	$67,245	$39,955	$107,200	$64,674	$49,045	$113,719
Business acquisitions, beginning balance	-	-	-	-	2,419	2,419
Revenue earned from prior balances	(59,458)	(33,166)	(92,624)	(56,274)	(39,219)	(95,493)
Billings during period(1)	343,194	186,877	530,071	318,191	177,863	496,054
Revenue earned for new billings during the period	(301,620)	(161,854)	(463,474)	(252,617)	(165,550)	(418,167)
Other adjustments	(2,251)	(182)	(2,433)	(131)	307	176
Gross deferred revenue, September 30	$47,110	$31,630	$78,740	$73,843	$24,865	$98,708

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

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.3 million and $2.5 million, respectively, as of September 30, 2023 and December 31, 2022. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $1.2 million and $1.9 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$43,055	$43,786	$43,141	$39,255
Provision for credit losses	7,592	7,905	26,519	32,284
Amounts written-off	(11,397)	(8,610)	(31,533)	(30,132)
Recoveries	458	608	1,581	2,282
Balance, end of period	$39,708	$43,689	$39,708	$43,689

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended September 30, 2023	For the Year to Date Ended September 30, 2023
Lease expenses (1)
Fixed lease expenses - operating	$1,572	$4,906
Variable lease expenses - operating	193	1,154
Sublease income (2)	-	(500)
Total lease expenses	$1,765	$5,560

Other information
Gross operating cash flows for operating leases (3)	$(2,139)	$(7,722)
Operating cash flows from subleases (3)	$-	$488

	For the Quarter Ended September 30, 2022	For the Year to Date Ended September 30, 2022
Lease expenses (1)
Fixed lease expenses - operating	$2,729	$8,191
Variable lease expenses - operating	1,091	2,985
Sublease income (2)	(271)	(816)
Total lease expenses	$3,549	$10,360

Other information
Gross operating cash flows for operating leases (3)	$(4,567)	$(13,385)
Operating cash flows from subleases (3)	$285	$838

	As of September 30, 2023	As of September 30, 2022
Weighted average remaining lease term (in months) – operating leases	57	66
Weighted average discount rate – operating leases	4.8%	4.8%

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
(2)
Historically, for certain of our leased locations we have vacated the facility and have fully or partially subleased the space. As of September 30, 2023, we no longer have any subleased locations.
(3)
Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

9. CONTINGENCIES

An accrual for estimated legal fees of $2.0 million and $1.7 million at September 30, 2023 and December 31, 2022, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

Contingent Consideration for Business Acquisition

We have an accrual for contingent consideration amounts related to the Coding Dojo acquisition in the aggregate fair value amount of $12.0 million as of September 30, 2023, which reflects a decrease of $1.7 million recorded within operating expenses on our unaudited condensed consolidated statement of income during the current quarter. Pursuant to the acquisition agreement and a subsequent amendment to the contingent consideration agreement, a post-closing contingent consideration payment of $6.0 million is expected to be paid in the fourth quarter of 2023 as well as a $6.0 million payment expected to be paid in January 2025.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
Pretax income	$48,088	$31,292	$169,744	$109,841
Provision for income taxes	$6,781	$9,225	$39,280	$29,929
Effective rate	14.1%	29.5%	23.1%	27.2%

As of June 30, 2023, a valuation allowance of $22.5 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance, equity investment, available for sale short-term investments and state net operating losses. Due to a decrease in the cumulative unrealized holding loss on available for sale short-term investments that is reflected in total other comprehensive income (loss), the deferred tax asset and valuation allowance with respect to this item was decreased from $1.3 million to $1.2 million during the current quarter, which reduced the overall valuation allowance from $22.5 million to $22.4 million. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $22.4 million valuation allowance against our non-ODL supported foreign tax credits, equity investment, available for sale short-term investments and state net operating losses as of September 30, 2023.

The effective tax rate for the quarter and year to date ended September 30, 2023 was primarily impacted by a $4.5 million favorable discrete adjustment related to the recognition of the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the effective tax rate for the quarter and year to date by 9.3% and 2.6%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2023 reflects federal and state tax credits claimed for the 2022 tax return, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.2%, respectively. Additionally, the tax effect of stock-based compensation and the release of other previously recorded tax reserves reduced the effective tax rate for the quarter and year to date ended September 30, 2023 by 0.2% and 0.6%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2022 reflects a $1.4 million valuation allowance increase related to select combined state net operating losses, which increased the effective tax rate for the quarter and year to date by 4.6% and 1.3%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2022 was impacted by federal and state tax credits claimed for the 2021 tax return, which decreased the effective tax rate for the quarter and year to date by 0.3% and 0.1%, respectively. Additionally, the tax effect of stock-based compensation and the release of previously recorded tax reserves resulted in a net 0.2% reduction in the effective tax rate for the year to date ended September 30, 2022.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $2.4 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2023 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2023, we had accrued $3.1 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the years to date ended September 30, 2023 and 2022, the Company granted approximately 0.4 million restricted stock units in each period which are not "performance-based" and which have a grant-date fair value of approximately $5.9 million and $3.7 million, respectively.

For the years to date ended September 30, 2023 and 2022, the Company granted approximately 0.3 million and 0.4 million restricted stock units, respectively, which are “performance-based” and which have a grant-date fair value of approximately $4.1 million and $4.0 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

There were no restricted stock units granted during each of the quarters ended September 30, 2023 and 2022.

All restricted stock units granted in 2023 and 2022 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters or years to date ended September 30, 2023 and 2022.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters and years to date ended September 30, 2023 and 2022 for all types of awards was as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Award Type	2023	2022	2023	2022
Stock options	$-	$-	$-	$89
Restricted stock units settled in stock	2,332	1,914	6,640	6,134
Total share-based compensation expense	$2,332	$1,914	$6,640	$6,223

As of September 30, 2023, we estimate that total compensation expense of approximately $18.1 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

12. STOCK REPURCHASE PROGRAM

On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2024. The other terms of this stock repurchase program are consistent with the Company’s previous stock repurchase program which expired February 28, 2022.

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

During the year to date ended September 30, 2023, we repurchased approximately 0.2 million shares of our common stock for approximately $2.7 million at an average price of $12.35 per share. There were no shares repurchased during the quarter ended September 30, 2023. For the year to date ended September 30, 2022, we repurchased 2.1 million shares of our common stock for approximately $23.1 million at an average price of $11.02 per share, of which 0.6 million shares of common stock were repurchased for $7.4 million at an average price of $12.04 per share during the quarter ended September 30, 2022.

As of September 30, 2023, approximately $24.1 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2023 and 2022 were as follows (shares in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2023	2022	2023	2022
Basic common shares outstanding	65,634	67,506	66,758	68,193
Common stock equivalents	1,469	1,044	1,314	938
Diluted common shares outstanding	67,103	68,550	68,072	69,131

For the quarters and years to date ended September 30, 2023 and 2022, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.1 million and 0.3 million shares, respectively, for the quarters ended September 30, 2023 and 2022, and 0.1 million and 0.3 million shares for the years to date ended September 30, 2023 and 2022, respectively.

14. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. As of September 30, 2023, our two segments are:

♦ Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2023, students enrolled at CTU represented approximately 72% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

♦ The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2023, students enrolled at AIUS represented approximately 28% of our total enrollments. Approximately 96% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
CTU (1)	$120,552	67.0%	$97,562	57.9%	$34,491	$31,506
AIUS (2)	59,226	32.9%	70,582	41.9%	15,602	9,590
Corporate and Other	145	0.1%	276	0.2%	(7,020)	(11,772)
Total	$179,923	100.0%	$168,420	100.0%	$43,073	$29,324

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2023	% of Total	2022	% of Total	2023	2022
CTU (1)	$364,336	64.8%	$311,171	59.9%	$118,632	$107,540
AIUS (2)	197,128	35.1%	207,034	39.9%	44,683	29,846
Corporate and Other	621	0.1%	858	0.2%	(28,812)	(30,423)
Total	$562,085	100.0%	$519,063	100.0%	$134,503	$106,963

	Total Assets as of (3)
	September 30, 2023	December 31, 2022
CTU	$260,285	$247,510
AIUS	193,118	185,943
Corporate and Other	572,631	523,915
Total	$1,026,034	$957,368

(1)
CTU results of operations include the Coding Dojo acquisition commencing on the December 1, 2022 date of acquisition. Additionally, impairment of $7.4 million was recorded during the quarter ended September 30, 2023 related to certain definite-lived intangible assets.

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
•
the final outcome of various legal challenges to the Department's loan discharge and forgiveness efforts;
•
rulemaking or changing interpretations of existing regulations, guidance or historical practices by the Department or any state or accreditor and increased focus by Congress and governmental agencies on, or increased negative publicity about, for-profit education institutions;
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

2023 Third Quarter Overview

During the quarter ended September 30, 2023 ("current quarter"), we continued to execute on our operational priorities and remained focused on improving student experiences and academic outcomes. Additionally, we experienced continued improvement in student retention and engagement at both of our academic institutions supported by the various operating changes and student initiatives that we have undertaken over the past several years.

Total student enrollments decreased 12.7% at September 30, 2023 as compared to September 30, 2022, primarily driven by a decrease at AIUS of 34.2% while total student enrollments remained relatively flat at CTU. The decrease in total student enrollments for AIUS was driven by certain operational changes made during the current year within admissions, outreach and enrollment processes for prospective students. These changes were made to ensure compliance with any anticipated or final regulatory changes by the Department. We made these changes only for the short term and have begun to revert to normalized levels of operations within our admissions and enrollment processes during the fourth quarter. At CTU, improved student retention and student enrollment growth in corporate partnerships for the current quarter end as compared to the prior year quarter end were offset with a negative timing impact from the academic calendar redesign.

We believe that student retention and engagement have improved, in part, due to an increased focus on enrolling students who we believe will be more likely to succeed at one of our institutions as well as changes we have made to better serve and onboard new learners in a more efficient and effective manner. Additionally, federal aid initiatives implemented by the current administration simplified processes for students to receive the financial support needed to continue their education, thus leading to improved retention and engagement. As a result, we expect full year revenue to be higher as compared to 2022, resulting from recent acquisitions, the academic calendar redesign at CTU and underlying organic improvements in student retention and engagement. However, total student enrollments at the end of 2023 are expected to be lower as compared to year end 2022, due to the operational changes that were undertaken at AIUS to ensure compliance with any anticipated or final regulatory changes.

We believe investments in technology positively impact student experiences and academic outcomes and we remain committed to investing in and upgrading technology to further enhance academic experiences for our students. Additionally, we are exploring various ways we can apply generative artificial intelligence (“AI”) to administrative processes as well as student support processes and the online classroom. We view technology as a catalyst and differentiator for us and we will continue to further invest in this area to provide our students with a more relevant and meaningful experience.

Financial Highlights

Revenue for the quarter ended September 30, 2023 increased by 6.8% or $11.5 million as compared to the prior year quarter, driven by an increase in revenue at CTU. The improvement in revenue at CTU for the current quarter was driven by a positive timing impact from the academic calendar and the 2022 acquisition that was not in the comparable prior year period, as well as an increase in organic total student enrollments. CTU's academic calendar redesign may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact. Revenue declined at AIUS for the current quarter as compared to the prior year quarter driven primarily by the decrease in total student enrollments discussed above.

Operating income for the current quarter increased by 46.9% to $43.1 million as compared to operating income of $29.3 million in the prior year quarter. The increase in operating income for the current quarter was primarily due to the increase in revenue as well as decreased advertising and admissions expenses.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $47.2 million for the current quarter as compared to $38.7 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended September 30, 2023 and 2022 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Operating Income	2023	2022	2023	2022

Operating income	$43,073	$29,324	$134,503	$106,963
Depreciation and amortization (1)	3,914	5,065	13,438	14,856
Legal fee expense related to certain matters (2)	246	4,294	7,574	9,728
Adjusted Operating Income	$47,233	$38,683	$155,515	$131,547

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
Adjusted Earnings Per Diluted Share	2023	2022	2023	2022

Reported Earnings Per Diluted Share	$0.62	$0.32	$1.92	$1.16
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.03	0.03	0.09	0.08
Legal fee expense related to certain matters (2)	-	0.06	0.11	0.14
Gain on sale of intangible asset (3)	-	-	(0.32)	-
Total pre-tax adjustments	$0.03	$0.09	$(0.12)	$0.22
Tax effect of adjustments (4)	(0.01)	(0.02)	0.03	(0.06)
Total adjustments after tax	0.02	0.07	(0.09)	0.16
Adjusted Earnings Per Diluted Share	$0.64	$0.39	$1.83	$1.32

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

Regulatory Updates

Borrower Defense to Repayment and Closed School Regulations Update

On August 7, 2023, a three-judge Fifth Circuit Court of Appeals panel granted a motion for an injunction pending appeal in the lawsuit filed by the Career Colleges and Schools of Texas (“CCST”) in the U.S. District Court for the Northern District of Texas seeking to have the Borrower Defense to Repayment (“BDR”) Final Rule vacated and enjoined. The motion stayed the effective date of the borrower defense to repayment and closed school loan discharge provisions of the BDR Final Rule. The stay is in effect until at least November 6, 2023, when that same Fifth Circuit panel will hear the appeal.

See Item 1, “Business – Legislative Action and Recent Department Regulatory Initiatives” and “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for an overview of BDR.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – ‘Borrower defense to repayment' regulations, including closed school loan discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,’” in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information about risks associated with the BDR and closed school loan discharge regulations.

Published Regulations

In addition to the information set forth below, see Item 1, “Business – Legislative Action and Recent Department Regulatory Initiatives” and “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for an overview of the previously adopted and rescinded gainful employment regulation and the current rules relating to financial responsibility, administrative capability and certification procedures.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and the efforts of the Biden administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult,” in our Annual Report on Form 10-K for the year ended December 31, 2022 for information about the potential impact of new regulations on our business.

While we are still reviewing the new gainful employment rules and the revised financial responsibility, administrative capability and certification rules discussed below, they impose a broad range of additional requirements on our institutions and would increase the possibility that our schools could be subject to additional restrictions, financial protection, and reporting requirements, potential liabilities and sanctions, and potential loss of Title IV liability, which would have a material adverse effect on our business and results of operations.

Gainful Employment Rule

On October 10, 2023, the U.S. Department of Education (“Department”) published final regulations for the Gainful Employment (“GE”) Rule. The GE rule includes an eligibility framework that imposes additional requirements on for-profit sector programs, including our schools. The regulation uses two key metrics: Debt-to-Earnings (“D/E”) and Earnings Premium (“EP”) metrics to determine whether a program prepares students for gainful employment. The D/E metrics measure student debt at a program level against a measure of earnings. The EP metric measures student earnings at a program level against working individuals with only a high school diploma or equivalent. GE programs that fail either the D/E or the EP metric in two of three consecutive years will lose Title IV eligibility. Programs offered by both AIUS and CTU are subject to the GE Rule and could lose Title IV eligibility if their programs fail to pass the D/E rates and/or the EP measures. The rule also requires our institutions to warn current and prospective students if a program fails any metric in any year. The issuance of required GE warnings could deter prospective students from enrolling at our institutions and current students from continuing in their programs.

The GE Rule becomes effective on July 1, 2024. According to the Department's announcement, the first official GE rates will be published in early 2025, and programs may be deemed ineligible to participate in Title IV programs in 2026. A loss or material reduction in eligible Title IV programs due to the GE rule would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted. We are continuing to evaluate the regulation, but given the complexity of the rules and the lack of our access to and the lack of the Department providing transparency regarding the earnings data used to calculate the metrics, we are unable to determine the ultimate impact of the regulation on our business at this time.

Financial Responsibility

On October 31, 2023, the Department published new regulations on financial responsibility that become effective July 1, 2024. The Financial Responsibility regulations would, among other things, significantly modify and expand the mandatory and discretionary triggering events that require an institution to post a letter of credit or other form of financial protection with the Department. The rule also provides that a separate letter of credit of not less than 10% of the institution’s prior year Title IV receipts is required for each mandatory or discretionary triggering event, such that multiple triggering events could subject our institutions to substantial cumulative financial protection obligations.

Examples of mandatory triggering events in the rule include: lawsuits by federal or state authorities to impose an injunction, establish fines or penalties, or to obtain financial relief, or in a qui tam action in which the federal government has intervened, subject to certain timing requirements; an action by the Department to recover from the institution for adjudicated borrower defense to repayment claims where the potential amount of recovery would cause the institution’s recalculated composite score to drop below 1.0; the institution has received at least 50% of its Title IV funds in its most recently completed fiscal year programs that are failing the GE rule; the institution is required to submit a teach-out plan by a state or federal agency, an accrediting agency, or other oversight body for reasons related to financial concerns; for an institution owned at least 50% by a publicly traded entity, the entity is subject to certain actions or events specified in the rule initiated by the Securities and Exchange Commission; the institution fails the 90/10 rule for its most recently completed fiscal year; and, the institution is subject to a default or other adverse condition under a line of credit, loan agreement, security agreement or other financing arrangement due to an action by the Department.

Specified discretionary triggers would provide the Department flexibility on whether to require a letter of credit based on the financial impact the triggering event would have on the institution. Examples of discretionary triggers include: an accrediting agency or a federal, state, or other authority places the institution on probation, show cause, or comparable status; the institution is subject to a default or other specified adverse condition under a credit or financing arrangement (unless due to an action by the Department, which is a mandatory trigger); a “significant fluctuation” in Direct Loan or Pell Grant funds received by the institution over different award years that cannot be accounted for by changes in those programs; the institution has high annual dropout rates as calculated by the Department; the institution is under prior financial reporting obligations to the Department and has any of the following occurrences: negative cash flows, failure of other financial ratios, cash flows that significantly miss projections submitted to the Department, significant increases in withdrawal rates or other indicators of a significant change in the institution’s financial condition; pending group-process BDR claims; a discontinuation of programs that enroll more than 25% of the institution’s students who receive Title IV funds; a closure of locations that enroll more than 25% of its students who receive Title IV funds; a citation by a state licensing agency for failing to meet its requirements; the institution or a program loses eligibility to participate in another federal educational assistance program due to an administrative action; for an institution owned at least 50% by a publicly traded entity, a disclosure by the entity in a public filing that we are under investigation for possible violations of state, federal or foreign law; a citation and potential loss of education assistance funds from another federal agency if it does not comply with agency requirements; the institution is required to submit a teach-out plan or agreement, including programmatic teach-outs, by a state, the Department or another federal agency, an accrediting agency, or other oversight body; or any other event or condition that the Department learns about from the institution or other parties where the Department determines that the event or condition is likely to have a significant adverse effect on the financial condition of the institution.

The new rule also adds additional circumstances that would deem an institution to lack financial responsibility, such as: failing to make debt payments for more than 90 days; failing to meet payroll obligations; borrowing from employee retirement plans or restricted funds without authorization; failing to make timely refunds or returns of Title IV funds or pay Title IV credit balances; or failing to make repayments of any Title IV liabilities. Finally, the regulations establish new rules for evaluating financial responsibility during a change in ownership.

Administrative Capability

On October 31, 2023, the Department published new regulations on administrative capability that become effective July 1, 2024. The Administrative Capability regulations expand the requirements for institutions to demonstrate that they are administratively capable of providing the education they promise and of properly managing Title IV program funds, adding new standards related to financial counseling and career services, adequate clinical and externship opportunities, timely disbursement of Title IV funds, compliance with high school diploma verification requirements, aggressive and deceptive recruitment tactics or conduct, gainful employment requirements, and significant negative actions with a federal, state or accreditation agencies. The changes also provide the Department with increased and explicit authority to make an administrative capability finding based on a broader set of issues than it has used historically. Such findings could lead to fines, limitations, suspensions, terminations or other actions, including placing the institution on a provisional program participation agreement or heightened cash monitoring.

Certification

On October 31, 2023, the Department published new regulations on certification procedures that become effective July 1, 2024. The revised Certification rule provides a more rigorous process for certifying institutions to participate in the Title IV programs, both initially and on an ongoing basis. The changes increase the Department’s oversight of institutions at critical points of institutional review including initial certification, during provisional certification, after a change of ownership, at recertification, and when there is a risk of closure.

The rule adds additional events that lead to provisional certification, such as if an institution is required to post a letter of credit because of a mandatory or discretionary triggers in the financial responsibility regulations, the Department determines the institution is at risk of closure, or the institution fails the 90/10 rule. It establishes new supplementary performance measures the Department may consider in determining whether to certify or condition the participation of the institution, such as withdrawal rates, the amount of educational and pre-enrollment expenditures, and licensure pass rates where the institution is required by an accrediting agency or state to report licensure exam passage rates.

The rule also adds a provision to include all federal agencies and add state attorneys general to the list of entities that have the authority to share with each other and the Department any information pertaining to an institution’s eligibility for or participation in Title IV programs or any information on fraud, abuse, or other violations of law.

The new rule establishes a non-exhaustive list of conditions that the Department may apply to provisionally certified institutions, such as the submission of teach-out plans, the release of holds on student transcripts, restrictions or limitations on the addition of new programs or locations, restrictions on growth in enrollments or Title IV volume, restrictions on the ability to provide a teach-out on behalf of another institution, restrictions on the acquisition of other institutions, additional financial reporting requirements, and limitations on entering into written arrangements with other institutions for the provision of educational instruction.

The new rule requires provisionally certified schools that have major consumer protection issues to recertify after no more than three years. For institutions alleged or found to have engaged in misrepresentation, aggressive recruiting, or incentive compensation violations, the Department may require that the institution engage a monitor and submit marketing materials to the Department for its review and approval.

New Negotiated Rulemakings

On August 31, 2023, the Department issued a notice of its intent to establish a Student Loan Debt Relief negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under the HEA. As part of this rulemaking, the Department is considering revisions to its federal student loan compromise regulations, as well as adding regulations on the circumstances under which the Department may waive all or part of federal student loan debts. Negotiating sessions of Student Loan Debt Relief negotiated rulemaking committee are scheduled for October, November and December 2023. The Department has indicated

its intent to complete this rulemaking “as quickly as possible.” We are closely monitoring the Department’s negotiated rulemaking process, but we are unable to determine the potential impact of any future final regulations on our business at this time.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2023 and 2022 (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2023	% of Total Revenue	2022	% of Total Revenue	2023 vs 2022 % Change	2023	% of Total Revenue	2022	% of Total Revenue	2023 vs 2022 % Change
TOTAL REVENUE	$179,923		$168,420		6.8%	$562,085		$519,063		8.3%
OPERATING EXPENSES
Educational services and facilities (1)	33,502	18.6%	30,149	17.9%	11.1%	100,101	17.8%	85,506	16.5%	17.1%
General and administrative: (2)
Advertising and marketing	22,611	12.6%	32,827	19.5%	-31.1%	79,742	14.2%	96,051	18.5%	-17.0%
Admissions	21,198	11.8%	23,732	14.1%	-10.7%	70,511	12.5%	70,175	13.5%	0.5%
Administrative	40,653	22.6%	39,418	23.4%	3.1%	128,556	22.9%	113,000	21.8%	13.8%
Bad debt	7,592	4.2%	7,905	4.7%	-4.0%	26,519	4.7%	32,284	6.2%	-17.9%
Total general and administrative expense	92,054	51.2%	103,882	61.7%	-11.4%	305,328	54.3%	311,510	60.0%	-2.0%
Depreciation and amortization	3,914	2.2%	5,065	3.0%	-22.7%	13,438	2.4%	14,856	2.9%	-9.5%
Asset impairment	7,380	4.1%	-	0.0%	NM	8,715	1.6%	228	0.0%	NM
OPERATING INCOME	43,073	23.9%	29,324	17.4%	46.9%	134,503	23.9%	106,963	20.6%	25.7%

PRETAX INCOME	48,088	26.7%	31,292	18.6%	53.7%	169,744	30.2%	109,841	21.2%	54.5%
PROVISION FOR INCOME TAXES	6,781	3.8%	9,225	5.5%	-26.5%	39,280	7.0%	29,929	5.8%	31.2%
Effective tax rate	14.1%		29.5%			23.1%		27.2%

NET INCOME	$41,307	23.0%	$22,067	13.1%	87.2%	$130,464	23.2%	$79,912	15.4%	63.3%

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

Revenue

The current quarter and year to date revenue increased by 6.8% or $11.5 million and 8.3% or $43.0 million, respectively, as compared to the prior year periods, primarily driven by increased revenue at CTU. The improvement in revenue at CTU for the current quarter and current year to date was driven by a positive timing impact from the academic calendar and the 2022 acquisition that was not in the comparable prior year periods, as well as an increase in organic total student enrollments. Revenue declined at AIUS for the current quarter and year to date driven by the decline in total student enrollments as compared to the prior year period.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2023	2022	2023 vs 2022 % Change	2023	2022	2023 vs 2022 % Change
Educational services and facilities:
Academics & student related	$30,991	$25,674	20.7%	$92,347	$72,251	27.8%
Occupancy	2,511	4,475	-43.9%	7,754	13,255	-41.5%
Total educational services and facilities	$33,502	$30,149	11.1%	$100,101	$85,506	17.1%

The educational services and facilities expense for the current quarter and year to date increased by 11.1% or $3.4 million and 17.1% or $14.6 million, respectively, as compared to the prior year periods. Academics and student related costs increased by 20.7% or $5.3 million and 27.8% or $20.1 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter and year to date increases were impacted by a full period of expenses associated with the 2022 acquisitions as compared to a partial period of expenses in the comparative prior year periods. Partially offsetting the current quarter and year to date increase in academic and student related costs was a decrease in occupancy expense of 43.9% or $2.0 million and 41.5% or $5.5 million, respectively, as compared to the prior year periods.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2023	2022	2023 vs 2022 % Change	2023	2022	2023 vs 2022 % Change
General and administrative:
Advertising and marketing	$22,611	$32,827	-31.1%	$79,742	$96,051	-17.0%
Admissions	21,198	23,732	-10.7%	70,511	70,175	0.5%
Administrative	40,653	39,418	3.1%	128,556	113,000	13.8%
Bad debt	7,592	7,905	-4.0%	26,519	32,284	-17.9%
Total general and administrative expense	$92,054	$103,882	-11.4%	$305,328	$311,510	-2.0%

The general and administrative expense for the current quarter and year to date decreased by 11.4% or $11.8 million and 2.0% or $6.2 million, respectively, as compared to the prior year periods, primarily driven by decreases in advertising and marketing and bad debt expenses, as explained more fully below. Partially offsetting the current quarter and year to date decreases in these expenses were increased administrative costs as compared to the prior year periods.

Advertising and marketing expense for the current quarter and year to date decreased by 31.1% or $10.2 million and 17.0% or $16.3 million, respectively, as compared to the prior year periods, primarily driven by short-term operational changes made within AIUS during the current year.

Admissions expense for the current quarter decreased by 10.7% or $2.5 million and increased by 0.5% or $0.3 million for the current year to date, as compared to the prior year periods. The current quarter improvement was driven by decreased expenses within AIUS as a result of lower student enrollments and operational changes made during the current year. The year to date increase was primarily impacted by a full period of expense associated with the 2022 acquisitions as compared to less than a full comparable period of expense in the prior year period.

Administrative expense for the current quarter and year to date increased by 3.1% or $1.2 million and 13.8% or $15.6 million, respectively, as compared to the prior year periods. The current quarter increase was primarily due to the 2022 acquisitions, as mentioned above, and the current year to date increase was primarily driven by increased costs within Corporate and Other as well as the 2022 acquisitions as compared to the prior year to date.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2023 and 2022 was as follows (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2023	% of Segment Revenue	2022	% of Segment Revenue	2023 vs 2022 % Change	2023	% of Segment Revenue	2022	% of Segment Revenue	2023 vs 2022 % Change
Bad debt expense:
CTU	$4,529	3.8%	$3,678	3.8%	23.1%	$16,225	4.5%	$16,853	5.4%	-3.7%
AIUS	3,068	5.2%	4,232	6.0%	-27.5%	10,307	5.2%	15,465	7.5%	-33.4%
Corporate and Other	(5)	NM	(5)	NM	NM	(13)	NM	(34)	NM	NM
Total bad debt expense	$7,592	4.2%	$7,905	4.7%	-4.0%	$26,519	4.7%	$32,284	6.2%	-17.9%

Bad debt expense improved by 4.0% or $0.3 million and 17.9% or $5.8 million for the current quarter and year to date, respectively, as compared to the prior year periods. AIUS' bad debt expense decreased by 27.5% or $1.2 million which more than offset CTU's increased bad debt expense of 23.1% or $0.9 million for the current quarter as compared to the prior year period. For the year to date both CTU and AIUS' bad debt expense improved by 3.7% or $ 0.6 million and 33.4% or $5.2 million, respectively, as compared to the prior year period.

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

Operating Income

Operating income increased by 46.9% or $13.7 million and 25.7% or $27.5 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter and year to date improvement was primarily driven by the increased revenue along with lower advertising and bad debt expenses as compared to the prior year periods, partially offset with asset impairment charges of $7.4 million for the current quarter and $8.7 million for the current year to date.

Provision for Income Taxes

For the current quarter and year to date, we recorded a provision for income taxes of $6.8 million, reflecting an effective tax rate of 14.1% and $39.3 million, reflecting an effective tax rate of 23.1%, respectively, as compared to a provision for income taxes of $9.2 million, reflecting an effective tax rate of 29.5% and $29.9 million, reflecting an effective tax rate of 27.2% for the respective prior year periods.

The effective tax rate for the quarter and year to date ended September 30, 2023 was primarily impacted by a $4.5 million favorable discrete adjustment related to the recognition of the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the effective tax rate for the quarter and year to date by 9.3% and 2.6%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2023 reflects federal and state tax credits claimed for the 2022 tax return, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.2%, respectively. Additionally, the tax effect of stock-based compensation and the release of other previously recorded tax reserves reduced the effective tax rate for the quarter and year to date ended September 30, 2023 by 0.2% and 0.6%, respectively. The effective tax rate for the prior year quarter and year to date was impacted by the tax effect of a $1.4 million valuation allowance increase related to select combined state net operating losses which increased the effective tax rate for the quarter and year to date by 4.6% and 1.3%, respectively. The effective tax rate for the prior year quarter and year to date benefitted by the tax effect of federal and state tax credits claimed for the 2021 tax return, which decreased the effective tax rate by 0.3% and 0.1%, respectively. The tax effect of stock-based compensation and the release of previously recorded tax reserves for the 2022 year to date tax rate reflects 0.2% net benefit. For the full year 2023, we expect our effective tax rate to be between 22.5% to 23.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2023	2022	% Change	2023	2022	% Change	2023	2022
REVENUE:
CTU (1)	$120,552	$97,562	23.6%	$34,491	$31,506	9.5%	28.6%	32.3%
AIUS (2)	59,226	70,582	-16.1%	15,602	9,590	62.7%	26.3%	13.6%
Corporate and other	145	276	-47.5%	(7,020)	(11,772)	-40.4%	NM	NM
Total	$179,923	$168,420	6.8%	$43,073	$29,324	46.9%	23.9%	17.4%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2023	2022	% Change	2023	2022	% Change	2023	2022
REVENUE:
CTU (1)	$364,336	$311,171	17.1%	$118,632	$107,540	10.3%	32.6%	34.6%
AIUS (2)	197,128	207,034	-4.8%	44,683	29,846	49.7%	22.7%	14.4%
Corporate and other	621	858	-27.6%	(28,812)	(30,423)	-5.3%	NM	NM
Total	$562,085	$519,063	8.3%	$134,503	$106,963	25.7%	23.9%	20.6%

_________________

(1)
CTU’s results of operations include the Coding Dojo acquisition commencing on the December 1, 2022 date of acquisition.
(2)
AIUS’ results of operations include the CalSouthern acquisition commencing on the July 1, 2022 date of acquisition.

	TOTAL STUDENT ENROLLMENTS
	As of September 30,
	2023	2022	% Change
CTU	26,400	26,500	-0.4%
AIUS	10,000	15,200	-34.2%
Total	36,400	41,700	-12.7%

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

CTU. Current quarter and year to date revenue increased by 23.6% or $23.0 million and 17.1% or $53.2 million, respectively, as compared to the prior year periods. The increase in revenue was benefitted by a positive timing impact of the academic calendar and the 2022 acquisition which was not part of the comparative prior year periods, as well as underlying organic enrollment growth. Total student enrollments remained relatively flat at September 30, 2023 as compared September 30, 2022 due to a negative timing impact of the academic calendar redesign that offset underlying organic growth driven by improved student retention and growth in student enrollment from corporate partnerships. CTU’s academic calendar redesign may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact.

Current quarter and year to date operating income for CTU increased by 9.5% or $3.0 million and 10.3% or $11.1 million, respectively, as compared to the prior year periods driven by the increase in revenue discussed above, partially offset with increased operating expenses, including asset impairment charges of $7.4 million during the current quarter.

AIUS. Current quarter and year to date revenue decreased by 16.1% or $11.4 million and 4.8% or $9.9 million, respectively, as compared to the prior year periods. The decrease was primarily driven by a decrease in total student enrollments of 34.2% at September 30, 2023 as compared to September 30, 2022. The decline in student enrollments was impacted by short-term operating changes made during the current year discussed above within "2023 Third Quarter Overview".

Current quarter and year to date operating income for AIUS increased by 62.7% or $6.0 million and 49.7% or $14.8 million, respectively, as compared to the prior year periods driven by lower advertising and marketing, admissions, occupancy and bad debt expenses as compared to the prior year periods, which more than offset the decrease in revenue.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter and year to date decreased by 40.4% or $4.8 million and 5.3% or $1.6 million, respectively, as compared to the prior year periods, primarily driven by decreased legal fee expense.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2023, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $603.7 million. Restricted cash as of September 30, 2023 was $8.5 million and relates to amounts held in escrow accounts to secure post-closing indemnification obligations of the sellers pursuant to recent acquisitions. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2023. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and quarterly dividends payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions, share repurchases and quarterly dividend payments. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which commenced March 1, 2022 and expires September 30, 2024. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Share repurchases will remain a part of our capital allocation strategy. Since the March 1, 2022 inception date, the Company repurchased approximately 2.3 million shares for $25.9 million.

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

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds due to new or proposed regulations, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2023 and 2022, net cash flows provided by operating activities totaled $98.8 million and $107.6 million, respectively.

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

Investing Cash Flows

During the years to date ended September 30, 2023 and 2022, net cash flows used in investing activities totaled $31.2 million and $255.7 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $26.4 million and $207.6 million for the years to date ended September 30, 2023 and 2022, respectively.

Capital Expenditures. Capital expenditures decreased to $4.8 million for the year to date ended September 30, 2023 as compared to $9.1 million for the year to date ended September 30, 2022. Capital expenditures represented approximately 0.9% and 1.8% of total revenue for the years to date ended September 30, 2023 and 2022, respectively. For the full year 2023, we expect capital expenditures to be approximately 1.0% of revenue.

Financing Cash Flows

During the years to date ended September 30, 2023 and 2022, net cash flows used in financing activities totaled $12.4 million and $27.8 million, respectively. Payments to repurchase shares of our common stock were $2.7 million for the year to date ended

September 30, 2023 and $23.1 million for the year to date September 30, 2022. The current year to date included a $7.2 million dividend payment to Perdoceo shareholders.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.2 million and $1.6 million for the years to date ended September 30, 2023 and 2022, respectively.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2022 to September 30, 2023 were as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022	% Change
ASSETS
NON-CURRENT ASSETS:
Intangible assets, net of amortization	39,973	53,564	-25%
Goodwill	241,162	243,540	-1%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Income taxes	12,611	7,814	61%
Deferred revenue	38,704	71,590	-46%

Intangible assets, net of amortization: The decrease is primarily related to impairments associated with certain definite-lived intangible assets during the current quarter.

Goodwill: The decrease relates to opening balance sheet adjustments associated with the Coding Dojo acquisition.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2023.

Deferred revenue: The decrease is primarily related to the timing impact of the academic terms within CTU and AIUS as well as the decrease in total student enrollments at AIUS.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2023, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the credit agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of September 30, 2023, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of September 30, 2023 and December 31, 2022. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2022					$26,840,200
January 1, 2023—January 31, 2023	-		$-	-	26,840,200
February 1, 2023—February 28, 2023	-		-	-	26,840,200
March 1, 2023—March 31, 2023	225,154		13.43	59,920	26,023,778
April 1, 2023—April 30, 2023	-		-	-	26,023,778
May 1, 2023—May 31, 2023	161,074		11.88	161,074	24,107,027
June 1, 2023—June 30, 2023	1,800,000	(3)	12.27	-	24,107,027
July 1, 2023—July 31, 2023	-		-	-	24,107,027
August 1, 2023—August 31, 2023	-		-	-	24,107,027
September 1, 2023—September 30, 2023	-		-	-	24,107,027
Total	2,186,228			220,994

(1)
Includes 165,234 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.

(2)
On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million (the "2022 Repurchase Program") which commenced on March 1, 2022 and expires September 30, 2024.
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

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units	Exhibit 10.2 to our Form 10-Q filed on August 3, 2023

*10.2	Notice Regarding Payment of Dividend Equivalents on Deferred Stock Units	Exhibit 10.3 to our Form 10-Q filed on August 3, 2023

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema Document

+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: November 2, 2023	By:	/s/ ANDREW H. HURST
Andrew H. Hurst President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)