Form 10-K
period 2023-12-31
PERDOCEO EDUCATION Corp
filed 2024-02-21
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $12.27 per share closing sale price of the Registrant’s common stock on June 30, 2023 (the last business day of the Registrant’s most recently completed second quarter), was approximately $650,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 16, 2024, the number of outstanding shares of the Registrant’s common stock was 65,650,039.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders to be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report to the extent indicated herein.

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

ITEM 1. BUSINESS

OVERVIEW

Perdoceo’s accredited academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. Perdoceo's institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

Discussion of business operations, trends and key drivers of operating results will primarily focus on CTU’s degree programs, which represent a majority of CTU’s operations and the CTU segment. Specific references will be made to non-degree and professional development programs when material to the disclosure or necessary to understand the overall discussion.

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

AIUS is comprised of three universities: the American InterContinental University ("AIU"), Trident University International (“Trident” or “TUI”) and California Southern University ("CalSouthern"). The AIUS structure provides a framework for all three universities to continue to serve their unique student populations while benefitting from one university system. Although all universities operate under a shared governance structure and have a common mission, the system structure allows each to retain its name and customize its programs and instructional and student service models to the needs of its unique student populations.

Discussion of business operations, trends and key drivers of operating results will primarily focus on AIU, which represents a majority of the AIU System and AIUS reporting segment. Specific references will be made to the other universities or non-degree and professional development programs when material to the disclosure or necessary to understand the overall discussion.

Student Enrollments Statistics

Total student enrollments as of December 31, 2023 and 2022 were approximately 34,500 students and 39,200 students, respectively, with approximately 97% enrolled in our institutions’ fully-online academic programs for each of the years ended December 31, 2023 and 2022. Substantially all of the students attending our institutions reside within the United States of America. Total student enrollments and student enrollment statistics stated above and presented below do not include learners pursuing: a) non-degree and professional development programs, and b) degree seeking, non-Title IV participating, self-paced programs at our universities. Additional student enrollment demographic information for our institutions as of December 31, 2023 and 2022 was as follows:

Student Enrollments by Age Group

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2023	2022
Over 30	71%	68%
21 to 30	27%	29%
Under 21	2%	3%

Student Enrollments by Core Curricula

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2023	2022
Business Studies	74%	76%
Information Technology	14%	12%
Health Education	12%	12%

Student Enrollments by Degree Granting Program

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2023	2022
Doctoral and Master's Degree	13%	11%
Bachelor's Degree	70%	68%
Associate Degree	17%	21%

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

•
optimize student enrollment processes;
•
enhance student retention and engagement;
•
use technology as a differentiator;
•
leverage efficient and effective scalable shared services to support organic growth at our universities and as a key enabler for inorganic growth strategies; and

•
invest in student-serving processes that support our overall academic operations.

OUR BUSINESS

Through our two accredited academic institutions, we offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. We pursue a student-first mindset in our efforts to provide student support throughout the academic life cycle, from enrollment and orientation through ongoing coaching and learning leading up to graduation, which we believe enhances overall student learning experiences and academic outcomes. We are committed to investing in our academic institutions and student support technology, which we believe enables our student support teams to provide customized service that contributes to positive student experiences. Technology is a key enabler for us, and we are continuing to expand the use of artificial intelligence ("AI") and machine learning to additional areas of the student academic life cycle. We believe that our technology innovations provide students with tools that enable them to focus on educational content in a manner that is best suited to their personal learning style.

Marketing, Student Recruitment and the Student Enrollment Process

Our academic institutions seek motivated students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, our institutions develop and engage in a variety of marketing activities which build awareness of our institutions among prospective students. Our marketing programs are designed to focus on enrolling students who we believe will be more likely to succeed at one of our academic institutions and eventually complete their degree of choice.

Perdoceo primarily serves a non-traditional and diverse student population, including adult learners. Our students have a broad range of educational and employment experiences which contributes to their college-level readiness. Each of our universities has an admissions function responsible for interacting with prospective students interested in applying to an institution after they have expressed interest in learning more about our academic institutions and programs. Generally, to be qualified for admission to one of our universities, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet specific program admissions requirements.

We use data analytics to help us identify and focus on prospective students who are more likely to succeed at one of our universities. Our prospective student outreach process uses technology to provide a more customized approach to enable us to more effectively provide prospective students with relevant information to help them make more informed academic decisions.

One of our technology initiatives over the last few years to expand the use of AI and machine learning throughout the academic life cycle is AI-based virtual assistant “chatbots” that we have named Lucy at AIUS and Rosie at CTU. Both Lucy and Rosie have streamlined the process for prospective students who want to learn about our institutions and can address a majority of their questions while continuing to learn from their interactions. If these chatbots are unable to address a question, the prospective student is referred to our admissions personnel for additional assistance.

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

Once a decision has been made to enroll at one of our academic institutions, the financial aid team works with the prospective student, providing them with necessary information, including about various loans and grants available to finance their education. The focus is on getting these students financially prepared for school in a timely manner so that they can focus on their academic activities.

Every enrolled student is offered an orientation that is designed to prepare them to begin classes at our institutions. This orientation process also provides the opportunity for students to understand our academic and support services. We believe completion of these activities better prepares a student to make an informed decision about pursuing their education as well as allows them to be more successful as it simulates their classroom experience both online and in a campus-based environment. Completion of orientation does not financially obligate students, nor does it require students to continue their education with the university.

Additionally, first-time students who attend online programs at our universities and do not want to continue have 21 days after the start of their program to notify the university of their intention to withdraw. Students who notify and withdraw from the university within 21 days will not be responsible for any tuition-related expenses and are refunded any amounts they have paid in tuition and other institutional fees.

Employer Supported Students

Our universities have focused on strategic engagement with certain employers that support their workforces through education benefits such as tuition assistance programs. During 2023, both academic institutions continued to focus on and invest in engaging these students. We expect this continued engagement to result in new student interest through increased awareness of our institutions for the employees of these employers. Engaging with these employers provides us with an opportunity to connect with and educate a population of students we would otherwise not likely have access to. Students who attend our institutions from these employers are awarded grants from the applicable university to partially offset their tuition costs, the amount of which can vary and depend on the employer’s approach to supporting the educational pursuits of its workforce. Although the amount paid by these students results in lower revenue per student due to the grants awarded from the applicable university, the recruiting, marketing and support costs associated with these students are lower as well and many of these students are able to graduate from their chosen program of study with little or no debt. Further, these students are more likely to start class and tend to be more persistent in their pursuit of long-term learning, which we believe will result in higher life-time value per student. As of December 31, 2023, approximately 32.0% and 7.1% of total student enrollments at CTU and AIUS, respectively, attend due to these employer sponsored engagements.

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

Our student advising model promotes collaboration between faculty and student advisors, which we believe enhances effectiveness and provides students with consistent support and communication. Student advisors continue to work with students throughout their academic program to provide relevant and specific feedback and guidance as they progress through their classes. Additionally, a team of staff members from advising, admissions and financial aid works directly with each new student creating a student-service atmosphere and encouraging quality interactions.

Coupled with the student advising model, our academic institutions continually review course content and sequencing to ensure workload levels build gradually as students develop skills and acclimate to course expectations, which we believe improves academic outcomes. Courses have been redesigned to accommodate skill development holistically, which we believe will support progressive learning.

AIUS' student-centric framework focuses on having students interact with their admissions advisor from enrollment through the end of their first academic session and be subsequently supported by faculty and student advisors. We believe this structure improves overall student experiences and retention. This cross-functional strategy is aimed at improving student engagement throughout the student’s academic life cycle, with particular emphasis on the important onboarding phase and first academic term as the students adjust to their academic program. In 2023, AIUS launched a "Ready" course, which allows students to experience the classroom atmosphere weeks before classes begin.

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

Our curricula, instructional delivery tools and experienced faculty comprise the learning experience that provides our student population with a unique opportunity to develop the knowledge, skills and competencies required for specific careers. The curriculum development process focuses on desired career needs, while considering relative competencies necessary to achieve these career needs, as well as any applicable recommendations set forth by advisory boards, programmatic accrediting agencies and industry standards. Subsequently, learning objectives are identified and courses are developed which foster student engagement in activities and optimally result in the attainment of program learning outcomes.

Over the past two years, our institutions have continued the expansion of their offerings with the acquisition of non-degree professional development programs. These online courses offer upskilling and reskilling opportunities where one can develop skills and knowledge in a specific endeavor or area of interest.

Instructional Delivery

Our instructional delivery for our degree programs is based on the belief that learning depends on instructional methodologies that facilitate student engagement with the instructor, with other students and with the course content. This engagement is fundamental to student learning outcomes, regardless of whether instruction occurs within a physical or virtual classroom. We continue to focus on innovation in our delivery of online education to enhance the learning experience for students.

During 2023, we finalized a multi-year project to enhance and upgrade our student technology infrastructure. This included several upgrades to our virtual campus and mobile platforms and a redesign of our digital toolsets and technology that our faculty and student support teams utilize to serve and educate students throughout their academic life cycle. These upgrades are expected to further enhance student experiences, especially for our non-traditional adult learners, while driving efficiencies within the business.

Learning Management System

Construction of, and ongoing enhancement to, a virtual campus that engages online students with their instructor, peers and content is critical to the achievement of student learning outcomes. CTU and AIUS’ online instructional delivery is accomplished using innovative, student-focused learning management systems. While online content delivery is very common today, our course content delivery systems have several features that make them distinctive. Designed around students, our course content delivery systems allow for a rich, engaging student experience that represents innovative online methods of delivering content.

Our institutions have implemented the use of sophisticated personalized learning technologies through our virtual campus that provide intelligent, adaptive systems to power the delivery of personalized learning. We have a perpetual license to this technology and our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula.

Mobile Applications

Students at CTU and AIU have access to a mobile application and two-way messaging platform which were created to complement students’ mobile-centric lives. During 2023, we have upgraded our mobile technology framework allowing for better performance and increased stability. Approximately 95% of our students within these universities have opted in for the mobile application and to receive mobile notifications. Our students and staff are using the messenger application due to its ease and simplicity. The student benefits of these technological innovations include the ability to connect with their university in a different way, communicate efficiently with faculty, upload required documentation, track grades and degree progress in real-time and participate in courses from the palm of their hand, all of which contribute to increased student engagement. CTU and AIU also have a faculty mobile application which provides informative dashboards, the ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe make teacher-student interactions easier and more effective.

Faculty

Our institutions employ approximately 2,249 credentialed, geographically dispersed, full-time and part-time (i.e., adjunct) faculty who facilitate learning in our classrooms and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in accordance with current accepted higher education practices and in accordance with state, institutional accreditation and programmatic accreditation standards. Generally, our institutions require the instructor for any degree program courses to have a degree at least one level higher than the level of the course being taught (with the exception of faculty in our doctoral programs) plus teaching and/or industry experience. General education faculty members must possess at least a master’s degree. The average tenure of a faculty member at our institutions is approximately six years. We believe the longevity of our instructors is a testament to the focus we place on student learning and the consistent quality we strive for in our classrooms.

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

•
demonstration of scholarship.

Seasonality and Fluctuations in Results

Our quarterly net revenues and income may fluctuate primarily due to patterns of student enrollments. As a result, changes in the academic calendar may have an impact on quarterly comparability as each quarter may have non-comparable revenue-earning days because the academic calendar may align differently with each calendar year and the quarters therein. While operating costs for our institutions generally do not fluctuate significantly on a quarterly basis, we do traditionally increase our marketing investments during the first and third quarters in relation to the traditional back to school seasons.

Human Capital

As of December 31, 2023, we had approximately 4,350 employees, of which approximately 2,087 work for CTU and approximately 1,505 work for AIUS, with the remainder being corporate-level employees in areas such as marketing, information technology, financial aid, accounting, human resources, legal and compliance. Our employees include approximately 2,031 part-time adjunct faculty members and approximately 218 full-time faculty members. Other than our part-time adjunct faculty members, we have 34 part-time employees, some of which are student employees under the federal work study program.

The human capital objectives that we focus on reflect the nature of our business, our regulated industry and our guiding principles and strategic priorities discussed above under the heading “Guiding Principles and Strategic Priorities.”

We focus on achieving results in a compliant and ethical manner. New employees in student-serving functions such as admissions and financial aid participate in multi-week training programs, and our compliance monitoring programs and other ongoing compliance efforts in these and other areas are robust. The Compliance and Risk Committee of our Board of Directors regularly reviews the results of our compliance monitoring programs and matters reported through the Company’s internal system for reporting compliance concerns in order to monitor the effectiveness of these programs.

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

Our goal is to deploy resources in the most effective and efficient manner that we believe will lead to increased stockholder value while supporting and enhancing the academic quality of our institutions. This philosophy applies to our human capital resources as well. Significant management attention is focused on where to add human capital and other resources to grow responsibly, while at the same time monitoring human capital costs and promoting operating efficiencies. Employee turnover impacts human capital costs and operating efficiencies, and as a result, we have in the past seen improved operating results associated with improved tenure within student-serving functions. The Audit Committee of our Board of Directors regularly reviews information about employee turnover within the Company.

We are committed to a policy of equal employment opportunity. We value diversity and strive to create an atmosphere that supports the students and communities that we serve. Inclusivity is important in our approach to achieving a dynamic culture. We are committed to fostering an environment where differences are respected and valued and where employees feel empowered to share their experiences and ideas. The self-identified ethnicity or race of our full-time employees, including full-time faculty members, is approximately 52% White, 27% Black or African American, 11% Hispanic, Latinx or Spanish origin, 7% Asian, 1% American Indian or Alaskan Native and 1% Native Hawaiian or Other Pacific Islander, and our full-time employees are approximately 38% male and 62% female. The self-identified ethnicity or race of our part-time non-student employees, who are primarily part-time adjunct faculty members, is approximately 66% White, 21% Black or African American, 5% Hispanic, Latinx or Spanish origin, 4% Asian, 1% American Indian or Alaskan Native and less than 1% Native Hawaiian or Other Pacific Islander, and our part-time employees are approximately 50% male and 50% female.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and competitive, with no one provider having a significant market share. The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 5,800 postsecondary education institutions eligible for federal student aid in the United States for the academic year 2022-23, including approximately 2,200 for-profit schools; approximately 1,900 public schools which include state universities and community colleges; and approximately 1,700 private non-profit schools. According to the U.S. Department of Education (“ED” or the “Department”), over the 12-month period for academic year 2021-22, approximately 24.9 million students were enrolled in postsecondary institutions.

The domestic postsecondary degree-granting education industry was an approximately $702 billion industry for academic year 2020-21, according to a report published in 2023 by the Department. We compete in this industry primarily with other degree-granting regionally-accredited colleges and universities, both for-profit institutions like ours and public and private non-profit institutions. In particular, there is growing competition from online programs at these institutions as they increase their online offerings in response to growing prospective student interest.

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

Postsecondary institutions are also subject to significant regulations which provide for an oversight triad by mandating specific regulatory responsibilities for the accrediting agencies recognized by the Department, the federal government through the Department, and state higher education regulatory bodies.

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

Although competition exists, for-profit educators serve a segment of the market for postsecondary education that we believe has not been fully addressed by traditional public and private universities. Public and private non-profit institutions can face limited financial resources to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research, and the professor tenure system. Institutions may also control student enrollments to preserve the perceived prestige and exclusivity of their degree offerings. For-profit providers of postsecondary education offer prospective students the greater flexibility and convenience of their institutions' programmatic offerings and learning structure and an emphasis on applied content and the use of technology in the delivery of the education. At the same time, the share of the postsecondary education market that has been captured by for-profit providers remains relatively small. As a result, we believe that in spite of regulatory and other challenges facing the industry, for-profit postsecondary education providers continue to have significant opportunities to address the demand for postsecondary education.

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

ACCREDITATION, STATE REGULATION AND OTHER COMPLIANCE MATTERS

Institutional Accreditation

In the United States, accreditation is a process through which an institution subjects itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to meet its educational mission.

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

Both CTU and AIUS are accredited by the Higher Learning Commission (“HLC”) (www.hlcommission.org), an institutional accrediting agency that is recognized by the Department. CTU’s next re-affirmation of accreditation is scheduled for 2033. CTU had a comprehensive evaluation in 2023, during which HLC found that CTU continued to meet HLC’s criteria for accreditation. AIUS’ next re-affirmation of accreditation is scheduled for 2024. AIUS had a comprehensive evaluation in 2018, during which HLC found that AIUS continued to meet HLC’s criteria for accreditation.

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
Status as of February 21, 2024.
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

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by the state legislature) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). Forty-nine states plus the District of Columbia are SARA participants (www.nc-sara.org). CTU and AIUS are approved to participate in SARA by their home states (Colorado and Arizona, respectively).

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

In this regard, on January 3, 2019, the Company entered into agreements with attorneys general from 48 states and the District of Columbia to bring closure to multi-state inquiries ongoing since January 2014. As part of the agreements, the Company expressly denied any allegations of wrongdoing but agreed to, among other things, work with a third-party administrator that has reported on the Company's compliance with various obligations the Company committed to in the agreements. Operationally, the Company committed to:

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

Generally, the operational aspects we agreed to as part of the agreements with the attorneys general are for a six-year period. The Company voluntarily agreed to extend the engagement of the third-party administrator for two additional years beyond an initial three year period to enable the administrator to continue its review of the Company’s compliance program. The administrator has concluded that the Company has remained in substantial compliance with its operational commitments during this five year period.

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

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

A majority of our students require assistance in financing their education. Our institutions are approved to participate in the U.S. Department of Education’s Title IV federal aid programs. Our institutions also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces and other employers and education benefits administered by the Department of Veterans Affairs (“VA”). Our institutions that participate in federal and state financial aid programs are subject to extensive and frequently changing regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

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

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under the Title IV Programs described in the sections below. In addition, some students at our institutions receive education related benefits pursuant to certain programs for veterans and military personnel or through participating in employer benefit programs, the most significant of which are described further below.

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

A student is not required to meet any specific credit scoring criteria to receive a Direct Loan, but historically, any student with a default on a prior loan made under any Title IV Program may not be eligible for new loans unless the default has been cured through repayment progress. Through a recent temporary student loan initiative announced on April 6, 2022, students that had previously defaulted on a student loan are temporarily eligible for new loans which has increased interest from prospective students to continue their education at one of our academic institutions. This initiative, if not extended, is scheduled to expire in September 2024. The Department has established maximum annual and aggregate borrowing limits for Direct Loans.

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

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”)program. The 2023-24 maximum annual Pell Grant is $7,395, excluding any additional amount awarded pursuant to a year-round Pell Grant. Beginning with the 2017-18 award year, eligible students may receive year-round Pell Grant funds. A year-round Pell Grant program allows students to receive up to 150% of the student’s regular award, allowing students to maintain their enrollment status and receive Pell Grant funds for up to two additional academic terms during an award year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

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

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2023, and effective through July 31, 2024, the national cap of academic year tuition and fee charges for private institution of higher learning is $27,120. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The DoD updated the MOU in 2014 and 2019, in each case with enhanced requirements for institutions. The MOU requires that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, not use unfair, deceptive, and abusive recruiting practices, and provide academic and student support services to service members and their families. It contains requirements regarding the disclosures of costs and amounts covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. The MOU also incorporates the development and implementation of the “VA Shopping Sheet,” a standardized cost form with federal aid information which has evolved into what is now referred to by the Department as the “College Financing Plan”. The MOU conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. Both CTU and AIUS have signed each of the DoD’s standard MOUs, including the most recent in August 2019 which is effective through 2024.

Institutional Payment Plans

Some of our students will enter into institutional payment plans with our institutions to pay a portion, or occasionally all, of their institutional charges directly to the school. This may occur for students who have a gap between Title IV financial aid funding and other third-party aid available to them and the institutional charges or for students who are enrolled in programs or courses for which Title IV or other financial aid is not offered. The payment period for these plans varies and includes payment periods during the in-school period as well as those extending up to 12 months beyond graduation. The payment plans do not charge interest.

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

Institutions approved to participate in Title IV Programs sign a program participation agreement provided by the Department that describes the terms of participation and includes a number of certifications and assurances made by the head of the institutions. As long as an institution has submitted an application for re-certification at least ninety days prior to the expiration of its current program participation agreement, the institution’s eligibility to participate in Title IV Programs continues on a month-to-month basis until the Department completes its review. A 2021 regulation (the “2021 Regulation”) requires the Department to take action on a renewal application within twelve-months or the renewal application is granted subject to certain stipulations. This twelve-month provision has been deleted by the Department in regulations set to become effective on July 1, 2024. The Department may issue full certification to an institution, it may deny certification or it may elect to issue provisional certification, in which case the program participation agreement outlines additional requirements that the institution must meet.

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

In May 2019, both CTU and AIUS (then known as AIU) received renewals of their program participation agreements through March 31, 2021. CTU was removed from provisional certification, while AIUS remains on provisional certification due to open regulatory review processes with the Department at the time of the renewal. Following the Trident acquisition and AIU’s implementation of a university system model, institutional accreditation and approval by the Department continues at the AIU System level.

CTU and AIUS each submitted its application for recertification to continue participation in Title IV Programs on December 21, 2020, which was over ninety days in advance of their March 31, 2021 expiration dates. The Department has indicated it will not follow the 2021 Regulation that calls for a maximum of a twelve-month period of review on recertification applications with respect to CTU and AIUS, stating that the applications were submitted prior to the effective date of the 2021 Regulation. Both CTU and AIUS are waiting for the Department to complete its review of their applications.

In connection with its administration of Title IV Programs, the Department has broad powers to request information and review records of a participating institution. Since December 2021, the Company has responded to extensive requests for information from the Department's Investigation Group relating to CTU and AIUS and may be asked to respond to further requests in the future. Significant resources are required to respond to the requests and the Department’s review of information provided could lead to additional requests for information or claims of noncompliance with the extensive regulatory requirements relating to the administration of Title IV Programs.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Compliance with the extensive regulatory requirements applicable to our business can be costly and time consuming, and failure to comply could result in substantial financial penalties, severe restrictions on or closure of our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our institutions,” and “If the Department denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

Scrutiny of the For-Profit Postsecondary Education Sector

In recent years, Congress, the Department, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the FTC, state attorneys general, consumer advocacy groups and the media have all scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Department, DoD and the VA and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. In several cases, these groups have received significant financial support from third parties critical of our sector and have aligned on messaging that negatively impacts our sector during policy and rulemaking discussions. In addition, the current administration has made student loan forgiveness one of its top domestic policy objectives, and it has been aggressively pursued by the Department in cooperation with special interest groups, other federal agencies, State AGs and others. These groups collectively have focused efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students.

We continue to see one of the most challenging operating environments in recent memory as the Department has undertaken a complete overhaul of almost all of the major regulatory requirements associated with our participation in Title IV Programs and which disproportionally negatively impact the for-profit postsecondary education sector. Additionally, a number of the Department’s regulatory initiatives are explicitly targeted at negatively impacting the proprietary sector of education. In many cases the new regulatory requirements are unclear, require further clarification as to their interpretation or applicability or are subject or will be subject to legal challenges. We expect to continue to need to operate nimbly in this uncertain environment, making necessary changes to the extent possible to comply with the myriad of new vague or unclear rules or interpretations as well as new interpretations of existing rules. For example, in 2023, we materially reduced prospective student enrollment, marketing and outreach processes at AIUS during the year to limit the volume of new federal funding that the institution would receive and to preserve available funding for existing students under the Department’s new 90-10 Rule. Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate.”

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

Congress has subsequently taken several actions that effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. Congress could work to reauthorize the Higher Education Act in its entirety, pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs, or continue to extend existing Title IV Programs for more limited terms while continuing debate on broader policy objectives. Scrutiny of the for-profit postsecondary education sector and the ongoing policy differences in Congress regarding spending levels could lead to significant regulatory changes in connection with any reauthorization of the Higher Education Act. A recent proposal from Congress included significantly different obligations for institutions, including a sharing of the financial risks for students that do not repay their student loans. Additionally, legislative changes impacting Title IV Programs is included in broader legislation from time to time. For example, on March 11, 2021, President Biden signed a multi-faceted legislative package that includes new economic stimulus measures broadly targeting various aspects of the U.S. economy. Congress included in this legislation a modification to the “90-10 Rule” applicable to for-profit institutions that alters the measurement under the rule from the percentage of Title IV Program tuition revenue an institution receives to the percentage of “federal educational assistance” an institution receives.

On October 28, 2022, the Department published final regulations for three topics that were part of the Department’s 2021-2022 negotiated rulemaking agenda: 90-10 Rule, Change of Ownership, and Prison Education Programs. These regulations generally became effective July 1, 2023.

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

On April 6, 2022, the Department announced a student loan initiative, aimed at eliminating negative effects for federal student loan borrowers who are in default on existing student loans. The Department estimates the initiative will allow approximately 7.5 million borrowers with defaulted federal student loans to return to repayment while removing delinquencies, once repayment of federal loans restarts after the COVID related suspension of loan repayment. This initiative effectively provides the following benefits to these borrowers: restores access to repayment options, restores eligibility to receive new or additional federal student aid and stops any adverse consequences of collection agency efforts and negative credit reporting. This initiative, if not extended, is scheduled to end September 2024.

Many of these changes may be adverse to postsecondary institutions generally or for-profit institutions specifically. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the current administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult."

There continues to be significant uncertainty around the requirements and approach to handling applications for “borrower defense to repayment” due to a series of rulemakings and competing regulations published in 2016, 2019 and again in 2022 along with a number of legal challenges of those rulemakings and the Department's application of these rules to select institutions. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for a description of these regulations. The Department published its latest version of these rules in final regulations on November 1, 2022 in the Federal Register, which means the updated regulations were set to be effective July 1, 2023; however a pending legal challenge by a group of schools in Texas has resulted in a stay of aspects of the rule’s effectiveness pending judicial review (see “Negotiated Rulemaking 2022: Affordability and Student Loans” below).

Negotiated Rulemaking 2022: Affordability and Student Loans

In December 2021, the Department concluded negotiated rulemaking on a number of topics related to affordability and student loans. The topics discussed during these negotiations generally related to different Title IV regulations that impact the Department’s ability to discharge student loans. During the process, the Department expressed a goal of making it easier for students to have their loans discharged or forgiven and providing more favorable loan repayment terms. The Department also intends to make it easier to seek recovery of discharged loan funds from institutions. After taking public comment on proposed rules, the Department published final regulations on November 1, 2022 in the Federal Register, which means these regulations were generally effective on July 1, 2023, subject to a court imposed stay discussed below.

These new regulations from the November 1, 2022 Final Rule include the following topics:

•
discharges for borrowers with a total and permanent disability;
•
eliminating certain interest capitalization events not required by statute;
•
discharges for when a school falsely certifies a student was eligible for Title IV Program financial aid;
•
closed school loan discharges;
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

As published, these rules remove certain barriers and simplify the process for borrowers with a total and permanent disability and borrowers seeking public service loan forgiveness. The rules also expand closed school loan discharge provisions. The rules reduce the required supporting evidence and related obligations of students applying for BDR loan forgiveness, expand the categories students could raise in a BDR application, and provide the Department wide latitude to selectively adjudicate future BDR applications without affording institutions adequate opportunity to respond and potentially without regard to the individual merits of the BDR applications. The new BDR rules remove any statute of limitations on student claims and create a rebuttable presumption in favor of full loan forgiveness as opposed to partial relief for most approved applications, eliminating the Department’s approach under the previous rules of assessing whether and to what extent a student had been financially harmed. The rules also increase the burden on institutions to maintain and provide documentation to refute student claims. As a result, an institution’s failure to maintain and provide timely and responsive information that goes beyond the contents of a typical student’s academic file in response to future BDR applications could form the basis for loan forgiveness. The combination of the reduced requirements, increased categories, and presumptions will increase the likelihood of loan forgiveness and potentially create a significant financial incentive for existing and former students to apply for loan forgiveness regardless of a claim’s merit. In fact, the Department’s current efforts to settle litigation in the Sweet Matter (see Borrower Defense to Repayment: Department Settlement of Pending BDR Applications, Inducement of New Claims for more information regarding the Sweet Matter) reflects an attempt to discharge the loans for hundreds of thousands of students without regards to the merits of their claims and induced the filing of tens of thousands of new BDR applications in a matter of only a few months from students hoping to benefit from the opportunity afforded by the settlement.

On February 28, 2023, the Career Colleges & Schools of Texas (“CCST”) filed a lawsuit in the U.S. District Court for the Northern District of Texas challenging the Department’s recently promulgated borrower defense to repayment and closed school loan discharge regulations. CCST initiated the lawsuit in an effort to set aside the BDR rule on the grounds that it violates the U.S. Constitution and the Administrative Procedure Act. On August 7, 2023, a three-judge Fifth Circuit Court of Appeals panel granted a motion for an injunction pending appeal in the lawsuit. The motion stayed the effective date of the borrower defense to repayment and closed school loan discharge provisions that went into effect on July 1, 2023. On November 6, 2023, oral argument was heard by a three judge panel of the Fifth Circuit. As of this writing, the court has not issued its ruling. The stay is in effect until that same Fifth Circuit panel issues an order on the appeal.

Under previous BDR rules, the standards applicable to BDR applications generally correspond to the rules that were in effect when the loans were first disbursed to the student. The standards arising from prior regulations are sometimes referred to as the pre-2016 BDR standards, the 2016 BDR standards, and the 2019 BDR standards to correlate to the BDR rules initially applicable when adopted in 1994, and later revised by the Department in 2016 and 2019. The Department seeks to eliminate the differing standards that have resulted from these prior rulemakings with regard to borrower claim adjudications. If the new regulations survive the Fifth Circuit stay, the Department will apply its new standards to all pending and future BDR applications regardless of prior rules or limitations applicable to such BDR applications and regardless of the student’s loan disbursement date.

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

On August 22, 2023, the Department announced a new, more generous income driven repayment ("IDR") plan for student borrowers. This modified IDR plan was one of the 2022 negotiated rulemaking topics. The modified IDR plan calculates payments based on a borrower’s income and family size and not the loan balance and forgives outstanding balances after a certain number of years. The plan includes a feature that reduces many borrowers’ monthly payments to zero if their income level does not exceed certain levels. While the plan is intended to reduce the impact of prolonged student debt burdens, the plan is also likely to encourage some portion of students to take on more student loan debt than they might otherwise borrow assuming they will be able to have excess loan borrowing forgiven rather than having to repay what they have borrowed. A number of alternative institutional accountability measures that have been proposed by policy makers recently have sought to include loan defaults and repayment measures as an assessment of an institution’s qualification to participate in the federal loan program. The Department’s promotion, through this policy and others, of over borrowing could impact future default metrics and loan repayment metrics generally.

We continue to closely monitor the rulemaking process along with the Department’s public statements, legal filings, and other communications, but are unable to determine the ultimate impact of any final regulations on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the current administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business.

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

On July 28, 2022, the Department published in the Federal Register another set of proposed regulations for public comment covering a topic that was part of the 2021 affordability and student loan negotiations along with two topics that were part of the 2022 institutional and programmatic eligibility negotiations. After public comment on proposed rules, the Department published final regulations on October 28, 2022 in the Federal Register, which means these regulations became effective July 1, 2023.

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

The American Rescue Plan Act of 2021 (H.R.1319), passed on March 11, 2021, amended the Higher Education Act requirement of the 90-10 Rule that for-profit schools derive no more than 90% of their tuition and fee revenue from Title IV funds to require that for-profit schools derive no more than 90% of their tuition and fee revenue from generally any identifiable sources of federal funding. The regulation describing the new 90-10 Rule includes an expanded view of what federal aid is considered “federal educational assistance funds” under the rule, and is intended to include any identifiable revenue a school receives from tuition assistance programs offered by federal agencies, such as the Departments of Defense, Veterans Affairs, and Labor. The new rule also includes a number of technical changes, including a departure from the historical focus on cash basis revenue and existing Title IV Program cash management regulations. For example, in certain instances, institutions would be required to accelerate the receipt of, or would be deemed to have received, federal funds not received at the end of the annual measurement period. Although the Department published regulations in its Final Rule that are consistent with the consensus language reached during negotiated rulemaking, the Department included in the preamble to the regulation a number of interpretations that are likely not consistent with the consensus language and may potentially narrow and/or limit non-federal revenue that may be included by institutions in their annual calculations. These interpretations were offered with limited explanation and are expected to make future compliance with these regulations unclear and therefore more difficult for for-profit institutions.

We are continuing to monitor the Department’s interpretations, public statements, and other communications and have had to make adjustments in our operations in response to these new rules, but are unable to determine the ultimate impact of these final regulations on our business at this time. See Item 1A, "Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the current administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," and "Our institutions could lose their eligibility to participate in federal student financial aid programs, face limitations on their ability to serve new or former students or have other limitations placed upon them if the percentage of their revenues derived from certain federal programs is too high," for information about the potential impact of new regulations on our business.

Regulations targeting the eligibility of programs at for-profit institutions, called the “gainful employment” rule, have been republished and are set to become effective July 1, 2024. A prior Department rulemaking effort in 2019 resulted in the rescission of similar “gainful employment” regulations first adopted in 2015. Our institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” On October 30, 2014, the Department published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. In 2019, through new negotiated rulemaking sessions, the Department considered different options for adopting a uniform set of requirements that could be applicable to all schools and not specifically targeted at for-profit institutions. After a public comment period on its proposal, the Department published a final regulation on July 1, 2019 to rescind the 2015 gainful employment regulation effective on July 1, 2020. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, the Department continued to update the college scorecards it developed, which apply to all Title IV eligible institutions, with relevant information for prospective students. While the eligibility tests and disclosures associated with the 2015 gainful employment regulation were no longer required, the term “gainful employment” continues to exist in the Higher Education Act and CTU’s and AIUS’ Title IV eligible programs will continue to need to be career focused educational programs. The Department has completed rulemakings to re-adopt a new version of the gainful employment regulation as part of its 2022 negotiated rulemaking covering institutional and programmatic eligibility (see “Negotiated Rulemaking 2022: Institutional and Programmatic Eligibility” above). We are closely monitoring the Department’s public statements, legal filings, and other communications, regarding these new rules but are unable to determine the potential impact of the final regulations on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate –The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the current administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business.

2023 Negotiated Rulemakings:

On May 19, 2023, the Department published a Notice of Proposed Rulemaking for the following rules:

•
Gainful Employment ("GE")
•
Financial Value Transparency ("FVT")

•
Financial Responsibility
•
Administrative Capability
•
Certification Procedures
•
Ability to Benefit ("ABT")

GE and FVT Negotiated Rulemaking

Following public comment on proposed rules, on October 10, 2023, the Department published final regulations for a new GE rule. The new GE rule includes an eligibility framework that imposes additional requirements on for-profit sector programs, including our schools. The regulation uses two key metrics: Debt-to-Earnings (“D/E”) and Earnings Premium (“EP”) metrics to determine whether a program prepares students for gainful employment. The D/E metrics measure student debt at a program level against a measure of earnings. The EP metric measures student earnings at a program level against working individuals with a high school diploma or equivalent. GE programs that fail either the D/E or the EP metric in two of three consecutive years will lose Title IV eligibility. Programs offered by both AIUS and CTU are subject to the GE rule and could lose Title IV eligibility if their programs fail to pass the D/E rates and/or the EP measures. The rule also requires our institutions to warn current and prospective students if a program fails any metric in any year. The issuance of required GE warnings could deter prospective students from enrolling at our institutions and current students from continuing in their programs.

The FVT regulation establishes a framework that is designed to increase the quality and availability of information provided directly to students about the costs, sources of financial aid, and outcomes of students enrolled in all Title IV eligible programs. FVT disclosures apply to only certain Title IV eligible programs offered by all institutions and use the same D/E and EP metrics as the GE framework. While the FVT regulations do not contemplate penalties or sanctions as under the GE rule, the regulations require that current and prospective students be provided relevant disclosures and acknowledge when an educational program is associated with a high debt burden.

On December 22, 2023, the American Association of Cosmetology Schools (“AACS”) filed a lawsuit in the U.S. District Court for the Northern District of Texas challenging the GE rule. AACS initiated the lawsuit in an effort to set aside the GE rule on the grounds that it violates the U.S. Constitution and the Administrative Procedure Act and exceeds the Department’s authority under the laws passed by Congress.

The GE and FVT rules become effective on July 1, 2024. According to the Department's announcement, the first official GE D/E and EP rates will be published in early 2025, and programs may be deemed ineligible to participate in Title IV programs as of July 1, 2026. A loss or material reduction in eligible Title IV programs due to the GE rule would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted. We are continuing to evaluate the regulation, but given the complexity of the rules and the lack of our access to, and the lack of the Department providing transparency regarding, the earnings data used to calculate the metrics, we are unable to determine the ultimate impact of the regulation on our business at this time.

Financial Responsibility Negotiated Rulemaking

On October 31, 2023, the Department published new regulations on financial responsibility that become effective July 1, 2024. The Financial Responsibility regulations, among other things, significantly modify and expand the mandatory and discretionary triggering events that require an institution to post a letter of credit or other form of financial protection with the Department. The rule provides that a separate letter of credit of not less than 10% of the institution’s prior year Title IV receipts is required for each mandatory or discretionary triggering event, such that multiple triggering events could subject our institutions to substantial cumulative financial protection obligations.

Examples of mandatory triggering events in the rule include: lawsuits by federal or state authorities to impose an injunction, to establish fines or penalties, or to obtain financial relief, or in a qui tam action in which the federal government has intervened, subject to certain timing requirements; an action by the Department to recover from the institution for adjudicated borrower defense to repayment claims where the potential amount of recovery would cause the institution’s recalculated composite score to drop below 1.0; the institution has received at least 50% of its Title IV funds in its most recently completed fiscal year programs that are failing the GE rule; the institution is required to submit a teach-out plan by a state or federal agency, an accrediting agency, or other oversight body for reasons related to financial concerns; for an institution owned at least 50% by a publicly traded entity, the entity is subject to certain actions or events specified in the rule initiated by the Securities and Exchange Commission; the institution fails the 90-10 rule for its most recently completed fiscal year; and, the institution is subject to a default or other adverse condition under a line of credit, loan agreement, security agreement or other financing arrangement due to an action by the Department.

Specified discretionary triggers would provide the Department flexibility on whether to require a letter of credit based on the adverse financial impact the triggering event would have on the institution. Examples of discretionary triggers include: an accrediting agency or a federal, state, or other authority places the institution on probation, show cause, or comparable status; the institution is subject to a default or other specified adverse condition under a credit or financing arrangement (unless due to an action by the Department, which is a mandatory trigger); a “significant fluctuation” in Direct Loan or Pell Grant funds received by the institution over different award years that cannot be accounted for by changes in those programs; the institution has high annual dropout rates as calculated by the Department; the institution is under prior financial reporting obligations to the Department and has any of the following occurrences: negative cash flows, failure of other financial ratios, cash flows that significantly miss projections submitted to the Department, significant increases in withdrawal rates or other indicators of a significant change in the institution’s financial condition; pending group-process BDR claims; a discontinuation of programs that enroll more than 25% of the institution’s students who receive Title IV funds; a closure of locations that enroll more than 25% of its students who receive Title IV funds; a citation by a state licensing agency for failing to meet its requirements; the institution or a program loses eligibility to participate in another federal educational assistance program due to an administrative action; for an institution owned at least 50% by a publicly traded entity, a disclosure by the entity in a public filing that its owner is under investigation for possible violations of state, federal or foreign law; a citation and potential loss of education assistance funds from another federal agency if it does not comply with agency requirements; the institution is required to submit a teach-out plan or agreement, including programmatic teach-outs, by a state, the Department or another federal agency, an accrediting agency, or other oversight body; or any other event or condition that the Department learns about from the institution or other parties where the Department determines that the event or condition is likely to have a significant adverse effect on the financial condition of the institution.

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

Administrative Capability Negotiated Rulemaking

On October 31, 2023, the Department published new regulations on administrative capability (the "Administrative Capability" regulations) that become effective July 1, 2024. The Administrative Capability regulations expand the requirements for institutions to demonstrate that they are administratively capable of providing the education they promise and of properly managing Title IV program funds, adding new standards related to financial counseling and career services, adequate clinical and externship opportunities, timely disbursement of Title IV funds, compliance with high school diploma verification requirements, aggressive and deceptive recruitment tactics or conduct, gainful employment requirements, and significant negative actions by a federal, state or accreditation agencies. The changes also provide the Department with increased and explicit authority to make an administrative capability finding based on a broader set of issues than it has used historically. Such findings could lead to fines, limitations, suspensions, terminations or other actions, including placing the institution on a provisional program participation agreement or heightened cash monitoring.

Certification Procedures Negotiated Rulemaking

On October 31, 2023, the Department published new regulations on certification procedures (the "Certification" rule) that become effective July 1, 2024. The revised Certification rule provides a more rigorous process for certifying institutions to participate in the Title IV programs, both initially and on an ongoing basis. The changes increase the Department’s oversight of institutions at critical points of institutional review including initial certification, during provisional certification, after a change of ownership, at recertification, and when there is a risk of closure.

The Certification rule adds additional events that lead to provisional certification, such as if an institution is required to post a letter of credit because of a mandatory or discretionary triggers in the financial responsibility regulations, the Department determines the institution is at risk of closure, or the institution fails the 90-10 rule. It establishes new supplementary performance measures the Department may consider in determining whether to certify or condition the participation of the institution, such as withdrawal rates, the amount of educational and pre-enrollment expenditures, and licensure pass rates where the institution is required by an accrediting agency or state to report licensure exam passage rates.

The Certification rule also adds a provision to include all federal agencies and add state attorneys general to the list of entities that have the authority to share with each other and the Department any information pertaining to an institution’s eligibility for or participation in Title IV programs or any information on fraud, abuse, or other violations of law.

The new Certification rule establishes a non-exhaustive list of conditions that the Department may apply to provisionally certified institutions, such as the submission of teach-out plans, the release of holds on student transcripts, restrictions or limitations on the addition of new programs or locations, restrictions on growth in enrollments or Title IV volume, restrictions on the ability to provide a teach-out on behalf of another institution, restrictions on the acquisition of other institutions, additional financial reporting requirements, and limitations on entering into written arrangements with other institutions for the provision of educational instruction.

The new Certification rule requires provisionally certified schools that have major consumer protection issues to recertify after no more than three years. For institutions alleged or found to have engaged in misrepresentation, aggressive recruiting, or incentive compensation violations, the Department may require that the institution engage a monitor and submit marketing materials to the Department for its review and approval.

Ability to Benefit (ATB) Negotiated Rulemaking

On October 31, 2023, the Department published new regulations on Ability-to-Benefit ("ATB") that become effective July 1, 2024. The ATB regulations establish a regulatory definition of an Eligible Career Pathways Program ("ECPP") and clarify the distinction between students enrolled prior to July 1, 2012, whose eligibility under the ATB rules in place when they first enrolled remains unchanged, and students enrolled on or after July 1, 2012, who must be enrolled in an ECPP in addition to meeting one of the three ATB alternatives.

In addition, the final ATB rules require the institution to provide clearer, more comparable information on financial aid, including distinguishing between scholarships and loans that must be repaid; prohibiting colleges from withholding transcripts for federally funded courses; requiring adequate career services; and limiting the employment of individuals with a history of risky management of the federal student aid programs. They also require adequate financial aid counseling, an institution's aid offers must include, and establish documentation standards for institutions to demonstrate compliance.

Student Loan Debt Relief Negotiated Rulemaking

On August 31, 2023, the Department issued a notice of its intent to establish a Student Loan Debt Relief negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under the Higher Education Act. As part of this rulemaking, the Department is considering revisions to its federal student loan compromise regulations, as well as adding regulations on the circumstances under which the Department may waive or release all or part of federal student loan debts. The Department completed the negotiated rulemaking in December 2023 and is expected to publish proposed regulations for public comment by Spring 2024. It subsequently added a fourth session of discussions to specifically consider adding borrower hardships as an additional category of potential loan forgiveness. The authority drafted under this rulemaking gives the Department broad discretion to discharge loans under the Higher Education Act and may encourage the Department to take adverse actions against institutions as a means of achieving the current administration's stated goals of achieving the largest volume of student loan forgiveness. We are unable to determine the potential impact of any future final regulations on our business at this time.

2024 Negotiated Rulemaking

The Department has convened a negotiating committee to develop proposed regulations pertaining to the following topics:

•
The Federal TRIO programs
•
The Secretary's recognition of accrediting agencies
•
State authorization
•
Return to Title IV funds
•
Cash Management
•
The definition of "distance education" as it pertains to clock hour programs and reporting for students who enroll primarily online

The policy proposals offered by the Department and many of the partisan negotiators selected by the Department to participate as part of these negotiated rulemakings appear to be an effort by one part of the regulatory triad (federal) to impose its political will and directives on the other two members of the regulatory triad (state and accreditor). Proposals seek to force accreditors and state reciprocity oversight boards to adopt policy proposals advocated by activist groups working with the Department that have previously been evaluated but have not been adopted by those regulatory bodies. These proposals appear designed to give more power to activist groups that work to promote selective enforcement and advocate against proprietary education generally.

This committee met in January and February 2024 and will meet again in March 2024. We continue to closely monitor the Department’s rulemaking agenda, but we are unable to determine the potential impact of any future rule proposals or final regulations on our business at this time.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the current administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business.

The Department’s proposed and final rules discussed above impose additional burdens on academic institutions, and often apply unevenly. For example, the 90-10 Rule is an additional annual eligibility test requirement that applies exclusively to for-profit sector institutions. The GE rule is designed to primarily impose additional requirements on for-profit sector academic programs and many of the proposed modifications to other long standing existing rules contain new requirements that relate exclusively to for-profit sector institutions and their ownership structures. The previously adopted and rescinded GE regulation is discussed above in this “Legislative Action and Recent Department Regulatory Initiatives” section, and please see the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for an overview of the current rules relating to the 90-10 Rule, change of ownership or control, financial responsibility and administrative capability.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

To be eligible to participate in Title IV Programs, an institution must comply with the Higher Education Act and regulations thereunder that are administered by the Department. We and our institutions are regularly subject to audits and compliance reviews and periodically subject to inquiries, lawsuits, investigations, and/or claims of non-compliance from federal and state regulatory agencies, accrediting agencies, the Department, based on claims by present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards or other regulatory requirements applicable to us or our institutions. If the results of any such audits, reviews, investigations, claims or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, provisional certification or other civil or criminal penalties. In addition, if the Department or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or the Department’s regulations, that institution could be required to repay such funds, and could be assessed an administrative fine.

The Higher Education Act also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the Department for review. In May 2023, the OIG released a revised audit guide applicable specifically to proprietary schools and third-party servicers administering Title IV programs. The updated guide is effective for fiscal years beginning after January 1, 2023. The revised audit guide was effective for us for the year ending December 31, 2023 and applies to annual compliance audits due June 30, 2024 and thereafter. The new guide increases the requirements and testing procedures necessary when filing our annual Title IV compliance audits.

“90-10 Rule”

Under a provision of the Higher Education Act commonly referred to as the “90-10 Rule,” any of our institutions that, on modified cash basis accounting, derives more than 90% of its cash receipts from federal sources for a fiscal year will be placed on provisional participation status for its next two fiscal years, is required to provide warning notices to students regarding the potential loss of Title IV and may be required to post a letter of credit with the Department. If an institution does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in Title IV Programs for at least two fiscal years. We have substantially no control over the amount of federal funding sought by or awarded to our students. If an institution violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the Department could require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility

We have implemented various measures intended to reduce the percentage of our institution’s 90-10 revenue attributable to federal Program funds, including emphasizing employer-paid and other direct-pay education programs such as our corporate engagements, diversifying our educational offerings to increase the portion of our students who do not rely on Title IV Programs, recruitment of international students, the use of externally funded scholarships and grants and counseling students to carefully evaluate the amount of necessary Title IV Program borrowing consistent with Department regulations and guidance. Additionally, in 2023 we materially reduced prospective student enrollment, marketing and outreach processes within AIUS during the year in order to limit the volume of new federal funding that the institution would receive and preserve available funding for existing students.

The 90-10 rate calculations for the year ended December 31, 2022 under prior rules that measured only Title IV receipts were 82.0% for CTU and 83.9% for AIUS. As discussed above in “Legislative Action and Recent Department Regulatory Initiatives," the calculation for the 2023 fiscal year is calculated using the new calculation. The new 90-10 rules require a much greater level of granularity and research of different fund sources to determine whether there may be an indirect and otherwise unobvious federal connection. While our preliminary calculations of the 90-10 rates under the new rule show our institutions are in compliance with the 90-10 Rule for 2023, we are continuing our review of the applicable requirements and audit of our 2023 rates.

The regulation describing the new 90-10 Rule includes an expansive view of what federal aid is considered “federal educational assistance funds” under the rule, and is intended to include any identifiable revenue a school receives from tuition assistance programs offered by federal agencies, such as the Departments of Defense, Veterans Affairs and Labor, as well as any additional federal funding that may be received indirectly through other programs subsidized by federal sources that are intended to cover education expenses. The new rule also includes a number of technical changes, including a departure from the historical focus on cash basis revenue and existing Title IV Program cash management regulations. For example, institutions would be required to accelerate the receipt of, or would be deemed to have received, federal funds at the end of the annual measurement period. Although the Department published regulations in its Final Rule that are consistent with the consensus language reached during negotiated rulemaking, the Department included in the preamble to the regulation a number of interpretations that are not consistent with the consensus language and that may potentially narrow and/or limit non-federal revenue that may be included by institutions in their annual calculations. These interpretations were offered with limited explanation, are vague or unclear in many cases, may not be legally enforceable and are expected to make future compliance with these regulations more difficult or impossible for for-profit institutions.

We are continuing to evaluate the Department’s interpretations, public statements, and other communications regarding these recently adopted regulations. We have implemented various measures intended to reduce the percentage of our institutions’ cash basis revenue attributable to designated federal funding sources, including efforts to diversify the sources of our revenue. However, these measures may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90%, and may not be sufficient to allow our institutions to serve degree seeking prospective students at the same rates as we have historically or may require limiting the type or volume of new students we enroll or programs we offer. We may be required to modify our business operations, including reducing our investments in prospective student outreach and recruitment, in order to preserve our existing students’ ability to continue benefitting from financial assistance for their education pursuant to Title IV Programs.

On December 21, 2022, the Department published in the Federal Register the list of Federal Education Assistance to be included as “federal educational assistance” under the revised rule. This publication confirmed that government education assistance for military or veteran personnel is considered “federal educational assistance.” Furthermore, the Department indicates that the list is not all encompassing as certain non-federal entities may sub-grant award funds under various names, and that it is up to each institution to determine if there are federal funds included in amounts received from students or other funding sources, and the precise federal and non-federal breakdown in instances where funds may be co-mingled. The result makes compliance with the revised rule more difficult if not impossible in some cases, as well as adding additional layers of complexity for institutions to calculate a rate under the new rules.

The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our student enrollment mix, and Department regulations and guidance and other factors outside of our control. In addition, disagreements with, changes in, or new interpretations of, the technical aspects of the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule.

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

We have initiatives aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for loan counseling and communication with students after they cease enrollment. Our efforts supplement the counseling, processing and other student loan servicing work performed by the Department through contracts it has with select third parties. The quality and nature of the student loan servicing work performed by the Department has a direct impact on our cohort default rates and we have experienced past performance failures by the Department and its student loan servicers in outreach to students.

In September 2023, the Department released the official three-year cohort default rates for the 2020 cohort. Both of our institutions had cohort default rates under the 30% threshold for the 2020 cohort. We increased our student communication, counseling and other efforts in this area beginning in late 2016 and have begun to see improvements in the cohort default rate beginning with the 2016 cohort, however more recent rates have been favorably impacted by a pause in repayment requirements due to COVID as discussed above. A listing of the official 2020, 2019 and 2018 three-year cohort default rates for our institutions is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2020	2019	2018 (2)
American InterContinental University (1)
Chandler, AZ (Online) (Atlanta, GA and Houston, TX)	0.0%	4.4%	14.0%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	0.0%	4.3%	14.6%

______________________

(1)
Trident University students who entered repayment on or after March 2, 2020, will begin to be included in the American InterContinental University cohort default rates starting with the 2020 cohort.
(2)
Rates were modified based on corrections made as part of official appeal processes.

As part of the CARES Act, which was signed into law on March 27, 2020, federal student loan payments and interest were suspended for a period of time. Ultimately, student loan repayment started up again in October 2023, while interest began accruing on those loans as of September 1, 2023. During the suspended period, student loan borrowers had their loans placed in forbearance, and as such, were no longer required to make payments on their federal student loans. Consequently, no further defaults could occur during this period. Based on this forbearance, and more specifically the timing of it, we have seen a favorable impact on the CDR rates starting with the 2018 rates. We believe this favorability will at least continue through the 2022 cohort default rates, and expect the rates through the 2022 cohort to be at or near zero percent. With the forbearance period having ended in October 2023, and interest once again accruing on these loans, all students were encouraged to resume their next normally scheduled payment in October 2023. To assist with the resumption of loan repayment after a long hiatus, the Department issued an “on-ramp” program, which would not penalize students even if they failed to make the required payments for one year. As students become delinquent, they will automatically be redesignated by the Department’s loan servicers as in good standing up through September 2024. Due to lack of clarity with how the Department will end the “on-ramp” program and its timing, it is unclear if it will have a positive impact on the 2023 cohort. Separately, with the resumption of repayment this past October, borrowers have experienced numerous issues, such as having a new servicer to make payments to, not receiving or receiving incorrect information on their payment, and significantly long wait times to get through to the servicers. Furthermore, with the resumption of repayment, the Department also implemented a new repayment option called the “SAVE” plan. This plan was designed to generally be more favorable than all the other existing repayment plans, eliminating several options and therefore simplifying the repayment choices for borrowers. Under this new plan, starting with the October repayment resumption, among other benefits, many more borrowers will be eligible for a zero dollar repayment amount. Starting in July 2024, many borrowers with a repayment amount greater than zero will be eligible for a new, significantly reduced payment amount. Most borrowers, not already in an income-based repayment plan, will need to actively sign up for this new repayment plan with their federal loan servicer. It is unclear how this “on-ramp” process, coupled with the various servicer issues will ultimately impact cohort default rates in the future. Many of these servicers have been advertising long wait times for supporting student borrowers for an extended period of time which is likely to adversely impact the cohort default rates at our institutions. The Department has warned that defaults across all institutions may rise considerably when the blanket forbearance expires. Additionally, a number of recently adopted policies by the current administration have created disincentives for students to repay their loans, including forgoing a number of common consequences of nonpayment during this “on-ramp” period and frequently promoting a desire to provide broad based loan forgiveness. These policies are expected to negatively impact future default rates and recent reports show repayment trends on student loans that have re-entered repayment in October 2023, are significantly behind historical levels. As a result of all these changes, as well as the servicer issues, it is unclear what the impact will be on future cohorts as compared to historical rates.

Borrower Defense to Repayment

On November 1, 2016, the Department adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” ("BDR") regulations. On September 23, 2019, the Department published new final BDR regulations that became effective on July 1, 2020. The new 2019 final BDR regulations are summarized below and created a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020. On November 1, 2022, the Department published further revised and final BDR regulations that were to become effective on July 1, 2023. See “Legislative Action and Recent Department Regulatory Initiatives - Negotiated Rulemaking 2022: Affordability and Student Loans,” for more information. These regulations have been negotiated and revised multiple times by the Department, who has created competing standards and outcomes for institutions and student borrowers. Since their initial adoption in 2016 and with their subsequent modifications in 2019 and 2022, the Department’s BDR regulations have also been the subject of numerous legal challenges in different jurisdictions around the country. The Department subsequently used the settlement of a lawsuit that was primarily seeking improvements in the Department's processing of claims as a means of providing loan forgiveness, including previously denied and/or meritless claims and further adopting yet a new BDR process and set of standards applicable to claims pending as of that date. Numerous legal challenges remain pending regarding these regulations, making it difficult to predict what standards and processes will ultimately apply to historical or future student loans incurred by our current or former students.

2019 Final Regulations – Summary

Loan Discharge. The 2019 BDR regulations significantly altered how loan discharge applications are to be treated by the Department. In addition to adopting the more balanced burden of proof standard of “preponderance of the evidence,” the 2019 regulations provided for a single new federal standard for a misrepresentation claim a student may assert against its school. Under the new standard, an individual borrower may assert a defense to repayment based on the institution’s statement, act, or omission that is false, misleading, or deceptive. To be eligible for relief, the borrower would be required to demonstrate that the misrepresentation (1) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, (2) was relied upon by the borrower in making an enrollment decision, and (3) caused the student financial harm.

In addition, the 2019 final regulations eliminated the concept of automatic group loan discharges contained in the 2016 and subsequent 2022 regulations and require individual claims to be made by students and include a process for the institution to provide a defense to any claims asserted. Although these 2019 regulations were finalized and adopted, it does not appear that the Department implemented or applied them to any pending BDR applications and instead agreed to a settlement of existing claims (discussed below) that called for relying on a modified set of standards while they developed new standards and processes adopted in November 2022.

Department Settlement of Pending BDR Applications, Inducement of New Claims

On November 16, 2022, a California federal court in Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.) approved a settlement agreement entered into by the Department in a class action lawsuit that challenges the way the Department has been dealing with BDR applications over the past few years (“Sweet Settlement”). The Sweet Settlement provides a streamlined path to debt forgiveness for former students of over 150 schools, including AIUS, CTU, and institutions of ours that have previously closed. Neither the Company nor our current or former institutions are a party to this lawsuit. BDR applications for over 150 schools pending at the time of the settlement agreement were approximately 286,000, but expanded by an addition 180,000 applications prior to the court’s final approval following publicity about the opportunity afforded by the settlement. The Department has neither identified the number of claims nor the specific claims covered by the Sweet Settlement that are related to our institutions. Because the process agreed to by the Department in the Sweet Settlement does not follow the claim adjudication procedures set out in applicable regulations, while uncertain, we believe the claims covered by the Sweet Settlement cannot form the basis of a claim for recoupment against the Company or our institutions.

Pending Borrower Defense to Repayment Applications

In May 2021, the Department notified the Company that the Department has several thousand borrower defense applications that make claims regarding the Company’s institutions, including institutions that have ceased operations. As part of the initial fact-finding process, the Department sent individual student claims to the Company and allowed the institutions the opportunity to submit responses to the borrower defense applications. A majority of the claims received involve institutions or campuses that have ceased operations and, in some cases, involve students who attended over 25 years ago. We have submitted responses to the claims received which indicate that we believe the applications fail to establish a valid borrower defense and the Department should therefore deny them. We have responded to substantial requests for information going back as far as 25 years with respect to these claims. The initial volume of several thousand expanded significantly as the Department and outside interest groups have continued to promote different pathways for students to receive loan forgiveness or loan discharge. Despite our belief expressed in responses submitted to the Department that the applications fail to establish a valid borrower defense and the Department should therefore deny them, the Department has already agreed in the Sweet Settlement to discharge most of the applications we are aware of. Our belief is that those applications discharged pursuant to the Sweet Settlement would not be eligible for recoupment against the Company. Almost all of the applications we have been provided to date would be covered by procedures set forth in the Sweet Settlement. It remains unclear what loan discharge applications the Department may grant in the future and whether they will assert repayment claims against us regardless of the date the student loan was disbursed and the corresponding discharge standards and processes.

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

The express purpose of the 2022 BDR rules was to make it easier for students to have their loans discharged and to streamline the process of recoupment of discharged loan funds from institutions. Further, the processes and standards for a loan discharge are no longer governed by the loan disbursal date. Instead, new loan discharge processes and standards would apply to all future and pending discharge applications. In addition, the Department reinstated the group claims process and created a “third-party requester” process, which allows state attorneys general and legal aid organizations to file group claims on a borrower’s behalf.

On August 7, 2023, a three-judge Fifth Circuit Court of Appeals panel granted a motion for an injunction pending appeal in the lawsuit filed by CCST seeking to have the 2022 Borrower Defense to Repayment Final Rule vacated and enjoined. The motion stayed the effective date of the borrower defense to repayment and closed school loan discharge provisions of the 2022 BDR Final Rule. On November 6, 2023, oral argument was heard by a three judge panel of the Fifth Circuit. As of this writing, the court has not issued its ruling.

See Item 1, “Business – Legislative Action and Recent Department Regulatory Initiatives” and “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” for an overview of BDR.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – ‘Borrower defense to repayment' regulations, including closed school loan discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,” for more information about risks associated with the BDR and closed school loan discharge regulations.

Financial Responsibility Standards

To participate in Title IV Programs, our institutions must either satisfy standards of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and possibly accept other conditions on their participation in Title IV Programs. Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy on an annual basis a quantitative standard of financial responsibility that is based on a weighted average of three tests that assess the financial condition of the institution. The three tests measure primary reserve, equity and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. A composite score from 1.0 to 1.4 is considered to be in “the zone” of financial responsibility, and a composite score of less than 1.0 is not considered to be financially responsible. If an institution is in “the zone” of financial responsibility, the institution may establish eligibility to continue to participate in Title IV Programs under the Zone Alternative.

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

If an institution has a composite score of less than 1.0 it may continue to participate in Title IV programs under either of the following alternative bases:

• Letter of Credit Alternative. An institution that fails to meet one of the standards of financial responsibility, including by having a composite score less than 1.5, may demonstrate financial responsibility by submitting an irrevocable letter of credit to the Department in an amount equal to at least 50% of the Title IV Program funds that the institution received during its most recently completed fiscal year. By choosing this option, the institution qualifies as a financially responsible institution.

• Provisional Certification. If an institution fails to meet one of the standards of financial responsibility, including by having a composite score less than 1.5, the Department may permit the institution to participate under provisional certification for up to three years. If the Department permits an institution to participate under provisional certification, an institution must comply with the requirements of the Zone Alternative, including being transferred to the HCM1, HCM2 or “reimbursement” method of payment of Title IV Program funds, and must submit a letter of credit to the Department in an amount determined by the Department which can range from 10%-100% of the Title IV Program funds that the institution received during its most recently completed fiscal year. If an institution is still not financially responsible at the end of the period of provisional certification, including because it has a composite score of less than 1.0, the Department may again permit provisional certification subject to the terms the Department determines appropriate.

The Department applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. The Department also may apply the tests to the parent company of our institutions, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2022 was 3.0, and our preliminary calculation for the year ended December 31, 2023 is also 3.0, which is the highest possible score and considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy the Department’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

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

In addition to the annual tests referenced above, both the 2016 and 2019 borrower defense to repayment regulations include discussion of financial triggering events that may provide the Department discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. Recently promulgated changes to the financial responsibility regulations effective July 1, 2024 include updates to the list of triggering events that, if they occur, may require the posting of one or more letters of credit with the Department.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – A failure to demonstrate ‘financial responsibility’ or ‘administrative capability’ or meet new 'certification' requirements would have negative impacts on our operations,” for additional information regarding risks relating to the financial responsibility standards.

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

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with the Department refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2023, we have posted no letters of credit in favor of the Department due to non-compliance with the Department refund requirements.

Change of Ownership or Control

When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the applicable state approving agency, its accrediting agency and the Department, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the Department, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally re-certified by the Department for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including the Department, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the Department, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected institutions to participate in Title IV Programs. If we were to undergo a change of control and our institutions failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations and cash flows could be materially adversely affected.

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

On October 28, 2022, the Department, as part of 2021-2022 negotiated rulemaking agenda, published Final Regulations on Change of Ownership. The Department added a definition of main campus as “the primary physical location where the institution offers programs, within the same ownership structure of the institution, and certified as the main campus by the Department and the institution’s accrediting agency.” Also included is a required notification to the Department and students of planned change in ownership at least 90 days in advance. The new regulations also lower reporting of ownership interest changes to 5%, instead of the current 25% threshold and raised the threshold of full review of change in control from 25% ownership interest changes to 50%.

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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments

An institution participating in Title IV Programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or awarding Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. Regulations issued in October 2010 which became effective July 1, 2011 rescinded previously issued Department guidance and “safe harbors” relied upon by higher education institutions in making decisions about how they managed, compensated and promoted individuals and their supervisors engaged in student recruiting and awarding of financial aid. The elimination of these “safe harbor” protections and guidance required us to terminate certain compensation payments to our affected employees and to implement changes in contractual and other arrangements with third parties to change structures formerly allowed under Department rules, and has had an impact on our ability to compensate, recruit, retain and motivate affected admissions and other affected employees as well as on our business arrangements with third-party lead generators and other marketing vendors. In September 2016, the Department’s Office of Inspector General released a revised audit guide, subsequently amended, applicable specifically to for-profit schools that requires an annual audit to review compliance with the incentive compensation restrictions.

Further, the Department provides very limited published guidance regarding this rule and does not establish clear criteria for compliance for many circumstances. If the Department determined that an institution’s compensation practices violated these standards, the Department could subject the institution to substantial monetary fines, penalties or other sanctions, and exposure to increased risk of action under the False Claims Act.

Substantial Misrepresentation

The Higher Education Act prohibits an institution participating in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability or its relationship with the Department. Under the Department’s rules, a "misrepresentation" is any statement (made in writing, visually, orally or otherwise) made by the institution, any of its representatives or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive, and a "substantial misrepresentation" is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may revoke the institution’s program participation agreement, deny applications from the institution for approval of new programs or locations or other matters, initiate proceedings under its borrower defense to repayment regulations, or fine, limit, suspend, or terminate its eligibility to participate in Title IV Programs; the institution could also be exposed to increased risk of action under the Federal False Claims Act.

OTHER INFORMATION

Our website address is www.perdoceoed.com. We make available within the “Investor Relations” portion of our website under the caption “Annual Reports & SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC. Information contained on our website is expressly not incorporated by reference into this Form 10-K.

Item 1A. RISK FACTORS

Risks Related to the Highly Regulated Field in Which We Operate

Compliance with the extensive regulatory requirements applicable to our business can be costly and time consuming, and failure to comply could result in substantial financial penalties, severe restrictions on or closure of our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our institutions.

As a provider of postsecondary education and a participant in federal and state programs providing financial assistance to students, we are subject to extensive laws and regulation at both the federal and state levels and as well as by accrediting agencies. These requirements cover virtually all aspects of our business.

In particular, the Higher Education Act authorizes Title IV Programs and subjects participants to extensive regulation by the Department, state education authorizing agencies, and accrediting agencies. Our institutions’ participation in education assistance programs administered by the Departments of Defense and Veterans Affairs also subjects us to oversight by those agencies. In addition, other federal agencies such as the Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”) and various state agencies and state attorneys general enforce a broad range of consumer protection and other laws applicable to activities of postsecondary educational institutions, such as recruiting, marketing, the protection of personal information, student financing and payment servicing.

Because of these regulatory requirements, we are subject to compliance reviews and audits, as well as claims of noncompliance and lawsuits by government agencies based on claims by students, current and former employees and other third parties. These matters often require the expenditure of substantial time and resources to address and may damage our reputation, even if such actions are eventually determined to be without merit. For example, the Department has broad powers to request information and review records of an institution participating in Title IV Programs. These requests can be open-ended and do not necessarily relate to any specific allegations of wrongdoing or assert any compliance failures of any kind. We received such a request in December 2021. Due process safeguards and protections for institutions subjected to this type of information request are limited to the Department’s interpretation of the boundaries of its authority over institutions participating in Title IV programs.

The Department, under direction from the current administration, has taken an ever-expanding view on its authority over the administration of Title IV programs, institutions and loans, including overruling or ignoring a number of historical limiting precedents and due process safeguards. The Department has partnered with advocacy groups critical of the for-profit education sector in numerous aspects of its agenda, which have lobbied for targeting the sector and our schools. The President has appointed and the Department has hired a number of individuals that are critical of for-profit education into senior level positions within the Department. In addition to the above factors, recent and future rulemaking, the absence of transparency from the Department, and the administration’s stated ambition to discharge a maximum amount of student loans has created a challenging and, in some cases, uncertain regulatory environment for the sector and could lead the Department to take actions to limit, suspend, or terminate institutions, including ours, with little or no warning or due process protections.

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

Compliance with reviews and audits and applicable laws, regulations, standards or policies may impose significant burdens and a failure to comply could result in substantial financial penalties, severe restrictions on or closure of our operations, loss of federal and state financial aid funding for our students, or loss of authorization to operate our institutions.

If the Department denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted.

Under the provisions of the Higher Education Act, an institution must apply to the Department for continued certification to participate in Title IV Programs at least every six years or whenever it undergoes a change of control. Generally, the recertification process includes a review by the Department of an institution’s educational programs and locations, administrative capability, financial responsibility, and other regulatory oversight categories. Both AIUS and CTU are currently in the recertification process with the Department. AIUS is currently operating on a provisional program participation agreement due to open regulatory review processes with the Department at the time of its prior recertification. During the period of provisional certification, an institution must obtain prior Department approval to add an educational program, open a new location, or make any other significant change, which could negatively impact AIUS’ ability to take these actions. Institutions may be given provisional program participation agreements for very nominal or arbitrary reasons and we have seen in some instances without justification, including the existence of an open and pending audit or review within the Department’s discretion or unspecified issues arising out of past administrative capability issues. Recently, the Department has imposed a number of additional reporting, limiting and monitoring conditions on continued participation against institutions it has recertified.

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

We are dependent on the recertification and maintenance of Title IV Programs.

A substantial majority of our students rely upon Title IV Programs to assist in financing their education, and we derive a substantial majority of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2023, a majority of our students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts of approximately $484 million. As a result, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our students to participate, or that places significant additional burdens on or eliminates our ability to participate, would materially reduce the number of students who enroll at our institutions, our revenue and our profitability, and we would be unable to continue our business as it currently is conducted.

The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector and efforts of the current administration, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult.

The regulations, standards and policies of our regulators change frequently and are subject to interpretation, and interpretations may change over time or due to changes in presidential administrations. In particular, the Department promulgated a number of new regulations that become effective on July 1, 2024, including the Financial Value Transparency and Gainful Employment Rule, and revised Financial Responsibility, Administrative Capability, and Certification rules. In addition, the Department has announced and is in the process of promulgating a substantial number of new regulations that impact our business, including but not limited to updates to accreditation, state authorization, and distance education regulations discussed in a separate risk factor below.

The Higher Education Act guides the federal government’s support of postsecondary education. The U.S. Congress is required to periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. The Higher Education Act was last reauthorized by the U.S. Congress in 2008. When the Higher Education Act is reauthorized, existing programs and participation requirements are subject to change. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for more information about the reauthorization of the Higher Education Act. In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general, consumer advocacy groups, and the media have scrutinized the for-profit postsecondary education sector. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Scrutiny of the For-Profit Postsecondary Education Sector,” for more information about the focus on our industry. This scrutiny and efforts of the current administration led to significant regulatory changes. The Department has enacted and is continuing to pursue significant rulemaking initiatives that are likely to negatively impact our business. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for an overview of regulatory initiatives by the Department. Ongoing efforts by activists to change state authorization regulations, State Authorization Reciprocity Agreement ("SARA") reciprocity rules, and state-by-state standards could increase regulatory burdens on our business. See Item 1, “Business - Accreditation, State Regulation and Other Compliance Matters - State Regulation,” for more information about state regulation and SARA.

The Department issued a Dear Colleague Letter on February 15, 2023 that updated its existing guidance to significantly expand its interpretation of the types of service providers that qualify as participating in the administration of Title IV funds under the definition of a “Third Party Servicer.” This guidance was rescinded and the Department announced that it would provide stakeholders advance notice of any proposed changes. New guidance is expected in 2024. We may have service providers that elect to discontinue working with our institutions in light of the additional costs, administrative burdens and/or risk imposed by having to comply with Title IV requirements applicable to Third Party Servicers, which include annual compliance audits and contractual commitments to joint and several liability with the institution. Many of these ancillary support services have not traditionally had any role related to the administration of Title IV funds, but may in some limited way interact with or have access to provide support for our students. We will assess the support provided by various service providers against updated guidance, but are unable to determine the potential impact it may have on our business at this time.

On August 31, 2023, the Department issued a notice of its intent to establish a Student Loan Debt Relief negotiated rulemaking committee in response to the US Supreme Court striking down an earlier attempt by the current administration at broad student loan forgiveness. As part of this rulemaking, which concluded in December 2023, the Department is granting itself additional authority to forgive federal student loans. Subsequently, the Department agreed to reconvene a fourth negotiating session to consider adopting additional authority for loan discharge in the case of financial hardship. The Department completed the negotiated rulemaking in December 2023 and is expected to publish proposed regulations for public comment by spring 2024, however it has already announced broad loan forgiveness that relies on these proposed rules. The authority drafted under this rulemaking gives the Department broad discretion to discharge loans under the Higher Education Act and may encourage the Department to take adverse actions against institutions as a means of achieving the administration's stated goals of achieving the largest volume of student loan forgiveness in history. We are unable to determine the potential impact of any future final regulations on our business at this time.

On November 29, 2023, the Department issued a notice of its intent to establish a Program Integrity and Institutional Quality negotiated rulemaking committee to prepare proposed regulations. As part of this rulemaking, the Department is considering revisions to its federal regulations addressing accreditation, state authorization, distance education, Return of Title IV funds, cash management, and eligibility requirements for participation in the Federal TRIO Programs. Negotiating sessions of Program Integrity and Institutional Quality negotiated rulemaking committee are scheduled for January, February, and March 2024. We are closely monitoring the Department’s negotiated rulemaking process, but we are unable to determine the potential impact of any future final regulations on our business at this time.

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

Under revised regulations effective for calendar year 2023, any of our institutions may lose eligibility to participate in Title IV Programs if, on modified cash basis accounting, the percentage of the cash receipts derived from federal funding programs for two consecutive fiscal years is greater than 90%. The Department specified the sources of federal funding to be included in the 90-10 Rule in mid-December 2022, well after a substantial majority of students for the upcoming 2023 calendar year, a majority of those students which were in the process of continuing through their program, had already enrolled and elected financing for upcoming classes. Federal funding now includes tuition assistance under the Title IV program as well as tuition assistance benefits provided to members of the military and veterans as well as a significant number of other federal programs supporting higher education and training. Under this modified 90-10 Rule, an institution that derives more than 90% of its cash receipts from federal funding sources for any fiscal year will be placed on provisional participation status for its next two fiscal years and is required to issue notices to existing students about the potential loss of Title IV funding. The issuance of any required notice could deter prospective students from enrolling at our institutions and current students from continuing in their programs. We have substantially no control over the amount of Title IV student loans and grants, military or veteran education benefits, or other federal education assistance funds sought by or awarded to our students and given the significant existing student populations at our institutions when these rules were adopted, the 90-10 Rule operates retroactively to capture the significant federal funding those students were already utilizing and entitled to.

Additionally, we may not know at the time of receipt that funding used by a student was derived from a federal program. In addition, if the institution violates the 90-10 Rule for two consecutive fiscal years and becomes ineligible to participate in Title IV Programs, but continues to disburse Title IV Program funds, the Department would require the repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility. The Department also noted in its regulatory publication adopting the new rule that one of its expectations for this revised rule was to push students away from for-profit schools and into taxpayer subsidized community colleges and so we expect interpretations, guidance, and enforcement to generally be adverse to institutional compliance.

Several factors such as the increase in Title IV Program aid availability, including year-round Pell Grant funds, and budget-related reductions in state grant programs, workforce training programs, and other alternative funding sources have adversely affected our institutions' 90-10 Rule percentages in recent years, and we expect this negative impact to continue. Additionally, the lack of visibility into potential federal fund sources students may be using, the timing of the identification of the federal fund sources applicable to the 90-10 Rule, the lack of clarity regarding the definition of federal funds and those funds counting in the “10” as well as some of the technical aspects of the calculation methodology under the 90-10 Rule, and interest levels and variability in the timing of receipts of future cash payments made for allowable non-Title IV programs offered by our institutions, all make it difficult to predict future compliance with the 90-10 Rule. We have implemented various measures intended to reduce the percentage of our institutions’ cash basis revenue attributable to designated federal funding sources, including efforts to diversify the sources of our revenue. However, these measures may not be adequate to prevent our institutions' 90-10 Rule percentages from exceeding 90%, and may not be sufficient to allow our institutions to serve degree-seeking prospective students at the same rates as we have historically, or may require limiting the type or volume of new students we enroll or programs we offer. We may be required to modify our business operations, including reducing our investments in prospective student outreach and recruitment, in order to preserve our existing students’ ability to continue benefitting from financial assistance for their education pursuant to Title IV Programs. For example, in 2023, we materially reduced prospective student enrollment, marketing and outreach processes at AIUS during the year to limit the volume of new federal funding that the institution would receive to preserve available funding for existing students. Any necessary business changes could materially impact our revenue, operating costs and opportunities for growth. Furthermore, these business changes could make more difficult our ability to comply with other important regulatory requirements.

The ability of our institutions to comply with the 90-10 Rule will depend upon the composition of our future student population and their personal circumstances, as well as on regulatory changes and other factors outside of our control, including any increases or reductions in federally funded education assistance.

The Department may attempt to impose additional sanctions on institutions that fail the 90-10 Rule, but there is only limited precedent available to determine their legality or predict what those additional sanctions might be. For example, the new Financial Responsibility rule imposes a mandatory trigger for institutions that fail one year of the 90-10 Rule. The financial protection required would be a minimum of 10 percent of the previous year’s Title IV funds. This protection would remain in place until the institution passes the 90-10 Rule for two consecutive years. The Department could specify a wide range of additional conditions as part of the provisional certification and the institutions' continued participation in Title IV Programs. These conditions may include, but are not limited to: restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic, enrollment, and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting.

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

“Gainful Employment” regulations may subject us to significant disclosures and limitations, including program closures, which could materially reduce the enrollments and revenue at our institutions and negatively impact our future growth.

On October 10, 2023, the Department published final regulations for the GE rule. The GE rule includes an eligibility framework that imposes additional requirements on for-profit sector programs, including our schools. The regulation uses two key metrics: Debt-to-Earnings (“D/E”) and Earnings Premium (“EP”) metrics to determine whether a program prepares students for gainful employment. The D/E metrics measure student debt at a program level against a measure of earnings. The EP metric measures student earnings at a program level against working individuals with a high school diploma or equivalent. GE programs that fail either the D/E or the EP metric in two of three consecutive years will lose Title IV eligibility. Programs offered by both AIUS and CTU are subject to the GE Rule and could lose Title IV eligibility if their programs fail to pass the D/E rates and/or the EP measures. The rule also requires our institutions to warn current and prospective students if a program fails any metric in any year. The issuance of required GE warnings could deter prospective students from enrolling at our institutions and current students from continuing in their programs.

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

A failure to demonstrate "financial responsibility" or "administrative capability" or meet new "certification" requirements would have negative impacts on our operations.

All higher education institutions participating in Title IV Programs must, among other things, satisfy financial and administrative standards. Failure to meet these standards may subject an institution to: (1) additional monitoring and reporting procedures, the costs of which may be significant~~,~~; (2) alterations in the timing and process for receipt of cash pursuant to Title IV Programs; (3) a requirement to submit an irrevocable letter of credit to the Department in an amount equal to 10-100% or more of the Title IV Program funds received during its most recently completed fiscal year, which we may not have the capacity to provide; or (4) provisional certification for up to three years, in each case depending on the level of compliance with the standards and the Department’s discretion.

On October 31, 2023, the Department published new regulations on financial responsibility, administrative capability, and certification that become effective July 1, 2024. They impose a broad range of additional requirements on our institutions and would increase the possibility that our schools could be subject to additional monitoring, restrictions, financial protection, and reporting requirements, potential liabilities and sanctions, and potential loss of Title IV liability, which would have a material adverse effect on our business and results of operations.

The new Financial Responsibility regulations, among other things, significantly modify and expand the mandatory and discretionary triggering events that require an institution to post a letter of credit or other form of financial protection with the Department. The rules provide that a separate letter of credit of not less than 10% of the institution’s prior year Title IV receipts is required for each mandatory or discretionary triggering event, such that multiple triggering events could subject our institutions to substantial cumulative financial protection obligations.

Examples of mandatory triggering events in the regulations include: lawsuits by federal or state authorities to impose an injunction, establish fines or penalties, or to obtain financial relief, or in a qui tam action in which the federal government has intervened, subject to certain timing requirements; an action by the Department to recover from the institution for adjudicated borrower defense to repayment claims where the potential amount of recovery would cause the institution’s recalculated composite score to drop below 1.0; the institution has received at least 50% of its Title IV funds in its most recently completed fiscal year from programs that are failing the GE rule; the institution is required to submit a teach-out plan by a state or federal agency, an accrediting agency, or other oversight body for reasons related to financial concerns; for an institution owned at least 50% by a publicly traded entity, the entity is subject to certain actions or events specified in the rule initiated by the Securities and Exchange Commission; the institution fails the 90-10 rule for its most recently completed fiscal year; and, the institution is subject to a default or other adverse condition under a line of credit, loan agreement, security agreement or other financing arrangement due to an action by the Department.

Specified discretionary triggers provide the Department flexibility on whether to require a letter of credit based on the financial impact the triggering event would have on the institution. Examples of discretionary triggers include: an accrediting agency or a federal, state, or other authority places the institution on probation, show cause, or comparable status; the institution is subject to a default or other specified adverse condition under a credit or financing arrangement (unless due to an action by the Department, which is a mandatory trigger); a “significant fluctuation” in Direct Loan or Pell Grant funds received by the institution over different award years that cannot be accounted for by changes in those programs; the institution has high annual dropout rates as calculated by the Department; the institution is under prior financial reporting obligations to the Department and has any of the following occurrences: negative cash flows, failure of other financial ratios, cash flows that significantly miss projections submitted to the Department, significant increases in withdrawal rates or other indicators of a significant change in the institution’s financial condition; pending group-process BDR claims; a discontinuation of programs that enroll more than 25% of the institution’s students who receive Title IV funds; a closure of locations that enroll more than 25% of its students who receive Title IV funds; a citation by a state licensing agency for failing to meet its requirements; the institution or a program loses eligibility to participate in another federal educational assistance program due to an administrative action; for an institution owned at least 50% by a publicly traded entity, a disclosure by the entity in a public filing that it is under investigation for possible violations of state, federal or foreign law; a citation and potential loss of education assistance funds from another federal agency if it does not comply with agency requirements; the institution is required to submit a teach-out plan or agreement, including programmatic teach-outs, by a state, the Department or another federal agency, an accrediting agency, or other oversight body; or any other event or condition that the Department learns about from the institution or other parties where the Department determines that the event or condition is likely to have a significant adverse effect on the financial condition of the institution. The Department has used its discretion to selectively impose letter of credit requirements to create liquidity pressures and financially destabilize otherwise fiscally sound institutions.

The new regulations also add additional circumstances that would deem an institution to lack financial responsibility, such as: failing to make debt payments for more than 90 days; failing to meet payroll obligations; borrowing from employee retirement plans or restricted funds without authorization; failing to make timely refunds or returns of Title IV funds or pay Title IV credit balances; or failing to make repayments of any Title IV liabilities. Finally, the regulations establish new rules for evaluating financial responsibility during a change in ownership.

The Administrative Capability regulations expand the requirements for institutions to demonstrate that they are administratively capable of providing the education they promise and of properly managing Title IV program funds, adding new standards related to financial counseling and career services, adequate clinical and externship opportunities, timely disbursement of Title IV funds, compliance with high school diploma verification requirements, aggressive and deceptive recruitment tactics or conduct, gainful employment requirements, and significant negative actions by federal, state or accreditation agencies. The changes also provide the Department with increased and explicit authority to make an administrative capability finding based on a broader set of issues than it has used historically.

Such findings could lead to fines, limitations, suspensions, terminations or other actions, including placing the institution on a provisional program participation agreement or heightened cash monitoring.

The revised Certification regulations provide a more rigorous process for certifying institutions to participate in the Title IV programs, both initially and on an ongoing basis and include provisions that may further limit our ability to promote reduced student borrowing. The changes increase the Department’s oversight of institutions at critical points of institutional review including initial certification, during provisional certification, after a change of ownership, at recertification, and when there is a risk of closure.

The regulations add additional events that lead to provisional certification, such as if an institution is required to post a letter of credit because of a mandatory or discretionary triggers in the financial responsibility regulations, the Department determines the institution is at risk of closure, or the institution fails the 90-10 rule. It establishes new supplementary performance measures the Department may consider in determining whether to certify or condition the participation of the institution, such as withdrawal rates, the amount of educational and pre-enrollment expenditures, and licensure pass rates where the institution is required by an accrediting agency or state to report licensure exam passage rates.

The regulations also add a provision to include all federal agencies and add state attorneys general to the list of entities that have the authority to share with each other and the Department any information pertaining to an institution’s eligibility for or participation in Title IV Programs or any information on fraud, abuse, or other violations of law.

The new regulations establish a non-exhaustive list of conditions that the Department may apply to provisionally certified institutions, such as the submission of teach-out plans, the release of holds on student transcripts, restrictions or limitations on the addition of new programs or locations, restrictions on growth in enrollments or Title IV volume, restrictions on the ability to provide a teach-out on behalf of another institution, restrictions on the acquisition of other institutions, additional financial reporting requirements, and limitations on entering into written arrangements with other institutions for the provision of educational instruction.

Finally, the new regulations require provisionally certified schools that have major consumer protection issues to recertify after no more than three years. For institutions alleged or found to have engaged in misrepresentation, aggressive recruiting, or incentive compensation violations, the Department may require that the institution engage a monitor and submit marketing materials to the Department for its review and approval.

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

On November 1, 2022, the Department published further revised borrower defense to repayment regulations that were scheduled to become effective on July 1, 2023, with the express purpose of making it easier for students to have their loans discharged and to streamline the process of recoupment of discharged loan funds from institutions. The new regulations expanded the types of conduct that could support a successful borrower defense to repayment claim, including expanding the types of substantial misrepresentations that could support a claim and providing new sections addressing substantial omissions of fact, aggressive and deceptive recruitment, and adverse actions by the Department against institutions. Further, the processes and standards for a loan discharge are no longer governed by the loan disbursal date. These new loan discharge processes and standards were scheduled to apply to all future and pending discharge applications. In addition, the Department reinstated the group claims process and created a “third-party requester” process, which allows state attorneys general and legal aid organizations to file group claims on a borrower’s behalf.

On February 28, 2023, the Career Colleges & Schools of Texas (“CCST”) filed a lawsuit in the U.S. District Court for the Northern District of Texas challenging the Department’s recently promulgated borrower defense to repayment and closed school loan discharge regulations. CCST initiated the lawsuit in an effort to set aside the BDR Rule on the grounds that it violates the U.S. Constitution and the Administrative Procedure Act. On August 7, 2023, a three-judge Fifth Circuit Court of Appeals panel granted a motion for an injunction pending appeal in the lawsuit. The motion stayed the effective date of the borrower defense to repayment and closed school loan discharge provisions of the most recent BDR Rule scheduled to go into effect on July 1, 2023. On November 6, 2023, oral argument was heard by a three judge panel of the Fifth Circuit. As of this writing, the court has not issued its ruling. The stay is in effect until that same Fifth Circuit panel issues an order on the appeal.

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

In May 2021, the Department began providing us with borrower defense applications that assert claims regarding our institutions, including institutions that have ceased operations. The initial volume of several thousand significantly expanded as the Department and outside interest groups promoted different pathways for students to receive loan forgiveness or loan discharge. Despite our belief expressed in responses submitted to the Department that the applications fail to establish a valid borrower defense and the Department should therefore deny them, the Department has already agreed in the Sweet Settlement to discharge most of the applications we are aware of. Almost all of the applications we have been provided to date would be covered by procedures set forth in the Sweet Settlement. It remains unclear what loan discharge applications the Department may grant in the future and whether they will assert repayment claims against us regardless of the date the student loan was disbursed and the corresponding discharge standards and processes. Our defenses to the asserted repayment liability may not succeed. See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment,” for more information about the borrower defense to repayment regulations and our responses to these applications.

The Department’s interpretation and enforcement of the different versions of the borrower defense to repayment regulations, additional rule modifications regarding these regulations and other regulations regarding loan discharges, and the change in Department administration and policy objectives, has led to increased enforcement activities by the Department. For example, on February 16, 2022, the Department announced that nearly 16,000 borrowers will receive $415 million in borrower defense to repayment discharges for several institutions following the approval of four new findings and the continued review of claims. This includes approximately 1,800 former DeVry University students who will receive approximately $71.7 million in full borrower defense discharges, with the Department anticipating an increase in these amounts. DeVry University is a for-profit postsecondary institution, and the Department noted in its announcement that these are the first approved borrower defense claims associated with a currently operating institution and that it will seek to recoup the cost of the discharges from DeVry University. Other recent examples include Ashford University and University of Phoenix. On August 30, 2023, the Department announced the approval of $72 million in borrower defense to repayment discharges for more than 2,300 students who applied for relief from loans they took out to attend Ashford University (now owned by University of Arizona Global Campus), which was an online for-profit school based in San Diego. On September 20, 2023, the Department announced the approval of nearly $37 million in borrower defense to repayment discharges for more than 1,200 students who attended the University of Phoenix. The Department indicated that it intends to initiate recoupment proceedings against University of Arizona Global Campus and University of Phoenix to seek repayment of the liabilities associated with these approved claims.

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

In addition to potential liability associated with loan discharges, both the 2016 and 2019 borrower defense to repayment regulations include discussion of triggering events that may provide the Department discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. Recently promulgated changes to the financial responsibility regulations effective July 1, 2024 include additional triggering events that are discussed further below. If in the future we are required to post a letter of credit pursuant to the borrower defense to repayment regulations, we may not have the capacity to do so. Even if we are able to post a required letter of credit, doing so may limit our ability to make investments in our business which could negatively impact our future growth.

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

Under Department regulations published on October 31, 2022, which took effect on July 1, 2023 (and are currently stayed under the CCST litigation), the Department may grant automatic closed school loan discharges to students who do not re-enroll in another Title IV-participating institution within one year after becoming unable to complete their educational program due to a closure of their institution or institutional location. The Department has asserted loan discharge claims against us relating to closed campuses in our former All Other Campuses reporting segment for select students that withdrew or were dismissed from school just prior to a campus closure, despite the availability of a teach-out and opportunity to complete or other mitigating factors. In addition, pursuant to our acquisition of substantially all of the assets of Trident University, Trident University’s operations were brought within the scope of AIUS’ state licensure, accreditation and Department approval, with Trident University relinquishing its accreditor and Department approvals. As a result, we have incurred some and may incur additional closed school discharge liabilities if Trident University students do not complete their educational program after the closing of the transaction.

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

An institution must be accredited by an accrediting agency recognized by the Department in order to participate in Title IV Programs. See Item 1, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Institutional Accreditation.” The failure to comply with accreditation standards subjects an institution to additional oversight and reporting requirements, accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution's application for a new grant of accreditation, an action to suspend an institution's accreditation or a program's approval, or other negative actions. Future inquiries or actions by state or federal agencies could negatively impact our accreditation status. If our institutions or programs are subject to accreditation actions or are placed on probationary or other negative accreditation status, we may experience adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected institution and its students. In addition, if an accrediting body of our institutions loses recognition by the Department, that institution could lose its ability to participate in Title IV Programs. See Item 1, "Business - Student Financial Aid and Related Federal Regulation - Eligibility and Certification by the Department," for more information.

Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may be a prerequisite for or improve employment opportunities of program graduates in their chosen field. Those of our programs that do not have such programmatic accreditation, where available, or fail to maintain such accreditation, may experience adverse publicity, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

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

The Department requires institutions that participate in Title IV Programs to refer to the Department’s Office of the Inspector General credible information about fraud or other illegal conduct involving Title IV programs. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, the Department may find that our institutions do not satisfy the Department’s administrative capability requirements, which could have the adverse effects described in the risk factor captioned “A failure to demonstrate "financial responsibility" or "administrative capability" or meet new "certification" requirements would have negative impacts on our operations.” In addition, our ability to participate in Title IV Programs is conditioned on maintaining accreditation by an accrediting agency that is recognized by the Department. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause us to fail to meet accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV Programs.

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

We have been named as defendants currently and/or in the past in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our institutions. Current claims include a qui tam action filed in federal court by an individual plaintiff on behalf of themselves and the federal government alleging that we submitted false claims or statements to the Department in violation of the False Claims Act. See Note 12 "Contingencies" to our consolidated financial statements for discussion of these and certain other current matters. Additional actions may arise in the future.

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

If our institutions become ineligible to participate in various educational assistance programs, it could have a material negative impact on student enrollments and could have other adverse consequences.

Some students at our institutions receive education-related benefits pursuant to their employment or participation in programs for military or veteran personnel. If any decision is made that reduces our institutions’ eligibility to participate in these employer sponsored educational assistance programs or the programs benefitting military or veteran personnel, we could experience a material decline in student enrollments and revenue.

Risks Related to Our Business

Our financial performance depends on the level of student enrollments in our institutions.

Enrollment of students at our institutions is impacted by many of the regulatory risks discussed above and business risks discussed below, many of which are beyond our control. We also believe that the level of our student enrollments is affected by changes in economic conditions, although both the nature and magnitude of this effect are uncertain and may change over time. For example, during periods when the unemployment rate declines or remains stable, prospective students may have more employment options, leading them to choose to work rather than to pursue postsecondary education. On the other hand, high unemployment rates may affect the willingness of students to incur loans to pay for postsecondary education or to pursue postsecondary education in general.

Affordability concerns and negative perception of the value of a college degree increase reluctance to take on debt and make it more challenging for us to attract and retain students. We may experience decreasing enrollments in our institutions due to changing demographic trends in family size, overall declines in enrollment in postsecondary institutions, job growth in fields unrelated to our core disciplines or other societal factors. Further, we continue to make investments in and changes to our business which are designed to improve student experiences, retention and academic outcomes and support the long-term sustainable and responsible growth of our institutions. These initiatives may not be successful or the success of these initiatives may reduce over time.

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

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs may be much lower at community colleges than at our institutions. Many states have adopted or proposed programs to enable residents to attend community colleges for free.

Some of our competitors are more widely known and have more established reputations than our institutions. In addition, some of our competitors are subject to fewer regulatory burdens on enrollment and financial aid processes, which may enable them to compete more effectively for potential students. In particular, several of our publicly traded for-profit competitors have converted or are attempting to convert to a structure where a for-profit service company provides services to a non-profit educational institution, which reduces the impact of certain regulations on their operations, such as the 90-10 Rule and GE.

We also expect to experience increased competition as more postsecondary education providers increase their online program offerings (in particular programs that are geared towards the needs of working adults), including traditional and community colleges that had not previously offered online education programs, and increase their use of personalized learning technologies. This trend has been accelerated by the COVID-19 pandemic and companies that provide and/or manage online learning platforms for traditional colleges and community colleges. Increased competition may create greater pricing or operating pressure on us, which could have a material adverse effect on our institutions' enrollments, revenues and profit margins. We may also face increased competition in maintaining and developing new corporate and other engagements with employers, particularly as employers become more selective as to which online universities they will encourage or offer scholarships to their employees to attend and from which online universities they will hire prospective employees.

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

An increase in competition, particularly from traditional colleges with well-established reputations that rely on a history of selective admissions, may affect the success of our recruiting efforts to enroll and retain students who are likely to succeed in our educational programs, or cause us to reduce our tuition rates and increase our marketing and other recruiting expenses, which could adversely impact our profitability and cash flows.

Our financial performance depends on our ability to develop awareness among, and enroll and retain, students in our institutions and programs in a cost-effective manner.

If our institutions are unable to successfully conduct outreach for and recruit prospective students for their educational programs, our institutions' ability to attract and enroll prospective students in those programs could be adversely affected. We have been investing in our student admissions and advising functions and other initiatives to improve student experiences, retention and academic outcomes. If these initiatives do not continue to succeed, our ability to attract, enroll and retain students in our programs could be adversely affected. Further, Internet and other technology, including data gathering and marketing and advertising, is changing fast and we may be unable to adapt our initiatives to attract, enroll and retain students in a timely manner. Consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully conducting outreach and recruitment for our institutions and the programs that they offer include, but are not limited to: student or employer dissatisfaction with our educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; FTC or Federal Communications Commission restrictions on contacting prospective students, Internet, mobile phone and other advertising and marketing media; costs and effectiveness of Internet, mobile phone and other advertising programs; and changing media preferences of our target audiences.

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

Our success and ability to grow depends on the ability to hire, train and retain significant numbers of talented people. We face competition from companies in postsecondary education and other industries in attracting, hiring and retaining personnel who possess the combination of skills and experiences that we seek to implement our business strategy. In particular, our performance is dependent upon the availability and retention of qualified personnel for our student support operations. The negative publicity surrounding our industry sometimes makes it difficult and more expensive to attract, hire and retain qualified and experienced personnel, and the Department’s regulations related to incentive compensation affect our ability to compensate admissions and financial aid personnel. Our ability to effectively train our student support personnel and the length of time it takes them to become productive also impacts our results of operations. In addition, as a result of the overall tightening of the labor market and the competitive world for quality employees that emerged during the pandemic, we have had increasing difficulty in filling our open positions. This may result in additional costs in the future as we are required to provide increased compensation in order to attract and retain qualified employees.

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

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. Some factors that management considers when determining if a triggering event has occurred include reviewing the significant inputs to the fair value calculation and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, industry and market conditions as well as the most recent quantitative fair value analysis for each reporting unit and the amount of the difference between the estimated fair value and the carrying value. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we will be required to record an impairment charge in the consolidated statements of income. Our estimates of fair value are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses, including projections of newly acquired businesses. However, should we encounter unexpected economic conditions or operational results, have unforeseen complications with integration of newly acquired businesses or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimates of future cash flows, revenue growth, and discount rates could be negatively impacted and could result in an impairment of goodwill which could materially adversely affect our results of operations.

We rely on proprietary rights and intellectual property in conducting our business, which may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to our marks as well as distinctive logos and other marks associated with our services. These measures may not be adequate, and we cannot be certain that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights. Unauthorized third parties may attempt to duplicate the proprietary aspects of our curricula, online resource material and other content despite our efforts to protect these rights. Our management’s attention may be diverted by these attempts, and we may need to use funds for lawsuits to protect our proprietary rights against any infringement or violation.

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

The inability to maintain uniform standards, controls, policies and procedures; distraction of management’s attention from normal business operations during the integration process; the inability to attract and/or retain key management personnel to operate the acquired entity; the inability to obtain, or delay in obtaining, regulatory or other approvals necessary to operate the business; the inability to correctly estimate the size of a target market or accurately assess market dynamics; expenses associated with the integration efforts; and unidentified issues not discovered in the due diligence process, including legal contingencies.

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

Risks Related to Our Business Technology Infrastructure

If we, our third-party vendors, our regulators or any other quasi-governmental organization we are required to report information to are subject to cyberattacks, data breaches or other security incidents, or if there is a disruption or failure of our information technology systems or software, such events could expose us to liability and could adversely affect our financial condition and operating results.

As part of our business, we collect, process, use, and store sensitive data and certain personal information from our students and employees. We also utilize third-party vendors and provide information about our students and employees to governmental and quasi-governmental external agencies to satisfy different legal and regulatory requirements and use electronic payment methods to process and store some of this information, including credit card information. Our business relies on information technology networks and systems to store this data, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. Additionally, we maintain other confidential, proprietary or otherwise sensitive information relating to our business and from third parties.

The information technology networks and systems owned, operated, controlled or used by us, our third-party vendors or other external agencies may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, failures during the process of upgrading or replacing software or databases or components thereof, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, distributed denial-of-service attacks, brute force attacks, robocalls and other real or perceived cyberattacks or catastrophic events, all of which may not be prevented by our efforts to secure our networks and systems. Security incidents can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party vendors, external agencies or their personnel, or other parties. Security incidents are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. Any of these incidents could lead to interruptions or shutdowns of our platforms, disruptions in our ability to process service requests, record or analyze the use of our services, loss or corruption of data, or unauthorized access to, or acquisition of, personal information or other sensitive information, such as our intellectual property. We maintain policies and practices and operational safeguards, measures and controls aimed at reducing our cyber risk, protecting and recovering our data and ensuring business continuity, which include reasonable efforts to ensure that our third-party vendors maintain reasonable security, including encryption and authentication technology, and will notify us promptly if a security incident occurs. However, none of our or our vendors’ or external agencies’ security measures can provide absolute security. Advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors or external agencies, to adequately protect personal or other sensitive information, and there can be no assurance that we, our vendors or external agencies will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data or that any such data compromise or unauthorized access will be discovered in a timely fashion.

Like many businesses, we, our third-party vendors and external agencies have in the past and will in the future continue to be subject to cyberattacks, cybersecurity threats and attempts to compromise and penetrate our data security and systems and disrupt our services. Regular patching of each of our respective computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware, ransomware, viruses or “zero-day” viruses prior to their infecting our, our third-party vendors and/or external agencies’ computer systems or networks. Future cyberattacks against us, our third-party vendors or external agencies could lead to operational disruptions that could have an adverse effect on our ability to provide services to clients and customers and on our results of operations and financial results. Any general decline in Internet use for any reason, including security or privacy concerns, cost of Internet service or changes in government regulation, could result in less demand for online educational services and inhibit growth in our online programs.

Failure of our systems to operate effectively or a compromise in the security of our systems, or the systems of our affiliates or other third parties, that results in unauthorized persons or entities obtaining personal information or other sensitive information could materially and adversely affect our reputation, operations, operating results and financial condition. Actual or anticipated cyberattacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums and engage third-party specialists for additional services. Breaches in our data security or that of our affiliates or other third parties could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, potential claims, investigations, regulatory proceedings, litigation penalties and liability, could impede our processing of transactions and our financial reporting and could result in a disruption of our operations. In addition, we may incur other substantial costs in connection with remediating and otherwise responding to any data security incident, including potential liability for stolen client, student or employee data, repairing system damage, or providing credit monitoring or other benefits to clients, students or employees affected by the incident. Additionally, if we, our third-party service providers or external agencies experience security incidents that result in a decline in performance of necessary services, availability problems or the loss, corruption of, unauthorized access to or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to receive our services, and our reputation and market position could be harmed. Existing students may also decrease their use of our services or cease using our services altogether. The impact of these security threats, incidents and other disruptions are difficult to predict. Our insurance coverage for such security threats, incidents and other disruptions may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for them. This may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

The personal information that we collect may be vulnerable to breach, theft or loss which could adversely affect our reputation, operations and ability to attract and retain students.

In the ordinary course of our business, we maintain on our network systems, on the networks of our third-party providers, and have reported to external agencies certain information that is confidential, proprietary, personal (such as student information), or otherwise sensitive in nature, including financial information and confidential business information. Our computer networks, those of our vendors that manage confidential information for us or provide services to our students or us and those of external agencies can be accessed globally through the internet and are vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, installation of ransomware and malware and computer viruses, during regular use and in connection with hardware and software upgrades and changes. These attacks have become more prevalent and sophisticated. Unauthorized access, misuse, theft or hacks can evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. A user who circumvents security measures could misappropriate confidential or proprietary information or personal information about our students or employees, cause interruptions or malfunctions in operations or commit fraud. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software.

The FTC passed an amendment to the Safeguards Rule under the Gramm-Leach-Bliley Act ("GLBA"), effective on June 9, 2023, that updated data security requirements for financial institutions, including all Title IV institutions of higher education. The Department has increased enforcement authority by requiring auditors to verify an institution’s compliance with components of the Safeguards Rule. If the Department determines that an institution has not implemented a compliant information security program with the required elements by December 31, 2023, the institution would receive an audit finding and must submit a corrective action plan. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring and oversight.

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

The reliability of our program infrastructure and mechanisms to protect the personal information of our students is critical to our operations, reputation and ability to attract and retain students. A breach, theft or loss of personal information held by us, our vendors or an external agency, or a violation of the laws and regulations governing privacy, could have a material adverse effect on our reputation and ability to attract and retain students, or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

Our remote work environment may exacerbate the risks related to our business technology infrastructure.

Almost all of our employees work remotely, as do a number of our third-party service vendors. This remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technology infrastructure and systems and the risks of phishing and other cybersecurity attacks, unauthorized dissemination of confidential information and social engineering attempts. If a natural disaster, power outage, connectivity issue or other event occurs that impacts the ability of employees to work remotely, it may be difficult or, in certain cases, impossible for us to continue our business for a period of time, which could be substantial.

Risk Related to Our Common Stock

The trading price of our common stock may continue to fluctuate substantially in the future, and as a result returns on an investment in our common stock may be volatile.

The trading price of our common stock has previously and may continue to fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors include:

•
the actual, anticipated or perceived impact of changes in the political environment or government policies;
•
the outcomes and impacts on our business of the Department’s rulemakings, and other changes in the legal or regulatory environment in which we operate;
•
negative media coverage of the for-profit education industry;
•
general economic conditions or conditions in the postsecondary education field, including declining enrollments;
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
•
any reduction or elimination of dividends;
•
decisions by any significant investors to reduce their investment in us;
•
quarterly variations in our operating results, which sometimes occur due to the academic calendar and significant expense items that do not regularly occur;
•
loss of key personnel; and
•
price and volume fluctuations in the overall stock market, which may cause the market price for our common stock to fluctuate significantly more than the market as a whole.

Changes in the trading price of our common stock may occur without regard to our operating performance, and the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company. Further, the trading volume of our common stock is relatively low, which may cause our stock price to react more to the above and other factors. The fluctuations in the trading price of our common stock may impact an investor’s ability to sell their shares at a desired time or at a price considered satisfactory, including at or above the price at which the investor acquired them.

You may not receive the level of dividends previously provided under the dividend policy our Board of Directors has adopted, or any dividends at all.

We declared our first quarterly cash dividend in the third quarter of 2023 and have paid a quarterly dividend since then. However, we are not obligated to pay dividends on our common stock. Despite our history of paying dividends, the declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including earnings and cash flows, capital spending plans, financial conditions and other factors our Board of Directors may deem relevant. The terms of our indebtedness and any limitations imposed by regulatory authorities, among other factors, may also restrict us from paying cash dividends on our common stock under certain circumstances.

Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether we pay dividends and the level of any dividends we may pay in the future. Accordingly, you may not receive dividends in the previously issued amounts, or at all. Any reduction or elimination of dividends may cause the market price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the critical importance of assessing, identifying and managing material risks associated with cybersecurity threats, as well as developing, implementing and maintaining effective cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data. We focus significant resources on protecting our technology infrastructure and the personal information therein regarding applicants, our students, their families, our alumni and our employees. Our principal cybersecurity risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks.

The Board of Directors, as a whole, oversees the Company’s risk management through both the Company’s enterprise risk management program and the internal audit function. To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process.

The Board has delegated oversight of the Company’s management of cybersecurity risk to the Compliance and Risk Committee (the “Committee”). Directors with experience in cybersecurity are appointed to this Committee to assist in developing strategies and processes for protecting against, responding to, and remediating information security breaches. Those directors are Dennis Chookaszian, Patrick Gross and Leslie Thornton. The Committee reviews information security matters quarterly. In addition, the full Board regularly receives updates on cybersecurity matters from our Chief Information Officer, David C. Czeszewski, at each board meeting. The Chief Information Officer reports on, among other things, our cyber risks and threats, the status of projects to strengthen our information security systems, an assessment of the information security program, and the emerging threat landscape. Mr. Czeszewski has a Bachelor of Arts degree in business and computer studies and a Master in Business Administration. He has worked in the technology field since 1986, joined the Company in 2001, and has been its Chief Information Officer since 2013.

The Company also has a long-standing management-led Risk Committee (the “Risk Committee”) which is currently comprised of the President and Chief Executive Officer (who serves as the chair), Chief Financial Officer, General Counsel, Chief Compliance Officer, Chief Internal Auditor, Risk & Insurance Program Manager, Senior Vice President - American InterContinental University System, Senior Vice President - Colorado Technical University, Chief Information Officer and Vice President - Human Resources. The Risk Committee reviews enterprise-wide, business-unit specific and other discrete topic risk surveys and assessments, including cybersecurity risk. The Risk Committee reports identified cybersecurity risks, risk assessment and mitigation processes, effectiveness of risk management and related matters to the Committee.

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our processes to standards set by the Center for Internet Security (“CIS”). As part of these efforts to assess and mitigate the risks posed by cybersecurity incidents and cyber-attacks, we employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to help inform our cybersecurity risk identification and assessment. We also maintain an information security policy, which addresses privacy of student records under the Family Education Rights and Privacy Act of 1974 (“FERPA”), and require annual information technology security awareness training by employees. We also maintain a cybersecurity risk insurance policy as an additional element of our risk mitigation strategy.

We engage third-party experts to review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance. These third-party experts perform periodic cyber assessments, including security assessments using the CIS Controls cybersecurity framework. Our processes address cybersecurity threat risks associated with our use of these third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risks to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the headings “If we, our third-party vendors, our regulators or any other quasi-governmental organization we are required to report information to are subject to cyberattacks, data breaches or other security incidents, or if there is a disruption or failure of our information technology systems or software, such events could expose us to liability and could adversely affect our financial condition and operating results,” “The personal information that we collect may be vulnerable to breach, theft or loss which could adversely affect our reputation, operations and ability to attract and retain students,” and “Our remote work environment may exacerbate the risks related to our business technology infrastructure,” included as part of our risk factor disclosures within Item 1A of this Annual Report on Form 10-K. We have not encountered risks from cybersecurity threats, including as a result of any previous cybersecurity incidents in the last three fiscal years, which have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, and the expense we have incurred from cybersecurity incidents were immaterial.

ITEM 2. PROPERTIES

Our ground-based campuses located in Georgia (AIUS), Texas (AIUS) and Colorado (CTU) generally consist of teaching facilities, including classrooms and laboratories, and administrative offices. Additionally, we have administrative facilities located in the areas of Chicago, Illinois and Phoenix, Arizona, which are used for our universities and corporate functions.

We have transitioned our workforce to a primarily remote work environment, supported by our scalable and innovative technology infrastructure and we continue to look for ways to optimize our lease portfolio.

All of our campus and administrative facilities are leased except one in Houston, Texas. As of December 31, 2023, we leased approximately 0.4 million square feet under lease agreements that have remaining terms ranging from less than one year through 2032. The facility in Houston, Texas, is used by AIUS and is less than 0.1 million square feet of real property.

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

The closing price of our common stock as reported on the Nasdaq on February 16, 2024 was $17.52 per share. As of February 16, 2024, there were approximately 101 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 43078, Providence, RI 02940-3078 or at their website www.computershare.com/investor.

During 2023, the Company announced that its Board of Directors adopted a dividend policy. Pursuant to this policy, the Board of Directors intends to pay quarterly dividends, with the inaugural dividend paid on September 15, 2023 for holders of record of common stock as of September 1, 2023. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. Any decision to pay future cash dividends will be made by the Board of Directors and depend on the Company’s available retained earnings, financial condition, the impact of changing laws and regulations, economic conditions, general business conditions, capital spending plans, the anticipated effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. In addition to quarterly dividends, the Company reinvests earnings in our operations to promote future growth and, from time to time, executes repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. In addition, our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement. As of December 31, 2023, we are in compliance with the covenants of our credit agreement.

On January 27, 2022, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2022 and originally expired on September 30, 2023. On July 27, 2023, the Board of Directors of the Company extended the expiration date of the program to September 30, 2024. The other terms of the new stock repurchase program are consistent with the Company’s prior stock repurchase program which expired on February 28, 2022.

During 2023, we repurchased 0.5 million shares of our common stock for approximately $8.3 million at an average price of $15.38 per share under the Company’s current stock repurchase program. The timing of purchases and the number of shares repurchased under the program are determined by the Company’s management and depend on a variety of factors, including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. As of December 31, 2023, approximately $18.5 million was available under the stock repurchase program.

On February 20, 2024, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commences on March 1, 2024 (the “2024 Repurchase Program”). The 2024 Repurchase Program expires on September 30, 2025 and replaces and terminates the existing stock repurchase program that was originally set to expire on September 30, 2024. The other terms of the new stock repurchase program are consistent with the Company’s prior stock repurchase program.

The Board of Directors approved the aforementioned stock repurchase programs believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believed to be the intrinsic value of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2022				$26,840,200
January 1, 2023 - January 31, 2023	-	$-	-	26,840,200
February 1, 2023 - February 28, 2023	-	-	-	26,840,200
March 1, 2023 - March 31, 2023	225,154	13.43	59,920	26,023,778
April 1, 2023 - April 30, 2023	-	-	-	26,023,778
May 1, 2023 - May 31, 2023	161,074	11.88	161,074	24,107,027
June 1, 2023 - June 30, 2023 (3)	1,800,000	12.27	-	24,107,027
July 1, 2023 - July 31, 2023	-	-	-	24,107,027
August 1, 2023 - August 31, 2023	-	-	-	24,107,027
September 1, 2023 - September 30, 2023	-	-	-	24,107,027
October 1, 2023 - October 31, 2023	-	-	-	24,107,027
November 1, 2023 - November 30, 2023	318,832	17.48	318,832	18,528,794
December 1, 2023 - December 31, 2023	-	-	-	18,528,794
Total	2,505,060		539,826

(1)
Includes 165,234 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On January 27, 2022 the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million (the "2022 Repurchase Program") which commenced on March 1, 2022 and originally expired on September 30, 2023. On July 27, 2023, the Board of Directors of the Company extended the expiration date of the program to September 30, 2024. The 2022 Repurchase Program expired following the commencement of the 2024 Repurchase Program. Amounts relating to the 2024 Repurchase Program, if any, are not included in this chart because the program was approved after December 31, 2023.
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

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2023, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for Perdoceo, the Standard & Poor’s 500 Index and an index of peer companies selected by Perdoceo. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education: Adtalem Global Education Inc., American Public Education, Inc., Grand Canyon Education, Inc., Laureate Education, Inc., and Strategic Education, Inc. The performance graph begins with Perdoceo’s $11.42 per share closing price on December 31, 2018.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2018 and assumes the reinvestment of all dividends.)

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
•
Summary of Critical Accounting Policies and Estimates
•
Liquidity, Financial Position and Capital Resources

OVERVIEW

Perdoceo’s accredited academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. Perdoceo's institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

See Note 18 “Segment Reporting” for a description of each of our current reporting segments along with revenues, operating income and total assets by reporting segment.

Regulatory Environment and Political Uncertainty

We operate in a highly regulated industry, which has significant impacts on our business and creates risks and uncertainties. In recent years, Congress, the Department, states, accrediting agencies, the Consumer Financial Protection Bureau, the Federal Trade Commission, state attorneys general, consumer advocacy groups and the media have all scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the

Department, the Department of Defense and the Department of Veterans Affairs and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. In several cases, these groups have received significant financial support from third parties critical of our sector and have aligned on messaging that negatively impacts our sector during policy and rulemaking discussions. In addition, the current administration has made student loan forgiveness one of its top domestic policy objectives, and it has been aggressively pursued by the Department in cooperation with special interest groups, other federal agencies, state attorneys general and others. These groups collectively have focused efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students.

We continue to see one of the most challenging operating environments in recent memory as the Department has undertaken a complete overhaul of almost all of the major regulatory requirements associated with our participation in Title IV Programs and which disproportionally negatively impact the for-profit postsecondary education sector. Additionally, a number of the Department’s regulatory initiatives are explicitly targeted at negatively impacting the proprietary sector of education. In many cases the new regulatory requirements are unclear, require further clarification as to their interpretation or applicability or are subject or will be subject to legal challenges. We expect to continue to need to operate nimbly in this uncertain environment, making necessary changes to the extent possible to comply with the myriad of new vague or unclear rules or interpretations as well as new interpretations of existing rules. For example, in 2023, we materially reduced prospective student enrollment, marketing and outreach processes at AIUS during the year to limit the volume of new federal funding that the institution would receive and to preserve available funding for existing students under the Department’s new 90-10 Rule. Any actions that limit our participation in Title IV Programs or the amount of student financial aid for which our students are eligible would materially impact our student enrollments and profitability and could impact the continued viability of our business as currently conducted.

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

We believe certain non-GAAP measures allow us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. We believe the items we are adjusting for are not normal operating expenses reflective of our underlying business. In evaluating the use of non-GAAP measures, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of non-GAAP measures should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. A non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, operating income, earnings per diluted share, or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2023 Review

During the year ended December 31, 2023 ("current year"), we continued to focus on our key objectives of enhancing student experiences, retention and academic outcomes. We made further improvements to student-support operations, that we believe have further enabled us to serve and educate our students in an effective and efficient manner. We remained committed to operational excellence, enabling our faculty and student support teams to focus on delivering quality education to our students. We experienced strong improvements in student retention and engagement at both CTU and AIUS during 2023 as compared to 2022 as a result of these efforts.

Total student enrollments decreased 12.0% at December 31, 2023 as compared to December 31, 2022, with CTU’s increase of 3.2% being more than offset with AIUS’ decrease of 39.3%. CTU's increase in total student enrollments was primarily driven by organic enrollment growth due to improvements in student retention and engagement. The total student enrollment decrease at AIUS was expected as a result of the operational changes made within prospective student enrollment, marketing and outreach processes by AIUS earlier in 2023 to address regulatory changes which went into effect in July of 2023. AIUS has mostly reverted to normalized levels of operations during the fourth quarter of 2023.

During 2023, we continued to place emphasis on investing in and utilizing technology to elevate the academic experiences of our students and improve the efficiency and effectiveness of our institutions’ diverse student support functions, including investments towards enhancing student tools, the student portal and the overall classroom experience at our institutions. We are also actively exploring the integration of generative AI into our institutions’ various student processes. We continue to view technology as a catalyst and differentiator for us and remain committed to making selective investments that deliver a more meaningful and relevant educational experience for our learners. Additionally, our institutions’ corporate engagement programs remained a focus and they continued to make investments in staff and technology to further grow their programs in an effective and efficient manner. Lastly, with the support of data analytics, we continue to adjust our marketing strategies to further improve our focus on identifying prospective students who are more likely to succeed at one of our universities, as well as comply with updated expectations from various federal agencies around prospective student outreach.

We expect the strong levels of student retention and engagement that we experienced in 2023 to continue into 2024. Additionally, as AIUS has mostly reverted to normalized levels of operations in the fourth quarter of 2023, we expect AIUS to experience double digit total student enrollment growth during 2024 as compared to December 31, 2023. Full year revenue is expected to be lower for 2024 primarily as a result of the academic calendar redesign at CTU which will result in lower revenue-earning days in 2024 as well as the lag impact on revenue of lower beginning total student enrollments at AIUS. Management expects to optimize operating expenses for 2024 to mostly offset this expected decline in revenue.

Financial Highlights

Revenue for the current year increased by 2.1% or $14.8 million as compared to the prior year, resulting from an increase in revenue for CTU of 11.8% or $49.3 million partially offset with a decrease for AIUS of 12.5% or $34.2 million. The increase in revenue for the current year was driven by organic enrollment growth at CTU as well as a positive impact of the academic calendar redesign at CTU, which resulted in more revenue-earning days during 2023 as compared to 2022. CTU’s academic calendar redesign may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact. Additionally, revenue was positively impacted by the acquisitions completed in 2022 that were not part of the full comparative prior year period. The decrease within AIUS was driven by the operational changes discussed above which impacted student enrollment growth during the year and accordingly revenue.

Operating income for the current year increased to $150.4 million as compared to operating income of $129.6 million in the prior year. The increase in operating income for the current year was primarily due to lower marketing and admissions expenses in the current year driven by the operational changes made within AIUS, as well as the revenue growth for 2023 as compared to 2022.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $174.9 million for the current year as compared to $164.0 million in the prior year.

Adjusted operating income for the years ended December 31, 2023 and 2022 is presented below (dollars in thousands, unless otherwise noted):

	For the Year Ended December 31,
Adjusted Operating Income	2023	2022
Operating income	$150,446	$129,637
Depreciation and amortization (1)	16,887	19,734
Legal fee expense related to certain matters (2)	7,579	14,597
Adjusted Operating Income	$174,912	$163,968

	For the Year Ended December 31,
Adjusted Earnings Per Diluted Share	2023	2022
Reported Earnings Per Diluted Share	$2.18	$1.39
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets (1)	0.11	0.11
Legal fee expense related to certain matters (2)	0.11	0.21
Gain on sale of intangible assets (3)	(0.32)	-
Total pre-tax adjustments	(0.10)	0.32
Tax effect of adjustments (4)	0.02	(0.08)
Total adjustments after tax	(0.08)	0.24
Adjusted Earnings Per Diluted Share	$2.10	$1.63

___________________________

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

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our results for the year ended December 31, 2021, as well as the year-over-year comparison of our 2022 financial performance to 2021.

	For the Year Ended December 31,
	2023	% of Total Revenue	2022	% of Total Revenue	2021	% of Total Revenue
TOTAL REVENUE	$710,004		$695,208		$693,034
OPERATING EXPENSES
Educational services and facilities (1)	130,324	18.4%	116,723	16.8%	108,743	15.7%
General and administrative (2):
Advertising and marketing	102,588	14.4%	126,843	18.2%	137,228	19.8%
Admissions	91,359	12.9%	93,810	13.5%	96,403	13.9%
Administrative	170,922	24.1%	163,893	23.6%	140,529	20.3%
Bad debt	33,215	4.7%	41,574	6.0%	44,349	6.4%
Total general and administrative expense	398,084	56.1%	426,120	61.3%	418,509	60.4%
Depreciation and amortization	16,887	2.4%	19,734	2.8%	16,766	2.4%
Asset impairment	14,263	2.0%	2,994	0.4%	-	0.0%
OPERATING INCOME	150,446	21.2%	129,637	18.6%	149,016	21.5%
PRETAX INCOME	192,121	27.1%	134,269	19.3%	149,067	21.5%
PROVISION FOR INCOME TAXES	44,469	6.3%	38,402	5.5%	39,430	5.7%
Effective tax rate	23.1%		28.6%		26.4%

NET INCOME	$147,652	20.8%	$95,867	13.8%	$109,637	15.8%

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

Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

Revenue

Revenue for the year ended December 31, 2023 ("current year") increased 2.1%, or $14.8 million, driven by growth in revenue within CTU which was partially offset with a decrease in revenue for AIUS as compared to the prior year. The increase in revenue at CTU was driven by organic student enrollment growth, a positive impact from the academic calendar redesign and the 2022 acquisition that was not part of the full comparative prior year period. The decrease in revenue at AIUS was driven by the operational changes discussed above within "2023 Review" which impacted student enrollment growth during the year and accordingly revenue.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % Change	2022 vs 2021 % Change
Educational services and facilities:
Academics & student related	$120,023	$99,410	$91,426	20.7%	8.7%
Occupancy	10,301	17,313	17,317	-40.5%	0.0%
Total educational services and facilities	$130,324	$116,723	$108,743	11.7%	7.3%

Educational services and facilities expense for the current year increased by 11.7% or $13.6 million as compared to the prior year, driven by academic and student related expense primarily related to the 2022 acquisitions, which were not a part of the full comparative prior year period. Partially offsetting the current year increase in academic and student related costs was a decrease in occupancy expense of 40.5% or $7.0 million as compared to the prior year driven by the optimization of leased space related to our corporate headquarters.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % Change	2022 vs 2021 % Change
General and administrative:
Advertising and marketing	$102,588	$126,843	$137,228	-19.1%	-7.6%
Admissions	91,359	93,810	96,403	-2.6%	-2.7%
Administrative	170,922	163,893	140,529	4.3%	16.6%
Bad Debt	33,215	41,574	44,349	-20.1%	-6.3%
Total general and administrative expense	$398,084	$426,120	$418,509	-6.6%	1.8%

The general and administrative expense for the current year decreased by 6.6% or $28.0 million as compared to the prior year. The decrease was primarily driven by lower advertising and marketing, admissions and bad debt expenses, which was partially offset by an increase in administrative expense.

The advertising and marketing expense for the current year decreased by 19.1% or $24.3 million as compared to the prior year, primarily driven by short-term operational changes made within AIUS during the current year as well as adjustments made to our process around generating prospective student inquiries in order to comply with updated expectations from various federal agencies around prospective student outreach.

Admissions expense decreased by 2.6% or $2.5 million as compared to the prior year primarily due to decreased expenses within AIUS as a result of short-term operational changes made during the current year. This improvement was partially offset with increased admissions expenses related to the 2022 acquisitions, which have a full period of expense in the current year as compared to a partial period of expense in the prior year.

Administrative expense for the current year increased by 4.3% or $7.0 million as compared to the prior year, primarily due to the 2022 acquisitions, which have a full period of expense in the current year as compared to a partial period of expense in the prior year.

Bad debt expense incurred by each of our segments during the years ended December 31, 2023, 2022 and 2021 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	% of Segment Revenue	2022	% of Segment Revenue	2021	% of Segment Revenue	2023 vs 2022 % Change	2022 vs 2021 % Change
Bad debt expense by segment:
CTU	$20,223	4.3%	$21,640	5.2%	$20,150	4.9%	-6.5%	7.4%
AIUS	13,008	5.4%	19,971	7.3%	24,249	8.6%	-34.9%	-17.6%
Corporate and Other	(16)	NM	(37)	NM	(50)	NM	NM	NM
Total bad debt expense	$33,215	4.7%	$41,574	6.0%	$44,349	6.4%	-20.1%	-6.3%

Bad debt expense decreased by 20.1% or $8.4 million for the current year as compared to the prior year. Total bad debt expense as a percentage of revenue also improved for the current year by 1.3% as compared to the prior year. AIUS' and CTU's bad debt expense for the current year improved by 34.9% or $7.0 million and 6.5% or $1.4 million, respectively, as compared to the prior year.

Our student support teams have maintained their focus on financial aid documentation collection and are counseling students through the Title IV financial aid process so that they are better prepared to start school. Additionally, various federal aid initiatives, some of which are temporary, simplified the process for students to receive the financial support needed to continue their education. We have also focused on emphasizing employer-paid and other direct-pay education programs such as corporate engagements as students within these programs typically have lower bad debt expense associated with them. We continue to expect quarterly fluctuations in bad debt expense, especially as some of the various federal aid initiatives expire. We regularly evaluate our reserve rates, which includes a quarterly update of our analysis of historical student receivable collectability based on the most recent data available and a review of current known factors which we believe could affect future collectability of our student receivables, such as the number of students that do not complete the financial aid process.

Operating Income

Operating income for the current year increased by 16.1% or $20.8 million as compared to the prior year. The current year increase was primarily driven by the increased revenue along with lower admissions, advertising and marketing, occupancy and bad debt expenses as compared to the prior year, partially offset with an increase of $11.3 million related to asset impairment charges for the current year as compared to the prior year.

Provision for Income Taxes

For the year ended December 31, 2023, we recorded a tax provision of $44.5 million, which includes a $4.5 million favorable adjustment related to the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the effective tax rate by 2.4% and a $0.7 million favorable adjustment related to federal and state credits claimed for the 2022 tax return and anticipated for the 2023 tax year, which decreased the effective rate by 0.4%. The 2023 effective tax rate also reflects a $0.3 million favorable adjustment associated with the tax effect of stock-based compensation, which decreased the effective rate by 0.1%.

For the year ended December 31, 2022, we recorded a tax provision of $38.4 million, which includes an $0.8 million unfavorable adjustment associated with the tax effect of stock-based compensation, which increased the effective rate by 0.6%. The 2022 effective tax rate reflects the establishment of a full valuation allowance of $1.4 million with respect to select combined state net operating losses that were anticipated to go unused based on expectations and $0.9 million related to the expected non-deductibility of reductions in the carrying value of our equity investment, which collectively increased the effective rate by 1.7%. In 2022, we re-evaluated the character of the loss incurred on the elimination of a wholly-owned subsidiary in 2021 and re-categorized this transaction in the 2021 tax returns as an ordinary loss attributable to the stock of a worthless subsidiary. This resulted in the elimination of a $3.1 million deferred tax asset and offsetting valuation allowance with respect to the capital loss carryforward, which had an offsetting impact on the effective tax rate of 2.3%.

For the full year 2024, we expect our effective tax rate to be between 25.5% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the years ended December 31, 2023 and 2022 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our results for the year ended December 31, 2021, as well as the year-over-year comparison of our 2022 financial performance to 2021.

	For the Year Ended December 31,
	2023	2022	2021	2023 vs 2022 % Change	2022 vs 2021 % Change
REVENUE:
CTU (1)	$468,926	$419,617	$408,549	11.8%	2.7%
AIUS (2)	240,300	274,479	283,360	-12.5%	-3.1%
Corporate and Other	778	1,112	1,125	NM	NM
Total	$710,004	$695,208	$693,034	2.1%	0.3%

OPERATING INCOME (LOSS):
CTU (1)	$144,008	$141,622	$148,481	1.7%	-4.6%
AIUS (2)	45,283	33,315	39,130	35.9%	-14.9%
Corporate and Other	(38,845)	(45,300)	(38,595)	-14.2%	17.4%
Total	$150,446	$129,637	$149,016	16.1%	-13.0%

OPERATING INCOME (LOSS) MARGIN:
CTU (1)	30.7%	33.8%	36.3%
AIUS (2)	18.8%	12.1%	13.8%
Corporate and Other	NM	NM	NM
Total	21.2%	18.6%	21.5%

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

	As of December 31,
	2023	2022	2021	2023 vs 2022 % Change	2022 vs 2021 % Change
TOTAL STUDENT ENROLLMENTS:
CTU	26,000	25,200	24,700	3.2%	2.0%
AIUS	8,500	14,000	15,700	-39.3%	-10.8%
Total	34,500	39,200	40,400	-12.0%	-3.0%

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by participating in class related activities during the previous two weeks. Total student enrollments do not include learners pursuing: a) non-degree seeking and professional development programs, and b) degree seeking, non-Title IV, self-paced programs at our universities.

Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

CTU. Current year revenue increased by 11.8% or $49.3 million as compared to the prior year. The increase in revenue at CTU was driven by organic student enrollment growth, a positive impact from the academic calendar redesign and the 2022 acquisition that was not part of the full comparative prior year period. Total student enrollments increased by 3.2% at December 31, 2023 as compared to December 31, 2022, driven by improved student retention and growth in student enrollments from corporate engagements, which more than offset a negative timing impact of the academic calendar redesign. CTU's academic calendar redesign may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact.

Current year operating income for CTU increased by 1.7% or $2.4 million as compared to the prior year, driven by the increase in revenue discussed above, partially offset with increased operating expenses, including increased asset impairment charges of $12.2 million as compared to the prior year.

AIUS. Current year revenue decreased by 12.5% or $34.2 million as compared to the prior year. The current year decrease was primarily driven by a decrease in total student enrollments of 39.3% at December 31, 2023 as compared to December 31, 2022. The decline in student enrollments was impacted by short-term operating changes made during the current year discussed above within "2023 Review".

Current year operating income for AIUS increased by 35.9% or $12.0 million as compared to the prior year, driven by lower admissions, advertising and marketing, occupancy and bad debt expenses as compared to the prior year, which more than offset the decrease in revenue.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current year decreased by 14.2% or $6.5 million as compared to the prior year, primarily as a result of decreased legal fee expense.

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

Assumptions and judgment: Revenue recognition includes assumptions and significant judgments including determination of the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606 as well as the assessment of collectability. We analyze revenue recognition on a portfolio approach under ASC Topic 606. Significant judgment is used in determining the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606. We have determined that all of our students can be grouped into one portfolio. Based on our past experience, students at different universities, in different programs or with different funding all behave similarly. Enrollment agreements all contain similar terms, refund policies are similar across all institutions and students work with the university to obtain some type of funding, for example, Title IV Program funds, Veterans Administration funds, military funding, employer tuition assistance or self-pay. We have significant historical data for our students which allows us to analyze collectability. We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each student contract separately.

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

A one percentage point change in our allowance for credit losses as a percentage of gross earned student receivables as of December 31, 2023 would have resulted in a change in pretax income of $0.7 million during the year then ended.

Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, would likely have a material impact on the realizability of our receivables.

Goodwill Impairment

Description: Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. Goodwill often involves estimates based on third-party valuations, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under ASC Topic 350, we review goodwill for impairment on an annual basis or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. In making this assessment we assess qualitative factors to determine whether it is more-likely-than-not the fair value of the goodwill is less than its carrying amount. If we conclude based on the qualitative assessment that goodwill may be impaired, we then perform a quantitative one-step impairment test, and an impairment loss would be recognized for the excess of the carrying value over the fair value of the goodwill. Any subsequent increases in goodwill would not be recognized on the consolidated financial statements.

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

We did not record any goodwill impairment charges during the years ended December 31, 2023 and 2022, and have $241.2 million and $243.5 million of goodwill as of December 31, 2023 and 2022, respectively.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2023, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $604.2 million. Restricted cash as of December 31, 2023 was $1.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Hippo acquisition. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We generated cash in 2023 as a result of improved operating performance and expect to continue to do so in 2024. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and quarterly dividends payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions, quarterly dividend payments and share repurchases. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million, which commenced March 1, 2022 and originally expired on September 30, 2023. On July 27, 2023, the Board of Directors of the Company extended the expiration date of the program to September 30, 2024. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors.

On February 20, 2024, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commences March 1, 2024. The program expires September 30, 2025 and replaces the existing stock repurchase program that was originally set to expire on September 30, 2024. The other terms of the new stock repurchase program are consistent with the Company’s prior stock repurchase program.

The Board of Directors approved the aforementioned stock repurchase programs believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believed to be the intrinsic value of the Company’s common stock.

On September 8, 2021, the Company and the subsidiary guarantors thereunder entered into a credit agreement with Wintrust Bank N.A. (“Wintrust”), in its capacities as the sole lead arranger, sole bookrunner, administrative agent and letter of credit issuer for the lenders from time to time parties thereto (the “Credit Agreement”). The Credit Agreement provides the Company with the benefit of a $125.0 million senior secured revolving credit facility and was originally scheduled to mature on September 8, 2024. On January 23, 2024, after having previously been amended on April 1, 2022, the Company and the subsidiary guarantors thereunder entered into a Second Amendment to the Credit Agreement with Wintrust (the “Second Amendment” and the Credit Agreement, as amended to date, the “Second Amended Credit Agreement”). The Second Amendment, among other things, (i) extends the maturity date of the revolving credit facility to January 31, 2027; (ii) lowers the “Prime Rate” floor from 4% to 3%; (iii) replaces BMO Bank N.A. with Valley National Bancorp as one of the lenders that is party to the revolving credit facility; and (iv) modifies the relative commitments of the lenders that are parties to the revolving credit facility. Under the Second Amended Credit Agreement, the Company continues to have the benefit of a $125.0 million senior secured revolving credit facility, and, so long as no default has occurred and other conditions have been met, the Company may request an increase in the aggregate commitment in an amount not to exceed $50.0 million. The loans and letter of credit obligations under the Second Amended Credit Agreement are secured by substantially all assets of the Company and the subsidiary guarantors.

The Second Amended Credit Agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock and quarterly dividend payments, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The Second Amended Credit Agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement. As of December 31, 2023, there were no amounts outstanding under the revolving credit facility.

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

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2023 and 2022, net cash flows provided by operating activities totaled $112.0 million and $148.2 million, respectively. The decrease in cash flow from operations as compared to the prior year is primarily driven by a timing impact of certain working capital items.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2023 and 2022, approximately 76% and 79% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the years ended December 31, 2023 and 2022, net cash flows used in investing activities totaled $88.5 million and $326.8 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $76.1 million and $229.8 million for the years ended December 31, 2023 and 2022, respectively.

Capital Expenditures. Capital expenditures decreased to $6.4 million for the year ended December 31, 2023 as compared to $12.6 million for the year ended December 31, 2022. Capital expenditures represented approximately 0.9% and 1.8% of revenue for the years ended December 31, 2023 and 2022, respectively. For the year ending December 31, 2024, we expect capital expenditures to be approximately 1.0% - 2.0% of revenue.

Earnout payment related to business acquisition. During the year ended December 31, 2023, we paid $6.0 million as additional purchase consideration for the Coding Dojo acquisition.

Financing Cash Flows

During the years ended December 31, 2023 and 2022, net cash flows used in financing activities totaled $23.4 million and $27.7 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $2.2 million for the year ended December 31, 2023 and $1.6 million for the year ended December 31, 2022.

Repurchase of stock. During the year ended December 31, 2023, we repurchased 0.5 million shares of our common stock for approximately $8.3 million at an average price of $15.38 per share as compared to 2.1 million shares of common stock repurchased for $23.1 million at an average price of $11.02 per share for the year ended December 31, 2022. Repurchases of stock during 2023 and 2022 were funded by cash generated from operating activities and existing cash balances. See Part II, Item 5 for more information.

Release of cash held in escrow. During the years ended December 31, 2023 and 2022, we released $1.0 million and $4.2 million of escrow associated with acquisitions.
Payments of cash dividends. During the year ended December 31, 2023, the Company's Board of Directors approved a dividend policy, under which the Company made payments of $14.4 million during the year.

Contractual Obligations

As of December 31, 2023, future minimum cash payments due under contractual obligations for our non-cancelable operating lease arrangements were $30.7 million, with approximately $7.0 million due within the next 12 months. These future minimum cash payments reflect base rent and other fixed lease-related costs identified in the lease agreements but excludes variable costs such as common area maintenance payments and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2032. Lease terms generally range from one to ten years with one to four renewal options for extended terms.

As of December 31, 2023, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2023 Compared to December 31, 2022

Selected consolidated balance sheet account changes from December 31, 2022 to December 31, 2023 were as follows (dollars in thousands):

	As of December 31,
	2023	2022	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	$29,398	$42,551	-31%
NON-CURRENT ASSETS:
Right of use asset, net	19,096	26,156	-27%
Goodwill	241,162	243,540	-1%
Intangible assets, net of amortization	36,219	53,564	-32%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred revenue	37,215	71,590	-48%
NON-CURRENT LIABILITIES:
Other non-current liabilities	33,510	40,856	-18%

Student receivables, net. The decrease is primarily driven by increased collection on student balances and a decrease in total student enrollments at AIUS.

Right of use asset, net: The decrease is primarily driven by lease terminations and ROU asset impairments for locations which the Company has vacated.

Goodwill. The decrease relates to opening balance sheet adjustments associated with the Coding Dojo acquisition.

Intangible assets, net of amortization: The decrease is primarily related to impairments associated with certain definite-lived intangible assets during the current year as well as amortization of definite-lived intangible assets.

Deferred revenue: The decrease is primarily related to the timing impact of the academic terms within CTU and AIUS as well as the decrease in total student enrollments at AIUS.

Other non-current liabilities. The decrease is primarily driven by the payment of additional consideration associated with the Coding Dojo acquisition.

Recent Accounting Pronouncements

See Note 4 “Recent Accounting Pronouncements” to our consolidated financial statements for a discussion of recent accounting pronouncements that may affect us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily changes in interest rates. We use various techniques to manage our interest rate risk. We have no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available for sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we use asset managers who conduct initial and ongoing credit analyses on our investment portfolio and monitor that investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline.

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2023, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the Second Amended Credit Agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of December 31, 2023, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of December 31, 2023 and December 31, 2022. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Annual Report on Form 10-K (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 72 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors as of February 21, 2024:

Executive Officers:	Board of Directors:

Todd S. Nelson	Gregory L. Jackson - Chairman of the Board
President and Chief Executive Officer	Private Investor

Ashish R. Ghia	Dennis H. Chookaszian
Senior Vice President, Chief Financial Officer and Treasurer	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Elise L. Baskel	Kenda B. Gonzales
Senior Vice President - Colorado Technical University	Former Chief Financial Officer of Harrison Properties, LLC

David C. Czeszewski	Patrick W. Gross
Senior Vice President and Chief Information Officer	Chairman of the Lovell Group

Greg E. Jansen	William D. Hansen
Senior Vice President, General Counsel and Corporate Secretary	President and Chief Executive Officer of Building Hope Holdings, Inc.

John R. Kline	Todd S. Nelson
Senior Vice President - American InterContinental University System	President and Chief Executive Officer of Perdoceo Education Corporation

Michele A. Peppers	Leslie T. Thornton
Vice President - Accounting & Reporting and Chief Accounting Officer	Former Senior Vice President, General Counsel and Corporate Secretary of WGL Holdings, Inc. and Washington Gas

Alan D. Wheat
Chair of Wheat Shroyer Government Relations

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	541,263	(1)	$10.65	4,808,116	(2)
Total	541,263		$10.65	4,808,116

(1)
Includes outstanding options to purchase shares of our common stock under the Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) and Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”).
(2)
Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 2.8 million shares underlying restricted stock units outstanding as of December 31, 2023, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares take into account the anticipated vesting levels based on projected attainment of performance conditions for performance-based restricted stock units and have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2023. Additionally, there were less than 0.1 million shares underlying deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above.

See Note 14 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

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

3. Exhibits

The exhibits listed in the Index to Exhibits on pages 65- 67 are filed as part of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit	Incorporated by Reference to:

2.1	Asset Purchase Agreement dated March 8, 2019 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Career Education Corporation	Exhibit 2.1 to our Form 8-K filed on March 12, 2019

2.2	First Amendment to Asset Purchase Agreement effective February 4, 2020 among Trident University International, LLC, TUI Learning, LLC, Athena NewCo, LLC and Perdoceo Education Corporation	Exhibit 2.2 to our Form 10-K for the year ended December 31, 2019

3.1	Restated Certificate of Incorporation of Perdoceo Education Corporation (originally incorporated on January 5, 1994)	Exhibit 3.2 to our Form 8-K filed on December 18, 2019

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Perdoceo Education Corporation dated May 25, 2023	Exhibit 3.1 to our Form 8-K filed on June 1, 2023

3.3	Seventh Amended and Restated By-laws of Perdoceo Education Corporation effective January 1, 2020	Exhibit 3.3 to our Form 8-K filed on December 18, 2019

4.1	Form of specimen stock certificate representing Common Stock	Exhibit 4.1 to our Form 10-K for the year ended December 31, 2019

4.2	Description of Common Stock	Exhibit 4.2 to our Form 10-K for the year ended December 31, 2019

4.3

Credit Agreement dated as of September 8, 2021 among Perdoceo Education Corporation, the subsidiary guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Wintrust Bank, N.A, as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 8-K filed on September 13, 2021

4.4

First Amendment to Credit Agreement entered into as of April 1, 2022, among Perdoceo Education Corporation, the guarantors and the lenders under the Credit Agreement and Wintrust Bank, N.A., as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2022

4.5

Second Amendment to Credit Agreement entered into as of January 23, 2024, among Perdoceo Education Corporation, the guarantors and the lenders under the Credit Agreement and Wintrust Bank, N.A., as administrative agent and letter of credit issuer

Exhibit 10.1 to our Form 8-K filed on January 23, 2024

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan ("2016 Plan")	Exhibit 10.1 to our Form 8-K filed on June 8, 2021

*10.4	2022 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.1 to our Form 8-K filed on March 11, 2022

*10.5	2023 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.1 to our Form 8-K/A filed on March 14, 2023

*10.6	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.7	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.8	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.9	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.10	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.11	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed on May 27, 2016

*10.12	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.13	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed on May 27, 2016

*10.14	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.16	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2016 Plan (used for awards commencing May 2020)	Exhibit 10.1 to our Form 8-K filed on June 1, 2020

*10.18	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.19	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.20	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.21	Form of Retention Bonus Award Agreement (used for awards in 2022)	Exhibit 10.2 to our Form 8-K filed on March 11, 2022

*10.22	Letter Agreement between Perdoceo Education Corporation and Jeffrey Ayers dated February 21, 2022	Exhibit 20.21 to our Form 10-K for the year ended December 31, 2021

*10.23	Second Amended and Restated Letter Agreement between the Company and Todd Nelson dated November 16, 2023	Exhibit 10.1 to our Form 8-K filed on November 17, 2023

*10.24	Separation and General Release Agreement between the Company and Andrew Hurst dated November 15, 2023	Exhibit 10.2 to our Form 8-K filed on November 17, 2023

*10.25	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.26	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

*10.27	First Amendment and Summary of Material Modifications to the Career Education Corporation Executive Severance Plan & Summary Plan Description	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2020

10.28	Agreement with the Attorney General of Iowa effective January 2, 2019, including schedule of substantially identical agreements with the attorneys general of other states	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2019

10.29	Stipulated Order for Permanent Injunction and Monetary Judgment dated October 9, 2019 agreed to by the Federal Trade Commission and Career Education Corporation and certain of its subsidiaries	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2019

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+97.1	Perdoceo Education Corporation Clawback Policy

+101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the InLine XBRL document

+101.SCH	InLine XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)
___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2024.

PERDOCEO EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 21, 2024
Todd S. Nelson	(Principal Executive Officer)

/s/ ASHISH R. GHIA	Senior Vice President, Chief Financial Officer and Treasurer	February 21, 2024
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President - Accounting & Reporting and Chief Accounting Officer	February 21, 2024
Michele A. Peppers	(Principal Accounting Officer)

/s/ GREGORY L. JACKSON	Chairman of the Board	February 21, 2024
Gregory L. Jackson

/s/ DENNIS H. CHOOKASZIAN	Director	February 21, 2024
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 21, 2024
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 21, 2024
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 21, 2024
William D. Hansen

/s/ LESLIE T. THORNTON	Director	February 21, 2024
Leslie T. Thornton

/s/ ALAN D. WHEAT	Director	February 21, 2024
Alan D. Wheat

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2024 expressed an unqualified opinion.

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

Critical audit matter

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

Management’s student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Its estimation methodology considers a number of quantitative and qualitative factors that, based on collection experience, have an impact on repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact the estimate of the allowance for credit losses. The factors include, but are not limited to repayment history, changes in the current economic, legislative, or regulatory environments, cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, the allowance estimation process for student receivables is assessed by comparing estimated and actual performance.

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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2015.

Chicago, Illinois

February 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 21, 2024 expressed an unqualified opinion on those financial statements.

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

February 21, 2024

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$118,009	$109,408
Restricted cash	1,012	9,476
Total cash, cash equivalents and restricted cash	119,021	118,884
Short-term investments	485,135	399,315
Total cash and cash equivalents, restricted cash and short-term investments	604,156	518,199
Student receivables, gross	64,011	81,197
Allowance for credit losses	(34,613)	(38,646)
Student receivables, net	29,398	42,551
Receivables, other	4,539	3,457
Prepaid expenses	11,712	8,411
Inventories	5,004	1,904
Other current assets	155	597
Total current assets	654,964	575,119
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $58,785 and $54,238 as of December 31, 2023 and 2022, respectively	21,371	26,038
Right of use asset, net	19,096	26,156
Goodwill	241,162	243,540
Intangible assets, net of amortization of $23,612 and $15,981 as of December 31, 2023 and 2022, respectively	36,219	53,564
Student receivables, gross	7,028	6,345
Allowance for credit losses	(3,169)	(4,495)
Student receivables, net	3,859	1,850
Deferred income tax assets, net	23,804	24,613
Other assets	6,841	6,488
TOTAL ASSETS	$1,007,316	$957,368
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,701	$6,555
Accounts payable	10,766	13,518
Accrued expenses:
Payroll and related benefits	32,684	40,306
Advertising and marketing costs	7,196	8,977
Income taxes	3,974	7,814
Other	13,503	14,621
Deferred revenue	37,215	71,590
Total current liabilities	111,039	163,381
NON-CURRENT LIABILITIES:
Lease liability-operating	21,346	27,286
Other liabilities	33,510	40,856
Total non-current liabilities	54,856	68,142
Commitments and Contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 90,270,306 and 89,396,192 shares issued, 65,544,539 and 67,175,485 shares outstanding as of December 31, 2023 and 2022, respectively	903	894
Additional paid-in capital	694,798	684,183
Accumulated other comprehensive loss	(666)	(5,447)
Retained earnings	480,606	347,839
Treasury stock, at cost, 24,725,767 and 22,220,707 shares as of December 31, 2023 and 2022, respectively	(334,220)	(301,624)
Total stockholders' equity	841,421	725,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,007,316	$957,368

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
REVENUE:
Tuition and fees, net	$702,920	$687,672	$688,415
Other	7,084	7,536	4,619
Total revenue	710,004	695,208	693,034
OPERATING EXPENSES:
Educational services and facilities	130,324	116,723	108,743
General and administrative	398,084	426,120	418,509
Depreciation and amortization	16,887	19,734	16,766
Asset impairment	14,263	2,994	-
Total operating expenses	559,558	565,571	544,018
Operating income	150,446	129,637	149,016
OTHER INCOME:
Interest income	19,980	6,866	930
Interest expense	(404)	(400)	(920)
Miscellaneous income (expense)	22,099	(1,834)	41
Total other income	41,675	4,632	51
PRETAX INCOME	192,121	134,269	149,067
Provision for income taxes	44,469	38,402	39,430
NET INCOME	$147,652	$95,867	$109,637

NET INCOME PER SHARE - BASIC:	$2.22	$1.41	$1.57

NET INCOME PER SHARE - DILUTED:	$2.18	$1.39	$1.55

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,468	67,934	70,024
Diluted	67,826	69,031	70,881

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2023	2022	2021
NET INCOME	$147,652	$95,867	$109,637
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	45	(166)	(177)
Unrealized gain (loss) on investments	4,736	(5,185)	(283)
Total other comprehensive income (loss)	4,781	(5,351)	(460)
COMPREHENSIVE INCOME	$152,433	$90,516	$109,177

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, December 31, 2020	87,265	$873	(17,203)	$(246,088)	$658,423	$364	$142,335	$555,907
Net income	-	-	-	-	-	-	109,637	109,637
Foreign currency translation	-	-	-	-	-	(177)	-	(177)
Unrealized loss on investments	-	-	-	-	-	(283)	-	(283)
Total comprehensive income								109,177
Treasury stock purchased	-	-	(2,313)	(25,296)	-	-	-	(25,296)
Share-based compensation expense:
Stock option plans	-	-	-	-	464	-	-	464
Restricted stock award plans	-	-	-	-	14,495	-	-	14,495
Employee stock purchase plan	-	-	-	-	13	-	-	13
Common stock issued under:
Stock option plans	103	1	-	-	548	-	-	549
Restricted stock award plans	1,329	13	(460)	(5,511)	(13)	-	-	(5,511)
Employee stock purchase plan	27	-	-	-	312	-	-	312
BALANCE, December 31, 2021	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	95,867	95,867
Foreign currency translation	-	-	-	-	-	(166)	-	(166)
Unrealized loss on investments	-	-	-	-	-	(5,185)	-	(5,185)
Total comprehensive income								90,516
Treasury stock purchased	-	-	(2,099)	(23,117)	-	-	-	(23,117)
Share-based compensation expense:
Stock option plans	-	-	-	-	89	-	-	89
Restricted stock award plans	-	-	-	-	8,648	-	-	8,648
Employee stock purchase plan	-	-	-	-	14	-	-	14
Common stock issued under:
Stock option plans	144	1	-	-	929	-	-	930
Restricted stock award plans	504	6	(146)	(1,612)	(6)	-	-	(1,612)
Employee stock purchase plan	24	-	-	-	267	-	-	267
BALANCE, December 31, 2022	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	147,652	147,652
Foreign currency translation	-	-	-	-	-	45	-	45
Unrealized gain on investments	-	-	-	-	-	4,736	-	4,736
Total comprehensive income								152,433
Dividends to shareholders, per share $0.22	-	-	-	-	-	-	(14,885)	(14,885)
Treasury stock purchased	-	-	(540)	(8,301)	-	-	-	(8,301)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense:
Restricted stock award plans	-	-	-	-	8,064	-	-	8,064
Employee stock purchase plan	-	-	-	-	14	-	-	14
Common stock issued under:
Stock option plans	310	3	-	-	2,276	-	-	2,279
Restricted stock award plans	545	6	(165)	(2,209)	(5)	-	-	(2,208)
Employee stock purchase plan	19	-	-	-	266	-	-	266
BALANCE, December 31, 2023	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,652	$95,867	$109,637
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	14,263	2,994	-
Gain on sale of asset	(22,086)	-	-
Depreciation and amortization expense	16,887	19,734	16,766
Bad debt expense	33,215	41,574	44,344
Compensation expense related to share-based awards	8,078	8,751	14,972
Deferred income taxes	3,761	(720)	15,330
Changes in operating assets and liabilities:
Student receivables, gross	15,929	6,380	6,631
Allowance for credit losses	(38,573)	(38,992)	(47,417)
Receivables, other	(3,922)	(1,670)	5,396
Inventories, prepaid expenses, and other current assets	(2,994)	2,640	3,285
Other non-current assets	478	843	72
Accounts payable	(4,878)	1,922	(2,744)
Accrued expenses and other non-current liabilities	(19,235)	22,332	(3,404)
Deferred revenue	(34,375)	(11,767)	30,724
Right of use asset and lease liability	(2,175)	(1,702)	(2,476)
Net cash provided by operating activities	112,025	148,186	191,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(314,279)	(492,100)	(269,739)
Sales of available-for-sale investments	238,184	262,277	391,659
Purchases of property and equipment	(6,411)	(12,620)	(10,453)
Business acquisitions, net of cash acquired	-	(84,308)	(57,143)
Earnout payment related to business acquisition	(6,000)	-	-
Net cash (used in) provided by investing activities	(88,506)	(326,751)	54,324
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(8,301)	(23,117)	(25,296)
Issuance of common stock	2,545	1,197	861
Payments of employee tax associated with stock compensation	(2,209)	(1,612)	(5,511)
Payments of cash dividends	(14,417)	-	-
Release of cash held in escrow	(1,000)	(4,197)	-
Net cash used in financing activities	(23,382)	(27,729)	(29,946)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	137	(206,294)	215,494
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	118,884	325,178	109,684
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$119,021	$118,884	$325,178
Supplemental Cash Flow Information:
Income taxes paid	$41,763	$28,940	$23,224
Supplemental Non-Cash Disclosures:
Amount placed in escrow to secure indemnification obligations from business acquisitions	$-	$8,500	$1,210
Non-cash additions to property and equipment	$329	$(1,953)	$2,287
Right of use assets obtained in exchange for lease liabilities	$-	$-	$727

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

1. DESCRIPTION OF THE COMPANY

Perdoceo’s accredited academic institutions offer a quality postsecondary education primarily online to a diverse student population, along with campus-based and blended learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”) and the American InterContinental University System (“AIUS” or “AIU System”) – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. Perdoceo's institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2023, 2022 and 2021, approximately 76%, 79% and 81%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

Our institutions’ academic year is generally at least 30 weeks in length but varies both by institution and program of study and is divided by academic terms. Academic terms are determined by regulatory requirements mandated by the federal government and/or applicable accrediting body, which also vary by university and program. Academic terms are determined by start dates, which vary by university and program and are generally 8-12 weeks in length. Our non-degree professional development programs are available via subscription-based access for up to 52 weeks or online courses which are generally 12-18 weeks in length. Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer tuition assistance, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans.

Other revenue, which primarily consists of contract training revenue and miscellaneous non-student related revenue, is billed and recognized as goods are delivered or services are performed.

e. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include cash and highly liquid investments with original maturities of three months or less. The fair market value of cash, cash equivalents and restricted cash approximate their carrying value. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. The Company has not experienced any material losses in such accounts. The restricted cash balance as of December 31, 2023 was $1.0 million and relates to amounts held in an escrow account to secure post-closing indemnification obligations of the seller pursuant to the Hippo acquisition.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings and authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2023 and 2022, we held $9.5 million and $10.0 million, respectively, of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet, with the offset recorded as prepaid revenue within deferred revenue on our consolidated balance sheets.

f. Investments

Our investments, which primarily consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities are classified as “available-for-sale” and recorded at fair value. The Company measures the fair value of financial instruments under the guidance of ASC Topic 820, Fair Value Measurement. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in other income in our consolidated statements of income. Additionally, the Company reflects its available for sale securities at the net amount expected to be collected in accordance with ASC Topic 326, Financial Instruments - Credit Losses. The allowance for credit losses for available for sale securities is zero as of December 31, 2023 and 2022.

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

h. Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on an annual basis or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value, by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated by comparing the book value of a reporting unit, including goodwill, with its fair value, as determined by a combination of income and market approach valuation methodologies (“quantitative assessment”). If the book value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired. The amount of impairment loss is equal to the excess of the book value of the goodwill over the fair value of goodwill. In certain cases, a qualitative assessment may be used to determine if it is more likely than not that a reporting unit’s carrying value exceeds its fair value and if the quantitative assessment is needed.

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

Definite-lived intangible assets consist of customer relationships, course curriculum, developed technology and trade names, primarily from recent acquisitions. Customer relationships represent the value of acquired student and third party contracts and are amortized on a straight-line basis over the estimated future benefit period for those contracts. Course curriculum represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired course curriculum balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Developed technology represents online auditory and video course program materials related to our non-degree professional development programs and are amortized on a straight-line basis over the expected period of future benefit.

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

A lease component is defined as an asset within the lease contract that a lessee can benefit from the use of and is not highly dependent or interrelated with other assets in the arrangement. A lease contract may contain multiple lease components. A non-lease component is defined as a component of the lease that transfers a good or service for the underlying asset, such as maintenance services. We have determined that all of our leases contain one lease component related to the building and land. We have determined that treating the land together with the building as one lease component would not result in a significant difference from accounting for them as separate lease components. We elected the practical expedient to include both the lease component and the non-lease component as a single component when accounting for each lease and calculating the resulting lease liability and ROU asset. Any remaining contract consideration, such as property taxes and insurance, that does not meet the definition of a lease component or non-lease component would be allocated to the single lease component based on our election.

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

m. Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs, which are included in general and administrative expense on our consolidated statements of income, were $102.6 million, $126.8 million and $137.2 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

n. Inventories

Inventories all relate to finished goods consisting principally of laptops and supplies, and are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis, or market. The cost of inventory is reflected as a component of educational services and facilities expense as the items are used or sold.

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

The final purchase price of $62.7 million for Coding Dojo was allocated to the fair values of acquired tangible and identifiable intangible assets of $77.8 million and assumed liabilities of $15.1 million as of December 1, 2022. The purchase price consisted of an initial cash payment made in December 2022, a subsequent payment made during December 2023 and a final payment to be made in January 2025. Based on our final purchase price allocation, we have recorded goodwill of $57.0 million. Goodwill reflects the revenue growth opportunities following the acquisition. Substantially all of this goodwill balance will not be deductible for income tax reporting purposes.

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

The following table summarizes the fair values of assets acquired and liabilities assumed as of respective acquisition dates (dollars in thousands):

	Coding Dojo	CalSouthern
	December 1, 2022	July 1, 2022
Assets:
Student receivables, net	$5,171	$3,214
Prepaid and other assets	408	290
Property, equipment and ROU assets	1,121	-
Intangible assets subject to amortization
Trade name	5,100	1,480
Customer relationships	1,260	14,530
Course curriculum	-	1,390
Developed technology	6,030	-
Deferred tax asset, net	1,731	-
Goodwill	57,027	21,556
Total assets acquired	$77,848	$42,460
Liabilities:
Accounts payable and other accrued liabilities	$2,664	$4
Deferred revenue	12,451	2,419
Total liabilities assumed	$15,115	$2,423

Net assets acquired	$62,733	$40,037

Pro forma financial information relating to the Coding Dojo and CalSouthern acquisitions is not presented because the acquisitions are not material to the Company.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance not yet adopted

In December 2023, the FASB issued Accounting Standard Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about income taxes paid by federal, state and foreign taxes, and by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also require entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity disclose on an annual and interim basis, 1) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, 2) an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, and 3) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. For all public business entities, ASU 2023-07 is effective for annual periods and interim periods beginning after December 15, 2024; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$245,886	$719	$(892)	$245,713
Treasury and federal agencies	239,859	393	(830)	239,422
Total short-term investments (available for sale)	$485,745	$1,112	$(1,722)	$485,135

	December 31, 2022
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Municipal bonds	$3,016	$-	$(22)	$2,994
Non-governmental debt securities	222,575	37	(2,880)	219,732
Treasury and federal agencies	179,068	6	(2,485)	176,589
Total short-term investments (available for sale)	$404,659	$43	$(5,387)	$399,315

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

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2023 and 2022 are as follows (dollars in thousands):

	Less than one year	One to five years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2023	$251,070	$234,065	$485,135
Original stated term to maturity of available-for-sale- investments as of December 31, 2022	$188,472	$210,843	$399,315

Realized gains or losses resulting from sales of investments were zero during the years ended December 31, 2023 and 2022 and realized losses were less than $0.1 million for the year ended December 31, 2021.

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

As of December 31, 2023 and 2022, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of municipal bonds, non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of December 31, 2023 and December 31, 2022. Additionally, money market funds of $30.3 million and $40.1 million included within cash and cash equivalents on our consolidated balance sheets as of December 31, 2023 and 2022, respectively, were measured under Level 1. Federal agency debt securities of $44.9 million included within cash and cash equivalents on our consolidated balance sheets as of December 31, 2023 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company. As of December 31, 2023, our investment in an equity affiliate equated to a 30.7%, or $1.2 million.

We recorded a gain of less than $0.1 million for the year ended December 31, 2023, related to our equity affiliate within miscellaneous income (expense) on our consolidated statements of income. For the years ended December 31, 2022 and 2021, we recorded approximately $1.8 million of loss and $0.2 million of gain, respectively, related to our equity affiliate within miscellaneous income (expense) on our consolidated statements of income. The 2022 loss included $1.2 million related to an impairment of our equity affiliate due to decline in projected cash flows.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded for the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in thousands):

For the year ended December 31, 2023	$1,672
For the year ended December 31, 2022	$1,578
For the year ended December 31, 2021	$1,726

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31, 2023
	CTU (3)	AIUS (4)	Corporate and Other	Total
Tuition, net (1)	$443,971	$227,099	$-	$671,070
Technology and miscellaneous fees	20,849	11,001	-	31,850
Total tuition and fees, net	464,820	238,100	-	702,920
Other revenue(2)	4,106	2,200	778	7,084
Total revenue	$468,926	$240,300	$778	$710,004

	For the Year Ended December 31, 2022
	CTU (3)	AIUS (4)	Corporate and Other	Total
Tuition, net (1)	$396,093	$258,667	$-	$654,760
Technology and miscellaneous fees	20,270	12,642	-	32,912
Total tuition and fees, net	416,363	271,309	-	687,672
Other revenue(2)	3,254	3,170	1,112	7,536
Total revenue	$419,617	$274,479	$1,112	$695,208

	For the Year Ended December 31, 2021
	CTU (3)	AIUS (4)	Corporate and Other	Total
Tuition, net (1)	$384,307	$269,645	$-	$653,952
Technology and miscellaneous fees	22,476	11,987	-	34,463
Total tuition and fees, net	406,783	281,632	-	688,415
Other revenue(2)	1,766	1,728	1,125	4,619
Total revenue	$408,549	$283,360	$1,125	$693,034

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
(4)
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

The amount of deferred revenue balances which are being offset with contract assets balances as of December 31, 2023 and 2022 were as follows (dollars in thousands):

	As of December 31,
	2023	2022
Gross deferred revenue	$63,970	$107,200
Gross contract assets	(26,755)	(35,610)
Deferred revenue, net	$37,215	$71,590

Deferred Revenue

Changes in our deferred revenue balances for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Year Ended December 31, 2023
	CTU	AIUS	Total
Gross deferred revenue, January 1, 2023	$67,245	$39,955	$107,200
Revenue earned from prior balances	(60,232)	(33,294)	(93,526)
Billings during period (1)	443,022	218,821	661,843
Revenue earned for new billings during the period	(404,588)	(204,806)	(609,394)
Other adjustments	(2,916)	763	(2,153)
Gross deferred revenue, December 31, 2023	$42,531	$21,439	$63,970

	For the Year Ended December 31, 2022
	CTU	AIUS	Total
Gross deferred revenue, January 1, 2022	$64,674	$49,045	$113,719
Business acquisitions, beginning balance	10,324	2,419	12,743
Revenue earned from prior balances	(59,520)	(39,183)	(98,703)
Billings during period (1)	408,796	260,513	669,309
Revenue earned for new billings during the period	(356,843)	(232,126)	(588,969)
Other adjustments	(186)	(713)	(899)
Gross deferred revenue, December 31, 2022	$67,245	$39,955	$107,200

_______________

(1)
Billings during period includes adjustments for prior billings.

Cash Receipts

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer tuition assistance, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer tuition assistance. Students who have not applied for any type of financial aid or students whose financial aid may not fully cover the cost of their tuition and fees generally set up a payment plan with the university and make payments on a monthly basis per the terms of the payment plan.

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.0 million and $2.5 million as of December 31, 2023 and 2022, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

Significant Judgments

We analyze revenue recognition on a portfolio approach under ASC Topic 606. Significant judgment is used in determining the appropriate portfolios to assess for meeting the criteria to recognize revenue under ASC Topic 606. We have determined that all of our students can be grouped into one portfolio. Based on our past experience, students at different universities, in different programs or with different funding all behave similarly. Enrollment agreements all contain similar terms, refund policies are similar across all institutions and students work with the university to obtain some type of funding, for example, Title IV Program funds, Veterans Administration funds, military funding, employer tuition assistance or self-pay. We have significant historical data for our students which allows us to analyze collectability. We do not expect that revenue earned for the portfolio is significantly different as compared to revenue that would be earned if we were to assess each student contract separately.

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

For the years ended December 31, 2023, 2022 and 2021, we received a majority of our universities’ cash receipts for tuition payments from various government agencies as well as our corporate engagements. These cash receipts represent a substantial portion of our consolidated revenues and all have low risk of collectability.

7. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our consolidated balance sheets as components of both current and non-current assets.

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer tuition assistance, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer tuition assistance. Students who have not applied for any type of financial aid or students whose financial aid may not fully cover the cost of their tuition and fees generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan. For those balances that are not received during the academic term, the balance is typically due within the current academic year which is approximately 30 weeks in length. Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our consolidated balance sheets. As of December 31, 2023 and 2022, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $3.9 million and $1.9 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in thousands):

	For the year ended December 31,
	2023	2022	2021
Balance, beginning of period	$43,141	$39,255	$42,147
Provision for credit losses	33,215	41,574	44,349
Amounts written-off	(40,590)	(40,455)	(50,514)
Recoveries	2,016	2,767	3,273
Balance, end of period	$37,782	$43,141	$39,255

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2023 and 2022 are as follows (dollars in thousands):

	December 31,
	2023 (1)	2022 (1)	Life
Computer hardware and software	$41,844	$35,698	3 years
Leasehold improvements	16,454	19,824	Shorter of Life of Lease or Useful Life
Furniture, fixtures and equipment	10,865	11,417	5-10 years
Building and improvements	9,163	9,163	15-35 years
Other	22	22	5-10 years
Construction in progress	1,808	4,152
	80,156	80,276
Less-accumulated depreciation	(58,785)	(54,238)
Total property and equipment, net	$21,371	$26,038

___________________

(1)
Property and equipment which were fully depreciated and no longer in use by the Company were retired during the years ended December 31, 2023 and 2022; therefore, both the cost of the asset and the related accumulated depreciation balances were reduced to zero for these assets.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $9.3 million, $12.4 million and $12.3 million, respectively.

During the year ended December 31, 2023, we recorded $2.1 million of asset impairments related to software assets not expected to be utilized and leasehold improvements located at lease facilities which the Company made the decision to no longer utilize. During the year ended December 31, 2022, we recorded $0.8 million of asset impairment primarily related to leasehold improvements located at lease facilities which the Company made the decision to no longer utilize.

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

Quantitative lease information

Quantitative information related to leases for the years ended December 31, 2023, 2022 and 2021 is presented in the following table (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Lease expenses (1)
Fixed lease expenses - operating	$6,410	$11,033	$11,442
Variable lease expenses - operating	1,401	3,726	3,173
Sublease income (2)	(500)	(1,087)	(1,359)
Total lease expenses	$7,311	$13,672	$13,256

Other information
Gross operating cash flows for operating leases (3)	$(9,845)	$(16,827)	$(18,390)
Operating cash flows from subleases (3)	$488	$1,108	$1,430

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Weighted average remaining lease term (in months) – operating leases	55	63	69
Weighted average discount rate – operating leases	4.9%	4.8%	4.9%

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
(2)
Historically, for certain of our leased locations we had vacated the facility and had fully or partially subleased the space. As of December 31, 2023, we no longer have any subleased locations.
(3)
Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

Gross Lease Obligations

As of December 31, 2023, future minimum lease payments under operating leases which are included in lease liabilities on our consolidated balance sheet are as follows (dollars in thousands):

Operating Leases Total

2024 (1)	$7,028
2025	6,915
2026	6,914
2027	5,869
2028 and thereafter	3,964
Total	$30,690
Less: imputed interest	3,643
Present value of future minimum lease payments	27,047
Less: current lease liabilities	5,701
Non-current lease liabilities	$21,346

_____________

(1)
Amounts provided are for unpaid lease obligations remaining as of December 31, 2023.

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

We have eleven leases related to our ongoing operations which consist of administrative offices and university locations, of which two are either month to month leases or had an initial lease term of less than one year and therefore are not included in the lease liability and ROU asset recorded within our consolidated balance sheet. For those leases that we are reasonably certain that we will extend or terminate the leases at lease conception or modification, we have taken those factors into account when determining the lease liability recorded within our consolidated balance sheet.

During the year ended December 31, 2023, we recorded $2.4 million of asset impairment charges related to certain ROU assets within the CTU segment. Management made the decision to no longer use the spaces associated with the ROU assets and as a result recorded an asset impairment charge in accordance with ASC Topic 360 for the remaining value, adjusted for any early lease termination options that the Company plans to execute.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill was $241.2 million and $243.5 million as of December 31, 2023 and 2022, respectively.

A reconciliation of the changes in the carrying value of goodwill during the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	As of December 31,
	2023			2022
	CTU	AIUS	Total	CTU	AIUS	Total
Balance, beginning of year	$133,133	$110,407	$243,540	$73,728	$88,851	$162,579
Business acquisitions (1)	(2,378)	-	(2,378)	59,405	21,556	80,961
Balance, end of year	$130,755	$110,407	$241,162	$133,133	$110,407	$243,540

___________________

(1) The negative adjustment for the year ended December 31, 2023 relates to purchase accounting adjustments finalized during the period.

In assessing the fair value for CTU and AIUS, we performed a qualitative assessment as of October 1, 2023 to determine if we believe it is more likely than not that our reporting unit’s carrying values exceed their respective fair values. When performing the qualitative assessment, management first considered events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focused on the significant inputs, including its projections of revenue growth, operating expense leverage and the discount rate used in the prior year quantitative assessment, and any events or circumstances that could affect the significant inputs. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluated all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. Additionally, management evaluated its most recent quantitative assessment to determine by how much the previous fair value exceeded the carrying value for each indefinite-lived intangible asset.

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

As of December 31, 2023 and 2022, the net book value of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2023				December 31, 2022
	Cost	Accumulated Amortization	Accumulated Impairments	Net Book Value	Cost	Accumulated Amortization	Accumulated Impairments	Net Book Value
Amortizable intangible assets:
Course curriculum	$2,790	$(1,817)	$-	$973	$2,790	$(1,461)	$-	$1,329
Customer relationships	38,090	(15,502)	(111)	22,477	38,090	(10,815)	(111)	27,164
Developed technology	8,820	(2,490)	(5,513)	817	8,820	(1,022)	(461)	7,337
Trade names	13,060	(3,803)	(5,205)	4,052	13,060	(2,683)	(543)	9,834
Net book value, amortizable intangible assets:	$62,760	$(23,612)	$(10,829)	$28,319	$62,760	$(15,981)	$(1,115)	$45,664

Non-amortizable intangible assets:
Accreditation rights				$1,000				$1,000
CTU trade name				6,900				6,900
Non-amortizable intangible assets				7,900				7,900
Intangible assets, net				$36,219				$53,564

Amortizable intangible assets are amortized on a straight-line basis over their remaining estimated useful lives, which range from two to fourteen years. Amortization expense was $7.6 million, $7.3 million and $4.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the year ended December 31, 2023, we recorded $9.7 million of asset impairment charges related to certain definite-lived intangible assets within the CTU segment as a result of a decline in projected cash flows associated with these assets. The fair value of these definite-lived intangible assets were determined to be zero based upon the projected cash flow estimates for the remaining useful life. During the year ended December 31, 2022, we recorded $1.1 million of asset impairment charges related to certain of our definite-lived intangible assets within the AIUS segment as a result of a decline in cash flows associated with those intangible assets. The fair value of these definite-lived intangible assets were determined to be zero based upon the projected cash flow estimates for the remaining useful life of the primary asset.

On June 30, 2023, the Company entered into a non-cash asset purchase agreement with Le Cordon Bleu International B.V. ("LCBI"), a company incorporated in The Netherlands, to sell Perdoceo's outright rights to the Le Cordon Bleu ("LCB") brand, trade names and rights for North America in exchange for 1.8 million outstanding shares of Perdoceo's stock. The fair value of the 1.8 million shares received was $22.1 million, resulting in a non-cash gain on sale of asset of $22.1 million recorded within other miscellaneous income (expense) on our consolidated statements of income with the offset being recorded as an addition to treasury stock on our consolidated balance sheet.

As of December 31, 2023, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of other indefinite-lived intangible asset balances as of October 1, 2023 utilizing the qualitative assessment approach and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be impaired. We monitor the operating results and revenue projections related to our CTU trade name and accreditation rights on a quarterly basis for signs of possible declines in estimated fair value. When performing the qualitative assessment, management considered events and circumstances that may affect the fair value of the intangible assets to determine whether it is necessary to perform the quantitative impairment test. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business, and industry and market considerations. Management evaluated these events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value.

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

We may prepay amounts outstanding under the credit agreement provided notice be received by Administrative agent on the date of prepayment by early morning, in each case without premium or penalty, and terminate or reduce the commitments provided notice received by Administrative agent five business days prior. The credit agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock and quarterly dividend payments, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The credit agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement.

As of December 31, 2023 and 2022, there were no outstanding borrowings under the revolving credit facility.

Selected details of our credit agreement as of and for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	As of December 31,
	2023	2022
Credit Agreement:
Credit facility remaining availability	$124,133	$124,113
Outstanding letters of credit	$867	$887
Availability of additional letters of credit (1)	$124,133	$124,113
Weighted average daily revolving credit borrowings for the year ended	$-	$-
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.30%	0.30%
Letter of credit fee rate (2)	7.50%	6.50%

________________

(1)
The letters of credit availability under the credit agreement with Wintrust is up to the borrowing limit of $125.0 million.
(2)
The letter of credit fee rate is based on prime minus 1.0%, subject to a minimum rate of 3.0%. The prime rate as of December 31, 2023 was 8.50%, which would yield a 7.50% fee rate, which is reflected in the table above.

12. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.4 million and $1.7 million at December 31, 2023 and December 31, 2022, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

United States of America, ex rel. Fiorisce LLC v. Perdoceo Education Corporation, Colorado Technical University, Inc. and American InterContinental University, Inc. On July 19, 2023, we became aware of an amended complaint filed in the U.S. District Court for the District of Colorado on May 19, 2023. The original complaint was filed under seal on February 25, 2021 by a former employee of Colorado Technical University through a limited liability company, on behalf of herself, any other interested parties affiliated with the LLC and the federal government. On July 18, 2023, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice ("DOJ") had declined to intervene in the action on February 3, 2023. The company had previously received a Civil Investigative Demand on April 8, 2022 from the DOJ and had been cooperating with the DOJ in its review. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If she is successful, she would receive a portion of the federal government’s recovery. The amended complaint alleges violations of the False Claims Act related to the company’s compliance with federal financial aid credit hour requirements in connection with its use of its learning management system. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On January 4, 2024, the Court granted a motion to dismiss with respect to Perdoceo Education Corporation and American InterContinental University, Inc. which removes them as defendants in the case. The Court’s dismissal was “without prejudice”, which allows the relator in the case the opportunity to amend and refile a further amended complaint with respect to those two parties. The Relator has filed a motion, which is pending before the Court, that seeks permission to file a further amended complaint with respect to only Perdoceo Education Corporation.

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

13. INCOME TAXES

Pretax income for the years ended December 31, 2023, 2022 and 2021 was $192.1 million, $134.3 million and $149.1 million, respectively.

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Current provision
Federal	$32,792	$33,166	$19,143
State and local	7,903	5,913	4,956
Foreign	13	-	-
Total current provision	40,708	39,079	24,099
Deferred provision (benefit)
Federal	2,640	(3,767)	13,389
State and local	1,121	3,090	1,942
Total deferred provision (benefit)	3,761	(677)	15,331
Total provision for income taxes	$44,469	$38,402	$39,430

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	2.9	2.7	2.6
Stock-based compensation	(0.1)	0.6	1.0
Capital loss	-	2.3	(2.1)
Valuation allowance	(0.1)	(0.6)	2.1
Worthless stock deduction	(2.4)	-	-
Tax credits	(0.4)	(0.3)	(0.3)
Other	2.2	2.9	2.1
Effective income tax rate	23.1%	28.6%	26.4%

The effective tax rate for the year ended December 31, 2023 includes a $0.3 million favorable adjustment associated with the tax effect of stock-based compensation, which decreased the effective tax rate by 0.1%. The 2023 effective tax rate was also impacted by a $4.5 million favorable adjustment related to the recognition of the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the effective tax rate by 2.4% and a $0.7 million favorable adjustment related to federal and state credits claimed for the 2022 return and anticipated for the 2023 tax year, which decreased the effective tax rate by 0.4%.

The effective tax rate for the year ended December 31, 2022 includes a $0.8 million unfavorable adjustment associated with the tax effect of stock-based compensation, which increased the effective rate by 0.6%. The 2022 effective tax rate also reflects the establishment of a full valuation allowance of $1.4 million with respect to select combined state net operating losses that are anticipated to go unused and $0.9 million related to the expected non-deductibility of reductions in the carrying value of our equity investment, which collectively increased the effective rate by 1.7%. During 2022, the Company re-evaluated the character of the loss incurred on the elimination of a wholly-owned subsidiary during the prior year and re-categorized this transaction in its 2021 tax returns as an ordinary loss attributable to the stock of a worthless subsidiary. As a result of our assessment, the $3.1 million deferred tax asset and offsetting valuation allowance with respect to the capital loss carryforward was eliminated, which had an offsetting impact on the effective tax rate of 2.3%.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2023, 2022 and 2021 is as follows (dollars in thousands):

	2023	2022	2021
Gross unrecognized tax benefits, beginning of the year	$24,658	$15,951	$11,794
Additions for tax positions of prior years	16	4,290	941
Additions for tax positions related to the current year	7,325	5,584	4,250
Reductions for tax positions of prior years	(5,083)	-	-
Reductions due to lapse of applicable statute of limitations	(1,230)	(1,167)	(1,034)
Subtotal	25,686	24,658	15,951
Interest and penalties	3,257	2,451	2,020
Total gross unrecognized tax benefits, end of the year	$28,943	$27,109	$17,971

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $22.9 million and $22.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or(“FIN 48”), were $2.0 million and $23.7 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $3.3 million and $2.5 million as of December 31, 2023 and 2022, respectively. For the years ended

December 31, 2023, 2022 and 2021, we recognized less than $0.7 million of expense, less than $0.4 million of expense and less than $0.1 million of expense, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of operations.

Perdoceo and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions and are routinely examined by tax authorities in these jurisdictions. As of December 31, 2023, Perdoceo had been examined by the Internal Revenue Service through our tax year ending December 31, 2014. Due to the expiration of various statutes of limitations, it is reasonably possible that Perdoceo’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.8 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss and tax credit carryforwards. Components of deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows (dollars in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Accrued occupancy	$6,635	$8,232
Foreign tax credits	-	7,229
Valuation allowance foreign tax credits	-	(7,229)
Compensation and employee benefits	6,921	9,399
Tax net operating loss carry forwards	16,446	17,530
Valuation allowance	(13,003)	(13,159)
Allowance for doubtful accounts	6,227	6,444
Accrued settlements and legal	462	159
Accrued severance	1,095	539
Equity method for investments	873	881
Equity method for investments valuation allowance	(873)	(881)
Available for sale short-term investments	146	1,267
Available for sale short-term investments valuation allowance	(146)	(1,267)
Capitalized research and development	5,189	2,896
Depreciation	1,262	1,060
Other	1,846	1,492
Total deferred income tax assets	33,080	34,592
Deferred income tax liabilities:
Amortization	1,710	1,420
Right of use asset, net	4,564	6,199
Other	3,002	2,360
Total deferred income tax liabilities	9,276	9,979
Net deferred income tax assets	$23,804	$24,613

As of December 31, 2023, the Company has a gross deferred tax asset before valuation allowance of $151.7 million and a gross deferred tax liability of $38.8 million. As of December 31, 2022, the Company had a gross deferred tax asset before valuation allowance of $170.2 million and a gross deferred tax liability of $42.1 million.

As of December 31, 2022, we have federal net operating loss (“NOL”) carryforwards of approximately $10.4 million and state NOL carryforwards of approximately $7.1 million, remaining from the acquisition of Coding Dojo. These federal and state NOL’s relate to post-2017 tax years and can be carried forward indefinitely. For the tax year ended December 31, 2023, we expect to utilize federal and state NOL carryforwards of approximately $6.7 million and $2.0 million, respectively, due to the limitation on the utilization of acquired NOL carryforwards. Excluding the Coding Dojo state NOL’s referred to above, we have state NOL carryforwards of approximately $266.4 million, which expire between 2024 and 2037. Of this amount, approximately $81.0 million relates to separate state NOL carryforwards and $132.4 million relates to combined state NOL carryforwards, which we anticipate will not be used due to the teach-out of the schools in the applicable combined filing jurisdictions. Valuation allowances have been established against the full amounts of the deferred tax balances for the separate state NOL and the combined state NOL.

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

As of December 31, 2022 a valuation allowance of $22.5 million was maintained with respect to our foreign tax credits not supported by an Overall Domestic Loss (“ODL”) account balance, equity investment, available for sale short-term investments and state net operating losses. Due to a $4.7 million year-over-year decrease in the cumulative unrealized holding loss on available for sale short-term investments that is reflected in total other comprehensive income (loss), the deferred tax asset and corresponding valuation allowance was decreased by $1.1 million. Additionally, the valuation allowance was reduced by $7.2 million for the last remaining portion of the non-ODL supported foreign tax credit carryforward which expired unused at the end of 2023 and $0.2 million for the utilization of a combined state net operating loss. As of December 31, 2023, the total valuation allowance attributable to our equity investment, available for sale short-term investments and state net operating losses is $14.0 million. The Company concluded the cumulative losses related to the reduction in carrying value of the equity investment are significant relative to the amount invested and indicative of a potential capital loss, which would not be realizable given the absence of offsetting capital gains. The unrealized holding loss on available for sale short-term investments also represents a potential capital loss that would not be realizable in the absence of offsetting capital gains. The separate state NOLs can generally only be used by the originating entity and relate to entities that no longer maintain active schools. Since these entities are not expected to generate future operating income, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. Similarly, the Company determined a valuation allowance was needed with respect to the portion of the combined state net operating losses which will likely go unused due to the teach-out of the schools located in the applicable combined filing jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased, and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan (“the “2016 Plan”) became effective (as the Career Education Corporation 2016 Incentive Compensation Plan) on May 24, 2016, and the amendment and restatement of the 2016 Plan became effective on June 3, 2021, upon its approval by the Company’s stockholders. Under the 2016 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2023, there were approximately 4.8 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.4 million shares issuable upon exercise of outstanding options and (ii) 2.8 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares take into account the anticipated vesting levels based on projected attainment of performance conditions for performance-based restricted stock units and have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2023. Additionally, as of December 31, 2023 under the Company’s previous 2008 Incentive Compensation Plan, there were approximately 0.1 million shares issuable upon exercise of outstanding options and 0.1 million shares underlying outstanding deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. The vesting of all types of awards is subject to possible acceleration in certain circumstances. If a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is generally forfeited.

As of December 31, 2023, we estimate that compensation expense of approximately $15.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

Stock option activity during the years ended December 31, 2023, 2022 and 2021 under our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,227,074	$10.07
Granted	-	-
Exercised	(103,407)	5.31		$725
Forfeited	-	-
Cancelled	(128,576)	22.01
Outstanding as of December 31, 2021	995,091	$9.02
Granted	-	-
Exercised	(144,009)	6.46		$635
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2022	851,082	$9.45
Granted	-	-
Exercised	(309,819)	7.35		$2,860
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2023	541,263	$10.65	3.31	$3,895
Exercisable as of December 31, 2023	541,263	$10.65	3.31	$3,895

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2023:

Options Outstanding			Options Exercisable
Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
106,656	$3.93	1.38	106,656	$3.93
84,516	$5.96	2.39	84,516	$5.96
9,308	$7.22	2.85	9,308	$7.22
14,932	$8.30	3.18	14,932	$8.30
56,355	$9.69	3.39	56,355	$9.69
5,168	$13.15	3.87	5,168	$13.15
174,268	$13.80	4.18	174,268	$13.80
48,102	$15.39	4.41	48,102	$15.39
41,958	$21.29	5.15	41,958	$21.29
541,263	$10.65	3.31	541,263	$10.65

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2020	2,146,050	$16.70
Granted	723,245	11.87
Vested	(1,329,017)	16.35
Forfeited	(77,085)	11.98
Outstanding as of December 31, 2021	1,463,193	$14.87
Granted (1)	739,476	10.46
Vested	(504,223)	17.34
Forfeited	(84,236)	12.93
Outstanding as of December 31, 2022 (1)	1,614,210	$12.18
Granted (1)	741,135	13.58
Vested	(530,819)	14.15
Forfeited	(293,408)	12.11
Outstanding as of December 31, 2023 (1)	1,531,118	$12.19

_________________

(1) 243,730 and 291,338 of performance-based restricted stock units granted during 2023 and 2022, respectively, and which are still outstanding as of December 31, 2023, are subject to a 200% maximum payout based on certain performance metrics.

Deferred Stock Units to be Settled in Stock. Perdoceo granted deferred stock units to our non-employee directors prior to 2017. The deferred stock units are to be settled in shares of stock. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participants does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant. As of December 31, 2023, there are 58 thousand deferred stock units outstanding.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2023	2022	2021
Stock options	$-	$89	$464
Restricted stock units settled in stock	8,064	8,648	14,495
Total stock-based compensation expense	$8,064	$8,737	$14,959

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

15. STOCK REPURCHASE PROGRAM

On January 27, 2022, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which commenced March 1, 2022 and originally expired on September 30, 2023. On July 27, 2023, the Board of Directors of the Company extended the expiration date of the program to September 30, 2024. The other terms of this stock repurchase program are consistent with the Company’s previous stock repurchase program which expired February 28, 2022.

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

During the year ended December 31, 2023, we repurchased 0.5 million shares of our common stock for approximately $8.3 million at an average price of $15.38 per share and during the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock for approximately $23.1 million at an average price of $11.02 per share. As of December 31, 2023, approximately $18.5 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Basic common shares outstanding	66,468	67,934	70,024
Common stock equivalents	1,358	1,097	857
Diluted common shares outstanding	67,826	69,031	70,881

For the years ended December 31, 2023, 2022 and 2021, certain unexercised stock option awards are excluded from our computation of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computation of diluted earnings per share were 0.1 million, 0.3 million and 0.4 million shares for the years ended December 31, 2023, 2022 and 2021, respectively.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued less than 0.1 million shares for each of the years ended December 31, 2023, 2022 and 2021, pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2023, 2022 and 2021, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. For employees hired on or after January 1, 2020, the participant is 100% vested in the company’s matching contribution after two years of service. Employees hired before January 1, 2020 are fully vested in the company’s matching contribution. During the years ended December 31, 2023, 2022 and 2021, we recorded expense under this plan of approximately $3.6 million, $3.1 million, and $3.0 million, respectively.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2023, 3.5 million shares of common stock have been issued under the plan.

The compensation expense for employee share purchases recorded during the years ended December 31, 2023, 2022 and 2021 in connection with the compensatory elements of our employee stock purchase plan was not significant.

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


Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population through innovative technology and experienced faculty, enabling the pursuit of personal and professional goals. CTU is focused on serving adult, non-traditional students seeking career advancement, as well as addressing employer’s needs for a well-educated workforce. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2023, students enrolled at CTU represented approximately 75% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including adult and other non-traditional learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2023, students enrolled at AIUS represented approximately 25% of our total enrollments. Approximately 96% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

We evaluate segment performance based on operating results. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations. Substantially all revenue earned by our reporting segments are generated in the United States of America (“U.S.”) and segment and total assets are substantially held in the U.S.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets (1)
For the Year Ended December 31, 2023
CTU (2)	$468,926	$144,008	$11,561	$546	$202,728
AIUS (3)	240,300	45,283	4,992	299	161,336
Corporate and Other	778	(38,845)	334	5,566	643,252
Total	$710,004	$150,446	$16,887	$6,411	$1,007,316
For the Year Ended December 31, 2022
CTU (2)	$419,617	$141,622	$10,069	$3,641	$247,510
AIUS (3)	274,479	33,315	9,325	1,069	185,943
Corporate and Other	1,112	(45,300)	340	7,910	523,915
Total	$695,208	$129,637	$19,734	$12,620	$957,368
For the Year Ended December 31, 2021
CTU (2)	$408,549	$148,481	$7,365	$2,949
AIUS (3)	283,360	39,130	9,068	1,666
Corporate and Other	1,125	(38,595)	333	5,838
Total	$693,034	$149,016	$16,766	$10,453

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

19. SUBSEQUENT EVENTS

Credit Agreement Amendment

Effective as of January 23, 2024, the Company and the subsidiary guarantors thereunder entered into a Second Amendment (the “Second Amendment”) to their credit agreement, dated as of September 8, 2021 and as amended on April 1, 2022 (the “Existing Credit Agreement”), with the lenders from time to time parties thereto and Wintrust Bank N.A. (“Wintrust”), in its capacities as the sole lead arranger, sole bookrunner, administrative agent and letter of credit issuer thereunder (the Existing Credit Agreement, as further amended by the Second Amendment, the “Credit Agreement”).

The Second Amendment, among other things: (i) extends the maturity date of the revolving credit facility to January 31, 2027; (ii) lowers the “Prime Rate” floor from 4% to 3%; (iii) replaces BMO Bank N.A. (formerly known as BMO Harris Bank N.A.) with Valley National Bancorp as one of the lenders that is party to the revolving credit facility; and (iv) modifies the relative commitments of the lenders that are parties to the revolving credit facility.

The Credit Agreement continues to provide the Company with the benefit of a $125,000,000 senior secured revolving credit facility, subject to an increase in the aggregate commitment in an amount not to exceed $50,000,000 upon the Company’s request if no default has occurred and other conditions have been met, and continues to provide that (i) accrued commitment fees are payable quarterly in arrears; (ii) principal is payable at maturity; (iii) the Company may prepay amounts outstanding, or terminate or reduce the commitments, under the Credit Agreement upon same day or five business days’ prior notice, respectively, in each case without premium or penalty; and (iv) the loans and letter of credit obligations thereunder are secured by (x) substantially all assets of the Company and the subsidiary guarantors and (y) upon the occurrence of certain regulatory events or if the domestic cash and cash equivalents of the Company and the subsidiary guarantors are less than a minimum of $156,250,000, cash collateral in the aggregate amount of the loan commitments then in effect. The Credit Agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants, including a requirement for the borrowers to maintain cash and cash equivalents in domestic accounts of at least $156,250,000 at all times. The Credit Agreement also contains customary representations and warranties, events of default and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations thereunder.

Stock Repurchase Program

The board of directors approved a new stock repurchase program commencing March 1, 2024 which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. The program expires September 30, 2025 and replaces the existing stock repurchase program that expires on September 30, 2024.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets:
For the year ended December 31, 2023	$22,536	$-	$(8,514)	$14,022
For the year ended December 31, 2022	$32,178	$3,216	$(12,858)	$22,536
For the year ended December 31, 2021	$29,027	$3,151	$-	$32,178
Valuation allowance for credit losses:
For the year ended December 31, 2023	$43,141	$33,215	$(38,574)	$37,782
For the year ended December 31, 2022	$39,255	$41,574	$(37,688)	$43,141
For the year ended December 31, 2021	$42,147	$44,349	$(47,241)	$39,255