Form 10-Q
period 2024-03-31
PERDOCEO EDUCATION Corp
filed 2024-05-01
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 26, 2024: 65,602,629

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2024	2023
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$125,807	$118,009
Restricted cash	1,024	1,012
Total cash, cash equivalents and restricted cash	126,831	119,021
Short-term investments	515,602	485,135
Total cash and cash equivalents, restricted cash and short-term investments	642,433	604,156
Student receivables, gross	77,410	64,011
Allowance for credit losses	(35,468)	(34,613)
Student receivables, net	41,942	29,398
Receivables, other	5,289	4,539
Prepaid expenses	11,912	11,712
Inventories	4,251	5,004
Other current assets	196	155
Total current assets	706,023	654,964

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $60,694 and $58,785 as of March 31, 2024 and December 31, 2023, respectively	20,938	21,371
Right of use asset, net	13,963	19,096
Goodwill	241,162	241,162
Intangible assets, net of amortization of $24,720 and $23,612 as of March 31, 2024 and December 31, 2023, respectively	35,110	36,219
Student receivables, gross	7,946	7,028
Allowance for credit losses	(3,086)	(3,169)
Student receivables, net	4,860	3,859
Deferred income tax assets, net	23,063	23,804
Other assets	6,846	6,841
TOTAL ASSETS	$1,051,965	$1,007,316
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,989	$5,701
Accounts payable	11,830	10,766
Accrued expenses:
Payroll and related benefits	18,726	32,684
Advertising and marketing costs	6,810	7,196
Income taxes	16,543	3,974
Other	21,112	13,503
Deferred revenue	61,498	37,215
Total current liabilities	142,508	111,039

NON-CURRENT LIABILITIES:
Lease liability-operating	16,701	21,346
Other liabilities	26,650	33,510
Total non-current liabilities	43,351	54,856
Commitments and Contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 90,907,065 and 90,270,306 shares issued, 65,602,629 and 65,544,539 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	909	903
Additional paid-in capital	698,619	694,798
Accumulated other comprehensive loss	(1,620)	(666)
Retained earnings	512,622	480,606
Treasury stock, at cost; 25,304,436 and 24,725,767 shares as of March 31, 2024 and December 31, 2023, respectively	(344,424)	(334,220)
Total stockholders' equity	866,106	841,421
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,051,965	$1,007,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands, Except Per Share Amounts)	2024	2023
REVENUE:
Tuition and fees, net	$166,998	$193,319
Other	1,266	2,279
Total revenue	168,264	195,598

OPERATING EXPENSES:
Educational services and facilities	29,858	33,851
General and administrative	87,482	112,686
Depreciation and amortization	3,016	5,155
Asset impairment	1,630	570
Total operating expenses	121,986	152,262
Operating income	46,278	43,336

OTHER INCOME:
Interest income	6,793	3,818
Interest expense	(335)	(95)
Miscellaneous income (expense)	115	(6)
Total other income	6,573	3,717

PRETAX INCOME	52,851	47,053
Provision for income taxes	13,409	12,569
NET INCOME	39,442	34,484

NET INCOME PER SHARE - BASIC:	$0.60	$0.51

NET INCOME PER SHARE - DILUTED:	$0.59	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,555	67,235
Diluted	66,841	68,514

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2024	2023
NET INCOME	$39,442	$34,484
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(31)	26
Unrealized (loss) gain on investments	(923)	1,300
Total other comprehensive (loss) income	(954)	1,326
COMPREHENSIVE INCOME	$38,488	$35,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2024	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421
Net income	-	-	-	-	-	-	39,442	39,442
Foreign currency translation	-	-	-	-	-	(31)	-	(31)
Unrealized loss on investments, net of tax	-	-	-	-	-	(923)	-	(923)
Dividends to shareholders, per share $0.11	-	-	-	-	-	-	(7,426)	(7,426)
Treasury stock purchased	-	-	(385)	(6,769)	-	-	-	(6,769)
Share-based compensation expense	-	-	-	-	2,307	-	-	2,307
Common stock issued	637	6	(193)	(3,435)	1,514	-	-	(1,915)
BALANCE, March 31, 2024	90,907	$909	(25,304)	$(344,424)	$698,619	$(1,620)	$512,622	$866,106

	Common Stock		Treasury Stock
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2023	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	34,484	34,484
Foreign currency translation	-	-	-	-	-	26	-	26
Unrealized gain on investments, net of tax	-	-	-	-	-	1,300	-	1,300
Treasury stock purchased	-	-	(60)	(815)	-	-	-	(815)
Share-based compensation expense	-	-	-	-	2,294	-	-	2,294
Common stock issued	528	5	(165)	(2,209)	242	-	-	(1,962)
BALANCE, March 31, 2023	89,924	$899	(22,446)	$(304,648)	$686,719	$(4,121)	$382,323	$761,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,442	$34,484
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	1,630	570
Depreciation and amortization expense	3,016	5,155
Bad debt expense	6,556	10,757
Compensation expense related to share-based awards	2,307	2,294
Deferred income taxes	741	304
Changes in operating assets and liabilities	800	(48,992)
Net cash provided by operating activities	54,492	4,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(104,558)	(83,777)
Sales of available-for-sale investments	74,955	64,344
Purchases of property and equipment	(1,198)	(1,925)
Net cash used in investing activities	(30,801)	(21,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,520	247
Purchase of treasury stock	(6,769)	(815)
Payments of employee tax associated with stock compensation	(3,435)	(2,209)
Payments of cash dividends	(7,197)	-
Net cash used in financing activities	(15,881)	(2,777)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,810	(19,563)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	119,021	118,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$126,831	$99,321

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$240,241	$227	$(887)	$239,581
Treasury and federal agencies	276,887	79	(945)	276,021
Total short-term investments (available for sale)	$517,128	$306	$(1,832)	$515,602

	December 31, 2023
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	245,886	719	(892)	245,713
Treasury and federal agencies	239,859	393	(830)	239,422
Total short-term investments (available for sale)	$485,745	$1,112	$(1,722)	$485,135

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

Realized gains or loss resulting from sales of investments were zero during the quarters ended March 31, 2024 and March 31, 2023.

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

As of March 31, 2024, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of March 31, 2024 and December 31, 2023. Additionally, money market funds of $34.1 million and $30.3 million included within cash and cash equivalents on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, were measured under Level 1. Federal agency debt securities and commercial paper of $20.6 million and federal agency debt securities of $44.9 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of March 31, 2024, our investment in an equity affiliate equated to 30.7%, or $1.3 million.

During the quarters ended March 31, 2024 and 2023, we recorded approximately $0.1 million of gain and less than $0.1 million of loss, respectively, related to our equity affiliate within miscellaneous income (expense) on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded during the quarters ended March 31, 2024 and 2023 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2024	$444
For the quarter ended March 31, 2023	$431

Credit Agreement

On January 23, 2024, the Company and the subsidiary guarantors thereunder entered into a Second Amendment (the “Second Amendment”) to their credit agreement, dated as of September 8, 2021 and as amended on April 1, 2022 (the “Existing Credit Agreement”), with the lenders from time to time parties thereto and Wintrust Bank N.A. (“Wintrust”), in its capacities as the sole lead arranger, sole bookrunner, administrative agent and letter of credit issuer thereunder (the Existing Credit Agreement, as further amended by the Second Amendment, the “Credit Agreement”).

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

The credit agreement provides the Company with the benefit of a $125.0 million senior secured revolving credit facility. The $125.0 million revolving credit facility under the credit agreement is scheduled to mature on January 31, 2027. So long as no default has occurred and other conditions have been met, the Company may request an increase in the aggregate commitment in an amount not to exceed $50.0 million. The loans and letter of credit obligations under the credit agreement are secured by substantially all assets of the Company and the subsidiary guarantors.

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

As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters ended March 31, 2024 and 2023 (dollars in thousands):

	For the Quarter Ended March 31, 2024				For the Quarter Ended March 31, 2023
	CTU	AIUS	Corporate and Other	Total	CTU	AIUS	Corporate and Other	Total
Tuition, net (1)	$107,440	$51,829	$-	$159,269	$117,998	$66,645	$-	$184,643
Technology and other fees	5,340	2,389	-	7,729	5,423	3,253	-	8,676
Total tuition and fees, net	112,780	54,218	-	166,998	123,421	69,898	-	193,319
Other revenue (2)	789	287	190	1,266	1,071	942	266	2,279
Total revenue	$113,569	$54,505	$190	$168,264	$124,492	$70,840	$266	$195,598

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

The amount of deferred revenue balances which are being offset with contract assets balances as of March 31, 2024 and December 31, 2023 were as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Gross deferred revenue	$118,939	$63,970
Gross contract assets	$(57,441)	(26,755)
Deferred revenue, net	$61,498	$37,215

Deferred Revenue

Changes in our deferred revenue balances for the quarters ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2024			For the Quarter Ended March 31, 2023
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, January 1	$42,531	$21,439	$63,970	$67,245	$39,955	$107,200
Revenue earned from prior balances	(35,052)	(17,695)	(52,747)	(54,712)	(29,753)	(84,465)
Billings during period(1)	152,877	69,777	222,654	100,012	53,132	153,144
Revenue earned for new billings during the period	(77,728)	(36,523)	(114,251)	(68,709)	(40,145)	(108,854)
Other adjustments	(308)	(379)	(687)	(1,464)	271	(1,193)
Gross deferred revenue, March 31	$82,320	$36,619	$118,939	$42,372	$23,460	$65,832

______________

(1)
Billings during period includes adjustments for prior billings.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.1 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $4.9 million and $3.9 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2024	2023
Balance, beginning of period	$37,782	$43,141
Provision for credit losses	6,556	10,757
Amounts written-off	(6,232)	(10,528)
Recoveries	448	574
Balance, end of period	$38,554	$43,944

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended March 31, 2024	For the Quarter Ended March 31, 2023
Lease expenses (1)
Fixed lease expenses - operating	$1,444	$1,696
Variable lease expenses - operating	58	581
Sublease income (2)	-	(311)
Total lease expenses	$1,502	$1,966

Other information
Gross operating cash flows for operating leases (3)	$(2,466)	$(2,866)
Operating cash flows from subleases (3)	$-	$292

	As of March 31, 2024	As of March 31, 2023
Weighted average remaining lease term (in months) – operating leases	53	61
Weighted average discount rate – operating leases	4.9%	4.8%

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
(2)
Historically, for certain of our leased locations we had vacated the facility and had fully or partially subleased the space. As of March 31, 2024, we no longer have any subleased locations.
(3)
Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

8. CONTINGENCIES

An accrual for estimated legal fees of $2.5 million and $2.4 million at March 31, 2024 and December 31, 2023, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended March 31,
(Dollars in Thousands)	2024	2023
Pretax income	$52,851	$47,053
Provision for income taxes	$13,409	$12,569
Effective rate	25.4%	26.7%

As of December 31, 2023, a valuation allowance of $14.0 million was maintained with respect to our equity investment, available for sale short-term investments and state net operating losses. Due to an increase in the cumulative unrealized holding loss on available for sale short-term investments that is reflected in total other comprehensive loss, the deferred tax asset and valuation allowance with respect to this item was increased from $0.2 million to $0.4 million during the current quarter, which increased the overall valuation allowance from $14.0 million to $14.2 million. After considering both positive and negative evidence related to the realization of the deferred tax assets, we have determined that it is necessary to continue to maintain a $14.2 million valuation allowance against our equity investment, available for sale short-term investments and state net operating losses as of March 31, 2024.

The effective tax rate for the quarter ended March 31, 2024 was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 2.5%. The effective tax rate for the quarter ended March 31, 2023 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, the net effect of which decreased the effective tax rate by 0.8%.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $2.7 million in the next twelve months as a result of the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2024 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2024, we had accrued $3.4 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the quarters ended March 31, 2024 and 2023, the Company granted approximately 0.2 million and 0.4 million restricted stock units, respectively, which are not “performance-based” and which have a grant-date fair value of approximately $4.3 million and $5.3 million, respectively.

Additionally, for the quarters ended March 31, 2024 and 2023, the Company granted approximately 0.2 million and 0.3 million restricted stock units, respectively, which are “performance-based” and which have a grant-date fair value of approximately $3.5 million and $4.1 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2024 and 2023 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters ended March 31, 2024 and 2023.

Share-Based Compensation Expense

Total share-based compensation expense for each of the quarters ended March 31, 2024 and 2023 was $2.3 million.

As of March 31, 2024, we estimate that total compensation expense of approximately $20.3 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

11. STOCK REPURCHASE PROGRAM

On February 20, 2024, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2024 and expires September 30, 2025. The new stock repurchase program replaced the previous stock repurchase program. The other terms of the new stock repurchase program are consistent with the Company’s previous stock repurchase program.

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

During the quarter ended March 31, 2024, we repurchased approximately 0.4 million shares of our common stock for approximately $6.8 million at an average price of $17.60 per share, of which approximately 0.2 million shares of our common stock for approximately $3.9 million were purchased under the previous stock repurchase program. During the quarter ended March 31, 2023, we repurchased less than 0.1 million shares of our common stock for approximately $0.8 million at an average price of $13.61 per share.

As of March 31, 2024, approximately $47.1 million was available under our new authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2024 and 2023 were as follows (shares in thousands):

	For the Quarter Ended March 31,
	2024	2023
Basic common shares outstanding	65,555	67,235
Common stock equivalents	1,286	1,279
Diluted common shares outstanding	66,841	68,514

For the quarters ended March 31, 2024 and 2023, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were less than 0.1 million shares for each of the quarters ended March 31, 2024 and 2023.

13. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. As of March 31, 2024, our two segments are:

♦ Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population, including serving non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of personal and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2024, students enrolled at CTU represented approximately 73% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

♦ The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2024, students enrolled at AIUS represented approximately 27% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue				Operating Income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
CTU	$113,569	67.5%	$124,492	63.7%	$42,156	$43,690
AIUS	54,505	32.4%	70,840	36.2%	9,286	12,003
Corporate and Other	190	0.1%	266	0.1%	(5,164)	(12,357)
Total	$168,264	100.0%	$195,598	100.0%	$46,278	$43,336

	Total Assets as of (1)
	March 31, 2024	December 31, 2023
CTU	$208,317	$202,728
AIUS	168,898	161,336
Corporate and Other	674,750	643,252
Total	$1,051,965	$1,007,316

(1)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “may,” “should,” ”will,” “continue to,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•
declines in enrollment or interest in our programs or our ability to market to and contact prospective students;
•
our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the terms of any potential changes to or conditions imposed on our continued participation in the Title IV programs under new program participation agreements, the new 90-10, financial responsibility and administrative capability standards prescribed by the U.S. Department of Education (the “Department”)), as well as applicable accreditation standards and state regulatory requirements;
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
•
our continued eligibility to participate in educational assistance programs for key employers, veterans and other military personnel;
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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2024 Quarterly Reports on Form 10-Q.

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

2024 First Quarter Overview

During the first quarter ended March 31, 2024 ("current quarter"), we continued to experience strong student retention and engagement at both of our academic institutions as a result of our focus on our key objectives of enhancing student experiences, retention and academic outcomes.

Total student enrollments increased 9.0% at March 31, 2024 as compared to March 31, 2023, with CTU’s increase of 28.5% being partially offset with AIUS’ decrease of 22.9%. CTU's increase in total student enrollments was primarily driven by a positive timing impact from the academic calendar comparability resulting in more enrollment days for the current quarter as compared to the prior year quarter as well as organic student enrollment growth due to strong student retention and engagement. The total student enrollment decrease at AIUS was expected as a result of the operational changes made within prospective student enrollment, marketing and outreach processes by AIUS in the prior year to address regulatory changes which went into effect in July of 2023. AIUS had mostly reverted to normalized levels of operations during the fourth quarter of 2023 and as a result experienced growth in student enrollments for the current quarter when compared to the low point of the fourth quarter of 2023.

We view technology as a catalyst and differentiator for us and remain committed to making selective investments that deliver a more meaningful and relevant educational experience for our learners while continuing to improve the efficiency and effectiveness of our academic institutions’ academic and student support functions. Additionally, we remained focused on investing in and improving processes that support our corporate engagement programs. These programs remain a focus and a priority for both academic institutions and we will continue to make necessary investments in staff and technology to further grow their programs in an efficient and effective manner. Lastly, marketing and admissions spend, and commensurately prospective student inquiry generation, was lower during the current quarter as compared to the prior year quarter. Aided by data analytics, we continue to adjust our marketing strategies to further improve our focus on identifying prospective students who are more likely to succeed at one of our universities, as well as comply with updated expectations from various federal agencies around prospective student outreach.

We expect the strong levels of student retention and engagement that we experienced in 2023 and through the current quarter, to continue through the remainder of 2024. Additionally, as AIUS had mostly reverted to normalized levels of operations in the fourth quarter of 2023, we expect AIUS to experience double digit total student enrollment growth during 2024 as compared to December 31, 2023. Full year revenue is expected to be lower for 2024 primarily as a result of the academic calendar redesign at CTU which will result in lower revenue-earning days in 2024 as well as the lag impact on revenue of lower beginning total student enrollments at AIUS. Management expects to optimize operating expenses throughout 2024 to mostly offset this expected decline in revenue.

Financial Highlights

Revenue for the current quarter decreased by 14.0% or $27.3 million as compared to the prior year quarter, resulting from a decrease in revenue for CTU of 8.8% or $10.9 million and a decrease for AIUS of 23.1% or $16.3 million. CTU’s academic calendar may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact. The decrease in revenue at CTU was due to less revenue-earning days during the current quarter as compared to the prior year quarter. The decrease within AIUS was driven by a lag impact on revenue of the operational changes undertaken during 2023.

Operating income for the current quarter increased to $46.3 million as compared to operating income of $43.3 million in the prior year quarter. The increase in operating income for the current quarter was primarily due to lower operating expenses across most functional categories in the current quarter as compared to the prior year quarter which more than offset the decline in revenue.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $49.5 million for the current quarter as compared to $53.1 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters ended March 31, 2024 and 2023 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended March 31,
Adjusted Operating Income	2024	2023

Operating income	$46,278	$43,336
Depreciation and amortization	3,016	5,155
Legal fee expense related to certain matters (1)	230	4,619
Adjusted Operating Income	$49,524	$53,110

	For the Quarter Ended March 31,
Adjusted Earnings Per Diluted Share	2024	2023

Reported Earnings Per Diluted Share	$0.59	$0.50
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.02	0.04
Legal fee expense related to certain matters (1)	-	0.07
Total pre-tax adjustments	$0.02	$0.11
Tax effect of adjustments (2)	(0.01)	(0.03)
Total adjustments after tax	0.01	0.08
Adjusted Earnings Per Diluted Share	$0.60	$0.58

(1)
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

Regulatory Updates

Borrower Defense to Repayment

On February 28, 2023, the Career Colleges & Schools of Texas (“CCST”) filed a lawsuit in the U.S. District Court for the Northern District of Texas challenging the Department’s most recent versions of the borrower defense to repayment (BDR) and closed school loan discharge (CSLD) regulations that were to be effective July 1, 2023. CCST seeks to set aside these rules on the grounds that they violate the U.S. Constitution and the Administrative Procedure Act. On April 4, 2024, the Fifth Circuit reversed the district court’s denial of CCST’s motion for preliminary injunction and remanded the case back to the district court with instructions to postpone the effective date of these rules pending final judgment, effectively maintaining a nationwide injunction against these latest rules going into effect that had previously been entered by the Fifth Circuit. The Fifth Circuit’s ruling included a detailed analysis of the likelihood of success of CCST’s legal arguments against the Department and identified numerous reasons why, in its opinion, CCST is likely to be successful on the merits. Among other conclusions, the Fifth Circuit determined that the Higher Education Act likely does not grant the Department the authority to draft regulations providing affirmative claims that borrowers can assert against schools, in contrast to “defenses” to a creditor’s effort to collect on student loans. The Fifth Circuit also determined that the new BDR rule raised constitutional questions about the Department’s authority to adjudicate claims outside of the judicial system, and held that the new rule’s standards for actionable misrepresentations or omissions or aggressive or deceptive recruiting tactics most likely do not comply with the specificity requirements of the enabling statute. Finally, the Fifth Circuit held that the new CSLD regulations exceeded the Department’s authority by redefining a school “closure” to mean when the school ceased to provide programs in which most students were enrolled, and in authorizing automatic, full discharges of student loans without proof that the school closure was the reason that students were unable to complete their programs. On remand, the district court will decide the merits of CCST’s legal challenges. We are unable to predict whether and to what extent this legal challenge will have on the newest or prior versions of the BDR regulations and any related effort by the Department to seek recoupment of approved claims from institutions.

See Item 1, “Business – Legislative Action and Recent Department Regulatory Initiatives” and “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for an overview of BDR.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – ‘Borrower defense to repayment' regulations, including closed school loan discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth,’” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information about risks associated with the BDR and closed school loan discharge regulations.

Department Information Requests

In connection with its administration of Title IV Programs, the Department has broad powers to request information and review records of a participating institution. Since December 2021, the Company has responded to extensive requests for information from the Department's Investigation Group relating to CTU and AIUS and may be asked to respond to further requests in the future. Most recently, this group made an inquiry that questions whether and to what extent the promotion of our flexible mobile app technology is incompatible or inconsistent with how we also inform students of technology equipment and internet access requirements and may violate Title IV regulations. We believe our discussions of these topics are in compliance with the applicable Title IV regulations and are preparing an appropriate response. Significant resources are required to respond to the requests and the Department’s review of information provided could lead to additional requests for information or claims of noncompliance with the extensive regulatory requirements relating to the administration of Title IV Programs.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – ‘Compliance with the extensive regulatory requirements applicable to our business can be costly and time consuming, and failure to comply could result in substantial financial penalties, severe restrictions on or closure of our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our institutions,’ and ‘If the Department denies, or significantly conditions, recertification of either of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,’” and other risk factors in our Annual Report on Form 10-K for additional information about the risks surrounding continued participation in Title IV Programs.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2024 and 2023 (dollars in thousands):

	For the Quarter Ended March 31,
	2024	% of Total Revenue	2023	% of Total Revenue	2024 vs 2023 % Change
TOTAL REVENUE	$168,264		$195,598		-14.0%
OPERATING EXPENSES
Educational services and facilities (1)	29,858	17.7%	33,851	17.3%	-11.8%
General and administrative: (2)
Advertising and marketing	24,239	14.4%	31,295	16.0%	-22.5%
Admissions	20,890	12.4%	25,988	13.3%	-19.6%
Administrative	35,797	21.3%	44,646	22.8%	-19.8%
Bad debt	6,556	3.9%	10,757	5.5%	-39.1%
Total general and administrative expense	87,482	52.0%	112,686	57.6%	-22.4%
Depreciation and amortization	3,016	1.8%	5,155	2.6%	-41.5%
Asset impairment	1,630	1.0%	570	0.3%	NM
OPERATING INCOME	46,278	27.5%	43,336	22.2%	6.8%

PRETAX INCOME	52,851	31.4%	47,053	24.1%	12.3%
PROVISION FOR INCOME TAXES	13,409	8.0%	12,569	6.4%	6.7%
Effective tax rate	25.4%		26.7%

NET INCOME	$39,442	23.4%	$34,484	17.6%	14.4%

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

Revenue

Revenue for the first quarter of 2024 ("current quarter") decreased 14.0% or $27.3 million as compared to the prior year quarter. The decline was primarily driven by a timing impact of the academic calendar at CTU and lower total student enrollments at

AIUS over the past few quarters. Typically, total student enrollment balances at the end of any given quarter have a lag impact on revenue in the subsequent quarter.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2024	2023	2024 vs 2023 % Change
Educational services and facilities:
Academics & student related	$27,611	$31,123	-11.3%
Occupancy	2,247	2,728	-17.6%
Total educational services and facilities	$29,858	$33,851	-11.8%

The educational services and facilities expense for the current quarter decreased by 11.8% or $4.0 million as compared to the prior year quarter. Academics and student related costs decreased by 11.3% or $3.5 million for the current quarter as compared to the prior year quarter, primarily driven by operational changes made to align with recent student enrollments trends. Occupancy expenses for the current quarter improved by 17.6% or $0.5 million as compared to the prior year quarter driven by the optimization of leased space.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2024	2023	2024 vs 2023 % Change
General and administrative:
Advertising and marketing	$24,239	$31,295	-22.5%
Admissions	20,890	25,988	-19.6%
Administrative	35,797	44,646	-19.8%
Bad debt	6,556	10,757	-39.1%
Total general and administrative expense	$87,482	$112,686	-22.4%

The general and administrative expense for the current quarter decreased by 22.4% or $25.2 million as compared to the prior year quarter, driven by decreases within all expense categories for the current comparative period.

The administrative expense decreased by 19.8% or $8.8 million for the current quarter as compared to the prior year quarter, primarily driven by operational efficiencies within our academic institutions and decreased legal fees within Corporate and Other.

Advertising and marketing expense for the current quarter decreased by 22.5% or $7.1 million as compared to the prior year quarter, as a result of adjustments made to our marketing process related to identifying prospective student interest within both CTU and AIUS.

Admissions expense for the current quarter decreased by 19.6% or $5.1 million as compared to the prior year quarter. The current period improvement was driven by decreased expenses within both CTU and AIUS as a result of operational changes made during the prior year.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2024	% of Segment Revenue	2023	% of Segment Revenue	2024 vs 2023 % Change
Bad debt expense:
CTU	$3,028	2.7%	$7,125	5.7%	-57.5%
AIUS	3,528	6.5%	3,635	5.1%	-2.9%
Corporate and Other	-	NM	(3)	NM	NM
Total bad debt expense	$6,556	3.9%	$10,757	5.5%	-39.1%

Bad debt expense decreased by 39.1% or $4.2 million for the current quarter as compared to the prior year quarter, with improvement experienced at both CTU and AIUS. CTU and AIUS' bad debt expense decreased by 57.5% or $4.1 million and 2.9% or $0.1 million, respectively, for the current quarter as compared to the prior year quarter. Bad debt as a percentage of revenue improved by 1.6% for the current quarter as compared to the prior year quarter.

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

Operating Income

Operating income increased by 6.8% or $2.9 million for the current quarter as compared to the prior year quarter. The current quarter increase was primarily driven by lower operating expenses across all categories which more than offset the decline in revenue for the current quarter.

Provision for Income Taxes

For the quarter ended March 31, 2024, we recorded a provision for income taxes of $13.4 million or 25.4% as compared to a provision for income taxes of $12.6 million or 26.7% for the prior year quarter. The effective tax rate for the quarter ended March 31, 2024 was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 2.5%. The effective tax rate for the quarter ended March 31, 2023 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, the net effect of which decreased the effective tax rate by 0.8%. For the full year 2024, we expect our effective tax rate to be between 25.5% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2024	2023	% Change	2024	2023	% Change	2024	2023
REVENUE:
CTU	$113,569	$124,492	-8.8%	$42,156	$43,690	-3.5%	37.1%	35.1%
AIUS	54,505	70,840	-23.1%	9,286	12,003	-22.6%	17.0%	16.9%
Corporate and other	190	266	-28.6%	(5,164)	(12,357)	-58.2%	NM	NM
Total	$168,264	$195,598	-14.0%	$46,278	$43,336	6.8%	27.5%	22.2%

	TOTAL STUDENT ENROLLMENTS
	As of March 31,
	2024	2023	% Change
CTU	30,200	23,500	28.5%
AIUS	11,100	14,400	-22.9%
Total	41,300	37,900	9.0%

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

CTU. Current quarter revenue decreased by 8.8% or $10.9 million as compared to the prior year quarter. The decrease was primarily driven by a lower number of revenue earnings days during the current quarter as compared to the prior year quarter.

Current quarter operating income for CTU decreased by 3.5% or $1.5 million as compared to the prior year quarter driven by the decrease in revenue discussed above, which was mostly offset with decreased operating expenses.

AIUS. Current quarter revenue decreased by 23.1% or $16.3 million as compared to the prior year quarter. The decrease was primarily driven by a decrease in total student enrollments of 22.9% at March 31, 2024 as compared to the prior year quarter end due to the lag impact from the operational changes made during the latter half of 2023.

Current quarter operating income for AIUS decreased by 22.6% or $2.7 million as compared to the prior year quarter driven by the decrease in revenue discussed above, which was mostly offset with decreased operating expenses.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter improved by 58.2% or $7.2 million as compared to the prior year quarter, primarily as a result of decreased legal fee expense.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2024, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $642.4 million. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2024. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and quarterly dividends payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On February 20, 2024, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2024 and expires September 30, 2025. The new stock repurchase program replaced the previous stock repurchase program. The timing of purchases and the number of shares repurchased under the program will be determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors.

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

The Second Amended Credit Agreement and the ancillary documents executed in connection therewith contain customary affirmative, negative and financial maintenance covenants. The Company is required to maintain unrestricted cash, cash equivalents and short-term investments in domestic accounts in an amount at least equal to the aggregate loan commitments then in effect. Acquisitions to be undertaken by the Company must meet certain criteria, and the Company’s ability to make restricted payments, including payments in connection with a repurchase of shares of our common stock and quarterly dividend payments, is subject to an aggregate maximum of $100.0 million per fiscal year. Upon the occurrence of certain regulatory events or if the Company’s unrestricted cash, cash equivalents and short term investments are less than 125% of the aggregate amount of the loan commitments then in effect, the Company is required to maintain cash in a segregated, restricted account in an amount not less than the aggregate loan commitments then in effect. The Second Amended Credit Agreement also contains customary representations and warranties, events of default, and rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans, terminate the commitments and realize upon the collateral securing the obligations under the credit agreement. As of March 31, 2024, there were no amounts outstanding under the revolving credit facility.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2024 and 2023, net cash flows provided by operating activities totaled $54.5 million and $4.6 million, respectively. The current quarter increase in net cash flows provided by operating activities was driven by timing of academic terms at CTU and the resulting cash receipts versus the prior year quarter.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments.

For further discussion of Title IV Program funding and other funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarters ended March 31, 2024 and 2023, net cash flows used in investing activities totaled $30.8 million and $21.4 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $29.6 million and $19.4 million for the quarters ended March 31, 2024 and 2023, respectively.

Capital Expenditures. Capital expenditures decreased to $1.2 million for the quarter ended March 31, 2024 as compared to $1.9 million for the quarter ended March 31, 2023. For the full year 2024, we expect capital expenditures to be between 1% to 2% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2024 and 2023, net cash flows used in financing activities totaled $15.9 million and $2.8 million, respectively. Payments to repurchase shares of our common stock were $6.8 million for the quarter ended March 31, 2024 and $0.8 million for the quarter ended March 31, 2023.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $3.4 million and $2.2 million for the quarters ended March 31, 2024 and 2023, respectively.

Payments of cash dividends. During the quarter ended March 31, 2024, the Company made dividend payments of $7.2 million.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2023 to March 31, 2024 were as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	41,942	29,398	43%
NON-CURRENT ASSETS:
Right of use asset, net	13,963	19,096	-27%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payroll and related benefits	18,726	32,684	-43%
Income taxes	16,543	3,974	316%
Deferred revenue	61,498	37,215	65%

Student receivables, net: The increase is driven by timing of academic terms within CTU and AIUS, along with an increase in total student enrollments at CTU.

Right of use asset, net: The decrease is driven by impairment charges associated with the decision to exit a portion of certain leased facilities during the quarter along with recurring amortization of remaining ROU assets.

Payroll and related benefits: The decrease is driven by annual incentive compensation payments made during the current quarter which were accrued as of the prior year end.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2024.

Deferred revenue: The increase is primarily related to the timing impact of the academic terms within CTU and AIUS along with an increase in total student enrollments at CTU.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2024, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the Second Amended Credit Agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of March 31, 2024, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of March 31, 2024 and December 31, 2023. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 21, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2024, the Board of Directors of the Company approved a new stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. See Note 11 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2023				$18,528,794
January 1, 2024—January 31, 2024	-	$-	-	18,528,794
February 1, 2024—February 29, 2024	220,000	17.63	220,000	14,646,422
March 1, 2024—March 31, 2024	358,669	17.64	164,571	47,106,022
Total	578,669		384,571

(1)
Includes 194,098 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On February 20, 2024, the Board of Directors of the Company approved a new stock repurchase program of up to $50.0 million which commenced on March 1, 2024 and expires on September 30, 2025.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	2024 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 13, 2024

*10.2	Form of Restricted Stock Unit Agreement under the 2016 Plan (Time-Based)	Exhibit 10.2 to our Form 8-K filed on March 13, 2024

*10.3	Form of Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based)	Exhibit 10.3 to our Form 8-K filed on March 13, 2024

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: May 1, 2024	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2024	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)