Form 10-Q
period 2024-06-30
PERDOCEO EDUCATION Corp
filed 2024-07-31
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 26, 2024: 65,673,430

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2024	2023
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$127,852	$118,009
Restricted cash	1,037	1,012
Total cash, cash equivalents and restricted cash	128,889	119,021
Short-term investments	546,273	485,135
Total cash and cash equivalents, restricted cash and short-term investments	675,162	604,156
Student receivables, gross	69,237	64,011
Allowance for credit losses	(34,382)	(34,613)
Student receivables, net	34,855	29,398
Receivables, other	4,982	4,539
Prepaid expenses	12,558	11,712
Inventories	4,467	5,004
Other current assets	457	155
Total current assets	732,481	654,964

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $62,654 and $58,785 as of June 30, 2024 and December 31, 2023, respectively	19,087	21,371
Right of use asset, net	16,455	19,096
Goodwill	241,162	241,162
Intangible assets, net of amortization of $25,828 and $23,612 as of June 30, 2024 and December 31, 2023, respectively	34,002	36,219
Student receivables, gross	8,156	7,028
Allowance for credit losses	(2,889)	(3,169)
Student receivables, net	5,267	3,859
Deferred income tax assets, net	23,242	23,804
Other assets	6,545	6,841
TOTAL ASSETS	$1,078,241	$1,007,316
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,397	$5,701
Accounts payable	13,267	10,766
Accrued expenses:
Payroll and related benefits	25,295	32,684
Advertising and marketing costs	6,984	7,196
Income taxes	6,502	3,974
Other	22,023	13,503
Deferred revenue	55,390	37,215
Total current liabilities	134,858	111,039

NON-CURRENT LIABILITIES:
Lease liability-operating	18,443	21,346
Other liabilities	25,416	33,510
Total non-current liabilities	43,859	54,856
Commitments and Contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 90,977,866 and 90,270,306 shares issued, 65,673,430 and 65,544,539 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	910	903
Additional paid-in capital	701,153	694,798
Accumulated other comprehensive loss	(1,721)	(666)
Retained earnings	543,606	480,606
Treasury stock, at cost; 25,304,436 and 24,725,767 shares as of June 30, 2024 and December 31, 2023, respectively	(344,424)	(334,220)
Total stockholders' equity	899,524	841,421
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,078,241	$1,007,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands, Except Per Share Amounts)	2024	2023	2024	2023
REVENUE:
Tuition and fees, net	$165,404	$184,520	$332,402	$377,839
Other	1,336	2,044	2,602	4,323
Total revenue	166,740	186,564	335,004	382,162

OPERATING EXPENSES:
Educational services and facilities	27,516	32,748	57,374	66,599
General and administrative	89,311	100,588	176,793	213,274
Depreciation and amortization	3,069	4,369	6,085	9,524
Asset impairment	838	765	2,468	1,335
Total operating expenses	120,734	138,470	242,720	290,732
Operating income	46,006	48,094	92,284	91,430

OTHER INCOME:
Interest income	7,190	4,531	13,983	8,349
Interest expense	(112)	(96)	(447)	(191)
Miscellaneous (expense) income	(70)	22,074	45	22,068
Total other income	7,008	26,509	13,581	30,226

PRETAX INCOME	53,014	74,603	105,865	121,656
Provision for income taxes	14,585	19,930	27,994	32,499
NET INCOME	38,429	54,673	77,871	89,157

NET INCOME PER SHARE - BASIC:	$0.59	$0.81	$1.19	$1.32

NET INCOME PER SHARE - DILUTED:	$0.57	$0.80	$1.16	$1.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,611	67,421	65,583	67,328
Diluted	67,077	68,533	66,956	68,512

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands)	2024	2023	2024	2023
NET INCOME	$38,429	$54,673	$77,871	$89,157
OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(8)	(3)	(39)	23
Unrealized loss on investments	(93)	(1,497)	(1,016)	(197)
Total other comprehensive loss	(101)	(1,500)	(1,055)	(174)
COMPREHENSIVE INCOME	$38,328	$53,173	$76,816	$88,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE, April 1, 2024	90,907	$909	(25,304)	$(344,424)	$698,619	$(1,620)	$512,622	$866,106
Net income	-	-	-	-	-	-	38,429	38,429
Foreign currency translation	-	-	-	-	-	(8)	-	(8)
Unrealized loss on investments, net of tax	-	-	-	-	-	(93)	-	(93)
Dividends to shareholders, per share $0.11	-	-	-	-	-	-	(7,445)	(7,445)
Share-based compensation expense	-	-	-	-	2,250	-	-	2,250
Common stock issued	71	1	-	-	284	-	-	285
BALANCE, June 30, 2024	90,978	$910	(25,304)	$(344,424)	$701,153	$(1,721)	$543,606	$899,524

	Common Stock		Treasury Stock
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE, April 1, 2023	89,924	$899	(22,446)	$(304,648)	$686,719	$(4,121)	$382,323	$761,172
Net income	-	-	-	-	-	-	54,673	54,673
Foreign currency translation	-	-	-	-	-	(3)	-	(3)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,497)	-	(1,497)
Treasury stock purchased	-	-	(161)	(1,914)	-	-	-	(1,914)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense	-	-	-	-	2,021	-	-	2,021
Common stock issued	92	1	-	-	65	-	-	66
BALANCE, June 30, 2023	90,016	$900	(24,407)	$(328,648)	$688,805	$(5,621)	$436,996	$792,432

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2024	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421
Net income	-	-	-	-	-	-	77,871	77,871
Foreign currency translation	-	-	-	-	-	(39)	-	(39)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,016)	-	(1,016)
Dividends to shareholders, per share $0.22	-	-	-	-	-	-	(14,871)	(14,871)
Treasury stock purchased	-	-	(385)	(6,769)	-	-	-	(6,769)
Share-based compensation expense	-	-	-	-	4,557	-	-	4,557
Common stock issued	708	7	(193)	(3,435)	1,798	-	-	(1,630)
BALANCE, June 30, 2024	90,978	$910	(25,304)	$(344,424)	$701,153	$(1,721)	$543,606	$899,524

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2023	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	89,157	89,157
Foreign currency translation	-	-	-	-	-	23	-	23
Unrealized loss on investments, net of tax	-	-	-	-	-	(197)	-	(197)
Treasury stock purchased	-	-	(221)	(2,729)	-	-	-	(2,729)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense	-	-	-	-	4,315	-	-	4,315
Common stock issued	620	6	(165)	(2,209)	307	-	-	(1,896)
BALANCE, June 30, 2023	90,016	$900	(24,407)	$(328,648)	$688,805	$(5,621)	$436,996	$792,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended June 30,
(In Thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,871	$89,157
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	2,468	1,335
Gain on sale of asset	-	(22,086)
Depreciation and amortization expense	6,085	9,524
Bad debt expense	12,631	18,927
Compensation expense related to share-based awards	4,557	4,315
Deferred income taxes	562	2,975
Changes in operating assets and liabilities	(11,157)	(37,927)
Net cash provided by operating activities	93,017	66,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(204,060)	(159,183)
Sales of available-for-sale investments	145,945	132,325
Purchases of property and equipment	(2,022)	(3,612)
Net cash used in investing activities	(60,137)	(30,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,805	313
Purchase of treasury stock	(6,769)	(2,729)
Payments of employee tax associated with stock compensation	(3,435)	(2,209)
Payments of cash dividends and dividend equivalents	(14,613)	-
Net cash used in financing activities	(23,012)	(4,625)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,868	31,125
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	119,021	118,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$128,889	$150,009

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q (Form 10-Q). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This report should be read in conjunction with our 2023 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation.

Operating results for the quarter and year to date ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance not yet adopted

In December 2023, the FASB issued Accounting Standard Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about income taxes paid by federal, state and foreign taxes, and by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendments also require entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity disclose on an annual and interim basis, 1) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, 2) an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, and 3) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. For all public business entities, ASU 2023-07 is effective for annual periods after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$244,985	$80	$(847)	$244,218
Treasury and federal agencies	302,912	19	(876)	302,055
Total short-term investments (available for sale)	$547,897	$99	$(1,723)	$546,273

	December 31, 2023
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	245,886	719	(892)	245,713
Treasury and federal agencies	239,859	393	(830)	239,422
Total short-term investments (available for sale)	$485,745	$1,112	$(1,722)	$485,135

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

Realized gains or loss resulting from sales of investments were zero during the quarters and years to date ended June 30, 2024 and June 30, 2023.

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

As of June 30, 2024, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of June 30, 2024 and December 31, 2023. Additionally, money market funds of $30.9 million and $30.3 million included within cash and cash equivalents on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, were measured under Level 1. Federal agency debt securities of $44.9 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of December 31, 2023 were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of June 30, 2024, our investment in an equity affiliate equated to 30.7%, or $1.2 million.

During the quarters ended June 30, 2024 and 2023, we recorded less than $0.1 million of loss for each respective period, and during the years to date ended June 30, 2024 and 2023, we recorded less than $0.1 million of gain and $0.1 million of loss, respectively, related to our equity affiliate within miscellaneous (expense) income on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded during the quarters and years to date ended June 30, 2024 and 2023 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2024	$423
For the quarter ended June 30, 2023	$414
For the year to date ended June 30, 2024	$867
For the year to date ended June 30, 2023	$845

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

As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended June 30, 2024 and 2023 (dollars in thousands):

	For the Quarter Ended June 30, 2024				For the Quarter Ended June 30, 2023
	CTU	AIUS	Corporate and Other	Total	CTU	AIUS	Corporate and Other	Total
Tuition, net (1)	$106,978	$50,966	$-	$157,944	$112,864	$63,136	$-	$176,000
Technology and other fees	4,998	2,462	-	7,460	5,420	3,100	-	8,520
Total tuition and fees, net	111,976	53,428	-	165,404	118,284	66,236	-	184,520
Other revenue (2)	852	294	190	1,336	1,008	826	210	2,044
Total revenue	$112,828	$53,722	$190	$166,740	$119,292	$67,062	$210	$186,564

	For the Year to Date Ended June 30, 2024				For the Year to Date Ended June 30, 2023
	CTU	AIUS	Corporate and Other	Total	CTU	AIUS	Corporate and Other	Total
Tuition, net (1)	$214,418	$102,795	$-	$317,213	$230,862	$129,781	$-	$360,643
Technology and other fees	10,338	4,851	-	15,189	10,843	6,353	-	17,196
Total tuition and fees, net	224,756	107,646	-	332,402	241,705	136,134	-	377,839
Other revenue (2)	1,641	581	380	2,602	2,079	1,768	476	4,323
Total revenue	$226,397	$108,227	$380	$335,004	$243,784	$137,902	$476	$382,162

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

The amount of deferred revenue balances which are being offset with contract assets balances as of June 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Gross deferred revenue	$90,785	$63,970
Gross contract assets	$(35,395)	(26,755)
Deferred revenue, net	$55,390	$37,215

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2024			For the Quarter Ended June 30, 2023
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, April 1	$82,320	$36,619	$118,939	$42,372	$23,460	$65,832
Revenue earned from prior balances	(69,946)	(29,510)	(99,456)	(32,859)	(19,609)	(52,468)
Billings during period(1)	97,465	39,022	136,487	148,118	74,318	222,436
Revenue earned for new billings during the period	(42,030)	(23,918)	(65,948)	(85,425)	(46,627)	(132,052)
Other adjustments	71	692	763	496	459	955
Gross deferred revenue, June 30	$67,880	$22,905	$90,785	$72,702	$32,001	$104,703

	For the Year to Date Ended June 30, 2024			For the Year to Date Ended June 30, 2023
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, January 1	$42,531	$21,439	$63,970	$67,245	$39,955	$107,200
Revenue earned from prior balances	(37,248)	(19,653)	(56,901)	(58,404)	(32,495)	(90,899)
Billings during period(1)	250,342	108,799	359,141	248,130	127,450	375,580
Revenue earned for new billings during the period	(187,508)	(87,993)	(275,501)	(183,301)	(103,639)	(286,940)
Other adjustments	(237)	313	76	(968)	730	(238)
Gross deferred revenue, June 30	$67,880	$22,905	$90,785	$72,702	$32,001	$104,703

______________

(1)
Billings during period includes adjustments for prior billings.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.0 million for each period as of June 30, 2024 and December 31, 2023, respectively. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $5.3 million and $3.9 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$38,554	$43,944	$37,782	$43,141
Provision for credit losses	6,075	8,170	12,631	18,927
Amounts written-off	(7,821)	(9,608)	(14,053)	(20,136)
Recoveries	463	549	911	1,123
Balance, end of period	$37,271	$43,055	$37,271	$43,055

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

7. LEASES

We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2033. Lease terms generally range from five to ten years with one to four renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period, which are typically variable in nature.

We determine if a contract contains a lease when the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish a right of use (“ROU”) asset and a lease liability.

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended June 30, 2024	For the Year to Date Ended June 30, 2024
Lease expenses (1)
Fixed lease expenses - operating	$1,122	$2,566
Variable lease expenses - operating	279	337
Total lease expenses	$1,401	$2,903

Other information
Gross operating cash flows for operating leases (3)	$(2,016)	$(4,482)

	For the Quarter Ended June 30, 2023	For the Year to Date Ended June 30, 2023
Lease expenses (1)
Fixed lease expenses - operating	$1,638	$3,334
Variable lease expenses - operating	380	961
Sublease income (2)	(189)	(500)
Total lease expenses	$1,829	$3,795

Other information
Gross operating cash flows for operating leases (3)	$(2,717)	$(5,583)
Operating cash flows from subleases (3)	$196	$488

	As of June 30, 2024	As of June 30, 2023
Weighted average remaining lease term (in months) – operating leases	69	60
Weighted average discount rate – operating leases	5.1%	4.8%

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
(2)
Historically, for certain of our leased locations we had vacated the facility and had fully or partially subleased the space. As of June 30, 2024, we no longer have any subleased locations.
(3)
Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

8. CONTINGENCIES

An accrual for estimated legal fees of $3.0 million and $2.4 million at June 30, 2024 and December 31, 2023, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Pretax income	$53,014	$74,603	$105,865	$121,656
Provision for income taxes	$14,585	$19,930	$27,994	$32,499
Effective rate	27.5%	26.7%	26.4%	26.7%

The effective tax rate for the quarter and year to date ended June 30, 2024 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 1.4% and 2.0%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2023 was impacted by a $5.3 million unfavorable discrete adjustment related to the $22.1 million gain on the sale of the Le Cordon Bleu trademark, which was taxed at 24.1%. The effective tax rate for the quarter and year to date ended June 30, 2023 also includes the tax effect of stock-based compensation and the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.7%, respectively. Additionally, as of June 30, 2024, a valuation allowance of $14.3 million was maintained with respect to our equity investment, available for sale short-term investments and state net operating losses.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $2.1 million in the next twelve months as a result of the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2024 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2024, we had accrued $3.7 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For the quarters ended June 30, 2024 and 2023, the Company granted less than 0.1 million restricted stock units in each period which are not “performance-based” and which have a grant-date fair value of approximately $1.0 million and $0.7 million, respectively. For the years to date ended June 30, 2024 and 2023, the Company granted approximately 0.3 million and 0.4 million restricted stock units, respectively, which are not "performance-based" and which have a grant-date fair value of approximately $5.3 million and $5.9 million, respectively.

For the years to date ended June 30, 2024 and 2023, the Company granted approximately 0.2 million and 0.3 million restricted stock units, respectively, which are “performance-based” and which have a grant-date fair value of approximately $3.5 million and $4.1 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2024 and 2023 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters or years to date ended June 30, 2024 and 2023.

Share-Based Compensation Expense

For the quarters ended June 30, 2024 and 2023, the total share-based compensation expense was approximately $2.3 million and $2.0 million, respectively. For the years to date ended June 30, 2024 and 2023, the total share-based compensation expense was approximately $4.6 million and $4.3 million, respectively.

As of June 30, 2024, we estimate that total compensation expense of approximately $19.5 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the years to date ended June 30, 2024 and 2023, we repurchased approximately 0.4 million shares and 0.2 million shares of our common stock, respectively, for approximately $6.8 million at an average price of $17.60 per share during the year to date ended June 30, 2024 and for approximately $2.7 million at an average price of $12.35 per share during the year to date ended June 30, 2023. During the quarter ended June 30, 2024 we did not repurchase any shares of our common stock and during the quarter ended June 30, 2023, we repurchased approximately 0.2 million shares of our common stock for approximately $1.9 million at an average price of $11.88 per share.

As of June 30, 2024, approximately $47.1 million was available under our new authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2024 and 2023 were as follows (shares in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2024	2023	2024	2023
Basic common shares outstanding	65,611	67,421	65,583	67,328
Common stock equivalents	1,466	1,112	1,373	1,184
Diluted common shares outstanding	67,077	68,533	66,956	68,512

For the quarters and years to date ended June 30, 2024 and 2023, certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive options that were excluded from our computations of diluted earnings per share were less than 0.1 million shares and approximately 0.3 million shares, respectively, for the quarters ended June 30, 2024 and 2023, and less than 0.1 million shares and approximately 0.3 million shares, respectively, for the years to date ended June 30, 2024 and 2023.

13. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. As of June 30, 2024, our two segments are:

♦ Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population, including serving non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of personal and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2024, students enrolled at CTU represented approximately 75% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

♦ The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2024, students enrolled at AIUS represented approximately 25% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue				Operating Income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
CTU	$112,828	67.7%	$119,292	64.0%	$42,890	$40,451
AIUS	53,722	32.2%	67,062	35.9%	12,926	17,078
Corporate and Other	190	0.1%	210	0.1%	(9,810)	(9,435)
Total	$166,740	100.0%	$186,564	100.0%	$46,006	$48,094

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
CTU	$226,397	67.6%	$243,784	63.8%	$85,046	$84,141
AIUS	108,227	32.3%	137,902	36.1%	22,212	29,081
Corporate and Other	380	0.1%	476	0.1%	(14,974)	(21,792)
Total	$335,004	100.0%	$382,162	100.0%	$92,284	$91,430

	Total Assets as of (1)
	June 30, 2024	December 31, 2023
CTU	$210,845	$202,728
AIUS	168,836	161,336
Corporate and Other	698,560	643,252
Total	$1,078,241	$1,007,316

(1)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

14. SUBSEQUENT EVENTS

Agreement to acquire the University of St. Augustine for Health Sciences, LLC

Perdoceo Education Corporation signed a definitive agreement to acquire 100% ownership of the University of St. Augustine for Health Sciences, LLC ("USAHS"). The material terms of the transaction have been described in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2024. Completion of the acquisition is subject to customary closing conditions and satisfactory regulatory approvals from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC"), as well as other key regulatory bodies, and receipt of a preacquisition review response from the US Department of Education. The Company expects to complete the acquisition in December 2024.

Perdoceo expects to pay approximately $142.0 million to $144.0 million in cash at closing to acquire 100% ownership of USAHS. The actual cash paid will depend on adjustments for cash, debt and working capital based on the final closing balance sheet. The acquisition is not subject to a financing condition. Perdoceo plans to use cash on hand for the purchase.

Termination of credit agreement

On July 29, 2024, the Company gave notice of the termination of its credit agreement, dated as of September 8, 2021, as amended (the “Credit Agreement”), by and among the Company, as borrower, certain of its subsidiary guarantors thereunder, the lenders from time-to-time parties thereto and Wintrust Bank N.A. (the “Termination”). A description of the Credit Agreement is included in Note 4 “Financial Instruments” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

At the time of the Termination of the Credit Agreement, the Company was not in default under the Credit Agreement, nor did it have any amounts outstanding thereunder. The Credit Agreement was due to mature on January 31, 2027. The Company made the decision to terminate the Credit Agreement due to the Company’s strong cash position and to avoid uncertainty under the Credit Agreement associated with newly effective Title IV financial responsibility requirements.

The Termination was effective on July 30, 2024. Upon effectiveness of the Termination, all security interests and pledges granted to the secured parties under the Credit Agreement were terminated and released. The Company did not incur any material early termination penalties in connection with the Termination.

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

2024 Second Quarter Overview

During the second quarter ended June 30, 2024 ("current quarter"), we continued to experience high levels of student retention and engagement at both CTU and AIUS, with student retention at multi-year highs. Our faculty and student support teams remain dedicated to educating and serving our students, and we anticipate that student retention should continue to trend at these levels through the remainder of 2024.

Total student enrollments increased 4.2% at June 30, 2024 as compared to June 30, 2023, with CTU’s increase of 14.7% being partially offset with AIUS’ decrease of 18.2%. CTU's increase in total student enrollments was driven by a positive timing impact from the academic calendar comparability resulting in more enrollment days for the current year to date as compared to the prior year to date as well as organic student enrollment growth within our corporate engagement programs. The total student enrollment decrease at AIUS was expected and due to the operational changes made within prospective student enrollment, marketing and outreach processes by AIUS in the prior year to address regulatory changes which went into effect in July of 2023.

We view technology as a catalyst and differentiator for us and remain committed to making selective investments that deliver a more meaningful and relevant educational experience for our learners while continuing to improve the efficiency and effectiveness of our academic institutions’ student support functions. Additionally, we remained focused on investing in and improving processes that support our corporate engagement programs. These programs remain a focus and a priority for both academic institutions and we will continue to make necessary investments in staff and technology to further grow their programs in an efficient and effective manner. Lastly, marketing and admissions spend, and commensurately prospective student inquiry generation, was lower during the current quarter as compared to the prior year quarter. Aided by data analytics, we continue to adjust our marketing strategies to further improve our focus on identifying prospective students who are more likely to succeed at one of our universities, as well as comply with updated expectations from various federal agencies around prospective student outreach.

We expect the strong levels of student retention and engagement experienced through the current year to date, to continue through the remainder of 2024. Additionally, as AIUS had mostly reverted to normalized levels of operations in the fourth quarter of 2023, we expect AIUS to experience total student enrollment growth at December 31, 2024 as compared to the prior year end. Full year revenue is expected to be lower for 2024 primarily due to the lag impact on revenue of lower beginning total student enrollments at AIUS as well as lower revenue due to simplification of our professional development offerings at CTU.

Financial Highlights

Revenue for the current quarter decreased by 10.6% or $19.8 million as compared to the prior year quarter, resulting from a decrease in revenue for CTU of 5.4% or $6.5 million and a decrease for AIUS of 19.9% or $13.3 million. The decrease in revenue at CTU was driven by changes within our professional development program offerings and the decrease within AIUS was driven by a lag impact on revenue of the operational changes undertaken during 2023.

Operating income for the current quarter decreased to $46.0 million as compared to operating income of $48.1 million in the prior year quarter. The decrease in operating income for the current quarter was a result of lower revenue which was only partially offset with lower operating expenses across most functional categories in the current quarter as compared to the prior year quarter.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $50.9 million for the current quarter as compared to $55.2 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended June 30, 2024 and 2023 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Operating Income	2024	2023	2024	2023

Operating income	$46,006	$48,094	$92,284	$91,430
Depreciation and amortization	3,069	4,369	6,085	9,524
Legal fee expense related to certain matters (1)	1,815	2,709	2,045	7,328
Adjusted Operating Income	$50,890	$55,172	$100,414	$108,282

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
Adjusted Earnings Per Diluted Share	2024	2023	2024	2023

Reported Earnings Per Diluted Share	$0.57	$0.80	$1.16	$1.30
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.02	0.03	0.04	0.07
Legal fee expense related to certain matters (1)	0.03	0.04	0.03	0.11
Gain on sale of intangible asset (2)	-	(0.32)	-	(0.32)
Total pre-tax adjustments	$0.05	$(0.25)	$0.07	$(0.14)
Tax effect of adjustments (3)	(0.02)	0.06	(0.02)	0.03
Total adjustments after tax	0.03	(0.19)	0.05	(0.11)
Adjusted Earnings Per Diluted Share	$0.60	$0.61	$1.21	$1.19

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

Regulatory Updates

Institutional Accreditation

On July 19, 2024, the Higher Learning Commission informed AIUS that it had acted at its meeting on July 16, 2024 to continue AIUS' accreditation, with its next reaffirmation of accreditation scheduled for 2033-2034.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2024 and 2023 (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2024	% of Total Revenue	2023	% of Total Revenue	2024 vs 2023 % Change	2024	% of Total Revenue	2023	% of Total Revenue	2024 vs 2023 % Change
TOTAL REVENUE	$166,740		$186,564		-10.6%	$335,004		$382,162		-12.3%
OPERATING EXPENSES
Educational services and facilities (1)	27,516	16.5%	32,748	17.6%	-16.0%	57,374	17.1%	66,599	17.4%	-13.9%
General and administrative: (2)
Advertising and marketing	23,132	13.9%	25,836	13.8%	-10.5%	47,371	14.1%	57,131	14.9%	-17.1%
Admissions	19,964	12.0%	23,325	12.5%	-14.4%	40,854	12.2%	49,313	12.9%	-17.2%
Administrative	40,140	24.1%	43,257	23.2%	-7.2%	75,937	22.7%	87,903	23.0%	-13.6%
Bad debt	6,075	3.6%	8,170	4.4%	-25.6%	12,631	3.8%	18,927	5.0%	-33.3%
Total general and administrative expense	89,311	53.6%	100,588	53.9%	-11.2%	176,793	52.8%	213,274	55.8%	-17.1%
Depreciation and amortization	3,069	1.8%	4,369	2.3%	-29.8%	6,085	1.8%	9,524	2.5%	-36.1%
Asset impairment	838	0.5%	765	0.4%	NM	2,468	0.7%	1,335	0.3%	NM
OPERATING INCOME	46,006	27.6%	48,094	25.8%	-4.3%	92,284	27.5%	91,430	23.9%	0.9%

PRETAX INCOME	53,014	31.8%	74,603	40.0%	-28.9%	105,865	31.6%	121,656	31.8%	-13.0%
PROVISION FOR INCOME TAXES	14,585	8.7%	19,930	10.7%	-26.8%	27,994	8.4%	32,499	8.5%	-13.9%
Effective tax rate	27.5%		26.7%			26.4%		26.7%

NET INCOME	$38,429	23.0%	$54,673	29.3%	-29.7%	$77,871	23.2%	$89,157	23.3%	-12.7%

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

Revenue

The current quarter and year to date revenue decreased by 10.6% or $19.8 million and 12.3% or $47.2 million, respectively, as compared to the prior year periods, driven by decreases in revenue within both CTU and AIUS. The decline for the current quarter and year to date was driven by the lag impact on revenue due to the operational changes made at AIUS in the prior year as well as changes within our professional development program offerings at CTU. Typically, total student enrollment balances at the end of any given quarter have a lag impact on revenue in the subsequent quarter.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2024	2023	2024 vs 2023 % Change	2024	2023	2024 vs 2023 % Change
Educational services and facilities:
Academics & student related	$26,055	$30,233	-13.8%	$53,666	$61,356	-12.5%
Occupancy	1,461	2,515	-41.9%	3,708	5,243	-29.3%
Total educational services and facilities	$27,516	$32,748	-16.0%	$57,374	$66,599	-13.9%

The educational services and facilities expense for the current quarter and year to date decreased by 16.0% or $5.2 million and 13.9% or $9.2 million, respectively, as compared to the prior year periods. Academics and student related costs decreased by 13.8% or $4.2 million and 12.5% or $7.7 million for the current quarter and year to date, respectively, as compared to the prior year periods, primarily driven by operational changes made to align with recent student enrollments trends. Occupancy expenses for the current quarter and year to date improved by 41.9% or $1.1 million and 29.3% or $1.5 million, respectively, as compared to the prior year periods, driven by the optimization of leased space.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2024	2023	2024 vs 2023 % Change	2024	2023	2024 vs 2023 % Change
General and administrative:
Advertising and marketing	$23,132	$25,836	-10.5%	$47,371	$57,131	-17.1%
Admissions	19,964	23,325	-14.4%	40,854	49,313	-17.2%
Administrative	40,140	43,257	-7.2%	75,937	87,903	-13.6%
Bad debt	6,075	8,170	-25.6%	12,631	18,927	-33.3%
Total general and administrative expense	$89,311	$100,588	-11.2%	$176,793	$213,274	-17.1%

The general and administrative expense for the current quarter and year to date decreased by 11.2% or $11.3 million and 17.1% or $36.5 million, respectively, as compared to the prior year periods, driven by decreases within all expense categories for the current comparative period.

Advertising and marketing expense for the current quarter and year to date decreased by 10.5% or $2.7 million and 17.1% or $9.8 million, respectively, as compared to the prior year periods, as a result of adjustments made to our marketing processes related to identifying prospective student interest within both CTU and AIUS.

Admissions expense for the current quarter and year to date decreased by 14.4% or $3.4 million and 17.2% or $8.5 million, respectively, as compared to the prior year periods, primarily driven by decreased expenses within both CTU and AIUS as a result of the operational changes made during the prior year.

The administrative expense for the current quarter and year to date decreased by 7.2% or $3.1 million and 13.6% or $12.0 million, respectively, as compared to the prior year periods, primarily driven by operational efficiencies within our academic institutions and decreased legal fees within Corporate and Other.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2024	% of Segment Revenue	2023	% of Segment Revenue	2024 vs 2023 % Change	2024	% of Segment Revenue	2023	% of Segment Revenue	2024 vs 2023 % Change
Bad debt expense:
CTU	$5,000	4.4%	$4,571	3.8%	9.4%	$8,028	3.5%	$11,696	4.8%	-31.4%
AIUS	1,073	2.0%	3,604	5.4%	-70.2%	4,601	4.3%	7,239	5.2%	-36.4%
Corporate and Other	2	NM	(5)	NM	NM	2	NM	(8)	NM	NM
Total bad debt expense	$6,075	3.6%	$8,170	4.4%	-25.6%	$12,631	3.8%	$18,927	5.0%	-33.3%

Bad debt expense improved by 25.6% or $2.1 million and 33.3% or $6.3 million for the current quarter and current year to date, respectively, as compared to the prior year periods. Bad debt as a percentage of revenue declined for both current quarter and year to date as compared to the prior year periods.

We regularly evaluate our reserve rates, which includes a quarterly update of our analysis of historical student receivable collectability based on the most recent data available and a review of current known factors which we believe could affect future collectability of our student receivables, such as the number of students that do not complete the financial aid process. We continue to expect quarterly fluctuations in bad debt expense.

Operating Income

Current quarter operating income decreased by 4.3% or $2.1 million as compared to the prior year quarter and increased by 0.9% or $0.9 million for the current year to date as compared to the prior year period. The current quarter decrease was driven by lower revenue which was only partially offset with decreases in operating expenses across all categories. The year to date improvement was benefitted by reduced operating expenses across most categories which more than offset the decrease in revenue during the current year period as compared to the prior year period.

Provision for Income Taxes

For the quarter and year to date ended June 30, 2024, we recorded a provision for income taxes of $14.6 million reflecting an effective tax rate of 27.5% and $28.0 million reflecting an effective tax rate of 26.4%, respectively, as compared to a provision for income taxes of $19.9 million reflecting an effective tax rate of 26.7% and $32.5 million reflecting an effective tax rate of 26.7% for the respective prior year periods.

The effective tax rate for the quarter and year to date ended June 30, 2024 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 1.4% and 2.0%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2023 was impacted by a $5.3 million unfavorable discrete adjustment related to the $22.1 million gain on the sale of the Le Cordon Bleu trademark, which was taxed at 24.1%. The effective tax rate for the quarter and year to date ended June 30, 2023 also included the tax effect of stock-based compensation and the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.7%, respectively. For the full year 2024, we expect our effective tax rate to be between 26.5% and 27.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2024	2023	% Change	2024	2023	% Change	2024	2023
REVENUE:
CTU	$112,828	$119,292	-5.4%	$42,890	$40,451	6.0%	38.0%	33.9%
AIUS	53,722	67,062	-19.9%	12,926	17,078	-24.3%	24.1%	25.5%
Corporate and other	190	210	-9.5%	(9,810)	(9,435)	-4.0%	NM	NM
Total	$166,740	$186,564	-10.6%	$46,006	$48,094	-4.3%	27.6%	25.8%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2024	2023	% Change	2024	2023	% Change	2024	2023
REVENUE:
CTU	$226,397	$243,784	-7.1%	$85,046	$84,141	1.1%	37.6%	34.5%
AIUS	108,227	137,902	-21.5%	22,212	29,081	-23.6%	20.5%	21.1%
Corporate and other	380	476	-20.2%	(14,974)	(21,792)	31.3%	NM	NM
Total	$335,004	$382,162	-12.3%	$92,284	$91,430	0.9%	27.5%	23.9%

	TOTAL STUDENT ENROLLMENTS
	As of June 30,
	2024	2023	% Change
CTU	29,700	25,900	14.7%
AIUS	9,900	12,100	-18.2%
Total	39,600	38,000	4.2%

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

CTU. Current quarter and year to date revenue decreased by 5.4% or $6.5 million and 7.1% or $17.4 million, respectively, as compared to the prior year periods. The decrease was primarily driven by changes within the professional development program offerings at CTU. CTU's total student enrollments increase of 14.7% as compared to the prior year quarter end was primarily driven by a positive timing impact of the academic calendar through the current year to date as well as growth in student enrollments from corporate engagement programs.

Current quarter and year to date operating income for CTU increased by 6.0% or $2.4 million and 1.1% or $0.9 million, respectively, as compared to the prior year periods, driven by decreases in operating expenses, including decreases related to right-sizing of the cost structure to align with more simplified professional development offerings, which more than offset the declines in revenue.

AIUS. Current quarter and year to date revenue decreased by 19.9% or $13.3 million and 21.5% or $29.7 million, respectively, as compared to the prior year periods. The decreases were driven by a decrease in total student enrollments of 18.2% at June 30, 2024 as compared to the prior year period due to the lag impact from the operational changes made during the latter half of 2023.

Current quarter and year to date operating income for AIUS decreased by 24.3% or $4.2 million and 23.6% or $6.9 million, respectively, as compared to the prior year periods, driven by the decrease in revenue discussed above, which was only partially offset with decreased operating expenses.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter increased by 4.0% or $0.4 million as compared to the prior year quarter primarily driven by acquisition costs, partially offset with reduced legal fees associated with borrower defense to repayment applications. The year to date operating loss improved by 31.3% or $6.8 million as compared to the prior year period as a result of lower legal expenses.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2024, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $675.2 million. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2024. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, quarterly dividends payments and pending acquisition through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2024 and 2023, net cash flows provided by operating activities totaled $93.0 million and $66.2 million, respectively. The increase in net cash flows provided by operating activities for the current year to date as compared to the prior year to date was primarily driven by timing differences between the cash inflows related to academic session start dates as compared to revenue earned from those sessions.

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

Investing Cash Flows

During the years to date ended June 30, 2024 and 2023, net cash flows used in investing activities totaled $60.1 million and $30.5 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $58.1 million and $26.9 million for the years to date ended June 30, 2024 and 2023, respectively.

Capital Expenditures. Capital expenditures decreased to $2.0 million for the year to date ended June 30, 2024 as compared to $3.6 million for the year to date ended June 30, 2023. For the full year 2024, we expect capital expenditures to be approximately 1.5% of revenue.

Financing Cash Flows

During the years to date ended June 30, 2024 and 2023, net cash flows used in financing activities totaled $23.0 million and $4.6 million, respectively. Payments to repurchase shares of our common stock were $6.8 million for the year to date ended June 30, 2024 and $2.7 million for the year to date ended June 30, 2023.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $3.4 million and $2.2 million for the years to date ended June 30, 2024 and 2023, respectively.

Payments of cash dividends and dividend equivalents. During the year to date ended June 30, 2024, the Company made dividend payments of $14.6 million.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2023 to June 30, 2024 were as follows (dollars in thousands):

	June 30,	December 31,
	2024	2023	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	34,855	29,398	19%
NON-CURRENT ASSETS:
Right of use asset, net	16,455	19,096	-14%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payroll and related benefits	25,295	32,684	-23%
Income taxes	6,502	3,974	64%
Deferred revenue	55,390	37,215	49%

Student receivables, net: The increase is driven by timing of academic terms within CTU and AIUS, along with an increase in total student enrollments at CTU.

Right of use asset, net: The decrease is driven by recurring amortization of remaining ROU assets as well as impairment of certain leased assets which the Company made the decision to vacate during the current year to date.

Payroll and related benefits: The decrease is driven by annual incentive compensation payments made during the current year which were accrued as of the prior year end.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2024, a 10% increase or decrease in interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Under the Second Amended Credit Agreement, outstanding principal amounts bear annual interest at a fluctuating rate equal to 1.0% less than the administrative agent’s prime commercial rate, subject to a 3.0% minimum rate. A higher rate may apply to late payments or if any event of default exists. As of June 30, 2024, we had no outstanding borrowings under this facility.

Our financial instruments are recorded at their fair values as of June 30, 2024 and December 31, 2023. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2023				$18,528,794
January 1, 2024—January 31, 2024	-	$-	-	18,528,794
February 1, 2024—February 29, 2024	220,000	17.63	220,000	14,646,422
March 1, 2024—March 31, 2024	358,669	17.64	164,571	47,106,022
April 1, 2024—April 30, 2024	-	-	-	47,106,022
May 1, 2024—May 31, 2024	-	-	-	47,106,022
June 1, 2024—June 30, 2024	-	-	-	47,106,022
Total	578,669		384,571

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

Item 5. Other Information

On July 29, 2024, the Company gave notice of the termination of its credit agreement, dated as of September 8, 2021, as amended (the “Credit Agreement”), by and among the Company, as borrower, certain of its subsidiary guarantors thereunder, the lenders from time-to-time parties thereto and Wintrust Bank N.A. (the “Termination”). A description of the Credit Agreement is included in Note 4 “Financial Instruments” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

At the time of the Termination of the Credit Agreement, the Company was not in default under the Credit Agreement, nor did it have any amounts outstanding thereunder. The Credit Agreement was due to mature on January 31, 2027. The Company made the decision to terminate the Credit Agreement due to the Company’s strong cash position and to avoid uncertainty under the Credit Agreement associated with newly effective Title IV financial responsibility requirements.

The Termination was effective on July 30, 2024. Upon effectiveness of the Termination, all security interests and pledges granted to the secured parties under the Credit Agreement were terminated and released. The Company did not incur any material early termination penalties in connection with the Termination.

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: July 31, 2024	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)