Form 10-Q
period 2024-09-30
PERDOCEO EDUCATION Corp
filed 2024-11-12
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of November 6, 2024: 65,716,357

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2024	2023
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$238,049	$118,009
Restricted cash	773	1,012
Total cash, cash equivalents and restricted cash	238,822	119,021
Short-term investments	483,772	485,135
Total cash and cash equivalents, restricted cash and short-term investments	722,594	604,156
Student receivables, gross	67,599	64,011
Allowance for credit losses	(35,581)	(34,613)
Student receivables, net	32,018	29,398
Receivables, other	4,114	4,539
Prepaid expenses	10,665	11,712
Inventories	3,870	5,004
Other current assets	263	155
Total current assets	773,524	654,964

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $64,602 and $58,785 as of September 30, 2024 and December 31, 2023, respectively	18,099	21,371
Right of use asset, net	15,669	19,096
Goodwill	241,162	241,162
Intangible assets, net of amortization of $26,937 and $23,612 as of September 30, 2024 and December 31, 2023, respectively	32,894	36,219
Student receivables, gross	8,656	7,028
Allowance for credit losses	(2,752)	(3,169)
Student receivables, net	5,904	3,859
Deferred income tax assets, net	23,010	23,804
Other assets	6,494	6,841
TOTAL ASSETS	$1,116,756	$1,007,316
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$4,969	$5,701
Accounts payable	13,647	10,766
Accrued expenses:
Payroll and related benefits	33,517	32,684
Advertising and marketing costs	7,969	7,196
Income taxes	10,396	3,974
Other	21,322	13,503
Deferred revenue	49,347	37,215
Total current liabilities	141,167	111,039

NON-CURRENT LIABILITIES:
Lease liability-operating	17,317	21,346
Other liabilities	22,841	33,510
Total non-current liabilities	40,158	54,856
Commitments and Contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 91,020,793 and 90,270,306 shares issued, 65,716,357 and 65,544,539 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	910	903
Additional paid-in capital	704,346	694,798
Accumulated other comprehensive income (loss)	1,568	(666)
Retained earnings	573,031	480,606
Treasury stock, at cost; 25,304,436 and 24,725,767 shares as of September 30, 2024 and December 31, 2023, respectively	(344,424)	(334,220)
Total stockholders' equity	935,431	841,421
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,116,756	$1,007,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands, Except Per Share Amounts)	2024	2023	2024	2023
REVENUE:
Tuition and fees, net	$168,442	$178,259	$500,844	$556,098
Other	1,386	1,664	3,988	5,987
Total revenue	169,828	179,923	504,832	562,085

OPERATING EXPENSES:
Educational services and facilities	28,287	33,502	85,661	100,101
General and administrative	93,694	92,054	270,487	305,328
Depreciation and amortization	3,053	3,914	9,138	13,438
Asset impairment	-	7,380	2,468	8,715
Total operating expenses	125,034	136,850	367,754	427,582
Operating income	44,794	43,073	137,078	134,503

OTHER INCOME:
Interest income	7,702	5,210	21,685	13,559
Interest expense	(82)	(97)	(529)	(288)
Miscellaneous (expense) income	(52)	(98)	(7)	21,970
Total other income	7,568	5,015	21,149	35,241

PRETAX INCOME	52,362	48,088	158,227	169,744
Provision for income taxes	14,107	6,781	42,101	39,280
NET INCOME	38,255	41,307	116,126	130,464

NET INCOME PER SHARE - BASIC:	$0.58	$0.63	$1.77	$1.95

NET INCOME PER SHARE - DILUTED:	$0.57	$0.62	$1.73	$1.92

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,699	65,634	65,622	66,758
Diluted	67,312	67,103	67,110	68,072

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands)	2024	2023	2024	2023
NET INCOME	$38,255	$41,307	$116,126	$130,464
OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	46	(31)	7	(8)
Unrealized gain on investments	3,243	653	2,227	456
Total other comprehensive income	3,289	622	2,234	448
COMPREHENSIVE INCOME	$41,544	$41,929	$118,360	$130,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, July 1, 2024	90,978	$910	(25,304)	$(344,424)	$701,153	$(1,721)	$543,606	$899,524
Net income	-	-	-	-	-	-	38,255	38,255
Foreign currency translation	-	-	-	-	-	46	-	46
Unrealized gain on investments, net of tax	-	-	-	-	-	3,243	-	3,243
Dividends to shareholders, per share $0.13	-	-	-	-	-	-	(8,830)	(8,830)
Share-based compensation expense	-	-	-	-	2,828	-	-	2,828
Common stock issued	43	-	-	-	365	-	-	365
BALANCE, September 30, 2024	91,021	$910	(25,304)	$(344,424)	$704,346	$1,568	$573,031	$935,431

	Common Stock		Treasury Stock
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE, July 1, 2023	90,016	$900	(24,407)	$(328,648)	$688,805	$(5,621)	$436,996	$792,432
Net income	-	-	-	-	-	-	41,307	41,307
Foreign currency translation	-	-	-	-	-	(31)	-	(31)
Unrealized gain on investments, net of tax	-	-	-	-	-	653	-	653
Dividends to shareholders, per share $0.11	-	-	-	-	-	-	(7,474)	(7,474)
Share-based compensation expense	-	-	-	-	2,336	-	-	2,336
Common stock issued	60	1	-	-	435	-	-	436
BALANCE, September 30, 2023	90,076	$901	(24,407)	$(328,648)	$691,576	$(4,999)	$470,829	$829,659

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, January 1, 2024	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421
Net income	-	-	-	-	-	-	116,126	116,126
Foreign currency translation	-	-	-	-	-	7	-	7
Unrealized gain on investments, net of tax	-	-	-	-	-	2,227	-	2,227
Dividends to shareholders, per share $0.35	-	-	-	-	-	-	(23,701)	(23,701)
Treasury stock purchased	-	-	(385)	(6,769)	-	-	-	(6,769)
Share-based compensation expense	-	-	-	-	7,385	-	-	7,385
Common stock issued	751	7	(193)	(3,435)	2,163	-	-	(1,265)
BALANCE, September 30, 2024	91,021	$910	(25,304)	$(344,424)	$704,346	$1,568	$573,031	$935,431

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2023	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	130,464	130,464
Foreign currency translation	-	-	-	-	-	(8)	-	(8)
Unrealized gain on investments, net of tax	-	-	-	-	-	456	-	456
Dividends to shareholders, per share $0.11	-	-	-	-	-	-	(7,474)	(7,474)
Treasury stock purchased	-	-	(221)	(2,729)	-	-	-	(2,729)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense	-	-	-	-	6,651	-	-	6,651
Common stock issued	680	7	(165)	(2,209)	742	-	-	(1,460)
BALANCE, September 30, 2023	90,076	$901	(24,407)	$(328,648)	$691,576	$(4,999)	$470,829	$829,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended September 30,
(In Thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,126	$130,464
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	2,468	8,715
Gain on sale of asset	-	(22,086)
Depreciation and amortization expense	9,138	13,438
Bad debt expense	21,364	26,519
Compensation expense related to share-based awards	7,385	6,651
Deferred income taxes	794	4,249
Changes in operating assets and liabilities	(13,280)	(69,117)
Net cash provided by operating activities	143,995	98,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(266,842)	(205,529)
Sales of available-for-sale investments	277,111	179,139
Purchases of property and equipment	(2,997)	(4,801)
Net cash provided by (used in) investing activities	7,272	(31,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,170	749
Purchase of treasury stock	(6,769)	(2,729)
Payments of employee tax associated with stock compensation	(3,435)	(2,209)
Payments of cash dividends and dividend equivalents	(23,156)	(7,222)
Release of cash held in escrow	(276)	(1,000)
Net cash used in financing activities	(31,466)	(12,411)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	119,801	55,231
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	119,021	118,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$238,822	$174,115

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This report should be read in conjunction with our 2023 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation.

Operating results for the quarter and year to date ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$224,665	$1,203	$(85)	$225,783
Treasury and federal agencies	257,488	576	(75)	257,989
Total short-term investments (available for sale)	$482,153	$1,779	$(160)	$483,772

	December 31, 2023
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	245,886	719	(892)	245,713
Treasury and federal agencies	239,859	393	(830)	239,422
Total short-term investments (available for sale)	$485,745	$1,112	$(1,722)	$485,135

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

Realized gains or loss resulting from sales of investments were zero during the quarters and years to date ended September 30, 2024 and September 30, 2023.

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

As of September 30, 2024, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of September 30, 2024 and December 31, 2023. Additionally, money market funds of $30.5 million and $30.3 million included within cash and cash equivalents on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, were measured under Level 1. Non-governmental debt securities of $20.9 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of September 30, 2024 were measured under Level 2. Federal agency debt securities of $53.2 million and $44.9 million included within cash and cash equivalents on our unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, were measured under Level 2.

Equity Method Investment

Our investment in an equity affiliate, which is recorded within other noncurrent assets on our condensed consolidated balance sheets, represents an international investment in a private company. As of September 30, 2024, our investment in an equity affiliate equated to 30.7%, or $1.2 million.

During each of the quarters ended September 30, 2024 and 2023, we recorded approximately $0.1 million of loss and during the years to date ended September 30, 2024 and 2023, we recorded less than ten thousand dollars of loss and approximately $0.1 million of loss, respectively, related to our equity affiliate within miscellaneous (expense) income on our unaudited condensed consolidated statements of income.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded during the quarters and years to date ended September 30, 2024 and 2023 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2024	$429
For the quarter ended September 30, 2023	$411
For the year to date ended September 30, 2024	$1,296
For the year to date ended September 30, 2023	$1,256

Credit Agreement

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

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended September 30, 2024 and 2023 (dollars in thousands):

	For the Quarter Ended September 30, 2024				For the Quarter Ended September 30, 2023
	CTU	AIUS	Corporate and Other	Total	CTU	AIUS	Corporate and Other	Total
Tuition, net (1)	$109,730	$51,174	$-	$160,904	$114,104	$56,212	$-	$170,316
Technology and other fees	5,107	2,431	-	7,538	5,269	2,674	-	7,943
Total tuition and fees, net	114,837	53,605	-	168,442	119,373	58,886	-	178,259
Other revenue (2)	905	282	199	1,386	1,179	340	145	1,664
Total revenue	$115,742	$53,887	$199	$169,828	$120,552	$59,226	$145	$179,923

	For the Year to Date Ended September 30, 2024				For the Year to Date Ended September 30, 2023
	CTU	AIUS	Corporate and Other	Total	CTU	AIUS	Corporate and Other	Total
Tuition, net (1)	$324,148	$153,969	$-	$478,117	$344,966	$185,993	$-	$530,959
Technology and other fees	15,445	7,282	-	22,727	16,112	9,027	-	25,139
Total tuition and fees, net	339,593	161,251	-	500,844	361,078	195,020	-	556,098
Other revenue (2)	2,546	863	579	3,988	3,258	2,108	621	5,987
Total revenue	$342,139	$162,114	$579	$504,832	$364,336	$197,128	$621	$562,085

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

The amount of deferred revenue balances which are being offset with contract assets balances as of September 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Gross deferred revenue	$82,207	$63,970
Gross contract assets	(32,860)	(26,755)
Deferred revenue, net	$49,347	$37,215

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Quarter Ended September 30, 2024			For the Quarter Ended September 30, 2023
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, July 1	$67,880	$22,905	$90,785	$72,702	$32,001	$104,703
Revenue earned from prior balances	(57,850)	(18,951)	(76,801)	(59,047)	(25,736)	(84,783)
Billings during period(1)	100,352	59,775	160,127	95,064	59,427	154,491
Revenue earned for new billings during the period	(56,987)	(34,654)	(91,641)	(60,326)	(33,150)	(93,476)
Other adjustments	(162)	(101)	(263)	(1,283)	(912)	(2,195)
Gross deferred revenue, September 30	$53,233	$28,974	$82,207	$47,110	$31,630	$78,740

	For the Year to Date Ended September 30, 2024			For the Year to Date Ended September 30, 2023
	CTU	AIUS	Total	CTU	AIUS	Total
Gross deferred revenue, January 1	$42,531	$21,439	$63,970	$67,245	$39,955	$107,200
Revenue earned from prior balances	(38,122)	(20,431)	(58,553)	(59,458)	(33,166)	(92,624)
Billings during period(1)	350,694	168,574	519,268	343,194	186,877	530,071
Revenue earned for new billings during the period	(301,471)	(140,820)	(442,291)	(301,620)	(161,854)	(463,474)
Other adjustments	(399)	212	(187)	(2,251)	(182)	(2,433)
Gross deferred revenue, September 30	$53,233	$28,974	$82,207	$47,110	$31,630	$78,740

______________

(1)
Billings during period includes adjustments for prior billings.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.0 million for each period as of September 30, 2024 and December 31, 2023. Students are typically entitled to a partial refund until approximately halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $5.9 million and $3.9 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$37,271	$43,055	$37,782	$43,141
Provision for credit losses	8,733	7,592	21,364	26,519
Amounts written-off	(8,032)	(11,397)	(22,085)	(31,533)
Recoveries	361	458	1,272	1,581
Balance, end of period	$38,333	$39,708	$38,333	$39,708

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended September 30, 2024	For the Year to Date Ended September 30, 2024
Lease expenses (1)
Fixed lease expenses - operating	$1,104	$3,670
Variable lease expenses - operating	207	544
Total lease expenses	$1,311	$4,214

Other information
Gross operating cash flows for operating leases (2)	$(2,031)	$(6,513)

	For the Quarter Ended September 30, 2023	For the Year to Date Ended September 30, 2023
Lease expenses (1)
Fixed lease expenses - operating	$1,572	$4,906
Variable lease expenses - operating	193	1,154
Sublease income (3)	-	(500)
Total lease expenses	$1,765	$5,560

Other information
Gross operating cash flows for operating leases (2)	$(2,139)	$(7,722)
Operating cash flows from subleases (2)	$-	$488

	As of September 30, 2024	As of September 30, 2023
Weighted average remaining lease term (in months) – operating leases	68	57
Weighted average discount rate – operating leases	5.2%	4.8%

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
(3)
Historically, for certain of our leased locations we had vacated the facility and had fully or partially subleased the space. As of September 30, 2024, we no longer have any subleased locations.

8. CONTINGENCIES

An accrual for estimated legal fees of $1.9 million and $2.4 million at September 30, 2024 and December 31, 2023, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

United States of America, ex rel. Fiorisce LLC v. Perdoceo Education Corporation, Colorado Technical University, Inc. and American InterContinental University, Inc. On July 19, 2023, we became aware of an amended complaint filed in the U.S. District Court for the District of Colorado on May 19, 2023. The original complaint was filed under seal on February 25, 2021 by a former employee of Colorado Technical University through a limited liability company, on behalf of herself, any other interested parties affiliated with the LLC and the federal government. On July 18, 2023, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice ("DOJ") had declined to intervene in the action on February 3, 2023. The company had previously received a Civil Investigative Demand ("CID") on April 8, 2022 from the DOJ and had been cooperating with the DOJ in its review. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If she is successful, she would receive a portion of the federal government’s recovery. The amended complaint alleges violations of the False Claims Act related to the company’s compliance with federal financial aid credit hour requirements in connection with its use of its learning management system. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On January 4, 2024, the Court granted a motion to dismiss with respect to Perdoceo Education Corporation and American InterContinental University, Inc. which removes them as defendants in the case. The Court’s dismissal was “without prejudice”, which allows the relator in the case the opportunity to amend and refile a further amended complaint with respect to those two parties. The Relator has filed a motion, which is pending before the Court, that seeks permission to file a further amended complaint with respect to only Perdoceo Education Corporation.

On September 7, 2024, the Company received a new CID from the DOJ pursuant to the False Claims Act. The CID requests information and documentation from CTU regarding its compensation practices for its admissions staff as well as information about how CTU has discussed its Fast Track credit program with prospective students. The information sought covers the time period from November 13, 2017 to the present. The Company is cooperating with the DOJ with a view towards resolving this inquiry as promptly as possible.

Because of the many questions of fact and law that may arise, the outcomes of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions. Accordingly, we have not recognized any liability associated with these actions.

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

Agreement to acquire the University of St. Augustine for Health Sciences, LLC

Perdoceo Education Corporation signed a definitive agreement to acquire 100% ownership of the University of St. Augustine for Health Sciences, LLC ("USAHS"). The material terms of the transaction have been described in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2024. Completion of the acquisition is subject to customary closing conditions and satisfactory regulatory approvals from the Accrediting Commission for Senior Colleges and Universities of the Western Association of Schools and Colleges ("WASC"), as well as other key regulatory bodies, and completion of the preacquisition review process with the US Department of Education. The Company expects to complete the acquisition in December 2024.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Pretax income	$52,362	$48,088	$158,227	$169,744
Provision for income taxes	$14,107	$6,781	$42,101	$39,280
Effective rate	26.9%	14.1%	26.6%	23.1%

The effective tax rate for the quarter and year to date ended September 30, 2024 reflects federal tax credits claimed for the 2023 tax return, which decreased the effective tax rate for the quarter and year to date by 0.4% and 0.1%, respectively. Additionally, the tax effect of stock-based compensation and the release of previously recorded tax reserves reduced the effective tax rate for the quarter and year to date ended September 30, 2024 by 0.2% and 1.4%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2023 was primarily impacted by a $4.5 million favorable discrete adjustment related to the recognition of the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the effective tax rate for the quarter and year to date by 9.3% and 2.6%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2023 reflects federal and state tax credits claimed for the 2022 tax return, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.2%, respectively. Additionally, the tax effect of stock-based compensation and the release of other previously recorded tax reserves reduced the effective tax rate for the quarter and year to date ended September 30, 2023 by 0.2% and 0.6%, respectively. As of September 30, 2024, a valuation allowance of $13.9 million was maintained with respect to our equity investment and state net operating losses.

We estimate that it is reasonably possible that the gross liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $2.1 million in the next twelve months as a result of the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2024 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2024, we had accrued $4.3 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Company’s federal income tax filings are open to examinations for the tax years ended December 31, 2021 and forward.

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

Restricted Stock Units

For the years to date ended September 30, 2024 and 2023, the Company granted approximately 0.3 million and 0.4 million restricted stock units, respectively, which are not "performance-based" and which have a grant-date fair value of approximately $5.3 million and $5.9 million, respectively.

For the years to date ended September 30, 2024 and 2023, the Company granted approximately 0.2 million and 0.3 million restricted stock units, respectively, which are “performance-based” and which have a grant-date fair value of approximately $3.5 million and $4.1 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

There were no restricted stock units granted during each of the quarters ended September 30, 2024 and 2023.

All restricted stock units granted in 2024 and 2023 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters or years to date ended September 30, 2024 and 2023.

Share-Based Compensation Expense

For the quarters ended September 30, 2024 and 2023, the total share-based compensation expense was approximately $2.8 million and $2.3 million, respectively. For the years to date ended September 30, 2024 and 2023, the total share-based compensation expense was approximately $7.4 million and $6.6 million, respectively.

As of September 30, 2024, we estimate that total compensation expense of approximately $19.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the years to date ended September 30, 2024 and 2023, we repurchased approximately 0.4 million shares and 0.2 million shares of our common stock, respectively, for approximately $6.8 million at an average price of $17.60 per share during the year to date ended September 30, 2024 and for approximately $2.7 million at an average price of $12.35 per share during the year to date ended September 30, 2023. There were no shares repurchased during the quarters ended September 30, 2024 and 2023.

As of September 30, 2024, approximately $47.1 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2024 and 2023 were as follows (shares in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2024	2023	2024	2023
Basic common shares outstanding	65,699	65,634	65,622	66,758
Common stock equivalents	1,613	1,469	1,488	1,314
Diluted common shares outstanding	67,312	67,103	67,110	68,072

Certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. For each of the years to date ended September 30, 2024 and 2023, the anti-dilutive options that were excluded from our computations of diluted earnings per share were less than 0.1 million shares. For the quarter ended September 30, 2023 less than 0.1 million shares of anti-dilutive options were excluded from our computation of diluted earnings per share. There were no anti-dilutive options for the quarter ended September 30, 2024.

13. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs. As of September 30, 2024, our two segments are:

♦ Colorado Technical University (CTU) is committed to providing quality and industry-relevant higher education to a diverse student population, including serving non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of personal and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2024, students enrolled at CTU represented approximately 74% of our total enrollments. Approximately 97% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

♦ The American InterContinental University System (AIUS or AIU System) is committed to providing quality and accessible higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and personal growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, health sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2024, students enrolled at AIUS represented approximately 26% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating Income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
CTU	$115,742	68.2%	$120,552	67.0%	$44,199	$34,491
AIUS	53,887	31.7%	59,226	32.9%	9,063	15,602
Corporate and Other	199	0.1%	145	0.1%	(8,468)	(7,020)
Total	$169,828	100.0%	$179,923	100.0%	$44,794	$43,073

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2024	% of Total	2023	% of Total	2024	2023
CTU	$342,139	67.8%	$364,336	64.8%	$129,245	$118,632
AIUS	162,114	32.1%	197,128	35.1%	31,275	44,683
Corporate and Other	579	0.1%	621	0.1%	(23,442)	(28,812)
Total	$504,832	100.0%	$562,085	100.0%	$137,078	$134,503

	Total Assets as of (1)
	September 30, 2024	December 31, 2023
CTU	$212,523	$202,728
AIUS	171,940	161,336
Corporate and Other	732,293	643,252
Total	$1,116,756	$1,007,316

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

2024 Third Quarter Overview

During the third quarter ended September 30, 2024 ("current quarter"), we continued to experience high levels of student retention and engagement at both CTU and AIUS, with student retention remaining at multi-year highs. Our faculty and student support teams remain dedicated to educating and serving our students, and we anticipate that student retention should continue to trend at these levels through the remainder of 2024.

Total student enrollments increased 11.0% at September 30, 2024 as compared to September 30, 2023, with both academic institutions contributing to this increase. CTU's total student enrollments increased 13.6% as compared to the prior year quarter end driven by student enrollment growth within our corporate engagement programs as well as a positive timing impact from the academic calendar comparability resulting in more enrollment days for the current year to date as compared to the prior year to date. Total student enrollments increased 4.0% at AIUS for the current quarter end as compared to the prior year quarter end as AIUS' total student enrollment comparability had continued to improve during the current year to date since reverting to normalized levels of operations beginning in the fourth quarter of 2023.

We view technology as a catalyst and differentiator for us and remain committed to making selective investments that deliver a more meaningful and relevant educational experience for our learners while continuing to improve the efficiency and effectiveness of our academic institutions’ student support functions. Additionally, we remained focused on investing in and improving processes that support our corporate engagement programs. Lastly, marketing and admissions spend increased during the current quarter as compared to the prior year quarter, driven by AIUS operating at normalized levels during the current year. We continue to adjust our marketing strategies to further improve our focus on identifying prospective students who are more likely to succeed at one of our universities, as well as comply with updated expectations from various federal agencies around prospective student outreach.

We expect the strong levels of student retention and engagement experienced through the current year to date, to continue through the remainder of 2024 and expect to end the year with total student enrollment growth at both of our academic institutions as of December 31, 2024. Full year revenue is expected to be lower for 2024 primarily due to the lag impact on revenue of lower beginning total student enrollments at AIUS as well as lower revenue due to simplification of our professional development offerings at CTU.

Financial Highlights

Revenue for the current quarter decreased by 5.6% or $10.1 million as compared to the prior year quarter, resulting from a decrease in revenue for CTU of 4.0% or $4.8 million and a decrease for AIUS of 9.0% or $5.3 million. The decrease in revenue at CTU was driven by changes within our professional development program offerings as well as a negative timing impact of revenue-earning days due to the academic calendar for the current quarter as compared to the prior year period. CTU's academic calendar may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact. The decrease within AIUS was driven by a lag impact on revenue of the operational changes undertaken during 2023.

Operating income for the current quarter increased to $44.8 million as compared to operating income of $43.1 million in the prior year quarter. The increase in operating income for the current quarter was a result of decreased operating expenses, primarily in the areas of asset impairment, academics and administrative expenses, which more than offset the decrease in revenue during the current quarter as compared to the prior year quarter.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $48.6 million for the current quarter as compared to $47.2 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended September 30, 2024 and 2023 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended		For the Year to Date Ended
	September 30,		September 30,
Adjusted Operating Income	2024	2023	2024	2023

Operating income	$44,794	$43,073	$137,078	$134,503
Depreciation and amortization	3,053	3,914	9,138	13,438
Legal fee expense related to certain matters (1)	719	246	2,764	7,574
Adjusted Operating Income	$48,566	$47,233	$148,980	$155,515

	For the Quarter Ended		For the Year to Date Ended
	September 30,		September 30,
Adjusted Earnings Per Diluted Share	2024	2023	2024	2023

Reported Earnings Per Diluted Share	$0.57	$0.62	$1.73	$1.92
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.02	0.03	0.06	0.09
Legal fee expense related to certain matters (1)	0.01	-	0.04	0.11
Gain on sale of intangible asset (2)	-	-	-	(0.32)
Total pre-tax adjustments	$0.03	$0.03	$0.10	$(0.12)
Tax effect of adjustments (3)	(0.01)	(0.01)	(0.03)	0.03
Total adjustments after tax	0.02	0.02	0.07	(0.09)
Adjusted Earnings Per Diluted Share	$0.59	$0.64	$1.80	$1.83

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

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2024 and 2023 (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2024	% of Total Revenue	2023	% of Total Revenue	2024 vs 2023 % Change	2024	% of Total Revenue	2023	% of Total Revenue	2024 vs 2023 % Change
TOTAL REVENUE	$169,828		$179,923		-5.6%	$504,832		$562,085		-10.2%
OPERATING EXPENSES
Educational services and facilities (1)	28,287	16.7%	33,502	18.6%	-15.6%	85,661	17.0%	100,101	17.8%	-14.4%
General and administrative: (2)
Advertising and marketing	26,807	15.8%	22,611	12.6%	18.6%	74,178	14.7%	79,742	14.2%	-7.0%
Admissions	20,027	11.8%	21,198	11.8%	-5.5%	60,881	12.1%	70,511	12.5%	-13.7%
Administrative	38,127	22.5%	40,653	22.6%	-6.2%	114,064	22.6%	128,556	22.9%	-11.3%
Bad debt	8,733	5.1%	7,592	4.2%	15.0%	21,364	4.2%	26,519	4.7%	-19.4%
Total general and administrative expense	93,694	55.2%	92,054	51.2%	1.8%	270,487	53.6%	305,328	54.3%	-11.4%
Depreciation and amortization	3,053	1.8%	3,914	2.2%	-22.0%	9,138	1.8%	13,438	2.4%	-32.0%
Asset impairment	-	0.0%	7,380	4.1%	NM	2,468	0.5%	8,715	1.6%	NM
OPERATING INCOME	44,794	26.4%	43,073	23.9%	4.0%	137,078	27.2%	134,503	23.9%	1.9%

PRETAX INCOME	52,362	30.8%	48,088	26.7%	8.9%	158,227	31.3%	169,744	30.2%	-6.8%
PROVISION FOR INCOME TAXES	14,107	8.3%	6,781	3.8%	108.0%	42,101	8.3%	39,280	7.0%	7.2%
Effective tax rate	26.9%		14.1%			26.6%		23.1%

NET INCOME	$38,255	22.5%	$41,307	23.0%	-7.4%	$116,126	23.0%	$130,464	23.2%	-11.0%

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

Revenue

The current quarter and year to date revenue decreased by 5.6% or $10.1 million and 10.2% or $57.3 million, respectively, as compared to the prior year periods, driven by decreases in revenue within both CTU and AIUS. The decline for the current quarter and year to date was primarily driven by the lag impact on revenue due to the operational changes made at AIUS in the prior year as well as changes within our professional development program offerings at CTU. Typically, total student enrollment balances at the end of any given quarter have a lag impact on revenue in the subsequent quarter. Additionally, the current quarter and current year to date had a decrease in revenue-earning days at CTU as compared to the prior year periods due to a timing impact of the academic calendar.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2024	2023	2024 vs 2023 % Change	2024	2023	2024 vs 2023 % Change
Educational services and facilities:
Academics & student related	$26,607	$30,991	-14.1%	$80,273	$92,347	-13.1%
Occupancy	1,680	2,511	-33.1%	5,388	7,754	-30.5%
Total educational services and facilities	$28,287	$33,502	-15.6%	$85,661	$100,101	-14.4%

The educational services and facilities expense for the current quarter and year to date decreased by 15.6% or $5.2 million and 14.4% or $14.4 million, respectively, as compared to the prior year periods. Academics and student related costs decreased by 14.1% or $4.4 million and 13.1% or $12.1 million for the current quarter and year to date, respectively, as compared to the prior year periods, primarily driven by operational changes made to align with recent student enrollments trends. Occupancy expenses for the current quarter and year to date improved by 33.1% or $0.8 million and 30.5% or $2.4 million, respectively, as compared to the prior year periods, driven by the continued optimization of leased space.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2024	2023	2024 vs 2023 % Change	2024	2023	2024 vs 2023 % Change
General and administrative:
Advertising and marketing	$26,807	$22,611	18.6%	$74,178	$79,742	-7.0%
Admissions	20,027	21,198	-5.5%	60,881	70,511	-13.7%
Administrative	38,127	40,653	-6.2%	114,064	128,556	-11.3%
Bad debt	8,733	7,592	15.0%	21,364	26,519	-19.4%
Total general and administrative expense	$93,694	$92,054	1.8%	$270,487	$305,328	-11.4%

The general and administrative expense for the current quarter increased by 1.8% or $1.6 million and decreased by 11.4% or $34.8 million for the current year to date, as compared to the prior year periods. The current quarter increase was primarily driven by increased advertising and marketing expense, which was only partially offset with a decrease in admissions and administrative expenses. The year to date improvement was driven by decreases within all expense categories as compared to comparative prior year period.

Advertising and marketing expense for the current quarter increased by 18.6% or $4.2 million and decreased by 7.0% or $5.6 million for the current year to date, as compared to the prior year periods. The current quarter increase was due to increased spending within AIUS to normalized levels versus the prior year which was decreased due to the short-term operational changes. The current year to date improvement was primarily driven by adjustments made to our marketing processes to identify prospective student interest.

Admissions expense for the current quarter and year to date decreased by 5.5% or $1.2 million and 13.7% or $9.6 million, respectively, as compared to the prior year periods. Admissions expense for the current quarter decreased within CTU, which more than offset the increase within AIUS as a result of the return to normalized operating levels. The current year to date improvement was primarily driven by decreased expenses within both CTU and AIUS as a result of the operational changes made during the prior year.

The administrative expense for the current quarter and year to date decreased by 6.2% or $2.5 million and 11.3% or $14.5 million, respectively, as compared to the prior year periods, primarily driven by operational efficiencies within our academic institutions and decreased legal fees within Corporate and Other for the year to date period.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2024	% of Segment Revenue	2023	% of Segment Revenue	2024 vs 2023 % Change	2024	% of Segment Revenue	2023	% of Segment Revenue	2024 vs 2023 % Change
Bad debt expense:
CTU	$5,003	4.3%	$4,529	3.8%	10.5%	$13,031	3.8%	$16,225	4.5%	-19.7%
AIUS	3,732	6.9%	3,068	5.2%	21.6%	8,333	5.1%	10,307	5.2%	-19.2%
Corporate and Other	(2)	NM	(5)	NM	NM	-	NM	(13)	NM	NM
Total bad debt expense	$8,733	5.1%	$7,592	4.2%	15.0%	$21,364	4.2%	$26,519	4.7%	-19.4%

Bad debt expense for the current quarter increased by 15.0% or $1.1 million and decreased by 19.4% or $5.2 million for the current year to date, as compared to the prior year periods. We regularly evaluate our reserve rates, which includes a quarterly update of our analysis of historical student receivable collectability based on the most recent data available and a review of current known factors which we believe could affect future collectability of our student receivables, such as the number of students that do not complete the financial aid process. We continue to expect quarterly fluctuations in bad debt expense.

Operating Income

Operating income increased by 4.0% or $1.7 million and 1.9% or $2.6 million for the current quarter and year to date, respectively, as compared to the prior year periods. The current quarter improvement was benefitted by lower academics, admissions and administrative expenses which more than offset the decrease in revenue as compared to the prior year quarter. The year to date improvement was supported by lower operating expenses across all categories which more than offset the decrease in revenue as compared to the prior year period. The current quarter and year to date also included lower asset impairment charges of $7.4 million and $6.2 million, respectively, as compared to the comparative prior year periods.

Provision for Income Taxes

For the quarter and year to date ended September 30, 2024, we recorded a provision for income taxes of $14.1 million reflecting an effective tax rate of 26.9% and $42.1 million reflecting an effective tax rate of 26.6%, respectively, as compared to a provision for income taxes of $6.8 million reflecting an effective tax rate of 14.1% and $39.3 million reflecting an effective tax rate of 23.1% for the respective prior year periods.

The effective tax rate for the quarter and year to date ended September 30, 2024 reflects federal tax credits claimed for the 2023 tax return, which decreased the effective tax rate for the quarter and year to date by 0.4% and 0.1%, respectively. Additionally, the tax effect of stock-based compensation and the release of previously recorded tax reserves reduced the effective tax rate for the quarter and year to date ended September 30, 2024 by 0.2% and 1.4%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2023 was primarily impacted by a $4.5 million favorable discrete adjustment related to the recognition of the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the effective tax rate for the quarter and year to date by 9.3% and 2.6%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2023 reflects federal and state tax credits claimed for the 2022 tax return, which decreased the effective tax rate for the quarter and year to date by 0.6% and 0.2%, respectively. Additionally, the tax effect of stock-based compensation and the release of other previously recorded tax reserves reduced the effective tax rate for the quarter and year to date ended September 30, 2023 by 0.2% and 0.6%, respectively.

For the full year 2024, we expect our effective tax rate to be between 26.0% and 27.0%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2024	2023	% Change	2024	2023	% Change	2024	2023
REVENUE:
CTU	$115,742	$120,552	-4.0%	$44,199	$34,491	28.1%	38.2%	28.6%
AIUS	53,887	59,226	-9.0%	9,063	15,602	-41.9%	16.8%	26.3%
Corporate and other	199	145	37.2%	(8,468)	(7,020)	-20.6%	NM	NM
Total	$169,828	$179,923	-5.6%	$44,794	$43,073	4.0%	26.4%	23.9%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2024	2023	% Change	2024	2023	% Change	2024	2023
REVENUE:
CTU	$342,139	$364,336	-6.1%	$129,245	$118,632	8.9%	37.8%	32.6%
AIUS	162,114	197,128	-17.8%	31,275	44,683	-30.0%	19.3%	22.7%
Corporate and other	579	621	-6.8%	(23,442)	(28,812)	18.6%	NM	NM
Total	$504,832	$562,085	-10.2%	$137,078	$134,503	1.9%	27.2%	23.9%

	TOTAL STUDENT ENROLLMENTS
	As of September 30,
	2024	2023	% Change
CTU	30,000	26,400	13.6%
AIUS	10,400	10,000	4.0%
Total	40,400	36,400	11.0%

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

CTU. Current quarter and year to date revenue decreased by 4.0% or $4.8 million and 6.1% or $22.2 million, respectively, as compared to the prior year periods. The decrease was primarily driven by changes within the professional development program offerings at CTU as well as a negative timing impact of revenue-earning days due to the academic calendar for the current quarter and year to date as compared to the prior year periods. CTU experienced total student enrollment growth of 13.6% at September 30, 2024 as compared to the prior year quarter end which was driven by growth in student enrollments from corporate engagement programs as well as a positive timing impact of the academic calendar on enrollment days. CTU's academic calendar may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact.

Current quarter and year to date operating income for CTU increased by 28.1% or $9.7 million and 8.9% or $10.6 million, respectively, as compared to the prior year periods. The improvement in operating income was primarily supported by lower academics and admissions expenses as well as right-sizing of the cost structure to align with more simplified professional development offerings, which more than offset the declines in revenue. The current quarter and year to date also included lower asset impairment charges of $7.4 million and $6.2 million, respectively, as compared to the comparative prior year periods.

AIUS. Current quarter and year to date revenue decreased by 9.0% or $5.3 million and 17.8% or $35.0 million, respectively, as compared to the prior year periods. The decreases were driven by a lag impact from the operational changes made during the latter half of 2023. AIUS' experienced total student enrollment growth of 4.0% at September 30, 2024 as compared to the prior year quarter end as the return to normalized operating levels in the fourth quarter of 2023 contributed to increased student enrollments.

Current quarter and year to date operating income for AIUS decreased by 41.9% or $6.5 million and 30.0% or $13.4 million, respectively, as compared to the prior year periods, driven by the decrease in revenue discussed above.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter increased by 20.6% or $1.4 million as compared to the prior year quarter primarily driven by acquisition costs and increased legal fees for the current quarter. The year to date operating loss improved by 18.6% or $5.4 million as compared to the prior year period primarily as a result of lower legal expenses.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2024, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $722.6 million. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2024. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, quarterly dividends payments and pending acquisition through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2024 and 2023, net cash flows provided by operating activities totaled $144.0 million and $98.8 million, respectively. The increase in net cash flows provided by operating activities for the current year to date as compared to the prior year to date was primarily driven by timing of working capital payments and Title IV cash drawdowns, as well as certain compensation-related payments.

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

Investing Cash Flows

During the year to date ended September 30, 2024, net cash flows provided by investing activities totaled $7.3 million compared to net cash flows used in investing activities of $31.2 million for the prior year to date.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $10.3 million for the current year to date as compared to a net cash outflow of $26.4 million for the prior year to date.

Capital Expenditures. Capital expenditures decreased to $3.0 million for the year to date ended September 30, 2024 as compared to $4.8 million for the year to date ended September 30, 2023. For the full year 2024, we expect capital expenditures to be approximately 1.0% of revenue.

Financing Cash Flows

During the years to date ended September 30, 2024 and 2023, net cash flows used in financing activities totaled $31.5 million and $12.4 million, respectively. Payments to repurchase shares of our common stock were $6.8 million for the year to date ended September 30, 2024 and $2.7 million for the year to date ended September 30, 2023.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $3.4 million and $2.2 million for the years to date ended September 30, 2024 and 2023, respectively.

Payments of cash dividends and dividend equivalents. During the years to date ended September 30, 2024 and 2023, the Company made dividend payments of $23.2 million and $7.2 million, respectively.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2023 to September 30, 2024 were as follows (dollars in thousands):

	September 30,	December 31,
	2024	2023	% Change
ASSETS
NON-CURRENT ASSETS:
Right of use asset, net	15,669	19,096	-18%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Income taxes	10,396	3,974	162%
Deferred revenue	49,347	37,215	33%

Right of use asset, net: The decrease is driven by recurring amortization of remaining ROU assets as well as impairment of certain leased assets which the Company made the decision to vacate during the current year to date.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2024.

Deferred revenue: The increase is primarily related to the timing impact of the academic terms within CTU and AIUS along with an increase in total student enrollments.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2024, a 10% increase or decrease in interest rates applicable to our investments would not have a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of September 30, 2024 and December 31, 2023. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2024:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2023				$18,528,794
January 1, 2024—January 31, 2024	-	$-	-	18,528,794
February 1, 2024—February 29, 2024	220,000	17.63	220,000	14,646,422
March 1, 2024—March 31, 2024	358,669	17.64	164,571	47,106,022
April 1, 2024—April 30, 2024	-	-	-	47,106,022
May 1, 2024—May 31, 2024	-	-	-	47,106,022
June 1, 2024—June 30, 2024	-	-	-	47,106,022
July 1, 2024—July 31, 2024	-	-	-	47,106,022
August 1, 2024—August 31, 2024	-	-	-	47,106,022
September 1, 2024—September 30, 2024	-	-	-	47,106,022
Total	578,669		384,571

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

Item 5. Other Information

Rule 10b5-1 Plan Elections

Todd Nelson, President and Chief Executive Officer, entered into a pre-arranged stock trading plan on August 13, 2024. Mr. Nelson's plan provides for the sale between January 2, 2025 and July 31, 2025 of up to 12,472 shares of the Company's common stock which Mr. Nelson has the right to acquire under outstanding vested stock options, and 25% of net vested restricted stock held by Mr. Nelson upon the vesting of restricted stock units that will vest prior to July 31, 2025.

Elise Baskel, Senior Vice President – Colorado Technical University, entered into a pre-arranged stock trading plan on August 5, 2024. Ms. Baskel’s plan provides for the sale between November 6, 2024 and August 5, 2025 of up to 18,918 shares of the

Company's common stock owned by Ms. Baskel, and 50% of net vested restricted stock held by Ms. Baskel upon the vesting of performance shares and restricted stock units that will vest prior to August 5, 2025.

John Kline, Senior Vice President - American InterContinental University System, entered into a pre-arranged stock trading plan on August 5, 2024. Mr. Kline's plan provides for the sale between November 11, 2024 and August 5, 2025 of up to 54,722 shares of the Company's common stock owned by Mr. Kline, or which Mr. Kline has the right to acquire under outstanding vested stock options.

Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

Executive Officer Appointment

On September 26, 2024, Sunitha Araamudhu was appointed to the positions of Senior Vice President – American InterContinental University System and President of American InterContinental University System. Ms. Araamudhu previously served as Chief Operating Officer of AIUS since February 23, 2022. John R. Kline will continue to serve as Senior Vice President – American InterContinental University System and was also appointed to the position of Chancellor of American InterContinental University System.

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: November 12, 2024	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)