Form 10-K
period 2024-12-31
PERDOCEO EDUCATION Corp
filed 2025-02-18
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $21.42 per share closing sale price of the Registrant’s common stock on June 28, 2024 (the last business day of the Registrant’s most recently completed second quarter), was approximately $1,150,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 11, 2025, the number of outstanding shares of the Registrant’s common stock was 65,914,275.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders to be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report to the extent indicated herein.

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

ITEM 1. BUSINESS

OVERVIEW

Perdoceo’s accredited academic institutions offer a quality postsecondary education to a diverse student population, with fully online, campus-based and hybrid learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”), the American InterContinental University System (“AIUS” or “AIU System”) and University of St. Augustine for Health Sciences ("USAHS") – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. USAHS is among the nation's reputable universities offering graduate health sciences degrees, primarily in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Perdoceo's academic institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

Our reporting segments correspond to our accredited institutions.

CTU

CTU is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Additionally, CTU also offers non-degree and professional development programs.

Discussion of business operations, trends and key drivers of operating results will primarily focus on CTU’s degree programs, which represent a majority of CTU’s operations and the CTU segment.

AIUS

AIUS is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. AIUS also provides non-degree and professional development programs.

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

Discussion of business operations, trends and key drivers of operating results will primarily focus on AIU and Trident, which represents a majority of the AIU System and AIUS reporting segment. Specific references will be made to the other universities when material to the disclosure or necessary to understand the overall discussion.

USAHS

USAHS is among the nation's reputable universities offering graduate health sciences degrees, primarily in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Founded in 1979, USAHS educates students through its network of campuses in San Marcos, California; St. Augustine and Miami, Florida; and Austin and Dallas, Texas; and through its online programs. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom learning and robust clinical opportunities.

Student Enrollments Statistics

Total student enrollments as of December 31, 2024 and 2023 were approximately 41,400 students and 34,500 students, respectively, with approximately 90% enrolled in our institutions’ fully-online academic programs for each of the years ended December 31, 2024 and 2023. Substantially all of the students attending our institutions reside within the United States of America. Total student enrollments and student enrollment statistics stated above and presented below do not include learners pursuing: a) non-degree and professional development programs, and b) degree seeking, non-Title IV participating, self-paced programs at our universities. Additional student enrollment demographic information for our institutions as of December 31, 2024 and 2023 was as follows:

Student Enrollments by Age Group

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2024	2023
Over 30	67%	71%
21 to 30	31%	27%
Under 21	2%	2%

Student Enrollments by Core Curricula

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2024	2023
Business Studies	66%	74%
Information Technology	13%	14%
Health Education	21%	12%

Student Enrollments by Degree Granting Program

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2024	2023
Doctoral and Master's Degree	22%	13%
Bachelor's Degree	63%	70%
Associate Degree	15%	17%

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

•
enhancing academic outcomes;
•
further elevating academic quality and integrity; and
•
complying with regulations.

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

OUR BUSINESS

Through our three accredited academic institutions, we offer quality postsecondary education to a diverse student population, with fully online, campus-based and hybrid learning programs, with the health sciences degree programs at USAHS having a strong clinical component. We pursue a student-first mindset in our efforts to provide support throughout the academic life cycle, from enrollment and orientation through ongoing coaching and learning leading up to graduation, which we believe enhances overall student learning experiences and academic outcomes. We are committed to investing in our academic institutions, including through course curriculum development and student support technology, which we believe enables our support teams to provide customized service that contributes to positive student experiences. Technology is a key enabler for us, and we are continuing to expand the use of artificial intelligence ("AI") and machine learning to additional areas of the student academic life cycle. We believe that our technology innovations provide students with tools that enable them to focus on educational content in a manner that is best suited to their personal learning style.

Marketing, Student Recruitment and the Student Enrollment Process

Our academic institutions seek motivated students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, our institutions develop and engage in a variety of marketing activities which build awareness of our academic programs and universities among prospective students. Aided by data analytics, our marketing programs are designed to focus on enrolling students who we believe will be more likely to succeed at one of our academic institutions and eventually complete their degree of choice.

Perdoceo primarily serves a non-traditional and diverse student population, including adult learners. Our students have a broad range of educational and employment experiences which contributes to their college-level readiness. Each of our universities has an admissions function responsible for interacting with prospective students interested in applying to an institution after they have expressed interest in learning more about our academic institutions and programs. Generally, to be qualified for admission to an undergraduate program at one of our universities, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Our graduate programs require applicants to hold a bachelor's degree and some have additional program specific admissions requirements.

We leverage predictive analytics to help us identify and focus on prospective students who are more likely to succeed at one of our universities. Our prospective student outreach process uses technology to provide a more customized approach to enable us to more effectively provide prospective students with relevant information to help them make more informed academic decisions.

Perdoceo has continued to test and adopt machine learning and AI technology in an effort to streamline operations for both students (current and prospective) and staff. Perdoceo was an early adopter of virtual assistants ("chatbots") that lead to efficiencies in both the attraction and servicing of students. These virtual assistants were recently upgraded to the latest Large Language Models ("LLMs"), as well as generative AI technology. The upgraded chatbots are more responsive to student queries, as well as reduce the time and effort to train the chatbots on information students are requesting. In addition, the new virtual assistants give staff increased visibility into what information is important to students as they progress in their academic journeys.

Our technology enhancements enable our admissions staff to customize their prospective student outreach and engagement strategies based on students’ prior educational experience, degree and area of program interest, thus providing a more meaningful and relevant interaction with the prospective student. We believe prospective students have an improved overall experience in communications with our admissions personnel due to these enhancements.

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

At AIUS and CTU, every enrolled student is offered an orientation that is designed to prepare them to begin classes at our institutions. This orientation process also provides the opportunity for students to understand our academic and support services. We believe completion of these activities better prepares a student to make an informed decision about pursuing their education as well as allows them to be more successful as it simulates their classroom experience both online and in a campus-based environment. Completion of orientation does not financially obligate students, nor does it require students to continue their education with the university.

Additionally, first-time undergraduate students who attend online programs at AIUS and CTU and do not want to continue have 21 days after the start of their program to notify the university of their intention to withdraw. Students who notify and withdraw from the university within 21 days will not be responsible for any tuition-related expenses and are refunded any amounts they have paid in tuition and other institutional fees.

USAHS is a traditional university which offers three academic terms each calendar year, Spring, Summer and Fall, with breaks between academic terms. Prospective students are generally required to have an undergraduate degree and go through a comprehensive application and admissions process which has allowed USAHS to maintain strong academic outcomes and student experiences while also maintaining program level academic outcomes as required by various programmatic accrediting bodies.

Employer Supported Students

CTU and AIUS have focused on collaborating with certain employers that support their workforces through education benefits such as tuition assistance programs. During 2024, both academic institutions continued to focus on engaging with large companies, including some Fortune 500 companies. We expect this continued engagement and collaboration to result in new student interest through increased awareness of our institutions by the employees of these employers. Engaging with these employers provides us with an opportunity to connect with and educate a population of students, we believe, we would otherwise not likely have access to. Students from these employers who attend our institutions are awarded grants from the applicable university to partially offset their tuition costs, the amount of which can vary and depend on the employer’s approach to supporting the educational pursuits of its workforce. Although the amount paid by these students results in lower revenue per student due to the grants awarded from the applicable university, the recruiting, marketing and support costs associated with these students are relatively lower as well and most of these students are able to graduate from their chosen program of study with little or no debt. As of December 31, 2024, approximately 36.5% and 7.0% of total student enrollments at CTU and AIUS, respectively, attend pursuant to these employer sponsored engagements.

Student Retention and Academic Outcomes

Our institutions focus on improving student retention and enhancing academic outcomes. Investments in student serving processes, including the use of technology, remains a key focus to support these efforts. Our faculty and student advisors provide frequent assistance and feedback to students during their course of academic study. We support increased communication between our faculty and students by providing faculty with various technology enablers such as a two-way messaging platform and enhanced data reporting and analytics to help them provide meaningful academic support and information. As is the case at any postsecondary educational institution, a portion of our students withdraw from their academic programs for a variety of academic, financial or personal reasons, and these efforts are designed to help our students remain in school and succeed in their academic program.

Our student advising model at AIUS and CTU promotes collaboration between faculty and student advisors, which we believe enhances effectiveness and provides students with consistent support and communication. Student advisors continue to work with students throughout their academic program to provide relevant and specific feedback and guidance as they progress through their classes. Additionally, a team of staff members from advising, admissions and financial aid works directly with each new student creating a student-service atmosphere and encouraging quality interactions.

Coupled with the student advising model, our academic institutions continually review and update course content and sequencing to ensure workload levels build gradually as students develop skills and acclimate to course expectations, which we believe improves academic outcomes. In general, our courses are designed to accommodate skill development holistically, which we believe will further support learning.

AIUS' student-centric framework focuses on having students interact with their admissions advisor from enrollment through the end of their first academic session and be subsequently supported by student advisors. We believe this structure, along with faculty engagement, improves overall student experiences and retention. This cross-functional strategy is aimed at improving student engagement throughout the student’s academic life cycle, with particular emphasis on the important onboarding phase and first academic term as the students adjust to their academic program. In 2023, AIUS launched a "Ready" course, which allows students to experience and explore the classroom atmosphere weeks before classes begin.

CTU leverages data analytics to provide proactive outreach and personalized advising to improve student retention and academic outcomes. This approach is intended to help us reach the right student at the right time with the right support, which we expect will increase learning and course completion by our students. CTU continues to refine the data analytics process to enable its student advisors to be more effective in their student engagement efforts.

USAHS' student support processes for prospective students span prior to the start of their academic program all the way through graduation, yielding positive academic outcomes through a robust support system that integrates academic advising, tutoring, writing assistance and professional mentorship. A dedicated team of program directors, faculty advisors, student success advisors, and a dedicated student services department offer academic advising, professional development, tutoring, writing support, accessibility accommodations and financial aid assistance, that includes individualized support, student success strategies, and student outreach. These teams prioritize student retention and academic success with a core value of ‘students first’ and through a comprehensive approach to student support, data analysis, and program and institutional review. Each student is assigned a dedicated faculty advisor and a student success advisor. Faculty advisors provide academic guidance and professional development and mentorship in the profession.

Given the nature of USAHS' advanced degree levels, students enrolled in these academic programs are more likely to persist in their program through completion. USAHS’ strong retention rate, coupled with strong program tenure and job placement rates creates a network effect that continues to attract quality prospective students.

Curriculum and Program Development

Our universities develop and deliver a variety of academic programs resulting in the award of credentials ranging from certificates to doctoral degrees in career-oriented programs of study in core curricula areas of business studies, information technology and health sciences.

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

The acquisition of USAHS in December 2024 meaningfully expanded our academic offerings in the graduate health sciences field with programs such as physical therapy, occupational therapy, speech-language pathology and nursing degrees. These programs have a strong clinical component which provides students with real-world, hands-on experience in their relevant field of study, allowing them to apply theoretical knowledge to patient care and develop essential clinical skills.

Additionally, our institutions also offer non-degree professional development programs. These online courses offer upskilling and reskilling opportunities where one can develop skills and knowledge in a specific endeavor or area of interest.

Instructional Delivery

Our instructional delivery is based on the belief that learning depends on instructional methodologies that involve and efficiently effectuate student engagement with the instructor, with other students and with the course content. This engagement is fundamental to student learning outcomes, regardless of whether instruction occurs within a physical or virtual classroom. We continue to focus on innovation in our delivery of online education to enhance the learning experience for students.

In 2024, we expanded our student technology infrastructure at AIUS and CTU by implementing faculty and student-requested enhancements to our virtual campus and mobile platforms. This included the addition of dark mode for the mobile app, updates to the roster interface, and the introduction of an interactive rubric that our faculty and student support teams can potentially use to better serve and educate students throughout their academic journey. These upgrades are designed to enhance the student experiences, particularly for our non-traditional adult learners, while also improving operational efficiency.

USAHS primarily provides instructional delivery onsite at its various locations in California, Texas and Florida. These campus locations include learning centers designed to simulate clinical and home settings, with real medical equipment and high-fidelity, interprofessional environments. USAHS also offers anatomy education in both 2D and 3D for an interactive experience. Additionally, 3D printers and virtual headsets provide students with immersive learning experiences that enable students to see, interact with, experience diverse clinical and patient settings.

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

CTU and AIUS have implemented the use of sophisticated personalized learning technologies through our virtual campus that provide intelligent, adaptive systems to power the delivery of personalized learning. We have a perpetual license to this technology and our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula.

USAHS utilizes Blackboard, which is a web-based learning management system, that enables instructors and faculty to efficiently manage course content, deliver assignments, facilitate online discussions, grade student work, track course attendance, and provide students access to various learning resources - all in one centralized platform. It is designed to allow students and faculty to participate in classes delivered online or to use online materials to complement face-to-face learning.

Mobile Applications

Students at CTU and AIU have access to a mobile application and two-way messaging platform which were created to complement students’ mobile-centric lives. During 2024, we introduced new features, such as the highly requested dark mode and enhanced analytics. Approximately 95% of our students within these universities have opted in for the mobile application and to receive mobile notifications. Our students and staff are using the messenger application due to its ease and simplicity. The student benefits of these technological innovations include the ability to connect with their university in a different way, communicate efficiently with faculty, upload required documentation, track grades and degree progress in real-time and participate in courses from the palm of their hand, all of which contribute to increased student engagement. CTU and AIU also have a faculty mobile application which provides informative dashboards, the ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe make teacher-student interactions easier and more effective.

Additionally, USAHS offers a mobile application to its students which provides information and resources, including campus virtual tours and maps, faculty information, access to Blackboard and library resources, and news and social media feeds.

Faculty

Our institutions employ credentialed, geographically dispersed, full-time, and part-time (i.e., adjunct) faculty who facilitate learning in our classrooms and virtual classrooms. Our faculty are hired, assigned, developed, and evaluated in accordance with current accepted higher education practices and in accordance with state, institutional accreditation, and programmatic accreditation standards.

Faculty Competencies

With the input of faculty and academic leadership at our universities, we have developed a set of instructor competencies that we believe are critical to student success and institutional effectiveness. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation, and development. Faculty hired by our academic institutions are evaluated for proficiency in the following competencies:

•
communication;
•
assessment of student learning;
•
instructional methodology (pedagogy);
•
subject matter expertise;
•
utilization of technology to enhance teaching and learning;
•
acknowledgement and accommodation of diversity in learners;
•
student engagement;
•
promotion of active student learning;
•
compliance with academic institution policy; and
•
demonstration of scholarship.

Seasonality and Fluctuations in Results

Our quarterly net revenues and income may fluctuate primarily due to total student enrollments during any given quarter. As a result, changes in the academic calendar may have an impact on quarterly comparability as each quarter may have non-comparable revenue-earning days because the academic calendar may align differently with each calendar year and the quarters therein. While most of the operating costs for our institutions do not fluctuate significantly on a quarterly basis, we may see variability within our marketing spend based on the back to school season and prospective student interest levels at any given time.

Human Capital

As of December 31, 2024, we had approximately 5,690 employees, of which approximately 1,894 work for CTU, approximately 1,430 work for AIUS and approximately 1,579 work for USAHS, with the remainder being corporate-level employees in areas such as marketing, information technology, financial aid, accounting, human resources, legal and compliance.

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

We are committed to a policy of equal employment opportunity. We value diversity and strive to create an atmosphere that supports the students and communities that we serve. Inclusivity is important in our approach to achieving a dynamic culture. We are committed to fostering an environment where differences are respected and valued and where employees feel empowered to share their experiences and ideas. The self-identified ethnicity or race of our full-time employees, including full-time faculty members, is approximately 53% White, 23% Black or African American, 12% Hispanic, Latinx or Spanish origin, 7% Asian, 1% American Indian or Alaskan Native and less than 1% Native Hawaiian or Other Pacific Islander, and our full-time employees are approximately 34% male and 66% female. The self-identified ethnicity or race of our part-time non-student employees, who are primarily part-time adjunct faculty members, is approximately 62% White, 17% Black or African American, 9% Hispanic, Latinx or Spanish origin, 6% Asian, 1% American Indian or Alaskan Native and less than 1% Native Hawaiian or Other Pacific Islander, and our part-time employees are approximately 40% male and 60% female.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and competitive, with no one provider having a significant market share. The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act”), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 5,700 postsecondary education institutions eligible for federal student aid in the United States for the academic year 2023-24, including approximately 2,100 for-profit schools; approximately 1,900 public schools which include state universities and community colleges; and approximately 1,700 private non-profit schools. According to the U.S. Department of Education (“ED” or the “Department”), over the 12-month period for academic year 2022-23, approximately 24.9 million students were enrolled in postsecondary institutions.

The domestic postsecondary degree-granting education industry was an approximately $993 billion industry for academic year 2021-22, according to National Center for Education Statistics. We compete in this industry primarily with other degree-granting institutionally-accredited colleges and universities, both for-profit institutions like ours and public and private non-profit institutions. In particular, there is growing competition from online programs at these institutions as they increase their online offerings in response to growing prospective student interest.

Postsecondary institutions are subject to significant regulations which provide for an oversight triad by mandating specific regulatory responsibilities for the accrediting agencies recognized by the Department, the federal government through the Department, and state higher education regulatory bodies.

Extensive and increasingly complex Department regulations governing postsecondary institutions have been enacted, including regulations applicable only to for-profit institutions. These regulations, coupled with the increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education, as well as the evolving needs and objectives of students and employers, economic constraints affecting educational institutions and increased focus on affordability and value, may contribute to continued changes in business operating strategies. We have also recently been operating with dramatic shifts in regulatory approaches across different presidential administrations, resulting in a significant number of regulations being adopted, subsequently rescinded or revised, then re-adopted. We cannot predict the specific actions that the new Administration or Congress may take or their effect on the higher education sector, however the prior Trump administration focused significantly on a de-regulatory agenda and recent 2025 executive orders similarly call on all federal agencies to prioritize rescinding costly and burdensome regulations over the adoption of new regulation. We anticipate a number of regulatory changes may be forthcoming reflecting the priorities of the new administration.

Although competition exists, for-profit educators serve a segment of the market for postsecondary education that we believe has not been fully addressed by traditional public and private universities. Public and private non-profit institutions can face limited financial resources to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, decreased enrollment, increased expenses, significant expenditures required for research, and the professor tenure system. Institutions may also limit student enrollments to preserve the perceived prestige and exclusivity of their degree offerings. For-profit providers of postsecondary education offer prospective students the greater flexibility and convenience of their institutions' programmatic offerings and learning structure and an emphasis on applied content and the use of technology in the delivery of the education. At the same time, the share of the postsecondary education market that has been captured by for-profit providers remains relatively small. As a result, we believe that in spite of regulatory and other challenges facing the industry, for-profit postsecondary education providers continue to have significant opportunities to address the demand for postsecondary education.

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

Pursuant to provisions of the Higher Education Act, the Department relies on institutional accrediting agencies recognized by the Department to determine whether institutions’ educational programs qualify the institutions to participate in Title IV Programs. The Higher Education Act and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions.

All of our institutions are accredited by accrediting agencies recognized by ED. AIUS had a comprehensive evaluation in 2024, during which the Higher Learning Commission ("HLC") found that AIUS continued to meet HLC’s criteria for accreditation, with its next reaffirmation of accreditation scheduled for 2033-2034. CTU is scheduled for reaccreditation by HLC in 2032-2033. In addition, on December 2, 2024, we acquired USAHS. USAHS is accredited by the Western Association of Colleges and Schools Senior College and University Commission (“WSCUC”). USAHS’ next reaffirmation of accreditation is scheduled for 2027.

Institutional Accreditation Table

Institution, Main Campus Location (1)	Accreditor	Year of Accreditation Expiration (2)
American InterContinental University System
Chandler, AZ (Atlanta, GA and Houston, TX)	Higher Learning Commission	2034
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	Higher Learning Commission	2033
University of St. Augustine for Health Sciences
San Marcos, CA (Miami, FL, St. Augustine, FL, Austin, TX, and Dallas, TX)	Western Association of Colleges and Schools Senior College and University Commission	2027

___________________

(1) Additional locations as defined by accreditors are in parenthesis.

(2) Status as of February 18, 2025.

Programmatic Accreditation

In addition to the institutional accreditation described above, PEC institutions have specialized programmatic accreditations for particular educational programs. Many states and professional associations require professional programs to be accredited at a program level, and require individuals who must sit for professional license exams to have graduated from accredited programs. Programmatic accreditation does not satisfy the Department requirements to confer Title IV Program eligibility; however, it does provide additional academic quality review by peers in a given field and may enable or assist graduates to practice, sit for licensing or certification exams (in some cases) or otherwise secure appropriate employment in their chosen field. In addition to programmatic accreditation, some states have licensing boards which regulate who in a state is licensed to practice in a given profession.

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

Programmatic accreditation has been granted by the following accrediting agencies for the following degree program areas offered by our institutions.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Area Accredited (2)

ABET	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Accreditation Council for Business Schools and Programs	AIUS (all locations): American InterContinental University, California Southern University and Trident University International; Colorado Technical University (all locations)	Business

Accreditation Council for Occupational Therapy Education of the American Occupational Therapy Association	University of St. Augustine for Health Sciences (all locations)	Occupational Therapy

American Board of Physical Therapy Residency & Fellowship Education	University of St. Augustine for Health Sciences (all locations)	Clinical Orthopaedic Residency

Association for Advancing Quality in Education Preparation	AIUS/American InterContinental University, Chandler	Education

Commission on Accreditation in Physical Therapy Education	University of St. Augustine for Health Sciences (all locations)	Physical Therapy

Commission on Collegiate Nursing Education	AIUS/California Southern University, Chandler; Colorado Technical University, Colorado Springs; University of St. Augustine for Health Sciences, St. Augustine	Nursing

Council on Academic Accreditation in Audiology and Speech-Language Pathology	University of St. Augustine for Health Sciences (San Marcos, St. Augustine, Austin and Dallas)	Speech-Language Pathology

Project Management Institute Global Accreditation Center	Colorado Technical University (all locations)	Project management and business

____________________

(1)
Status as of February 18, 2025.
(2)
See the institutional website for a list of programs included in the approval.

State Regulation

State approval agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees or certificates to its students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or certificates or offer new programs. Moreover, under the Higher Education Act and federal regulations, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. Currently, each of our campuses (ground-based and online) is authorized by the state in which it is located.

Additionally, CTU and AIUS meet state authorization requirements for their online activities via participation in a consortia program called the State Authorization Reciprocity Agreement (“SARA”).

SARA is an agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. States, districts and territories apply to become members of SARA (which, in many cases, requires action by the state legislature) and if accepted, institutions approved in their “home” state may apply to become participants in the SARA compact and the “home” state authorization is deemed acceptable to operate an online program in other states that also participate in SARA as long as they do not establish a “physical presence” in those other states (as defined by SARA). Forty-nine states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands are SARA participants (www.nc-sara.org). CTU and AIUS are approved to participate in SARA by their home states (Colorado and Arizona, respectively). California is the only state which is not a part of SARA; CTU and AIUS hold the appropriate approval in that state. AIUS also has licenses for its physical campus locations in Texas and Georgia. USAHS is licensed in its home state of California and the states of Florida and Texas where its physical campuses are located; in addition, USAHS maintains licenses or exemptions in each state which requires such licensure and where students are enrolled since it is not eligible to participate in SARA.

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

Other Compliance Matters

On July 26, 2019, the Company executed a settlement agreement with the U.S. Federal Trade Commission ("FTC") to resolve an inquiry commenced by the FTC in 2015. While not admitting any wrongdoing, the Company chose to settle the FTC inquiry after almost four years of legal expenses and cooperating with the FTC’s investigation. Under the terms of the agreement with the FTC, the Company agreed to continue its compliance with the Federal Trade Commission Act and the Telemarketing and Consumer Fraud and Abuse Prevention Act, including compliance with the national do not call registry. The Company agreed to enhance its current operational and compliance processes with respect to prospective student expressions of interest, or “leads,” purchased from third party lead aggregators and generators and implement other agreed-upon compliance measures. Specifically, the agreement with the FTC requires the operation of a system to monitor third party lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. In addition, the FTC Agreement contains requirements regarding employee and lead aggregator acknowledgements of the agreement, compliance certifications and record creation and maintenance. The principal provisions of the agreement with the FTC will remain in effect for twenty years.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our agreement with the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses, a failure to comply may lead to additional enforcement actions and continued scrutiny may result in additional costs or new enforcement actions,” for more information about these agreements.

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

A majority of our students require assistance in financing their education. Our institutions are approved to participate in the Department's Title IV federal aid programs. Our institutions also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces and other employers and education benefits administered by the Department of Veterans Affairs (“VA”). Our institutions that participate in federal and state financial aid programs are subject to extensive and frequently changing regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

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

A student is not required to meet any specific credit scoring criteria to receive a Direct Loan, but historically, any student with a default on a prior loan made under any Title IV Program may not be eligible for new loans unless the default has been cured through repayment progress. Through a recent temporary student loan initiative announced on April 6, 2022, students that had previously defaulted on a student loan were temporarily eligible for new loans which increased the number of prospective students who were able to continue their education at one of our academic institutions. This initiative expired in October 2024. The Department has established maximum annual and aggregate borrowing limits for Direct Loans.

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

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2024-25 maximum annual Pell Grant is $7,395, excluding any additional amount awarded pursuant to a year-round Pell Grant. Beginning with the 2017-18 award year, eligible students may receive year-round Pell Grant funds. A year-round Pell Grant program allows students to receive up to 150% of the student’s regular award, allowing students to maintain their enrollment status and receive Pell Grant funds for up to two additional academic terms during an award year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

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

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amends the Post-9/11 GI Bill in several respects. The Improvements Act alters the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2024, and effective through July 31, 2025, the national cap of academic year tuition and fee charges for private institution of higher learning is $28,937. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most “Improvements Act” changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment and other education costs.

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

In 2010, both the U.S. Congress and DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The DoD updated the MOU in 2014 and 2019, in each case with enhanced requirements for institutions. The MOU requires that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, not use unfair, deceptive, and abusive recruiting practices, and provide academic and student support services to service members and their families. It contains requirements regarding the disclosures of costs and amounts covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. The MOU also incorporates the development and implementation of the “VA Shopping Sheet,” a standardized cost form with federal aid information which has evolved into what is now referred to by the Department as the “College Financing Plan.” The MOU conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and participate in the proposed Military Voluntary Education Review program. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. CTU, AIUS and USAHS have signed each of the DoD’s standard MOUs. CTU and AIUS have signed most recently in July 2024, which is effective through 2029.

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

In February 2025, both CTU and AIUS received renewals of their program participation agreements through June 30, 2027. Additionally, AIUS was removed from provisional certification, leaving both AIUS and CTU with full certification. Following the Trident acquisition and AIU’s implementation of a university system model, institutional accreditation and approval by the Department continues at the AIU System level. By March 31, 2027, CTU and AIUS will each be required to submit applications for recertification to continue participation in Title IV Programs.

As part of the standard change of ownership process, USAHS is operating under a temporary provisional program participation agreement as a result of PEC’s recent acquisition while the Department reviews all of the materials submitted as part of the change of ownership application process. Pursuant to applicable regulations, if the change of ownership is approved, USAHS will then participate under provisional certification for up to three years.

In connection with its administration of Title IV Programs, the Department has broad powers to request information and review records of a participating institution. Since December 2021, the Company has responded to extensive requests for information from the Department's Investigation Group relating to CTU and AIUS. On January 17, 2025, the Department informed us that this inquiry that had spanned over three years was being closed. We were never provided with any explanation or basis for the information requests.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – “If the Department denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

Scrutiny of the For-Profit Postsecondary Education Sector

In recent years, Congress, the Department, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the FTC, state attorneys general, consumer advocacy groups and the media have all scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. Many of the most highly criticized institutions have been closed now for several years. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Department, DoD and the VA and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing tuition assistance programs. In several cases, these groups have received significant financial support from third parties critical of our sector and have aligned on messaging that negatively impacts our sector during policy and rulemaking discussions. In addition, the Biden Administration made student loan forgiveness one of its top domestic policy objectives, and it was aggressively pursued by the Department in cooperation with special interest groups, other federal agencies, state attorney generals and others. These groups collectively focused efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students. The loan discharge efforts culminated in an expansive loan forgiveness effort that resulted in the discharge of nearly $189 billion for 5.3 million borrowers. In our sector, these efforts specifically targeted any school that was no longer in operation, allowing the administration to make accusations supporting loan forgiveness to go unchallenged. Additionally, the Biden Administration agreed with activist groups to allow the approval of loan forgiveness without any supporting evidence as part of a legal settlement which vastly expanded the number of former students submitting applications without merit.

The November 2024 federal elections resulted in the election of a new President and Congress. We cannot predict the specific actions that the new Administration or Congress may take or their effect on the higher education sector, however the prior Trump administration focused significantly on a de-regulatory agenda and recent 2025 executive orders similarly call on all federal agencies to prioritize rescinding costly and burdensome regulations over the adoption of new regulation. The new Congress or Administration may delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions. In addition, the new Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from current Department guidance and practice. There have also been calls to dismantle or reorganize the Department. While we are not able to predict the likelihood of these changes, we expect that Title IV participation will continue to be heavily regulated. We expect to continue to need to operate nimbly, making necessary changes to the extent possible to comply with new rules or interpretations as well as new interpretations of existing rules.

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

Congress has subsequently taken several actions that effectively extend the Higher Education Act and various Title IV Programs on a temporary basis. Congress could work to reauthorize the Higher Education Act in its entirety, pass a series of smaller bills that focus on individual parts of the Higher Education Act, primarily Title IV Programs, or continue to extend existing Title IV Programs for more limited terms while continuing debate on broader policy objectives. Ongoing policy differences in Congress, a majority of which concern spending levels, could lead to significant regulatory changes in connection with any reauthorization of the Higher Education Act or the funding of Title IV Programs generally. A recent proposal from Congress included significantly different obligations for institutions, including a sharing of the financial risks for students that do not repay their student loans, the elimination of Parent and Graduate PLUS loans for new borrowers, and replacement of current annual loan limits with a new system based on the median cost of attendance by program of study. Additionally, legislative changes impacting Title IV Programs is included in broader legislation from time to time and a number of proposals are currently part of ongoing discussions between the White House and Congress regarding the federal budget.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult."

There continues to be significant uncertainty around the requirements and approach to handling applications for “borrower defense to repayment” due to a series of rulemakings and competing regulations published in 2016, 2019 and again in 2022 along with a number of legal challenges of those rulemakings and the Department's application of these rules to select institutions. See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for a description of these regulations. The Department published its latest version of these rules in final regulations on November 1, 2022 in the Federal Register, with the updated regulations effective July 1, 2023; however a pending legal challenge by a group of schools in Texas has resulted in a stay of aspects of the rule’s effectiveness pending judicial review (see “Negotiated Rulemaking 2022: Affordability and Student Loans” below).

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

On August 22, 2023, the Department announced a new, more generous income driven repayment ("IDR") plan for student borrowers called the Saving on a Valuable Education (“SAVE”) plan. The SAVE plan was one of the 2022 negotiated rulemaking topics. The modified IDR plan calculates payments based on a borrower’s income and family size and not the loan balance and forgives outstanding balances after a certain number of years. The plan reduces many borrowers’ monthly payments to zero if their income level does not exceed certain levels. While the plan is intended to reduce the impact of prolonged student debt burdens, the plan is also likely to encourage some portion of students to take on more student loan debt than they might otherwise borrow assuming they will be able to have excess loan borrowing forgiven rather than having to repay what they have borrowed. On March 28, 2024, a coalition of eleven states filed a lawsuit, Kansas v. Biden, challenging the SAVE plan in the U.S. District Court for the District of Kansas. On April 8, 2024, a coalition of seven states filed a second lawsuit, Missouri v. Biden, to invalidate the plan. In August 2024, the Eighth Circuit in Missouri v, Biden upheld the district court order and affirmed a preliminary injunction against the Department preventing the Department from providing forgiveness of principal or interest, not charging borrowers accrued interest and implementing the payment-threshold provisions of the SAVE plan.

We continue to closely monitor the Department’s public statements, legal filings, and other communications, but are unable to determine the ultimate impact of any final regulations on our business at this time. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business.

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

We are continuing to monitor the Department’s interpretations, public statements, and other communications and have had to make adjustments in our operations in response to these new rules. See Item 1A, "Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," and "Our institutions could lose their eligibility to participate in federal student financial aid programs, face limitations on their ability to serve new or former students or have other limitations placed upon them if the percentage of their revenues derived from certain federal programs is too high," for information about the potential impact of new regulations on our business.

2023 Negotiated Rulemakings:

On May 19, 2023, the Department published a Notice of Proposed Rulemaking for the following rules:

•
Gainful Employment ("GE");
•
Financial Value Transparency ("FVT");
•
Financial Responsibility;
•
Administrative Capability;
•
Certification Procedures; and
•
Ability to Benefit ("ATB").

Additionally, the Department published a Notice of Proposed Rulemaking for regulations related to student loan debt relief on April 17, 2024. The Department published a second Notice of Proposed Rulemaking for regulations related to student loan debt relief (hardship) on October 31, 2024.

GE and FVT Negotiated Rulemaking

The 2021-2022 Negotiated Rulemaking Committee included rulemaking to re-adopt a new version of the gainful employment regulation (see “Negotiated Rulemaking 2022: Institutional and Programmatic Eligibility” above). A prior Department rulemaking effort in 2019 during the first Trump Administration resulted in the rescission of similar “gainful employment” regulations first adopted in 2015. Our institutions, and most other for-profit institutions, qualify for Title IV Program participation on the basis that they offer programs that, in addition to meeting other requirements, “prepare students for gainful employment in a recognized occupation.” On October 30, 2014, the Obama Administration published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. In 2019, through new negotiated rulemaking sessions, the first Trump Administration considered different options for adopting a uniform set of requirements that could be applicable to all schools and not specifically targeted at for-profit institutions. After a public comment period on its proposal, the Department published a final regulation on July 1, 2019 to rescind the 2015 gainful employment regulation effective on July 1, 2020. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, the Department continued to update the college scorecards it developed, which apply to all Title IV eligible institutions, with relevant information for prospective students. While the eligibility tests and disclosures associated with the 2015 gainful employment regulation were no longer required, the term “gainful employment” continues to exist in the Higher Education Act and CTU’s, AIUS’ and USAHS' Title IV eligible programs will continue to need to be career focused educational programs.

Following public comment on the 2023 proposed rules, on October 10, 2023, the Biden Administration published final regulations for a new GE rule. The new GE rule includes an eligibility framework that imposes additional requirements on for-profit sector programs, including our schools. The regulation uses two key metrics: Debt-to-Earnings (“D/E”) and Earnings Premium (“EP”) metrics to determine whether a program prepares students for gainful employment. The D/E metrics measure student debt at a program level against a measure of earnings. The EP metric measures student earnings at a program level against working individuals with a high school diploma or equivalent. GE programs that fail either the D/E or the EP metric in two of three consecutive years will lose Title IV eligibility. Programs offered by AIUS, CTU and USAHS are subject to the GE rule and could lose Title IV eligibility if their programs fail to pass the D/E rates and/or the EP measures. The rule also requires our institutions to warn current and prospective students if a program fails any metric in any year. The issuance of required GE warnings could deter prospective students from enrolling at our institutions and current students from continuing in their programs. Significantly, the 2023 GE rule is retroactive in its measurements, looking at data dating back many years to determine a program’s future eligibility and provides no opportunity for institutions to adopt changes that impact these eligibility metrics. It is also unclear whether and to what extent these metrics may be adversely impacted by the state and federally mandated business closures during the COVID pandemic and the general economic downturn and job loss that resulted from it.

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

On December 22, 2023, the American Association of Cosmetology Schools (“AACS”) filed a lawsuit in the U.S. District Court for the Northern District of Texas challenging the GE rule. AACS initiated the lawsuit in an effort to set aside the GE rule on the grounds that it violates the U.S. Constitution and the Administrative Procedure Act and exceeds the Department’s authority under the laws passed by Congress. On March 20, 2024, Ogle School Management, LLC and Triocci University of Beauty Culture, LLC filed a second lawsuit U.S. District Court for the Northern District of Texas seeking to invalidate the rule. On February 10, 2025, the Department of Justice filed a Consent Motion to Stay Proceedings for 90 days to allow incoming officials in the new Administration to familiarize themselves with the challenged regulations and potentially reevaluate them in order to ensure that any additional filings in the case are in accord with the Administration’s policy. The Department further indicated that due to “a number of technical and operational complexities,” the Department currently estimates that the first year’s metrics could not be issued before early fall 2025.

The GE and FVT rules became effective on July 1, 2024. A ‘Fact Sheet’ subsequently released by the Department announced that the first official metrics would be released by early 2025. Administrative and legal challenges to the rollout of the GE and FVT rules have led to delays to the required reporting timelines. A reporting deadline of January 15, 2025 was defined by repeated reports of system glitches and error reports from schools across the country, with many institutions unable to submit data at all. As a result, the Department reopened its debt reporting window to February 18, 2025. On February 14, 2025, the Department further extended the reporting deadline for evaluating completers’ lists and reporting data associated with Financial Value Transparency and Gainful Employment (FVT/GE) until September 30, 2025. The Department further noted that it does not plan to produce any FVT/GE metrics prior to the new deadline and will take no enforcement or other punitive actions against institutions who have been unable to complete reporting to date.

If the Department publishes initial rates by late 2025, presumably the second round of rates would be at some time in the second half of 2026. Programs may be deemed ineligible to participate in Title IV programs as of the second round of rates would need to fail in 2 of 3 reporting years. We are unsure if or when the Administration or the pending legal challenges will provide further changes to the rule and or timelines. A loss or material reduction in eligible Title IV programs due to the GE rule would materially impact our student enrollments and profitability. We are continuing to evaluate the regulation, but given the complexity of the rules and the lack of our access to, and the lack of the Department providing transparency regarding, the earnings data used to calculate the metrics, we are unable to determine the ultimate impact of the regulation on our business at this time.

Financial Responsibility Negotiated Rulemaking

On October 31, 2023, the Department published new regulations on financial responsibility that became effective July 1, 2024. The Financial Responsibility regulations, among other things, significantly modify and expand the mandatory and discretionary triggering events that require an institution to post a letter of credit or other form of financial protection with the Department. The rule provides that a separate letter of credit of not less than 10% of the institution’s prior year Title IV receipts is required for each mandatory event or discretionary triggering event as determined by the Department in its discretion, such that multiple triggering events could subject our institutions to substantial cumulative financial protection obligations.

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

On October 31, 2023, the Department published new regulations on administrative capability (the "Administrative Capability" regulations) that became effective July 1, 2024. The Administrative Capability regulations expand the requirements for institutions to demonstrate that they are administratively capable of providing the education they promise and of properly managing Title IV program funds, adding new standards related to financial counseling and career services, adequate clinical and externship opportunities, timely disbursement of Title IV funds, compliance with high school diploma verification requirements, aggressive and deceptive recruitment tactics or conduct, gainful employment requirements, and significant negative actions by a federal, state or accreditation agencies. The changes also provide the Department with increased and explicit authority to make an administrative capability finding based on a broader set of issues than it has used historically. Such findings could lead to fines, limitations, suspensions, terminations or other actions, including placing the institution on a provisional program participation agreement or heightened cash monitoring.

Certification Procedures Negotiated Rulemaking

On October 31, 2023, the Department published new regulations on certification procedures (the "Certification" rule) that became effective July 1, 2024. The revised Certification rule provides a more rigorous process for certifying institutions to participate in the Title IV programs, both initially and on an ongoing basis. The changes increase the Department’s oversight of institutions at critical points of institutional review including initial certification, during provisional certification, after a change of ownership, at recertification, and when there is a risk of closure.

This rule adds additional events that lead to provisional certification, such as if an institution is required to post a letter of credit because of a mandatory or discretionary triggers in the financial responsibility regulations, the Department determines the institution is at risk of closure, or the institution fails the 90-10 rule. It establishes new supplementary performance measures the Department may consider in determining whether to certify or condition the participation of the institution, such as withdrawal rates, the amount of educational and pre-enrollment expenditures, and licensure pass rates where the institution is required by an accrediting agency or state to report licensure exam passage rates.

The changes add a provision to include all federal agencies and add state attorneys general to the list of entities that have the authority to share with each other and the Department any information pertaining to an institution’s eligibility for or participation in Title IV programs or any information on fraud, abuse, or other violations of law.

The regulations establish a non-exhaustive list of conditions that the Department may apply to provisionally certified institutions, such as the submission of teach-out plans, the release of holds on student transcripts, restrictions or limitations on the addition of new programs or locations, requirements related to enrollment in programs that lead to state licensure, restrictions on growth in enrollments or Title IV volume, restrictions on the ability to provide a teach-out on behalf of another institution, restrictions on the acquisition of other institutions, additional financial reporting requirements, and limitations on entering into written arrangements with other institutions for the provision of educational instruction.

Finally, the new rule requires provisionally certified schools that have major consumer protection issues to recertify after no more than three years. For institutions alleged or found to have engaged in misrepresentation, aggressive recruiting, or incentive compensation violations, the Department may require that the institution engage a monitor and submit marketing materials to the Department for its review and approval.

Student Loan Debt Relief Negotiated Rulemaking

On August 31, 2023, the Department issued a notice of its intent to establish a Student Loan Debt Relief negotiated rulemaking committee to prepare proposed regulations for the federal student aid programs authorized under the Higher Education Act. As part of this rulemaking, the Department considered revisions to its federal student loan compromise regulations, as well as adding regulations on the circumstances under which the Department may waive or release all or part of federal student loan debts. On October 31, 2024, the Department published a Notice of Proposed Rulemaking on student debt relief based on hardship. On December 26, 2024, the Department withdrew its notice of proposed rulemaking for both rules.

2024 Negotiated Rulemaking

The Department convened a negotiating committee to develop proposed regulations pertaining to the following topics:

•
The Federal TRIO programs;
•
The Secretary's recognition of accrediting agencies;
•
State authorization;
•
Return to Title IV funds ("R2T4");

•
Cash Management; and
•
The definition of "distance education" as it pertains to clock hour programs and reporting for students who enroll primarily online.

This committee met in January, February and March 2024. On July 24, 2024, the Department published its Proposed Rule addressing distance education, R2T4 and Federal TRIO programs. The regulations were intended to help the Department improve its oversight of distance education and correspondence programs, and increase the accuracy of its R2T4 calculations. On December 30, 2024, the Department published final rules on distance education and R2T4, which rules would not become effective until July 1, 2026. On December 20, 2024, the Department terminated the negotiated rulemaking process for state authorization, cash management, and accreditation. We continue to closely monitor the Department’s rulemaking agenda, but we are unable to determine the potential impact of any future rule proposals or final regulations on our business at this time.

2024 Final Regulations – Summary

Return to Title IV Funds

In the final rule, the Department abandoned its proposal to require institutions to take attendance for every course offered by distance education. The Department also dropped its proposal to permit students who received a student loan credit balance refund, but who never began attendance, to repay the loan according to the terms of the promissory note.

The new rule retains other proposed provisions, including an optional exemption from performing an R2T4 calculation for institutions with generous tuition refund policies, defined as treating withdrawn students as though they had never begun attendance; returning all Title IV aid and refunding all institution charges for the payment period or period of enrollment; and writing off any balance due for the payment period or period of enrollment (changed from the proposed rule where the Department required writing off balances for the “current year”) in which the withdrawal occurred.

The Department chose to retain its proposal to codify longstanding guidance that, for institutions required to take attendance, the date of determination of withdrawal must be documented within 14 days after the student’s last date of attendance.

The new rule includes a change to how the R2T4 calculation is performed for programs offered in modules, specifically with respect to establishing a “freeze date” to determine the number of days in a payment period for these programs. In place of the freeze date, the rules will now consider a module part of the payment period for R2T4 calculation purposes only if the student began attendance in that module.

Distance Education

The final rules do not include a proposal to report distance education programs as “additional virtual locations” but, retained a new definition for “distance education course,” with slight changes from the proposal.

TRIO Programs

The Department chose not to finalize any of the TRIO rule changes proposed in July, which would have expanded eligibility for the Talent Search, Upward Bound, and Educational Opportunity Center to noncitizen students enrolled or seeking to enroll in a high school in the U.S., its territories, or the Freely Associated States.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business.

The Department’s proposed and final rules discussed above impose additional burdens on academic institutions, and often apply unevenly. For example, the 90-10 Rule is an additional annual eligibility test requirement that applies exclusively to for-profit sector institutions. The GE rule is designed to primarily impose additional requirements on for-profit sector programs and many of the proposed modifications to other long standing existing rules contain new requirements that apply exclusively to for-profit sector institutions and their ownership structures. The previously adopted and rescinded GE regulation is discussed above in this “Legislative Action and Recent Department Regulatory Initiatives” section, and see the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for an overview of the current rules relating to the 90-10 Rule, change of ownership or control, financial responsibility and administrative capability.

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

The Higher Education Act also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the Department for review. In May 2023, the Department’s Office of Inspector General (“OIG”) released a revised audit guide applicable specifically to proprietary schools and third-party servicers administering Title IV programs. The updated guide is effective for fiscal years beginning after January 1, 2023. The revised audit guide was effective for us for the year ending December 31, 2023 and applies to annual compliance audits due June 30, 2024 and thereafter. The new guide increases the requirements and testing procedures necessary when filing our annual Title IV compliance audits.

“90-10 Rule”

Under a provision of the Higher Education Act commonly referred to as the “90-10 Rule,” any of our institutions that, on modified cash basis accounting, derives more than 90% of its cash receipts from federal sources for a fiscal year will be placed on provisional participation status for its next two fiscal years, is required to provide warning notices to students regarding the potential loss of Title IV and would be required to post a letter of credit with the Department. If an institution does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in Title IV Programs for at least two fiscal years. We have essentially no control over the amount of federal funding sought by or awarded to our students. If an institution violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the Department could require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility

We have implemented various measures intended to reduce the percentage of our institution’s 90-10 revenue attributable to federal Program funds, including emphasizing employer-paid and other direct-pay education programs such as our corporate engagements, diversifying our educational offerings to increase the portion of our students who do not rely on Title IV Programs, recruitment of international students, the use of externally funded scholarships and grants and counseling students to carefully evaluate the amount of necessary Title IV Program borrowing consistent with Department regulations and guidance.

As discussed above in “Legislative Action and Recent Department Regulatory Initiatives," the calculation beginning with the 2023 fiscal year was calculated using the new calculation. We have preliminarily calculated the 90-10 rates for the year ended December 31, 2024 and AIUS, CTU and USAHS are all in compliance with the 90-10 Rule. The preliminary calculations for AIUS and CTU show improvement from the prior year. The new 90-10 Rule requires a much greater level of granularity and research of different fund sources to determine whether there may be an indirect and otherwise unobvious federal connection. While our preliminary calculations of the 90-10 rates for 2024 show our institutions continue to be in compliance, we are continuing our review of the applicable requirements and audit of our 2024 rates.

On December 21, 2022, the Department published in the Federal Register the list of sources of Federal Education Assistance to be included as “federal educational assistance” under the revised rule. This publication confirmed that government education assistance for military or veteran personnel is considered “federal educational assistance.” Furthermore, the Department indicates that the list is not all encompassing as certain non-federal entities may sub-grant award funds under various names, and that it is up to each institution to determine if there are federal funds included in amounts received from students or other funding sources, and the precise federal and non-federal breakdown in instances where funds may be co-mingled. The result makes compliance with the revised rule more difficult if not impossible in some cases, as well as adding additional layers of complexity for institutions to calculate a rate under the new rules.

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

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. This is determined by an institution’s cohort default rate which is calculated on an annual basis as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30 of each year). An institution’s cohort default rate is calculated as the percentage of borrowers who entered repayment in the relevant federal fiscal year who default before the end of the second fiscal year following the fiscal year in which the borrowers entered repayment. This represents a three-year measurement period.

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

As part of the CARES Act, which was signed into law on March 27, 2020, federal student loan payments and interest were suspended for a period of time. Ultimately, student loan repayment started up again in October 2023, while interest began accruing on those loans as of September 1, 2023. During the suspended period, student loan borrowers had their loans placed in forbearance, and as such, were no longer required to make payments on their federal student loans. Consequently, no further defaults could occur during this period. Based on this forbearance, and more specifically the timing of it, we have seen a favorable impact on the CDR rates starting with the 2018 rates. We believe this favorability will at least continue through the 2023 cohort default rates, and expect the rates through the 2022 cohort to be at or near zero percent and 2023 to be under 10%.

In September 2024, the Department released the official three-year cohort default rates for the 2021 cohort which was 0% for all our academic institutions. A listing of the official 2021, 2020 and 2019 three-year cohort default rates for our institutions is provided in the table below.

	Cohort Default Rates 3-year rate
Institution, Main Campus Location
(Additional locations as defined by accreditors are in parentheses)	2021	2020	2019
American InterContinental University (1)
Chandler, AZ (Online) (Atlanta, GA and Houston, TX)	0.0%	0.0%	4.4%
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	0.0%	0.0%	4.3%
University of St. Augustine for Health Sciences
San Marcos, CA (St. Augustine and Miami, FL and Austin and Dallas, TX)	0.0%	0.1%	0.1%

______________________

(1)
Trident University students who entered repayment on or after March 2, 2020, will begin to be included in the American InterContinental University cohort default rates starting with the 2020 cohort.

With the forbearance period having ended in October 2023, and interest once again accruing on these loans, all students were encouraged to resume their next normally scheduled payment in October 2023. To assist with the resumption of loan repayment after a long hiatus, the Department issued an “on-ramp” program, which would not penalize students even if they failed to make the required payments for one year. As students become delinquent, they will automatically be redesignated by the Department’s loan servicers as in good standing up through September 2024. Separately, with the resumption of repayment in October 2023, borrowers have experienced numerous issues, such as having a new servicer to make payments to, not receiving or receiving incorrect information on their payment, and significantly long wait times to get through to the servicers.

Furthermore, with the resumption of repayment, the Department also implemented a new repayment option called the “SAVE” plan. This plan was designed to generally be more favorable than all the other existing repayment plans, eliminating several options and therefore simplifying the repayment choices for borrowers. On July 28, 2024, this new income-based repayment plan had been paused by a federal appeals court. There are two legal challenges currently on-going against the “SAVE” plan. It is unclear what the outcome of the legal challenges will be, and what repayment options will be available to students should the legal challenge be successful. Under this new plan, starting with the October repayment resumption, among other benefits, many more borrowers would have been eligible for a zero-dollar repayment amount. Starting in July 2024, many borrowers with a repayment amount greater than zero would have been eligible for a new, significantly reduced payment amount. Most borrowers, not already in an income-based repayment plan, would need to actively sign up for this new repayment plan with their federal loan servicer. Currently, students who have signed up for this new repayment plan have been place in an interest free forbearance, where they are not required to make any payments. It is unclear how the repayment plan “on-ramp” process, coupled with the various servicer issues will ultimately impact cohort default rates in the future. Many of these servicers have been advertising long wait times for supporting student borrowers for an extended period of time which is likely to adversely impact the cohort default rates at our institutions. Furthermore, servicers have indicated they are performing limited to no outreach to delinquent borrowers, as they concentrate their resources on attempting to answer the inbound call volume. The Department has warned that defaults across all institutions may rise considerably when the blanket forbearance expires. Additionally, a number of recently adopted policies by the Biden Administration have created disincentives for students to repay their loans, including forgoing a number of common consequences of nonpayment during this “on-ramp” period and frequently promoting a desire to provide broad based loan forgiveness. These policies are expected to negatively impact future default rates and recent reports show repayment trends on student loans that have re-entered repayment in October 2023, are significantly behind historical levels. As a result of all these changes, as well as the servicer issues, we anticipate seeing higher cohort default rates as compared to historical rates starting with the 2024 cohort, until the loan repayment landscape improves.

Borrower Defense to Repayment

On November 1, 2016, the Department adopted new regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” ("BDR") regulations. On September 23, 2019, the Department published new final BDR regulations that became effective on July 1, 2020. The new 2019 final BDR regulations are summarized below and created a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020. On November 1, 2022, the Department published further revised and final BDR regulations that were to become effective on July 1, 2023. See “Legislative Action and Recent Department Regulatory Initiatives - Negotiated Rulemaking 2022: Affordability and Student Loans,” for more information. These regulations have been negotiated and revised multiple times by the Department, who has created competing standards and outcomes for institutions and student borrowers. Since their initial adoption in 2016 and with their subsequent modifications in 2019 and 2022, the Department’s BDR regulations have also been the subject of numerous legal challenges in different jurisdictions around the country. The Department subsequently used the settlement of a lawsuit (discussed below) that was primarily seeking improvements in the Department's processing of claims as a means of providing loan forgiveness, including previously denied and/or meritless claims and further adopting yet a new BDR process and set of standards applicable to claims pending as of that date. Numerous legal challenges remain pending regarding these regulations, making it difficult to predict what standards and processes will ultimately apply to historical or future student loans incurred by our current or former students.

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

As published, the new rules remove certain barriers and simplify the process for borrowers with a total and permanent disability and borrowers seeking public service loan forgiveness. The rules also expand closed school loan discharge provisions. The rules reduce the required supporting evidence and related obligations of students applying for BDR loan forgiveness, expand the categories students could raise in a BDR application, and provide the Department wide latitude to selectively adjudicate future BDR applications without affording institutions adequate opportunity to respond and potentially without regard to the individual merits of the BDR applications. The new BDR rules remove any statute of limitations on student claims and create a rebuttable presumption in favor of full loan forgiveness as opposed to partial relief for most approved applications, eliminating the Department’s approach under the previous rules of assessing whether and to what extent a student had been financially harmed. The rules also increase the burden on institutions to maintain and provide documentation to refute student claims. As a result, an institution’s failure to maintain and provide timely and responsive information that goes beyond the contents of a typical student’s academic file in response to future BDR applications could form the basis for loan forgiveness. The combination of the reduced requirements, increased categories, and presumptions will increase the likelihood of loan forgiveness and potentially create a significant financial incentive for existing and former students to apply for loan forgiveness regardless of a claim’s merit. In fact, the Department’s current efforts to settle litigation in the Sweet Matter (see "Borrower Defense to Repayment: Department Settlement of Pending BDR Applications, Inducement of New Claims" for more information regarding the Sweet Matter) reflects an attempt to discharge the loans for hundreds of thousands of students without regards to the merits of their claims and induced the filing of tens of thousands of new BDR applications in a matter of only a few months from students hoping to benefit from the opportunity afforded by the settlement.

On February 28, 2023, the Career Colleges & Schools of Texas (“CCST”) filed a lawsuit in the U.S. District Court for the Northern District of Texas challenging the Department’s recently promulgated borrower defense to repayment and closed school loan discharge regulations. CCST initiated the lawsuit in an effort to set aside the BDR rule on the grounds that it violates the U.S. Constitution and the Administrative Procedure Act. On August 7, 2023, a three-judge Fifth Circuit Court of Appeals panel granted a motion for an injunction pending appeal in the lawsuit. The motion stayed the effective date of the borrower defense to repayment and closed school loan discharge provisions that went into effect on July 1, 2023. On November 6, 2023, oral argument was heard by a three judge panel of the Fifth Circuit. On April 4, 2024, the Fifth Circuit Court of Appeals reversed the order of the U.S. District Court for the Western District of Texas, and granted a preliminary injunction against the 2022 BDR Rule. On October 11, 2024, the Department of Education petitioned the Supreme Court to review the U.S. Court of Appeals for the Fifth Circuit’s grant of the preliminary injunction. On January 10, 2025, the Supreme Court granted the petition for certiorari review. According to the Supreme Court’s docket, it is only taking up one of the two questions in the petition: “Whether the court of appeals erred in holding that the Education Act does not permit the assessment of borrower defenses to repayment before default, in administrative proceedings, or on a group basis.” On February 6, 2025, the Supreme Court paused at the Department’s request its review of the lawsuit, as the Acting Secretary of Education announced that the Department would reevaluate the Department’s BDR regulations.

Financial Responsibility Standards

To participate in Title IV Programs, our institutions must either satisfy standards of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and possibly accept other conditions on their participation in Title IV Programs. Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy on an annual basis a quantitative standard of financial responsibility that is based on a weighted average of three tests that assess the financial condition of the institution, known as a “composite score.” The three tests measure primary reserve, equity and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. A composite score from 1.0 to 1.4 is considered to be in “the zone” of financial responsibility, and a composite score of less than 1.0 is not considered to be financially responsible. If an institution is in “the zone” of financial responsibility, the institution may establish eligibility to continue to participate in Title IV Programs under the Zone Alternative.

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

The Department applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. The Department also may apply the tests to the parent company of our institutions, and to other related entities. The Department currently applies the composite score to the parent company on a consolidated basis. Our composite score for the consolidated entity for the year ended December 31, 2023 was 3.0, and our preliminary calculation for the year ended December 31, 2024 is also 3.0, which is the highest possible score and considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy the Department’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit.

Currently, USAHS is on HCM1 and has posted an LOC in favor of the Department in the amount of $21.5 million as of December 31, 2024, due to its FRR score attributable to its prior ownership which for 2023 was 0.5. We will engage with the Department to seek removal of these limitations in connection with their review the change of ownership application materials we have submitted and the resulting passing financial responsibility metrics and subsequent FRR score for USAHS.

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

In addition to the annual tests referenced above, both the 2016 and 2019 borrower defense to repayment regulations include discussion of financial triggering events that may provide the Department discretion regarding periodic determinations of our financial responsibility and associated enhanced financial protection in the form of a letter of credit or other security it determines it needs. Recently promulgated changes to the financial responsibility regulations that became effective July 1, 2024 included updates to the list of triggering events that, if they occur, may require the posting of one or more letters of credit with the Department.

See “Negotiated Rulemaking 2023: Financial Responsibility” above for more information about changes to the previous rule. See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – A failure to demonstrate ‘financial responsibility’ or ‘administrative capability’ or meet new 'certification' requirements would have negative impacts on our operations,” for additional information regarding risks relating to the financial responsibility standards.

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

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with the Department refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV Program returns that were paid or should have been paid by the institution during its most recently completed fiscal year. As of December 31, 2024, CTU and AIUS have posted no letters of credit in favor of the Department due to non-compliance with the Department refund requirements. USAHS has issued a letter of credit for $0.1 million due to non-compliance with the Department's refund requirements that took place before our acquisition.

Change of Ownership or Control

When an institution undergoes a change of ownership or a change of ownership resulting in a change of control, as those terms are defined and applied by the applicable state approving agency, its accrediting agency and the Department, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the Department, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally re-certified by the Department for a period of up to three years. Transactions or events that constitute a change of ownership or a change of control by one or more of the applicable regulatory agencies, including the Department, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity or assets. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the Department, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected institutions to participate in Title IV Programs. If we were to undergo a change of control and our institutions failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations and cash flows could be materially adversely affected.

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

Currently, only USAHS is subject to provisional certification status due to the Department’s change of ownership criteria. The potential adverse effects of a change of control under Department regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our common stock.

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

Opening New Institutions, Start-up Campuses and Adding Educational Programs

The Higher Education Act generally requires that for-profit institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus or location and participate in Title IV Programs at the start-up campus without satisfying the two-year requirement if the start-up campus has received all of the necessary state and accrediting agency approvals, has been reported to the Department, and meets certain other criteria as defined by the Department. Nevertheless, under certain circumstances, a start-up branch campus may also be required to obtain approval from the Department to be able to participate in Title IV Programs.

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

Administrative Capability

See “Negotiated Rulemaking 2023: Administrative Capability” above.

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

OTHER INFORMATION

Our website address is www.perdoceoed.com. We make available within the “Investor Relations” portion of our website under the caption “Annual Reports & SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Also, the SEC maintains an Internet site at www.sec.govthat contains reports, proxy and information statements, and other information that we file electronically with the SEC. Information contained on our website is expressly not incorporated by reference into this Form 10-K.

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

As a provider of postsecondary education and a participant in federal and state programs providing financial assistance to students, we are subject to extensive laws and regulation at both the federal and state levels as well as by accrediting agencies. These requirements cover virtually all aspects of our business.

In particular, the Higher Education Act authorizes Title IV Programs and subjects participants to extensive regulations by the Department, state education authorizing agencies, and accrediting agencies. Our institutions’ participation in education assistance programs administered by the Departments of Defense and Veterans Affairs also subjects us to oversight by those agencies. In addition, other federal agencies such as the Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”) and various state agencies and state attorneys general enforce a broad range of consumer protection and other laws applicable to activities of postsecondary educational institutions, such as recruiting, marketing, the protection of personal information, student financing and payment servicing.

Because of these regulatory requirements, we are subject to compliance reviews and audits, as well as claims of noncompliance and lawsuits by government agencies based on claims by students, current and former employees and other third parties. These matters often require the expenditure of substantial time and resources to address and, additionally, they may damage our reputation, even if such actions are eventually determined to be without merit. For example, the Department has broad powers to request information and review records of an institution participating in Title IV Programs. These requests can be open-ended and do not necessarily relate to any specific allegations of wrongdoing or assert any compliance failures of any kind. We received such a request from the Department in December 2021. The inquiry was subsequently closed in January 2025 without any findings. Due process safeguards and protections for institutions subjected to this type of information request are limited to the Department’s interpretation of the boundaries of its authority over institutions participating in Title IV programs.

The Department, under the Biden Administration, took an ever-expanding view on its authority over the administration of Title IV programs, institutions and loans, including overruling or ignoring a number of historical precedents and due process safeguards. The Department partnered with advocacy groups critical of the for-profit education sector in numerous aspects of its agenda, which have lobbied for targeting the sector and our schools. The postsecondary education regulatory environment may change in the future as a result of the U.S. federal election in November 2024. The new Presidential Administration and new Congress may act to change or eliminate currently effective ED regulations and final ED regulations that have been promulgated but are not yet effective.

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

On October 10, 2023, the Biden Administration published final regulations for the GE rule. The GE rule includes a Title IV eligibility framework that imposes additional requirements on for-profit sector programs, including our schools. The regulation uses two key metrics: Debt-to-Earnings (“D/E”) and Earnings Premium (“EP”) metrics to determine whether a program prepares students for gainful employment. The D/E metrics measure student debt at a program level against a measure of earnings. The EP metric measures student earnings at a program level against working individuals with a high school diploma or equivalent. GE programs that fail either the D/E or the EP metric in two of three consecutive years will lose Title IV eligibility. Programs offered by AIUS, CTU and USAHS are subject to the GE Rule and could lose Title IV eligibility if their programs fail to pass the D/E rates and/or the EP measures. The rule also requires our institutions to warn current and prospective students if a program fails any metric in any year. The issuance of required GE warnings could deter prospective students from enrolling at our institutions and current students from continuing in their programs. Significantly, the 2023 GE rule is retroactive in its measurements as it evaluates data from previous student cohorts for the purpose of determining a program’s future Title IV eligibility. It is unclear the impact that state and federal mandated business closures experienced during the COVID pandemic and its resulting economic effects may have on our metrics, as data from this time period is applicable to the metrics.

See “GE and FVT Negotiated Rulemaking” above for information about the timeline of the GE and FVT rules. Given the recent challenges associated with implementation of the rules, we have concerns with the accuracy and effectiveness of the GE and FVT metrics.

Failure to comply with the GE Rule may result in a loss of Title IV eligibility which would materially impact student enrollments and profitability. It additionally may impact the continued viability of our business. Given the complexity of the rules and the lack of clarity, transparency and other challenges with the reporting and collection of the data, we are unable to determine the impact of the regulations on our business at this time.

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

Additionally, we may not know at the time of receipt that funding used by a student was derived from a federal program. In addition, if the institution violates the 90-10 Rule for two consecutive fiscal years and becomes ineligible to participate in Title IV Programs, but continues to disburse Title IV Program funds, the Department would require the repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility. The Department also noted in its publication of the new rule that its expectation was to encourage a shift in enrollment away from for-profit schools and toward taxpayer subsidized community colleges. As such, we expect unfavorable treatment from the Department in its interpretations, guidance, and enforcement with regard to institutional compliance.

Several factors have adversely impacted our 90-10 percentages in recent years, including increases in Title IV Program aid availability including year-round Pell Grant funds and budget reductions for state grant programs, workforce training programs, and other funding programs. We expect this negative trend to continue. Additionally, the lack of visibility into federal fund sources that students utilize, the timing of the identification of the federal fund sources applicable to the 90-10 Rule, the lack of clarity regarding the definition of federal funds which funds count in the “10”, as well as other technical aspects of the calculation methodology, and interest levels and variability in the timing of receipts of future cash payments made for allowable non-Title IV programs offered by our institutions, all make it difficult to predict future compliance with the 90-10 Rule. We have implemented various measures intended to reduce the percentage of our institutions’ cash basis revenue attributable to designated federal funding sources, including efforts to diversify the sources of our revenue. However, these measures may not be adequate to prevent our compliance with the 90-10 Rule and may not be sufficient to allow our institutions to serve degree-seeking prospective students at the same rates as we have historically, or may require limiting the type or volume of new students we enroll or programs we offer. We may be required to modify our business operations, including reducing our investments in prospective student outreach and recruitment, in order to preserve our existing students’ ability to continue benefitting from financial assistance for their education pursuant to Title IV Programs. For example, in 2023, we materially reduced prospective student enrollment, marketing and outreach processes at AIUS during the year to limit the volume of new federal funding that the institution would receive to preserve available funding for existing students. Any necessary business changes could materially impact our revenue, operating costs and opportunities for growth. Furthermore, these business changes could make more difficult our ability to comply with other important regulatory requirements.

The ability of our institutions to comply with the 90-10 Rule will depend upon the composition of our future student population and their personal circumstances, as well as on regulatory changes and other factors outside of our control, including those cited above.

While the Department may attempt to impose additional sanctions on institutions that fail the 90-10 Rule, but there is only limited precedent available to determine their legality or predict what those additional sanctions might be. For example, the new financial responsibility rule, discussed further below, imposes a mandatory trigger for failure to comply with one year of the 90-10 Rule. It would require a minimum financial protection of 10 percent of the previous year’s Title IV funds. This protection would remain in place until the institution passes the 90-10 Rule for two consecutive years. The Department has discretion to impose a wide range of additional conditions as part of its provisional certification and the institutions' continued participation in Title IV Programs. These conditions may include, but are not limited to: restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic, enrollment, and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - ‘90-10 Rule,'” for more information about the 90-10 Rule and the measures we have implemented to improve our compliance.

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

The extensive regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult.

The regulations, standards and policies of our regulators change frequently and are subject to interpretation, and interpretations may change over time or due to changes in presidential administrations. In particular, the Department under the Biden Administration promulgated a number of new regulations that depending on the date of publication became effective or will be effective on July 1, 2023, 2024 and 2026, including the Financial Value Transparency and Gainful Employment Rule, and revised financial responsibility, administrative capability, 90-10, distance education and certification rules. We have been operating with dramatic shifts in regulatory approaches across different presidential administrations, resulting in a significant number of regulations being adopted, subsequently rescinded or revised, then re-adopted. While President Trump’s previous priorities are apparent by actions taken in his first term, we have limited information on the priorities for private postsecondary education for his second term. We anticipate a number of regulatory changes may be forthcoming.

The Higher Education Act guides the federal government’s support of postsecondary education. The U.S. Congress is required to periodically reauthorize the Higher Education Act and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. Congress last reauthorized the Higher Education Act in 2008. The reauthorization of the Higher Education Act results in a change in the requirements for existing programs and its participation in Title IV programs. Additionally, funding for student financial assistance programs may be impacted during appropriations and budget actions. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for more information about the reauthorization of the Higher Education Act. In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general, consumer advocacy groups, and the media have scrutinized the for-profit postsecondary education sector. See Item 1, “Business - Student Financial Aid and Related Federal Regulation - Scrutiny of the For-Profit Postsecondary Education Sector,” for more information about the focus on our industry. This scrutiny and efforts of the Biden Administration led to significant regulatory changes designed to target and limit for-profit postsecondary education. See Item 1, “Business - Student Financial Aid and Related Federal Regulation - Legislative Action and Recent Department Regulatory Initiatives,” for an overview of regulatory initiatives by the Department. Ongoing efforts by activists to change state authorization regulations, State Authorization Reciprocity Agreement ("SARA") reciprocity rules, and state-by-state standards could increase regulatory burdens on our business. See Item 1, “Business - Accreditation, State Regulation and Other Compliance Matters - State Regulation,” for more information about state regulation and SARA.

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

See “Negotiated Rulemaking: Financial Responsibility,” “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations,” “Negotiated Rulemaking: Administrative Capability” and “Negotiated Rulemaking: Certification Procedures” above for an overview of the current rules relating to the financial responsibility, administrative capability and certification procedures.

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

See the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” above for an overview of the current rules relating to Borrower Defense to Repayment.

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

Many states and professional associations require professional programs to be accredited. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic accreditation may be a prerequisite for or improve employment opportunities of program graduates in their chosen field. Those of our programs that do not have such programmatic accreditation, where available, or fail to maintain such accreditation, particularly in programs in the health sciences field, may experience adverse publicity, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

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

The Department requires institutions that participate in Title IV Programs to refer to the Department’s Office of the Inspector General ("OIG") credible information about fraud or other illegal conduct involving Title IV programs. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, the Department may find that our institutions do not satisfy the Department’s administrative capability requirements, which could have the adverse effects described in the risk factor captioned “A failure to demonstrate "financial responsibility" or "administrative capability" or meet new "certification" requirements would have negative impacts on our operations.” In addition, our ability to participate in Title IV Programs is conditioned on maintaining accreditation by an accrediting agency that is recognized by the Department. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause us to fail to meet accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs, must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV Programs.

Our agreement with the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses, a failure to comply may lead to additional enforcement actions and continued scrutiny may result in additional costs or new enforcement actions.

As discussed above, states and other regulatory bodies have increased their focus on the for-profit postsecondary education sector. In 2019, we entered into an agreement with the FTC to bring closure to inquiries by them. See Item 1, “Business – Accreditation, State Regulation and Other Compliance Matters – Other Compliance Matters” for information about this agreement. This agreement may ultimately result in negative impacts on our business, any one of which may be material.

Pursuant to the agreement with the FTC, we agreed to various operating provisions including the operation of a system to monitor lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. The compliance costs related to these agreements may be greater than anticipated and may have a negative impact on our ability to compete effectively and maintain and grow student enrollments at our institutions, and a failure to comply may lead to additional enforcement action by the FTC. In addition, we may receive requests from states and other regulatory bodies to provide ongoing proof that we are complying with applicable laws and regulations and meeting our obligations pursuant to this agreement. Compliance with these requests results in significant additional costs and a failure to respond, whether required or not, could result in additional enforcement actions.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, or face increased regulatory actions or litigation, our financial condition and results of operations could be adversely affected.

We have been named as defendants currently and/or in the past in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our institutions. Current claims include a qui tam action filed in federal court by an individual plaintiff on behalf of themselves and the federal government alleging that we submitted false claims or statements to the Department in violation of the False Claims Act. See Note 12 "Contingencies" to our consolidated financial statements for discussion of these and certain other current matters. Additional actions may arise in the future.

Given the highly regulated nature of our industry, we and our institutions are subject to and have regular audits, compliance reviews, inquiries, investigations, and claims of non-compliance by the Department, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our institutions. See Note 12 "Contingencies" to our consolidated financial statements and Item 1, "Business - Student Financial Aid and Related Federal Regulation - Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations" for additional discussion of these and certain other current matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects.

We are subject to a variety of other claims and litigation that arise from time to time alleging non-compliance with or violations of state or federal regulatory matters including, but not limited to, claims involving students, graduates and employees. In the event that extensive changes in the overall federal and state regulatory construct results in additional statutory or regulatory bases for these types of matters, or other events result in more of such claims or unfavorable outcomes to such claims, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows and results of operations for the periods in which the effects of any such matter or matters becomes probable and reasonably estimable.

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

If the Department denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not conduct its business as it is currently conducted.

Under the provisions of the Higher Education Act, an institution must apply to the Department for continued certification to participate in Title IV Programs at least every six years or whenever it undergoes a change of control. Generally, the recertification process includes a review by the Department of an institution’s educational programs and locations, administrative capability, financial responsibility, and other regulatory oversight categories. USAHS is operating under a temporary provisional program participation agreement as a result of its recent change of ownership. Pursuant to applicable regulations, if the change of ownership is approved, USAHS will then participate under provisional certification for up to three years. During the period of provisional certification, an institution must obtain prior Department approval to add an educational program, open a new location, increase the credential level of its offerings, or shorten or lengthen its programs, which could negatively impact USAHS ability to take these actions. Institutions may be given provisional program participation agreements for nominal or arbitrary reasons and we have seen in some instances without justification, including the existence of an open and pending audit or review within the Department’s discretion or unspecified issues arising out of past administrative capability issues. Recently, the Department has imposed a number of additional reporting, limiting and monitoring conditions on continued participation against institutions it has recertified.

Additionally, as stated above, in February 2025, both CTU and AIUS received renewals of their program participation agreements through June 30, 2027. Additionally, AIUS was removed from provisional certification, leaving both AIUS and CTU with full certification. By March 31, 2027, CTU and AIUS will each be required to submit applications for recertification to continue participation in Title IV Programs.

If the Department finds that any of our institutions do not fully satisfy all required eligibility and certification standards, the Department could deny recertification or limit, suspend, or terminate the institution’s participation in Title IV Programs. Continued Title IV Program eligibility is critical to the operation of our business. If any of our institutions becomes ineligible to participate in Title IV Programs, or have that participation significantly conditioned, it could not conduct its business as currently conducted and we would experience a dramatic decline in revenue.

We are dependent on the recertification and maintenance of Title IV Programs.

A substantial majority of our students rely upon Title IV Programs to assist in financing their education, and we derive a substantial majority of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2024, a majority of our students who were in a program of study at any date during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts of approximately $484 million. As a result, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our students to participate, or that places significant additional burdens on or eliminates our ability to participate, would materially reduce the number of students who enroll at our institutions, our revenue and our profitability, and we would be unable to continue our business as it currently is conducted.

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

Our student enrollments could suffer from any of these circumstances. We believe it is likely that legislative, regulatory and economic uncertainties will continue, and thus it is currently difficult to assess our long-term growth prospects. Reduced enrollments at our institutions, for any of the reasons mentioned herein or otherwise, generally reduce our profitability, which, depending on the level of the decline, could be material.

We compete with a variety of educational institutions, especially in the online education market, and if we are unable to compete effectively, our student enrollments and revenue could be adversely impacted.

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, other online education providers and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs may be much lower at community colleges than at our institutions. Many states have adopted or proposed programs to enable residents to attend community colleges for free.

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

We also expect to experience increased competition as more postsecondary education providers increase their online program offerings (in particular programs that are geared towards the needs of working adults), including traditional and community colleges that had not previously offered online education programs, and increase their use of personalized learning technologies. This trend has been accelerated by the COVID-19 pandemic and companies that provide and/or manage online learning platforms for traditional colleges and community colleges. Increased competition may create greater pricing or operating pressure on us, which could have a material adverse effect on our institutions’ enrollments, revenues and profit margins. We may also face increased competition in maintaining and developing new corporate and other engagements with employers, particularly as employers become more selective as to which online universities they will encourage or offer scholarships to their employees to attend and from which online universities they will hire prospective employees.

Congress, the Department and other agencies have required increasing disclosure of information to prospective students (with some disclosures only required by for-profit institutions). Some of these disclosures may negatively impact a prospective student’s decision to enroll in one of our institutions.

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

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the new U.S. presidential administration may directly affect us and the global economy.

The political and economic environment in the U.S. and elsewhere has resulted in and may continue to result in uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could also negatively impact our reputation, access to capital and our stock price.

The presidential election and congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on for-profit postsecondary education providers; however, the nature, timing and economic and political effects of such potential changes remain uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways.

Additionally, levels of U.S. federal government spending are difficult to predict and subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, the Department of Government Efficiency (“DOGE”) was announced to reform federal government processes and reduce expenditures. The Office of Management and Budget (“OMB”) published Memorandum M-25-13 on January 29, 2025 which temporarily paused all activities related to obligation or disbursement of all federal financial assistance. The Executive Order did not impact funds provided to individual students, such as Federal Pell Grants and Direct Loans. While Memorandum M-25-13 was rescinded on February 3, 2025 following litigation challenging it, the administration has stated that it still pursuing a spending freeze. We are unable to predict if there will be budget reduction initiatives that would impact student federal financial assistance available to our students and, if so, the extent of those reductions.

Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding of federal programs providing financial assistance to our students, which could in turn adversely affect our business, financial condition and operating results.

Our financial performance depends on our ability to develop awareness among, and enroll and retain, students in our institutions and programs in a cost-effective manner.

If our institutions are unable to successfully conduct outreach for and recruit prospective students for their educational programs, our institutions’ ability to attract and enroll prospective students in those programs could be adversely affected. We have been investing in our student admissions and advising functions and other initiatives to improve student experiences, retention and academic outcomes. If these initiatives do not continue to succeed, our ability to attract, enroll and retain students in our programs could be adversely affected. Further, internet and other technology, including data gathering and marketing and advertising, is changing fast and we may be unable to adapt our initiatives to attract, enroll and retain students in a timely manner. Consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully conducting outreach and recruitment for our institutions and the programs that they offer include, but are not limited to: student or employer dissatisfaction with our educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; FTC or Federal Communications Commission restrictions on contacting prospective students and the use of internet, mobile phone and other advertising and marketing media; costs and effectiveness of internet, mobile phone and other advertising programs; and changing media preferences of our target audiences.

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

We rely on proprietary rights and intellectual property in conducting our business, which may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.

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

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. In addition, in some instances, our faculty members or our students may post various articles or other third-party content on class discussion boards or download third-party content to personal computers, which may result in claims or liability for the unauthorized duplication or distribution of this material. Any intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit.

Our corporate engagement programs have contributed to student enrollment growth through 2024. If we fail to enter new corporate engagements or if existing corporate partners pause or reduce participation in their tuition assistance programs, total student enrollments may suffer.

We remain focused on investing in and improving processes that support our corporate engagement programs. These programs have been a meaningful driver of total enrollment growth through 2024. Our continued success with these programs depends, in part, on our ability to maintain existing corporate engagements and enter into additional corporate engagements. There is no guarantee that our existing corporate partners will have an interest in continuing to fund or expand these tuition assistance programs, and there is no guarantee that their employees will continue to have the same level of interest in participating, which could adversely impact total student enrollments.

The acquisition, integration and growth of acquired businesses may present challenges that could harm our business.

On December 2, 2024, we completed our acquisition of the University of St. Augustine for Health Sciences (“USAHS”). Our future success will depend, in part, on our ability to integrate USAHS, and any other institutions or businesses we may acquire in the future, into our operations. The successful integration and profitable operation of an acquired institution or business, including the realization of anticipated cost savings and additional revenue opportunities, can present challenges, and the failure to overcome these challenges can have an adverse effect on our business, financial condition, cash flows and results of operations. Such challenges, while ultimately dependent on the particular acquisition at hand, may include, among other things, the inability to maintain uniform standards, controls, policies and procedures; the acquired business not performing as expected; distraction of management’s attention from normal business operations during the integration process; the inability to attract and/or retain key management personnel to operate the acquired entity; the inability to obtain, or delays in obtaining, regulatory or other approvals necessary to operate the business; the risk that disruptions from the integration will harm our or the acquired entity’s businesses; potential adverse reactions or changes to business relationships resulting from the acquisition; the inability to correctly estimate the size of a target market or accurately assess market dynamics; expenses associated with the integration efforts; and our assumption of unexpected risks, liabilities and obligations of the acquired business, including issues not discovered in the due diligence process.

An acquisition related to an institution or other educational business often requires various regulatory approvals and in the case of a Title IV eligible institution, like USAHS, has recently required growth restrictions, reporting obligations and temporary conditions on operations that limit changes to the institution after acquisition. If we are unable to obtain such approvals, or we obtain them on unfavorable terms, our ability to consummate a future transaction may be impaired or we may be unable to operate the acquired entity in a manner that is favorable to us. If we fail to properly evaluate an acquisition, we may be required to incur costs in excess of what we anticipated, and we may not achieve the anticipated benefits of such acquisition, including the acquisition of USAHS.

Natural disasters or other extraordinary events may cause us to close some of our schools or suffer casualty losses.

We may experience business interruptions or casualty losses resulting from natural disasters, inclement weather, transit disruptions or other events in one or more of the geographic areas in which we operate, particularly in California, Colorado, Florida, Georgia and Texas, where our physical campuses are located. These events could impair the value of our assets and/or cause us to close physical campuses, temporarily or permanently, and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As part of our business, we collect, process, use and store sensitive data and certain personal information from our students and employees. We also utilize third-party vendors and provide information about our students and employees to governmental and quasi-governmental external agencies to satisfy different legal and regulatory requirements and use electronic payment methods to process and store some of this information, including credit card information. Our business relies on information technology networks and systems to store this data, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. Additionally, we maintain other confidential, proprietary or otherwise sensitive information relating to our business and from third parties.

The information technology networks and systems owned, operated, controlled or used by us, our third-party vendors or other external agencies may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, failures during the process of upgrading or replacing software or databases or components thereof, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, distributed denial-of-service attacks, brute force attacks, robocalls and other real or perceived cyberattacks or catastrophic events, all of which may not be prevented by our efforts to secure our networks and systems. Security incidents can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party vendors, external agencies or their personnel, or other parties. Security incidents are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. Any of these incidents could lead to interruptions or shutdowns of our platforms, disruptions in our ability to process service requests and record or analyze the use of our services, the loss or corruption of data or unauthorized access to, or acquisition of, personal information or other sensitive information, such as our intellectual property. We maintain policies and practices and operational safeguards, measures and controls aimed at reducing our cyber risk, protecting and recovering our data and ensuring business continuity, which include reasonable efforts that aim to ensure that our third-party vendors maintain reasonable security, including encryption and authentication technology, and will notify us promptly if a security incident occurs. However, none of our or our vendors’ or external agencies’ security measures can provide absolute security. Advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors or external agencies, to adequately protect personal or other sensitive information, and there can be no assurance that we, our vendors or external agencies will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data or that any such data compromise or unauthorized access will be discovered in a timely fashion.

Like many businesses, we, our third-party vendors and external agencies have in the past and will in the future continue to be subject to cyberattacks, cybersecurity threats and attempts to compromise and penetrate our data security and systems and disrupt our services. Regular patching of each of our respective computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware, ransomware, viruses or “zero-day” viruses prior to their infecting our, our third-party vendors and/or external agencies’ computer systems or networks. Future cyberattacks against us, our third-party vendors or external agencies could lead to operational disruptions that could have an adverse effect on our ability to provide services to students and on our results of operations and financial results. Any general decline in internet use for any reason, including security or privacy concerns, cost of internet service or changes in government regulation, could result in less demand for online educational services and inhibit growth in our online programs.

Failure of our systems to operate effectively or a compromise in the security of our systems, or the systems of our third-party vendors, external agencies or other third parties, that results in unauthorized persons or entities obtaining personal information or other sensitive information could materially and adversely affect our reputation, operations, operating results and financial condition. Actual or anticipated cyberattacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums and engage third-party specialists for additional services. Breaches in our data security or that of our third-party vendors, external agencies or other third parties could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, potential claims, investigations, regulatory proceedings, litigation penalties and liability, could impede our processing of transactions and our financial reporting and could result in a disruption of our operations. In addition, we may incur other substantial costs in connection with remediating and otherwise responding to any data security incident, including potential liability for stolen client, student or employee data, repairing system damage, or providing credit monitoring or other benefits to clients, students or employees affected by the incident. Additionally, if we, our third-party service providers or external agencies experience security incidents that result in a decline in performance of necessary services, availability problems or the loss, corruption of, unauthorized access to or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to receive our services, and our reputation and market position could be harmed. Existing students may also decrease their use of our services or cease using our services altogether. The impact of security threats, incidents and other disruptions are difficult to predict. Our insurance coverage for such security threats, incidents and other disruptions may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for them. This may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could materially harm our growth prospects, financial condition, business and reputation.

The personal information that we collect may be vulnerable to breach, theft or loss, any of which could adversely affect our reputation, operations and ability to attract and retain students.

In the ordinary course of our business, we maintain on our network systems and the networks of our third-party providers, and report to external agencies, certain information that is confidential, proprietary, personal (such as student information) or otherwise sensitive in nature, including financial information and confidential business information. Our computer networks, those of our vendors that manage confidential information for us or provide services to our students or us and those of external agencies can be accessed globally through the internet and are vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, installation of ransomware and malware and computer viruses, during regular use and in connection with hardware and software upgrades and changes. These attacks have become more prevalent and sophisticated. Unauthorized access, misuse, theft or hacks can evade our intrusion detection and prevention precautions, and the intrusion detection and prevention precautions of our third-party providers and external agencies to which we report certain information, without alerting us to the breach or loss for some period of time or ever. An individual or group that circumvents security measures could misappropriate confidential or proprietary information or personal information about our students or employees, cause interruptions or malfunctions in our operations or commit fraud. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software.

The FTC passed an amendment to the Safeguards Rule under the Gramm-Leach-Bliley Act (the “GLBA”), effective on June 9, 2023, that updated data security requirements for financial institutions, including all Title IV institutions of higher education. The Department has increased enforcement authority by requiring auditors to verify an institution’s compliance with components of the Safeguards Rule. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions, penalties, monitoring and oversight.

In addition to being subject to privacy and information security laws and regulations in the U.S., because our services can be accessed globally via the internet, we may also be subject to privacy and information security laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. Any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and require changes in our operating procedures or systems. An example of this is the California Consumer Privacy Act which became effective January 1, 2020.

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

Our primarily remote work environment may exacerbate the risks related to our business technology infrastructure.

A significant portion of our employees work remotely, as do a number of our third-party service vendors. This remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technological infrastructure and systems and the risks of phishing and other cybersecurity attacks, unauthorized dissemination of confidential information and social engineering attempts. If a natural disaster, power outage, connectivity issue or other event occurs that impacts the ability of employees to work remotely, it may be difficult or, in certain cases, impossible for us to continue our business for a period of time, which could materially harm our growth prospects, financial condition, business and reputation.

Risk Related to Our Common Stock

The trading price of our common stock may continue to fluctuate substantially in the future, and as a result returns on an investment in our common stock may be volatile.

The trading price of our common stock has previously and may continue to fluctuate significantly as a result of a number of factors, some of which are not in our control. These factors may include:

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
•
the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews, inquiries and investigations and any related adverse publicity;
•
the failure of certain of our institutions or programs to maintain compliance under the 90-10 Rule or other regulatory standards;
•
our ability to meet or exceed, or changes in, expectations of analysts or investors, or the extent of analyst coverage of our company;
•
any reduction or elimination of our payment of dividends on our common stock;
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

Changes in the trading price of our common stock may occur without regard to our operating performance, and the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company. Further, the trading volume of our common stock has historically been, and may continue to be, relatively low, which may cause our stock price to react more to the above and other factors. The fluctuations in the trading price of our common stock may impact an investor’s ability to sell their shares at a desired time or at a price considered satisfactory, including at or above the price at which the investor acquired them.

Shareholders may not receive the level of dividends previously provided under the dividend policy our Board of Directors has adopted, or any dividends at all.

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

Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether we pay dividends and the level of any dividends we may pay in the future. Accordingly, shareholders may not receive dividends consistent with the previously issued amounts, or at all. Any reduction or elimination of dividends may cause the market price of our common stock to decline.

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

The Company has a long-standing management-led Risk Committee (the “Risk Committee”) which is currently comprised of the President and Chief Executive Officer (who serves as the chair), Chief Financial Officer, General Counsel, Chief Compliance Officer, Chief Internal Auditor, Risk & Insurance Program Manager, Senior Vice President - American InterContinental University System, Senior Vice President - Colorado Technical University, Chief Information Officer and Vice President - Human Resources. The Risk Committee reviews enterprise-wide, business-unit specific and other discrete topic risk surveys and assessments, including cybersecurity risk. The Risk Committee reports identified cybersecurity risks, risk assessment and mitigation processes, effectiveness of risk management and related matters to the Committee.

We have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our processes to standards set by the Center for Internet Security (“CIS”). As part of these efforts to assess and mitigate the risks posed by cybersecurity incidents and cyber-attacks, we employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to help inform our cybersecurity risk identification and assessment. We also maintain an information security policy, which addresses privacy of student records under the Family Education Rights and Privacy Act of 1974 (“FERPA”), and require annual information technology security awareness training by employees. We also maintain a cybersecurity risk insurance policy as an additional element of our risk mitigation strategy.

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

We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the headings “If we, our third-party vendors, our regulators or any other quasi-governmental organization we are required to report information to are subject to cyberattacks, data breaches or other security incidents, or if there is a disruption or failure of our information technology systems or software, such events could expose us to liability and could adversely affect our financial condition and operating results,” “The personal information that we collect may be vulnerable to breach, theft or loss, any of which could adversely affect our reputation, operations and ability to attract and retain students,” and “Our primarily remote work environment may exacerbate the risks related to our business technology infrastructure,” included as part of our risk factor disclosures within Item 1A of this Annual Report on Form 10-K. We have not encountered risks from cybersecurity threats, including as a result of any previous cybersecurity incidents in the last three fiscal years, which have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, and the expense we have incurred from cybersecurity incidents were immaterial.

ITEM 2. PROPERTIES

We have ground-based campuses located in Georgia (AIUS), Texas (AIUS and USAHS), California (USAHS), Florida (USAHS) and Colorado (CTU), which generally consist of teaching facilities, including classrooms and laboratories, and administrative offices. Additionally, we have administrative facilities located in the areas of Chicago, Illinois and Phoenix, Arizona, which are used for our universities and corporate functions.

We have transitioned our workforce to a primarily remote work environment, supported by our scalable and innovative technology infrastructure and we continue to look for ways to optimize our lease portfolio.

All of our campus and administrative facilities are leased except one in Houston, Texas. As of December 31, 2024, we leased approximately 0.8 million square feet under lease agreements that have remaining terms ranging from less than one year through 2049. The facility in Houston, Texas, is used by AIUS and is less than 0.1 million square feet of real property.

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

The closing price of our common stock as reported on the Nasdaq on February 11, 2025 was $28.39 per share. As of February 11, 2025, there were approximately 94 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 43078, Providence, RI 02940-3078 or at their website www.computershare.com/investor.

In 2024, the Company's Board of Directors continued to implement its dividend policy. Under this policy, the Board plans to distribute dividends on a quarterly basis. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. Any decision to pay future cash dividends will be made by the Board of Directors and depend on the Company’s available retained earnings, financial condition, the impact of changing laws and regulations, economic conditions, general business conditions, capital spending plans, the anticipated effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. In addition to quarterly dividends, the Company reinvests earnings in our operations to promote future growth and, from time to time, executes repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders.

On February 20, 2024, the Board of Directors of the Company approved a new stock repurchase program for up to $50.0 million which commenced March 1, 2024 and expires September 30, 2025. The new stock repurchase program replaced the previous stock repurchase program. The other terms of the new stock repurchase program are consistent with the Company’s previous stock repurchase program.

During 2024, we repurchased 0.4 million shares of our common stock for approximately $6.8 million at an average price of $17.60 per share under the Company’s current stock repurchase program. The timing of purchases and the number of shares repurchased under the program are determined by the Company’s management and depend on a variety of factors, including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice. As of December 31, 2024, approximately $47.1 million was available under the stock repurchase program.

The Board of Directors approved the aforementioned stock repurchase programs believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believed to be the intrinsic value of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2023				$18,528,794
January 1, 2024 - January 31, 2024	-	$-	-	18,528,794
February 1, 2024 - February 29, 2024	220,000	17.63	220,000	14,646,422
March 1, 2024 - March 31, 2024	358,669	17.64	164,571	47,106,022
April 1, 2024 - April 30, 2024	-	-	-	47,106,022
May 1, 2024 - May 31, 2024	-	-	-	47,106,022
June 1, 2024 - June 30, 2024	-	-	-	47,106,022
July 1, 2024 - July 31, 2024	-	-	-	47,106,022
August 1, 2024 - August 31, 2024	-	-	-	47,106,022
September 1, 2024 - September 30, 2024	-	-	-	47,106,022
October 1, 2024 - October 31, 2024	-	-	-	47,106,022
November 1, 2024 - November 30, 2024	-	-	-	47,106,022
December 1, 2024 - December 31, 2024	-	-	-	47,106,022
Total	578,669		384,571

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

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2024, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for Perdoceo, the Standard & Poor’s 500 Index and an index of peer companies selected by Perdoceo. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education: Adtalem Global Education Inc., American Public Education, Inc., Grand Canyon Education, Inc., Laureate

Education, Inc., and Strategic Education, Inc. The performance graph begins with Perdoceo’s $18.39 per share closing price on December 31, 2019.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2019 and assumes the reinvestment of all dividends.)

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
•
Summary of Critical Accounting Policies and Estimates
•
Liquidity, Financial Position and Capital Resources

OVERVIEW

Perdoceo’s accredited academic institutions offer a quality postsecondary education to a diverse student population, with fully online, campus-based and hybrid learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”), the American InterContinental University System (“AIUS” or “AIU System”) and University of St. Augustine for Health Sciences ("USAHS") – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. USAHS is among the nation's reputable universities offering graduate health sciences degrees, primarily in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Perdoceo's academic institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across three reporting segments: CTU, AIUS and USAHS.

See Note 18 “Segment Reporting” for a description of each of our current reporting segments along with revenues, operating income and total assets by reporting segment.

Regulatory Environment and Political Uncertainty

As indicated in “Scrutiny of the For-Profit Postsecondary Education Sector” section, the for-profit industry is scrutinized by various policymakers, agencies and interest groups. Congressional hearings and roundtable discussions were previously held regarding certain aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. Many of the most highly criticized institutions have been closed now for several years. See “Scrutiny of the For-Profit Postsecondary Education Sector” for additional information on this matter.

The November 2024 federal elections resulted in a new President and Congress. We cannot predict the actions that the new Administration or Congress may take or their effect on the higher education sector. The new Congress or Administration may delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions. In addition, the new Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from current Department guidance and practice. We expect to continue to need to operate nimbly, making necessary changes to the extent possible to comply with new rules or interpretations as well as new interpretations of existing rules.

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

We believe certain non-GAAP measures allow us to compare our current operating results with respective historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by items we do not consider reflective of underlying operating performance. We believe the items we are adjusting for are operating expenses which are not reflective of our underlying business. In evaluating the use of non-GAAP measures, investors should be aware that in the future we may incur expenses similar to the adjustments presented below. Our presentation of non-GAAP measures should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine or non-recurring. A non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, operating income, earnings per diluted share, or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2024 Review

During the year ended December 31, 2024 ("current year"), our academic institutions continued to execute on our goal of changing lives through education and preparing learners for job skills necessary in today’s world. The positive student enrollment results we experienced as of the end of the current year demonstrated the execution on our strategy of prioritizing student experiences and academic outcomes, that we believe, will support sustainable and responsible growth.

On December 2, 2024, the Company completed the acquisition of the University of St. Augustine for Health Sciences ("USAHS"). USAHS is among the nation's reputable universities offering graduate health sciences degrees, primarily in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Founded in 1979, USAHS educates students through its network of campuses in San Marcos, California; St. Augustine and Miami, Florida; and Austin and Dallas, Texas and through its online programs. This strategic acquisition allows us to diversify and significantly expand our academic offerings into the health sciences field, broadening our reach and community impact.

Total student enrollments increased 20.0% at December 31, 2024 as compared to December 31, 2023, with both CTU and AIUS contributing to this increase, along with the USAHS acquisition. CTU's total student enrollments increased 8.1% as compared to the prior year end, driven by student enrollment growth within our corporate engagement programs as well as continued improvement in prospective student interest levels, student retention and student engagement. Total student enrollments increased 11.8% at AIUS for the current year end as compared to the prior year end as AIUS' total student enrollment comparability had continued to improve through the current year since reverting to normalized levels of operations at the end of 2023.

We remain focused on further enhancing and supporting student retention and engagement, while making selective investments in student technology, including exploring AI based solutions, and leveraging data analytics to identify and engage with prospective students who are most likely to succeed at one of our academic institutions. We also continued to experience increased efficiencies within our student enrollment and onboarding processes that have been supported by the use of data analytics and technology and we have increased training and development within our admissions and enrollment teams. Lastly, we remained focused on investing in and improving processes that support our corporate engagement programs.

We expect the high levels of student retention and student engagement we experienced in 2024, as well as the prospective student interest experienced in the latter half of 2024, to continue into 2025. While we may see quarterly variability in revenue and student enrollment trends, our assumption is that the impact from the Department student loan initiatives that have ended or are expected to change or end in 2025 will mostly be offset with organic improvements in student retention, student engagement and higher levels of prospective student interest for our academic programs, including growth in corporate engagements. Full year revenue is expected to be higher for 2025 primarily due to the USAHS acquisition as well as growth in revenue and student enrollments within CTU and AIUS.

Financial Highlights

Revenue for the current year decreased by 4.0% or $28.7 million as compared to the prior year, resulting from a decrease in revenue for CTU of 2.6% or $12.0 million and a decrease for AIUS of 11.1% or $26.8 million, which more than offset the revenue of $10.0 million from the USAHS acquisition in December of 2024. The decrease in revenue at CTU was mainly due to simplification of professional development program offerings. Excluding the impact from the simplification of professional development program offerings, 2024 revenue at CTU experienced organic growth. Strong underlying student retention and engagement and an increase in student enrollment from corporate engagements fully offset the negative impact of fewer revenue-earning days during the full year and resulted in this organic revenue growth. The decrease within AIUS was driven by a lag impact on revenue through the first three quarters of 2024 of the operational changes undertaken during 2023, which more than offset the revenue growth in the fourth quarter of 2024 for AIUS.

Operating income for the current year increased to $174.3 million as compared to operating income of $150.4 million in the prior year. The increase in operating income for the current year was a result of decreased operating expenses, primarily in the areas of administrative, asset impairment, admissions and academics expenses, which more than offset the decrease in revenue during the current year as compared to the prior year.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain significant and non-cash items, as a means to understand the performance of its operations. Adjusted operating income was $192.2 million for the current year as compared to $174.9 million for the prior year. Adjusted operating income for the years ended December 31, 2024 and 2023 is presented below (dollars in thousands, unless otherwise noted):

	For the Year Ended December 31,
Adjusted Operating Income	2024	2023
Operating income	$174,253	$150,446
Depreciation and amortization	14,645	16,887
Legal fee expense related to certain matters (1)	3,309	7,579
Adjusted Operating Income	$192,207	$174,912

	For the Year Ended December 31,
Adjusted Earnings Per Diluted Share	2024	2023
Reported Earnings Per Diluted Share	$2.19	$2.18
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.09	0.11
Legal fee expense related to certain matters (1)	0.05	0.11
Gain on sale of intangible assets (2)	-	(0.32)
Total pre-tax adjustments	0.14	(0.10)
Tax effect of adjustments (3)	(0.04)	0.02
Total adjustments after tax	0.10	(0.08)
Adjusted Earnings Per Diluted Share	$2.29	$2.10

___________________________

(1)
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

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our results for the year ended December 31, 2022, as well as the year-over-year comparison of our 2023 financial performance to 2022.

	For the Year Ended December 31,
	2024	% of Total Revenue	2023	% of Total Revenue	2022	% of Total Revenue
TOTAL REVENUE	$681,263		$710,004		$695,208
OPERATING EXPENSES
Educational services and facilities (1)	120,860	17.7%	130,324	18.4%	116,723	16.8%
General and administrative (2):
Advertising and marketing	100,963	14.8%	102,588	14.4%	126,843	18.2%
Admissions	81,783	12.0%	91,359	12.9%	93,810	13.5%
Administrative	150,587	22.1%	170,922	24.1%	163,893	23.6%
Bad debt	33,719	4.9%	33,215	4.7%	41,574	6.0%
Total general and administrative expense	367,052	53.9%	398,084	56.1%	426,120	61.3%
Depreciation and amortization	14,645	2.1%	16,887	2.4%	19,734	2.8%
Asset impairment	4,453	0.7%	14,263	2.0%	2,994	0.4%
OPERATING INCOME	174,253	25.6%	150,446	21.2%	129,637	18.6%
PRETAX INCOME	201,440	29.6%	192,121	27.1%	134,269	19.3%
PROVISION FOR INCOME TAXES	53,850	7.9%	44,469	6.3%	38,402	5.5%
Effective tax rate	26.7%		23.1%		28.6%

NET INCOME	$147,590	21.7%	$147,652	20.8%	$95,867	13.8%

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

Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

Revenue

Revenue for the year ended December 31, 2024 ("current year") decreased 4.0%, or $28.7 million, primarily due to decreases in revenue from both CTU and AIUS. The decline at AIUS was attributed to the delayed impact on revenue through the first three quarters of 2024 from operational changes made in the previous year. Typically, total student enrollment balances at the end of any given quarter have a delayed effect on revenue in the following quarter. CTU’s decline was driven by adjustments to our professional development program offerings. The current year's revenue benefited from the acquisition completed on December 2, 2024, which was not included in the full comparative period of the prior year.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
Educational services and facilities:
Academics & student related	$112,216	$120,023	$99,410	-6.5%	20.7%
Occupancy	8,644	10,301	17,313	-16.1%	-40.5%
Total educational services and facilities	$120,860	$130,324	$116,723	-7.3%	11.7%

Educational services and facilities expense for the current year decreased by 7.3% or $9.5 million as compared to the prior year, supported by improvements in both academics and student related costs and occupancy expenses, compared to the prior year.

Academics and student related costs decreased by 6.5% or $7.8 million as compared to the prior year, primarily due to operational changes made related to simplification of professional development offerings. Occupancy expenses for the current year improved by 16.1% or $1.7 million as compared to the prior year, driven by ongoing optimization of leased space.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
General and administrative:
Advertising and marketing	$100,963	$102,588	$126,843	-1.6%	-19.1%
Admissions	81,783	91,359	93,810	-10.5%	-2.6%
Administrative	150,587	170,922	163,893	-11.9%	4.3%
Bad Debt	33,719	33,215	41,574	1.5%	-20.1%
Total general and administrative expense	$367,052	$398,084	$426,120	-7.8%	-6.6%

The general and administrative expense for the current year decreased by 7.8% or $31.0 million, compared to the prior year. The decrease was primarily driven by lower administrative, admissions and advertising and marketing expenses.

Administrative expense for the current year decreased by 11.9% or $20.3 million as compared to the prior year, primarily driven by operational efficiencies within our academic institutions and decreased legal fees within Corporate and Other for the current year.

Admissions expense decreased by 10.5% or $9.6 million as compared to the prior year. The current year improvement was primarily driven by decreased expenses within both CTU and AIUS as a result of operational changes made during the prior year.

The advertising and marketing expense for the current year decreased by 1.6% or $1.6 million as compared to the prior year, which was driven by adjustments made to our marketing processes to identify prospective student interest.

Bad debt expense incurred by each of our segments during the years ended December 31, 2024, 2023 and 2022 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	% of Segment Revenue	2023	% of Segment Revenue	2022	% of Segment Revenue	2024 vs 2023 % Change	2023 vs 2022 % Change
Bad debt expense by segment:
CTU	$20,386	4.5%	$20,223	4.3%	$21,640	5.2%	0.8%	-6.5%
AIUS	13,133	6.1%	13,008	5.4%	19,971	7.3%	1.0%	-34.9%
USAHS (1)	201	NM	-	NA	-	NA	NM	NA
Corporate and Other	(1)	NM	(16)	NM	(37)	NM	NM	NM
Total bad debt expense	$33,719	4.9%	$33,215	4.7%	$41,574	6.0%	1.5%	-20.1%

_______________

(1) USAHS includes results of operations starting from the acquisition date on December 2, 2024.

Bad debt expense remained relatively consistent with a slight increase of 1.5% or $0.5 million for the current year as compared to the prior year. We regularly evaluate our reserve rates, which includes a quarterly update of our analysis of historical student receivable collectability based on the most recent data available and a review of current known factors which we believe could affect future collectability of our student receivables, such as the number of students that do not complete the financial aid process. We continue to expect quarterly fluctuations in bad debt expense.

Operating Income

Operating income for the current year increased by 15.8% or $23.8 million as compared to the prior year. The current year improvement was supported by lower operating expenses across most categories which more than offset the decrease in revenue as compared to the prior year. Additionally, asset impairment expense decreased by $9.8 million as compared to the prior year which benefited the current year comparison.
Provision for Income Taxes

For the year ended December 31, 2024, we recorded a tax provision of $53.9 million, resulting in an effective tax rate of 26.7% as compared to a tax provision of $44.5 million, with an effective rate of 23.1% for the prior year. The prior year provision includes a $4.5 million favorable adjustment related to the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the 2023 effective tax rate by 2.4%.

For the full year 2025, we expect our effective tax rate to be between 25.5% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the years ended December 31, 2024 and 2023 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our results for the year ended December 31, 2022, as well as the year-over-year comparison of our 2023 financial performance to 2022.

	For the Year Ended December 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
REVENUE:
CTU (1)	$456,899	$468,926	$419,617	-2.6%	11.8%
AIUS (2)	213,547	240,300	274,479	-11.1%	-12.5%
USAHS (3)	10,041	-	-	NM	NA
Corporate and Other	776	778	1,112	NM	NM
Total	$681,263	$710,004	$695,208	-4.0%	2.1%

OPERATING INCOME (LOSS):
CTU (1)	$171,260	$144,008	$141,622	18.9%	1.7%
AIUS (2)	36,182	45,283	33,315	-20.1%	35.9%
USAHS (3)	(2,640)	-	-	NM	NA
Corporate and Other	(30,549)	(38,845)	(45,300)	-21.4%	-14.2%
Total	$174,253	$150,446	$129,637	15.8%	16.1%

OPERATING INCOME (LOSS) MARGIN:
CTU (1)	37.5%	30.7%	33.8%
AIUS (2)	16.9%	18.8%	12.1%
USAHS (3)	NM	NA	NA
Corporate and Other	NM	NM	NM
Total	25.6%	21.2%	18.6%

______________________

(1)
CTU includes results of operations from Coding Dojo beginning on the acquisition date of December 1, 2022.
(2)
AIUS includes results of operations from CalSouthern beginning on the acquisition date of July 1, 2022.
(3)
USAHS includes results of operations beginning on the acquisition date of December 2, 2024.

	As of December 31,
	2024	2023	2022	2024 vs 2023 % Change	2023 vs 2022 % Change
TOTAL STUDENT ENROLLMENTS:
CTU	28,100	26,000	25,200	8.1%	3.2%
AIUS	9,500	8,500	14,000	11.8%	-39.3%
USAHS (1)	3,800	-	-	NM	NA
Total	41,400	34,500	39,200	20.0%	-12.0%

______________________

(1)
Perdoceo completed the acquisition of USAHS on December 2, 2024.

Total student enrollments represent all students who are active as of the last day of the reporting period. Active students are defined as those students who are considered in attendance by participating in class related activities during the previous two weeks of the most recent academic term. Total student enrollments do not include learners participating in: a) non-degree seeking and professional development programs, and b) degree seeking, non-Title IV, self-paced programs at our universities.

Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

CTU. Revenue for the current year decreased by 2.6% or $12.0 million as compared to the prior year. This decline was mainly due to simplification of professional development program offerings at CTU. Excluding the impact from the simplification of professional development program offerings, 2024 revenue at CTU experienced organic growth. Strong underlying student retention and engagement and an increase in student enrollment from corporate engagements fully offset the negative impact of fewer revenue-earning days during the full year and resulted in this organic revenue growth. CTU's total student enrollments increased by 8.1% as of December 31, 2024 as compared to December 31, 2023. This increase was driven by student enrollment growth within our corporate engagement programs as well as continued improvement in prospective student interest levels, student retention and student engagement. CTU's academic calendar may impact the comparability of revenue-earning days and enrollment results in any given quarter, with the impact on revenue and total student enrollments not necessarily having the same magnitude or directional impact.

Current year operating income for CTU increased by 18.9% or $27.3 million as compared to the prior year. The improvement in operating income was driven by lower operating expenses across most categories, partially due to right-sizing of the cost structure to align with more simplified professional development offerings, which more than offset the declines in revenue.

AIUS. Revenue for the current year decreased by 11.1% or $26.8 million as compared to the prior year. This decline was driven by a lag impact through the first three quarters of 2024 from the operational changes made during the latter half of 2023. AIUS' total student enrollments increased by 11.8% as of December 31, 2024 as compared to December 31, 2023. This increase was primarily driven by the return to normalized operating levels starting in late 2023, which contributed to increasing student enrollments throughout 2024.

Current year operating income for AIUS decreased by 20.1% or $9.1 million as compared to the prior year, driven by the revenue decline mentioned above which was only partially offset with decreased operating expenses.

USAHS. Revenue for the current year was approximately $10.0 million starting from the acquisition date of December 2, 2024. USAHS reported an operating loss of approximately $2.6 million for the fourth quarter partially driven by amortization expense associated with acquired intangible assets.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current year improved by 21.4% or $8.3 million as compared to the prior year, primarily as a result of lower legal expenses.

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

Revenue Recognition

Description: Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts and bill students a single charge that covers tuition, certain fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed separately to students. These fees are generally earned over the applicable term and are not considered separate performance obligations. We generally bill student tuition upon enrollment for our non-degree professional development programs and recognize the tuition as revenue on a straight-line basis over the length of the offering.

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

A one percentage point change in our allowance for credit losses as a percentage of gross earned student receivables as of December 31, 2024 would have resulted in a change in pretax income of $0.7 million during the year then ended.

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

Assumptions and judgment: During the current year, we performed a qualitative assessment for the annual review of goodwill balances for impairment. Management first considered events and circumstances, including business trends and current operating performance, that may affect the fair value of the reporting unit to determine whether it was necessary to perform the quantitative impairment test. Management focused on the significant inputs utilized in the most recent quantitative assessment and any events or circumstances that could affect the significant inputs, including, but not limited to, financial performance compared with actual and projected results of relevant prior periods, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition.

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

We did not record any goodwill impairment charges during the years ended December 31, 2024 and 2023, and have $258.0 million and $241.2 million of goodwill as of December 31, 2024 and 2023, respectively.

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

Business Combinations

Description: We account for business combinations in accordance with FASB ASC Topic 805 – Business Combinations. Paragraph 805-20-30-1 states that the acquirer shall measure the identifiable assets acquired and the liabilities assumed in the acquiree at their acquisition date fair values.

Assumptions and judgment: Allocating the purchase price for a business combination requires the Company to identify and estimate the fair values of various assets acquired and liabilities assumed. Management is responsible for determining the appropriate valuation model and estimated fair values, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Management bases the fair value of assets, including identifiable intangible assets acquired and liabilities assumed, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The inputs and assumptions used in the valuations are considered level 3 inputs.

Impact if actual results differ from assumptions and judgment: Changes in any qualitative and quantitative factors, could have a significant impact on the fair value of acquired assets and liabilities assumed and could result in a change to the purchase accounting and any future expense associated with acquired assets.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2024, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $591.5 million. Restricted cash as of December 31, 2024 was $22.6 million and primarily relates to a letter of credit USAHS is required to maintain with the Department of Education. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We generated cash in 2024 as a result of improved operating performance and expect to continue to do so in 2025. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and quarterly dividends payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, as well as real estate updates, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions, quarterly dividend payments and share repurchases. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and enhancing the academic value of our institutions.

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

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2024 and 2023, net cash flows provided by operating activities totaled $161.6 million and $112.0 million, respectively. The increase in cash flow from operations as compared to the prior year is primarily driven by the increase in operating income as compared to the prior year as well as a negative working capital timing impact on the prior year operating cash flows.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments. For the years ended December 31, 2024 and 2023, approximately 77% and 76% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the years ended December 31, 2024 and 2023, net cash flows used in investing activities totaled $107.8 million and $88.5 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $34.6 million for the year ended December 31, 2024 as compared to a net cash outflow of $76.1 million for the year ended December 31, 2023.

Business acquisition. For the year ended December 31, 2024, the Company completed the USAHS acquisition and made total initial cash payments of $137.8 million.

Capital Expenditures. Capital expenditures decreased to $4.6 million for the year ended December 31, 2024 as compared to $6.4 million for the year ended December 31, 2023. Capital expenditures represented approximately 0.7% and 0.9% of revenue for the years ended December 31, 2024 and 2023, respectively. For the year ending December 31, 2025, we expect capital expenditures to be approximately 2.0% of revenue.

Financing Cash Flows

During the years ended December 31, 2024 and 2023, net cash flows used in financing activities totaled $41.1 million and $23.4 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $3.4 million for the year ended December 31, 2024 and $2.2 million for the year ended December 31, 2023.

Repurchase of stock. During the year ended December 31, 2024, we repurchased 0.4 million shares of our common stock for approximately $6.8 million at an average price of $17.60 per share as compared to 0.5 million shares of common stock repurchased for $8.3 million at an average price of $15.38 per share for the year ended December 31, 2023. Repurchases of stock during 2024 and 2023 were funded by cash generated from operating activities and existing cash balances. See Part II, Item 5 for more information.

Release of cash held in escrow. During the years ended December 31, 2024 and 2023, we released $0.3 million and $1.0 million of escrow associated with acquisitions.

Payments of cash dividends and dividend equivalents. During the years ended December 31, 2024 and 2023, the Company made dividend payments of $31.7 million and $14.4 million, respectively.

Principal payments for finance leases and failed sale leaseback. During the year ended December 31, 2024, the Company made payments of $0.4 million for finance leases and $0.7 million for a failed sale leaseback, both related to the acquisition of USAHS.

Contractual Obligations

As of December 31, 2024, future minimum cash payments due under contractual obligations for our non-cancelable operating and finance lease arrangements were $74.4 million and $18.5 million, respectively. Of these amounts, approximately $11.1 million for operating leases and $6.3 million for finance leases are due within the next 12 months. Lastly, undiscounted future rental payments associated with a build to suit arrangement that is reflected as construction financing as of December 31, 2024 amount to $158.4 million over the 25 year lease term. Payments will begin upon lease commencement in January 2025. These future minimum cash payments reflect base rent and other fixed lease-related costs identified in the lease agreements but excludes variable costs such as common area maintenance payments and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2049.

As of December 31, 2024, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2024 Compared to December 31, 2023

Selected consolidated balance sheet account changes from December 31, 2023 to December 31, 2024 were as follows (dollars in thousands):

	As of December 31,
	2024	2023	% Change
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, restricted cash and short-term investments	$591,548	$604,156	-2%
Prepaid expenses (1)	16,910	11,712	44%
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation (1)	95,508	21,371	347%
Right of use assets, net - operating (1)	50,099	19,096	162%
Right of use assets, net - finance (1)	15,375	-	NA
Goodwill (1)	258,012	241,162	7%
Intangible assets, net of amortization (1)	95,006	36,219	162%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liabilities - operating (1)	7,792	5,701	37%
Lease liabilities - finance (1)	5,466	-	NA
NON-CURRENT LIABILITIES:
Lease liabilities - operating (1)	50,224	21,346	135%
Lease liabilities - finance (1)	11,555	-	NA
Construction financing (1)	56,500	-	NA

________________________________

(1) The increases in these assets and liability categories are driven by the USAHS acquisition.

Cash, cash equivalents, restricted cash and short-term investments. The decrease in total cash, cash equivalents, restricted cash and short-term investments is primarily due to payments associated with a business acquisition and dividend payments, which were mostly offset with cash from operations.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2024, a 100 basis point increase or decrease in average interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of December 31, 2024 and December 31, 2023. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Annual Report on Form 10-K (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Scope of Management’s Report on Internal Controls over Financial Reporting

Management has excluded the acquisition of University of St. Augustine ("USAHS") in its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) of the Exchange Act. USAHS was not material to consolidated results of operations for the year ended December 31, 2024 and was approximately 1.5% of total revenues for the year ended December 31, 2024 and 18% of total assets as of December 31, 2024, when excluding acquired goodwill and intangible assets.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 69 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan Elections

During the quarter ended December 31, 2024, the following executive officers of the Company adopted a "Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Ashish Ghia, Senior Vice President, Chief Financial Officer and Treasurer, entered into a pre-arranged stock trading plan on November 15, 2024. Mr. Ghia’s plan provides for the sale between March 18, 2025 and November 14, 2025, of up to 6,236 shares of the Company's common stock which Mr. Ghia has the right to acquire under outstanding vested stock options and all net vested restricted stock held by Mr. Ghia upon the vesting of performance shares and restricted stock units that will vest prior to November 14, 2025.

Greg Jansen, Senior Vice President, General Counsel and Corporate Secretary, entered into a pre-arranged stock trading plan on November 15, 2024. Mr. Jansen’s plan provides for the sale between April 10, 2025 and November 14, 2025, of 60% of net vested restricted stock held by Mr. Jansen upon the vesting of performance shares and restricted stock units that will vest prior to November 14, 2025.

Michele Peppers, Vice President – Accounting & Reporting and Chief Accounting Officer, entered into a pre-arranged stock trading plan on December 11, 2024. Ms. Peppers' plan provides for the sale between March 14, 2025 and December 10, 2025, of up to 4,038 shares of the Company's common stock owned by Ms. Peppers, and all net vested restricted stock held by Ms. Peppers upon the vesting of performance shares and restricted stock units that will vest prior to December 10, 2025.

Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors as of February 18, 2025:

Executive Officers:	Board of Directors:

Todd S. Nelson	Gregory L. Jackson - Chairman of the Board
President and Chief Executive Officer	Private Investor

Ashish R. Ghia	Dennis H. Chookaszian
Senior Vice President, Chief Financial Officer and Treasurer	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Sunitha Araamudhu	Kenda B. Gonzales
Senior Vice President - American InterContinental University System	Former Chief Financial Officer of Harrison Properties, LLC

Elise L. Baskel	Patrick W. Gross
Senior Vice President - Colorado Technical University	Chairman of the Lovell Group

David C. Czeszewski	William D. Hansen
Senior Vice President and Chief Information Officer	President and Chief Executive Officer of Building Hope Holdings, Inc.

Greg E. Jansen	Todd S. Nelson
Senior Vice President, General Counsel and Corporate Secretary	President and Chief Executive Officer of Perdoceo Education Corporation

Julia Leeman	Hanna Skandera
Senior Vice President - Campus Operations	President and Chief Executive Officer of Daniels Fund

John R. Kline	Leslie T. Thornton
Senior Vice President - American InterContinental University System	Former Senior Vice President, General Counsel and Corporate Secretary of WGL Holdings, Inc. and Washington Gas

Michele A. Peppers	Alan D. Wheat
Vice President - Accounting & Reporting and Chief Accounting Officer	Chair of Wheat Shroyer Government Relations

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	383,216	(1)	$9.90	3,971,659	(2)
Total	383,216		$9.90	3,971,659

(1)
Includes outstanding options to purchase shares of our common stock under the Company’s 2008 Incentive Compensation Plan (the “2008 Plan”) and Amended and Restated 2016 Incentive Compensation Plan (the “2016 Plan”).
(2)
Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 2.8 million shares underlying restricted stock units outstanding as of December 31, 2024, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares take into account the anticipated vesting levels based on projected attainment of performance conditions for performance-based restricted stock units and have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2024. Additionally, there were less than 0.1 million shares underlying deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above.

See Note 14 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

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

3. Exhibits

The exhibits listed in the Index to Exhibits on pages 62- 64 are filed as part of this Annual Report.

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

2.3

Agreement and Plan of Merger dated July 15, 2024 by and among Perdoceo Education Corporation, Lighthouse Merger Sub, Inc., University of St. Augustine Parent Corp. and APH GP LP, solely in its capacity as the Seller Representative

Exhibit 2.1 to our Form 8-K filed on July 16, 2024

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

Exhibit 10.1 to our Form 8-K filed on January 23, 2024

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan ("2016 Plan")	Exhibit 10.1 to our Form 8-K filed on June 8, 2021

*10.4	2023 Annual Incentive Award Program pursuant to the 2016 Plan	Exhibit 10.1 to our Form 8-K/A filed on March 14, 2023

*10.5	2024 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 13, 2024

*10.6	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.7	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.8	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.9	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.10	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.11	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed on May 27, 2016

*10.12	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.13	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed on May 27, 2016

*10.14	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.16	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2016 Plan (used for awards commencing May 2020)	Exhibit 10.1 to our Form 8-K filed on June 1, 2020

*10.18	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.19	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.20	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.21	Form of Retention Bonus Award Agreement (used for awards in 2022)	Exhibit 10.2 to our Form 8-K filed on March 11, 2022

*10.22	Form of Restricted Stock Unit Agreement under the 2016 Plan (Time-Based)	Exhibit 10.2 to our Form 8-K filed on March 13, 2024

*10.23	Form of Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based)	Exhibit 10.3 to our Form 8-K filed on March 13, 2024

*10.24	Letter Agreement between Perdoceo Education Corporation and Jeffrey Ayers dated February 21, 2022	Exhibit 20.21 to our Form 10-K for the year ended December 31, 2021

*10.25	Second Amended and Restated Letter Agreement between the Company and Todd Nelson dated November 16, 2023	Exhibit 10.1 to our Form 8-K filed on November 17, 2023

*10.26	Separation and General Release Agreement between the Company and Andrew Hurst dated November 15, 2023	Exhibit 10.2 to our Form 8-K filed on November 17, 2023

*10.27	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.28	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

*10.29	First Amendment and Summary of Material Modifications to the Career Education Corporation Executive Severance Plan & Summary Plan Description	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2020

10.30	Agreement with the Attorney General of Iowa effective January 2, 2019, including schedule of substantially identical agreements with the attorneys general of other states	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2019

10.31	Stipulated Order for Permanent Injunction and Monetary Judgment dated October 9, 2019 agreed to by the Federal Trade Commission and Career Education Corporation and certain of its subsidiaries	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2019

+19.1	Perdoceo Education Corporation Policy on Insider Trading and Rule 10b5-1 Arrangements

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*97.1	Perdoceo Education Corporation Clawback Policy	Exhibit 97.1 to our Form 10-K filed on February 21, 2024

+101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the InLine XBRL document

+101.SCH	InLine XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)
___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2025.

PERDOCEO EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 18, 2025
Todd S. Nelson	(Principal Executive Officer)

/s/ ASHISH R. GHIA	Senior Vice President, Chief Financial Officer and Treasurer	February 18, 2025
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President - Accounting & Reporting and Chief Accounting Officer	February 18, 2025
Michele A. Peppers	(Principal Accounting Officer)

/s/ GREGORY L. JACKSON	Chairman of the Board	February 18, 2025
Gregory L. Jackson

/s/ DENNIS H. CHOOKASZIAN	Director	February 18, 2025
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 18, 2025
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 18, 2025
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 18, 2025
William D. Hansen

/s/ HANNA SKANDERA	Director	February 18, 2025
Hanna Skandera

/s/ LESLIE T. THORNTON	Director	February 18, 2025
Leslie T. Thornton

/s/ ALAN D. WHEAT	Director	February 18, 2025
Alan D. Wheat

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2025 expressed an unqualified opinion.

Change in accounting principle

As discussed in Notes 4 and 18 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for credit losses

As described further in Notes 2 and 7 to the consolidated financial statements, student receivables represent funds owed to the Company in exchange for the educational services provided to the student. Student receivables are reported net of an allowance for credit losses as determined by management at the end of each reporting period. Generally, a student receivable balance is written off once a student is out of school and it reaches greater than 90 days past due.

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

Our audit procedures related to the allowance for credit losses included the following, among others:

•
Assessed the appropriateness of management’s methodology for calculating the allowance including the significant inputs and assumptions utilized, including repayment history and the ability to complete the federal financial aid process with the student,
•
Recalculated the estimated allowance rates applied to the respective accounts receivable allowance categories determined according to funding sources and student status,
•
Tested the completeness and accuracy of data underlying management’s assertions and calculations for a selection of students, and compared our recalculations to management’s analysis to determine whether management’s conclusions were reasonable, and
•
Tested on a sample basis the subsequent cash collections on a student account.

In addition, we tested the design and operating effectiveness of controls relating to establishing the allowance for credit losses.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2015.

Chicago, Illinois

February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 18, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of University of St. Augustine (“USAHS”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 18 and 1.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, USAHS was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of USAHS.

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

February 18, 2025

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$109,130	$118,009
Restricted cash	22,623	1,012
Total cash, cash equivalents and restricted cash	131,753	119,021
Short-term investments	459,795	485,135
Total cash and cash equivalents, restricted cash and short-term investments	591,548	604,156
Student receivables, gross	63,925	64,011
Allowance for credit losses	(41,118)	(34,613)
Student receivables, net	22,807	29,398
Receivables, other	5,330	4,539
Prepaid expenses	16,910	11,712
Inventories	3,388	5,004
Other current assets	171	155
Total current assets	640,154	654,964
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $67,492 and $58,785 as of December 31, 2024 and 2023, respectively	95,508	21,371
Right of use assets, net - operating	50,099	19,096
Right of use assets, net - finance	15,375	-
Goodwill	258,012	241,162
Intangible assets, net of amortization of $27,725 and $23,612 as of December 31, 2024 and 2023, respectively	95,006	36,219
Student receivables, gross	8,597	7,028
Allowance for credit losses	(2,402)	(3,169)
Student receivables, net	6,195	3,859
Deferred income tax assets, net	68,774	23,804
Other assets	7,911	6,841
TOTAL ASSETS	$1,237,034	$1,007,316
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liabilities - operating	$7,792	$5,701
Lease liabilities - finance	5,466	-
Accounts payable	12,805	10,766
Accrued expenses:
Payroll and related benefits	35,059	32,684
Advertising and marketing costs	8,135	7,196
Income taxes	4,926	3,974
Other	21,239	13,503
Deferred revenue	36,740	37,215
Total current liabilities	132,162	111,039
NON-CURRENT LIABILITIES:
Lease liabilities - operating	50,224	21,346
Lease liabilities - finance	11,555	-
Construction financing	56,500	-
Other liabilities	27,057	33,510
Total non-current liabilities	145,336	54,856
Commitments and Contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 91,023,660 and 90,270,306 shares issued, 65,719,224 and 65,544,539 shares outstanding as of December 31, 2024 and 2023, respectively	910	903
Additional paid-in capital	707,212	694,798
Accumulated other comprehensive income (loss)	166	(666)
Retained earnings	595,672	480,606
Treasury stock, at cost, 25,304,436 and 24,725,767 shares as of December 31, 2024 and 2023, respectively	(344,424)	(334,220)
Total stockholders' equity	959,536	841,421
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,237,034	$1,007,316

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
REVENUE:
Tuition and fees, net	$676,071	$702,920	$687,672
Other	5,192	7,084	7,536
Total revenue	681,263	710,004	695,208
OPERATING EXPENSES:
Educational services and facilities	120,860	130,324	116,723
General and administrative	367,052	398,084	426,120
Depreciation and amortization	14,645	16,887	19,734
Asset impairment	4,453	14,263	2,994
Total operating expenses	507,010	559,558	565,571
Operating income	174,253	150,446	129,637
OTHER INCOME:
Interest income	28,993	19,980	6,866
Interest expense	(613)	(404)	(400)
Miscellaneous (expense) income	(1,193)	22,099	(1,834)
Total other income	27,187	41,675	4,632
PRETAX INCOME	201,440	192,121	134,269
Provision for income taxes	53,850	44,469	38,402
NET INCOME	$147,590	$147,652	$95,867

NET INCOME PER SHARE - BASIC:	$2.25	$2.22	$1.41

NET INCOME PER SHARE - DILUTED:	$2.19	$2.18	$1.39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,646	66,468	67,934
Diluted	67,242	67,826	69,031

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2024	2023	2022
NET INCOME	$147,590	$147,652	$95,867
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(28)	45	(166)
Unrealized gain (loss) on investments	860	4,736	(5,185)
Total other comprehensive income (loss)	832	4,781	(5,351)
COMPREHENSIVE INCOME	$148,422	$152,433	$90,516

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, December 31, 2021	88,724	$887	(19,976)	$(276,895)	$674,242	$(96)	$251,972	$650,110
Net income	-	-	-	-	-	-	95,867	95,867
Foreign currency translation	-	-	-	-	-	(166)	-	(166)
Unrealized loss on investments	-	-	-	-	-	(5,185)	-	(5,185)
Total comprehensive income								90,516
Treasury stock purchased	-	-	(2,099)	(23,117)	-	-	-	(23,117)
Share-based compensation expense:
Stock option plans	-	-	-	-	89	-	-	89
Restricted stock award plans	-	-	-	-	8,648	-	-	8,648
Employee stock purchase plan	-	-	-	-	14	-	-	14
Common stock issued under:
Stock option plans	144	1	-	-	929	-	-	930
Restricted stock award plans	504	6	(146)	(1,612)	(6)	-	-	(1,612)
Employee stock purchase plan	24	-	-	-	267	-	-	267
BALANCE, December 31, 2022	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	147,652	147,652
Foreign currency translation	-	-	-	-	-	45	-	45
Unrealized gain on investments	-	-	-	-	-	4,736	-	4,736
Total comprehensive income								152,433
Dividends to shareholders, per share $0.22	-	-	-	-	-	-	(14,885)	(14,885)
Treasury stock purchased	-	-	(540)	(8,301)	-	-	-	(8,301)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense:
Restricted stock award plans	-	-	-	-	8,064	-	-	8,064
Employee stock purchase plan	-	-	-	-	14	-	-	14
Common stock issued under:
Stock option plans	310	3	-	-	2,276	-	-	2,279
Restricted stock award plans	545	6	(165)	(2,209)	(5)	-	-	(2,208)
Employee stock purchase plan	19	-	-	-	266	-	-	266
BALANCE, December 31, 2023	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421
Net income	-	-	-	-	-	-	147,590	147,590
Foreign currency translation	-	-	-	-	-	(28)	-	(28)
Unrealized gain on investments	-	-	-	-	-	860	-	860
Total comprehensive income								148,422
Dividends to shareholders, per share $0.48	-	-	-	-	-	-	(32,524)	(32,524)
Treasury stock purchased	-	-	(385)	(6,769)	-	-	-	(6,769)
Share-based compensation expense:
Restricted stock award plans	-	-	-	-	10,174	-	-	10,174
Employee stock purchase plan	-	-	-	-	14	-	-	14
Common stock issued under:
Stock option plans	158	2	-	-	1,971	-	-	1,973
Restricted stock award plans	582	5	(193)	(3,435)	(6)	-	-	(3,436)
Employee stock purchase plan	14	-	-	-	261	-	-	261
BALANCE, December 31, 2024	91,024	$910	(25,304)	$(344,424)	$707,212	$166	$595,672	$959,536
The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,590	$147,652	$95,867
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	4,453	14,263	2,994
Gain on sale of asset	-	(22,086)	-
Depreciation and amortization expense	14,645	16,887	19,734
Bad debt expense	33,719	33,215	41,574
Compensation expense related to share-based awards	10,188	8,078	8,751
Deferred income taxes	2,656	3,761	(720)
Changes in operating assets and liabilities:
Student receivables, gross	(4)	15,929	6,380
Allowance for credit losses	(27,981)	(38,573)	(38,992)
Receivables, other	(8,052)	(3,922)	(1,670)
Inventories, prepaid expenses, and other current assets	4,473	(2,994)	2,640
Other non-current assets	692	478	843
Accounts payable	(727)	(4,878)	1,922
Accrued expenses and other non-current liabilities	(5,792)	(19,235)	22,332
Deferred revenue	(10,612)	(34,375)	(11,767)
Right of use asset and lease liability - operating leases	(3,654)	(2,175)	(1,702)
Net cash provided by operating activities	161,594	112,025	148,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(412,894)	(314,279)	(492,100)
Sales of available-for-sale investments	447,502	238,184	262,277
Purchases of property and equipment	(4,625)	(6,411)	(12,620)
Business acquisitions, net of cash acquired	(137,766)	-	(84,308)
Earnout payment related to business acquisition	-	(6,000)	-
Net cash used in investing activities	(107,783)	(88,506)	(326,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(6,769)	(8,301)	(23,117)
Issuance of common stock	2,234	2,545	1,197
Payments of employee tax associated with stock compensation	(3,436)	(2,209)	(1,612)
Payments of cash dividends and dividend equivalents	(31,699)	(14,417)	-
Release of cash held in escrow	(276)	(1,000)	(4,197)
Principal payments for finance leases	(398)	-	-
Principal payments for failed sale leaseback	(735)	-	-
Net cash used in financing activities	(41,079)	(23,382)	(27,729)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,732	137	(206,294)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	119,021	118,884	325,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$131,753	$119,021	$118,884
Supplemental Cash Flow Information:
Income taxes paid	$46,843	$41,763	$28,940
Supplemental Non-Cash Disclosures:
Amount placed in escrow to secure indemnification obligations from business acquisitions	$-	$-	$8,500
Non-cash additions to property and equipment	$247	$329	$(1,953)
Right of use assets obtained in exchange for lease liabilities	$3,310	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

1. DESCRIPTION OF THE COMPANY

Perdoceo’s accredited academic institutions offer a quality postsecondary education to a diverse student population, with fully online, campus-based and hybrid learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”), the American InterContinental University System (“AIUS” or “AIU System”) and University of St. Augustine for Health Sciences ("USAHS") – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. USAHS is among the nation's reputable universities offering graduate health sciences degrees, primarily in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Perdoceo's academic institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers needing a qualified workforce.

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

On December 2, 2024, the Company acquired the University of St. Augustine for Health Sciences (the "USAHS acquisition"). Results of operations related to the USAHS acquisition are included in the consolidated financial statements from the date of acquisition. See Note 3 "Business Acquisition" for further information.

Our reporting segments are determined in accordance with Financial Accounting Standards Board (“FASB”)Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting and are based upon how the Company analyzes performance and makes decisions. Each segment represents a postsecondary education provider that offers a variety of academic programs. We organize our business across three reporting segments: CTU, AIUS and USAHS.

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

A substantial portion of our student receivables is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2024, 2023 and 2022, approximately 77%, 76% and 79%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

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

d. Revenue Recognition

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts and bill students a single charge that covers tuition, certain fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed separately to students. These fees are generally earned over the applicable term and are not considered separate performance obligations. We generally bill student tuition upon enrollment for our non-degree professional development programs and recognize the tuition as revenue on a straight-line basis over the length of the offering.

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

If a student withdraws from one of our universities prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date. Management reassesses collectability when a student withdraws from the university and has unpaid tuition charges for the current term which the university is entitled to retain per the applicable refund policy. In certain cases, such unpaid charges generally do not meet the threshold of reasonably collectible and are recognized as revenue in accordance with ASC Topic 606 when cash is received and the contract is terminated and neither party has further performance obligations.

Academic terms are determined by start dates, which vary by university and program and are generally 8-16 weeks in length. Our non-degree professional development programs are available via subscription-based access for up to 52 weeks or online courses which are generally 12-18 weeks in length. Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer tuition assistance, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans.

Other revenue, which primarily consists of contract training revenue and miscellaneous non-student related revenue, is billed and recognized as goods are delivered or services are performed.

e. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include cash and highly liquid investments with original maturities of three months or less. The fair market value of cash, cash equivalents and restricted cash approximate their carrying value. The cash in the Company’s banks is not fully insured by the Federal Deposit Insurance Corporation. The Company has not experienced any material losses in such accounts. The restricted cash balance as of December 31, 2024 was $22.6 million and primarily relates to a letter of credit USAHS is required to maintain with the Department of Education.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings and authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2024 and 2023, we held $9.4 million and $9.5 million, respectively, of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet, with the offset recorded as prepaid revenue within deferred revenue on our consolidated balance sheets.

f. Investments

Our investments, which primarily consist of non-governmental debt securities and treasury and federal agencies securities are classified as “available-for-sale” and recorded at fair value. The Company measures the fair value of financial instruments under the guidance of ASC Topic 820, Fair Value Measurement. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in other income in our consolidated statements of income. Additionally, the Company reflects its available for sale securities at the net amount expected to be collected in accordance with ASC Topic 326, Financial Instruments - Credit Losses. The allowance for credit losses for available for sale securities is zero as of December 31, 2024 and 2023.

g. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the lease or the useful life. Assets under construction are recorded in construction-in-progress until they are available for use. Maintenance, repairs, minor renewals and betterments are expensed as incurred, and major improvements, which extend the useful life of the asset, are capitalized.

When the Company is involved in the construction of leased facilities to be used in its operations, upon construction commencement, the Company evaluates whether it, as lessee, controls the asset being constructed, and depending on the extent of involvement in the project, may be the “deemed owner” of the leased asset for accounting purposes during the construction period under a build-to-suit ("BTS") arrangement. If the Company is the “deemed owner” for accounting purposes during the construction period, upon construction commencement the Company is required to capitalize (i) costs incurred by the Company and (ii) the cash and non-cash assets contributed by the landlord for construction as property and equipment on our consolidated balance sheet as construction-in-progress, with an offsetting financing obligation under construction financing. Upon completion of a construction project, where the Company is the deemed owner, the Company will perform a sale-leaseback analysis to determine if it can derecognize the BTS asset and corresponding financing obligation. If the asset and liability cannot be derecognized, the agreement is treated as a debt-like financing arrangement. In connection with the USAHS acquisition, the Company has recognized all cash and non-cash assets contributed by the landlord for construction as part of construction in progress, along with a corresponding construction financing liability. Specifically, the Company has recorded $56.5 million in construction contributions from the landlord as a construction financing liability on the consolidated balance sheet as of December 31, 2024.

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

Intangible assets include indefinite-lived assets. Indefinite-lived assets include our CTU trade name and accreditation rights, and our USAHS trade name, which are recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our institutions to participate in Title IV Programs.

Definite-lived intangible assets consist of customer relationships, course curriculum, developed technology, accreditation rights and trade names, primarily from recent acquisitions. Customer relationships represent the value of acquired student and third party contracts and are amortized on a straight-line basis over the estimated future benefit period for those contracts. Course curriculum represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired course curriculum balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Developed technology represents online auditory and video course program materials related to our non-degree professional development programs and are amortized on a straight-line basis over the expected period of future benefit. Accreditation rights represents federal, state and programmatic accreditation which allows our schools to operate and meet certain regulatory requirements. Accreditation rights are amortized on a straight-line basis over their useful life, which are estimated based upon the average remaining term before a campus would need to reapply for accreditation.

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

k. Leases

FASB ASC Topic 842 – Leases states that all leases create an asset and a liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and thus requires the recognition of a lease liability and a right of use asset at the lease inception date. We lease most of our administrative and educational facilities under non-cancelable operating or finance leases. In most cases, we are required to make additional payments under facility leases for taxes, insurance and other operating expenses incurred during the lease period, which are typically variable in nature. We determine if a contract contains a lease when the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Upon such identification and commencement of a lease, we establish a right of use (“ROU”) asset and a lease liability within our consolidated balance sheets.

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

m. Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs, which are included in general and administrative expense on our consolidated statements of income, were $101.0 million, $102.6 million and $126.8 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

n. Inventories

Inventories all relate to finished goods consisting principally of laptops and supplies, and are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis, or market. The cost of inventory is reflected as a component of educational services and facilities expense as the items are used or sold.

3. BUSINESS ACQUISITION

On December 2, 2024, the Company completed the acquisition of the University of St. Augustine for Health Sciences ("USAHS").

USAHS is among the nation’s reputable universities offering graduate health sciences degrees, primarily in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Founded in 1979, USAHS educates students through its network of campuses in San Marcos, California; St. Augustine and Miami, Florida; and Austin and Dallas, Texas and through its online programs.

The preliminary purchase price of $136.9 million for USAHS was allocated to the preliminary fair values of acquired tangible and identifiable intangible assets of $268.3 million and assumed liabilities of $131.4 million as of December 2, 2024. The preliminary purchase price consisted of an initial cash payment made in December 2024, and an estimated working capital true up of $0.9 million to be made within 90 days of December 2, 2024. Based on our preliminary purchase price allocation, we have recorded goodwill of $16.9 million. Goodwill reflects the inherent value of the acquired workforce as well as revenue growth opportunities following the acquisition. All of this goodwill balance will not be deductible for income tax reporting purposes. Management's purchase price allocation is provisional as the fair values of acquired assets and liabilities are still being finalized, primarily due to the timing of the acquisition which occurred in December 2024.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of acquisition date (dollars in thousands):

USAHS
December 2, 2024
Assets:
Student and other receivables	$1,771
Prepaid assets	4,727
Property, plant and equipment	78,800
ROU assets	53,271
Intangible assets
Trade name (indefinite-lived)	9,800
Customer relationships (2 year life)	14,000
Course curriculum (4 year life)	15,500
Accreditation rights (12 year life)	25,000
Deferred tax asset, net	47,626
Other assets	977
Goodwill	16,850
Total assets acquired	$268,322
Liabilities:
Accounts payable and other accrued liabilities	$9,148
Deferred revenue	10,137
Lease liabilities	55,625
Construction financing	56,500
Total liabilities assumed	$131,410

Net assets acquired	$136,912

Pro forma financial information (unaudited)

The following unaudited summary financial information for the years ended December 31, 2024 and 2023 gives effect to the USAHS acquisition as if it had been completed on January 1, 2023. The unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of Perdoceo would have been had the USAHS acquisition been completed on the date noted above, nor are they necessarily indicative of future consolidated results of operations or consolidated financial position.

The below information is based on available information and certain assumptions the Company believes are reasonable, including adjustments to depreciation, amortization, interest income and interest expense based on the fair value purchase accounting adjustments primarily related to leases and property, plant and equipment. Additionally, for the year ended December 31, 2023, a non-recurring adjustment was made to eliminate $241.6 million of asset impairment expense related to USAHS.

	Twelve Months Ended December 31,
in thousands, except per share amounts	2024	2023
Total revenue	$825,902	$880,455
Operating income	175,480	174,775
Net income	147,012	161,971
Net income per share - Basic	2.24	2.44
Net income per share - Diluted	2.19	2.39

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2024

In November 2023, the FASB issued Accounting Standard Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity disclose on an annual and interim basis, 1) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, 2) an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, and 3) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. For all public business entities, ASU 2023-07 is effective for annual periods beginning after December 31, 2023 and interim periods with fiscal years beginning after December 15, 2024; early adoption is permitted. We have evaluated and adopted this guidance in 2024. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

Recent accounting guidance not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about income taxes paid by federal, state and foreign taxes, and by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$246,070	$466	$(278)	$246,258
Treasury and federal agencies	213,394	258	(115)	213,537
Total short-term investments (available for sale)	$459,464	$724	$(393)	$459,795

	December 31, 2023
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available for sale):
Non-governmental debt securities	$245,886	$719	$(892)	245,713
Treasury and federal agencies	239,859	393	(830)	239,422
Total short-term investments (available for sale)	$485,745	$1,112	$(1,722)	$485,135

In the table above, unrealized holding gains (losses) relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year, which are recorded within accumulated other comprehensive income (loss) on our consolidated balance sheets.

Our non-governmental debt securities primarily consist of corporate bonds, certificates of deposit and commercial paper. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2024 and 2023 are as follows (dollars in thousands):

	Less than one year	One to five years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2024	$57,206	$402,589	$459,795
Original stated term to maturity of available-for-sale- investments as of December 31, 2023	$251,070	$234,065	$485,135

There were no realized gains or losses from the sale of investments for the years ended December 31, 2024, 2023 and 2022.

Fair Value Measurements

FASB ASC Topic 820 – Fair Value Measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2024 and 2023, we held investments that are required to be measured at fair value on a recurring basis. These investments (available for sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available for sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

All of our available for sale investments were measured under Level 2 as of December 31, 2024 and December 31, 2023. Additionally, money market funds of $30.2 million and $30.3 million included within cash and cash equivalents on our consolidated balance sheets as of December 31, 2024 and 2023, respectively, were measured under Level 1. As of December 31, 2024 and 2023, federal agency debt securities amounting to $13.1 million and $44.9 million, respectively, which are included in cash and cash equivalents on our consolidated balance sheets, were valued using Level 2 inputs.

Equity Method Investment

Our investment in an equity affiliate, which was previously recorded within other noncurrent assets on our consolidated balance sheets, represents an international investment in a private company.

For the years ended December 31, 2024, 2023 and 2022 we recorded a loss of approximately $1.2 million, a gain of less than $0.1 million and a loss of approximately $1.8 million, respectively, related to our equity affiliate, which is reported within miscellaneous (expense) income on our consolidated statements of income. The losses in 2024 and 2022 included impairments of $1.1 million and $1.2 million, respectively, due to a decline in projected cash flows for our equity affiliate, with the loss recorded in 2024 bringing our investment value down to zero as of December 31, 2024.

We make periodic operating maintenance payments to our equity affiliate. The total fees recorded for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

For the year ended December 31, 2024	$1,727
For the year ended December 31, 2023	$1,672
For the year ended December 31, 2022	$1,578

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31, 2024
	CTU (3)	AIUS (4)	USAHS (5)	Corporate and Other	Total
Tuition, net (1)	$433,051	$202,790	$9,578	$-	$645,419
Technology and other fees	20,599	9,595	458	-	30,652
Total tuition and fees, net	453,650	212,385	10,036	-	676,071
Other revenue(2)	3,249	1,162	5	776	5,192
Total revenue	$456,899	$213,547	$10,041	$776	$681,263

	For the Year Ended December 31, 2023
	CTU (3)	AIUS (4)	USAHS (5)	Corporate and Other	Total
Tuition, net (1)	$443,971	$227,099	$-	$-	$671,070
Technology and other fees	20,849	11,001	-	-	31,850
Total tuition and fees, net	464,820	238,100	-	-	702,920
Other revenue(2)	4,106	2,200	-	778	7,084
Total revenue	$468,926	$240,300	$-	$778	$710,004

	For the Year Ended December 31, 2022
	CTU (3)	AIUS (4)	USAHS (5)	Corporate and Other	Total
Tuition, net (1)	$396,093	$258,667	$-	$-	$654,760
Technology and other fees	20,270	12,642	-	-	32,912
Total tuition and fees, net	416,363	271,309	-	-	687,672
Other revenue(2)	3,254	3,170	-	1,112	7,536
Total revenue	$419,617	$274,479	$-	$1,112	$695,208

__________________

(1)
Tuition includes revenue earned for all degree-granting programs as well as revenue earned for non-degree and professional development programs.
(2)
Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(3)
CTU includes revenue from Coding Dojo beginning on the acquisition date of December 1, 2022.
(4)
AIUS includes revenue from CalSouthern beginning on the acquisition date of July 1, 2022.
(5)
USAHS includes revenue beginning on the acquisition date of December 2, 2024.

Performance Obligations

Our revenue, which is derived primarily from academic programs taught to students who attend our universities, is generally segregated into two categories: (1) tuition and fees, and (2) other. Tuition and fees represent costs to our students for educational services provided by our universities and are reflected net of scholarships and tuition discounts. Our universities charge tuition and fees at varying amounts and bill students a single charge that covers tuition, certain fees and required program materials, such as textbooks and supplies, which we treat as a single performance obligation. Generally, we bill student tuition at the beginning of each academic term for our degree programs and recognize the tuition as revenue on a straight-line basis over the academic term. As part of a student’s course of instruction, certain fees, such as technology fees and graduation fees, are billed separately to students. These fees are generally earned over the applicable term and are not considered separate performance obligations. We generally bill student tuition upon enrollment for our non-degree professional development programs and recognize the tuition as revenue on a straight-line basis over the length of the offering.

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

The amount of deferred revenue balances which are being offset with contract assets balances as of December 31, 2024 and 2023 were as follows (dollars in thousands):

	As of December 31,
	2024	2023
Gross deferred revenue	$61,291	$63,970
Gross contract assets	(24,551)	(26,755)
Deferred revenue, net	$36,740	$37,215

Deferred Revenue

Changes in our deferred revenue balances for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended December 31, 2024
	CTU	AIUS	USAHS (2)	Total
Gross deferred revenue, January 1, 2024	$42,531	$21,439	$-	$63,970
Business acquisition, beginning balance	-	-	10,137	10,137
Revenue earned from prior balances	(39,594)	(20,854)	(10,036)	(70,484)
Billings during period (1)	452,205	210,569	-	662,774
Revenue earned for new billings during the period	(414,056)	(191,531)	-	(605,587)
Other adjustments	(1,004)	18	1,467	481
Gross deferred revenue, December 31, 2024	$40,082	$19,641	$1,568	$61,291

	For the Year Ended December 31, 2023
	CTU	AIUS	USAHS (2)	Total
Gross deferred revenue, January 1, 2023	$67,245	$39,955	$-	$107,200
Revenue earned from prior balances	(60,232)	(33,294)	-	(93,526)
Billings during period (1)	443,022	218,821	-	661,843
Revenue earned for new billings during the period	(404,588)	(204,806)	-	(609,394)
Other adjustments	(2,916)	763	-	(2,153)
Gross deferred revenue, December 31, 2023	$42,531	$21,439	$-	$63,970

_______________

(1)
Billings during period includes adjustments for prior billings.
(2)
USAHS includes deferred revenue starting from the acquisition date on December 2, 2024.

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

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.1 million and $2.0 million as of December 31, 2024 and 2023, respectively. Students are typically entitled to a partial refund until approximately a little more than halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

For the years ended December 31, 2024, 2023 and 2022, we received a majority of our universities’ cash receipts for tuition payments from various government agencies as well as our corporate engagements. These cash receipts represent a substantial portion of our consolidated revenues and all have low risk of collectability.

7. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables, net, are reflected on our consolidated balance sheets as components of both current and non-current assets.

Our students pay for their costs through a variety of funding sources, including federal loan and grant programs, institutional payment plans, employer tuition assistance, Veterans’ Administration and other military funding and grants, private and institutional scholarships and cash payments, as well as private loans. Cash receipts from government related sources are typically received during the current academic term. We typically receive funds after the end of an academic term for students who receive employer tuition assistance. Students who have not applied for any type of financial aid or students whose financial aid may not fully cover the cost of their tuition and fees generally set up a payment plan with the institution and make payments on a monthly basis per the terms of the payment plan. For those balances that are not received during the academic term, the balance is typically due within the current academic year which is approximately 30 weeks in length. Generally, a student receivable balance is written off once a student has been out of school for greater than 90 days and has not made a payment.

Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology considers a number of quantitative and qualitative factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trend analysis of our collections and write-off experience as well as monitoring any emerging factors that we believe impact the ability to collect our student receivables.

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our consolidated balance sheets. As of December 31, 2024 and 2023, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $6.2 million and $3.9 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
Balance, beginning of period	$37,782	$43,141	$39,255
Provision for credit losses	33,719	33,215	41,574
Amounts written-off	(29,606)	(40,590)	(40,455)
Recoveries	1,625	2,016	2,767
Balance, end of period	$43,520	$37,782	$43,141

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2024 and 2023 are as follows (dollars in thousands):

	December 31,
	2024 (1)	2023 (1)	Life
Computer hardware and software	$53,963	$41,844	3 years
Leasehold improvements	37,237	16,454	Shorter of Life of Lease or Useful Life
Furniture, fixtures and equipment	15,886	10,865	5-10 years
Building and improvements	9,163	9,163	15-35 years
Other	22	22	5-10 years
Construction in progress (2)	46,729	1,808
	163,000	80,156
Less-accumulated depreciation	(67,492)	(58,785)
Total property and equipment, net	$95,508	$21,371

___________________

(1)
Property and equipment which were fully depreciated and no longer in use by the Company were retired during the years ended December 31, 2024 and 2023; therefore, both the cost of the asset and the related accumulated depreciation balances were reduced to zero for these assets.
(2)
Construction in progress includes $45.2 million related to a BTS transaction for USAHS, with lease commencement in January 2025. See Note 9 "Leases" for further details.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $8.7 million, $9.3 million and $12.4 million, respectively.

During the year ended December 31, 2024, we recorded $0.8 million of asset impairments related to software assets that are not expected to be utilized. For the year ended December 31, 2023, we recognized $2.1 million in asset impairments, primarily related to software assets that were not expected to be utilized and leasehold improvements at leased facilities the Company chose not to continue using. For the year ended December 31, 2022, we recognized $0.8 million in asset impairment, mainly related to leasehold improvements at leased facilities the Company decided not to continue using.

9. LEASES

We lease most of our administrative and educational facilities under non-cancelable operating or finance leases expiring at various dates through 2049. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period, which are typically variable in nature.

We determine if a contract contains a lease when the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish a right of use (“ROU”) asset and a lease liability.

Quantitative lease information

Quantitative information related to leases for the years ended December 31, 2024, 2023 and 2022 is presented in the following table (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Lease expenses (1)
Operating fixed lease expenses	$5,213	$6,410	$11,033
Finance lease amortization expense	426	-	-
Finance lease interest expense	81	-	-
Variable lease expenses	986	1,401	3,726
Sublease income (2)	(32)	(500)	(1,087)
Total lease expenses	$6,674	$7,311	$13,672

Other information
Gross operating cash flows for operating leases (3)	$(8,961)	$(9,845)	$(16,827)
Gross operating cash flows for finance leases	(81)	-	-
Gross financing cash flows for finance leases	(398)	-	-
Operating cash flows from subleases (3)	$32	$488	$1,108

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in months) – operating leases	92	55	63
Weighted average remaining lease term (in months) – finance leases	37	-	-

Weighted average discount rate – operating leases	6.1%	4.9%	4.8%
Weighted average discount rate– finance leases	5.9%	-	-

_____________

(1)
Lease expense and sublease income represent the amount recorded within our consolidated statements of income. Variable lease amounts represent expenses recognized as incurred which are not included in the lease liability.
(2)
For certain of our leased locations we have vacated the facility and have fully or partially subleased the space.
(3)
Cash flows are presented on a consolidated basis and represent cash payments for fixed and variable lease costs.

Gross Lease Obligations

As of December 31, 2024, future minimum lease payments under leases which are included in lease liabilities on our consolidated balance sheet are as follows (dollars in thousands):

	Operating Leases Total	Finance Leases Total	Total Lease Liabilities

2025 (1)	$11,118	$6,280	$17,398
2026	9,486	5,964	15,450
2027	10,365	5,325	15,690
2028	7,844	957	8,801
2029	7,113	-	7,113
2030 and thereafter	28,505	-	28,505
Total	$74,431	$18,526	$92,957
Less: imputed interest	16,415	1,505	17,920
Present value of future minimum lease payments	58,016	17,021	75,037
Less: current lease liabilities	7,792	5,466	13,258
Non-current lease liabilities	$50,224	$11,555	$61,779

_____________

(1)
Amounts provided are for unpaid lease obligations remaining as of December 31, 2024.

Construction Financing

Upon construction commencement of its new St. Augustine campus in April 2023, the Company determined that it was the deemed owner for accounting purposes during the construction period under a BTS arrangement due to the extent of the Company’s involvement in the project. Accordingly, the Company has recognized all cash and non-cash assets contributed by the landlord to the project as of December 31, 2024 as a component of construction in progress with a corresponding construction financing liability. As of December 31, 2024, the Company has recognized $56.5 million in construction contributions made by the landlord as construction financing on the consolidated balance sheet. Lease commencement will begin upon substantial completion of the BTS arrangement with a stated lease term of 25 years from commencement date, with an estimated total lease obligation of $158.4 million over the term of the lease. The lease commenced in January 2025.

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

We have 17 leases related to our ongoing operations which consist of administrative offices and university locations, of which two are either month to month leases or had an initial lease term of less than one year and therefore are not included in the lease liability and ROU asset recorded within our consolidated balance sheet, one is related to a sale-leaseback transaction which is ending in March 2025, and one is related to a build to suit arrangement. For those leases that we are reasonably certain that we will extend or terminate the leases at lease conception or modification, we have taken those factors into account when determining the lease liability recorded within our consolidated balance sheet.

During the year ended December 31, 2024, we recorded $1.6 million of asset impairment charges related to certain ROU assets within the CTU segment and $2.0 million of asset impairment charges related to certain ROU assets within the AIUS segment. Management made the decision to no longer use the spaces associated with the ROU assets and as a result recorded an asset impairment charge in accordance with ASC Topic 360 for the remaining value that has been vacated, adjusted for any early lease termination options that the Company plans to execute.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill was $258.0 million and $241.2 million as of December 31, 2024 and 2023, respectively.

A reconciliation of the changes in the carrying value of goodwill during the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	CTU	AIUS	USAHS (2)	Total
Balance as of December 31, 2022	$133,133	$110,407	$-	$243,540
Business acquisition (1)	(2,378)	-	-	(2,378)
Balance as of December 31, 2023	130,755	110,407	-	241,162
Business acquisition	-	-	16,850	16,850
Balance as of December 31, 2024	$130,755	$110,407	$16,850	$258,012

___________________

(1) The negative adjustment for the year ended December 31, 2023 relates to purchase accounting adjustments finalized during the period.

(2) See Note 3 "Business Acquisition" for further details on acquired intangible assets.

In assessing the fair value for our reporting units, we performed a qualitative assessment as of October 1, 2024 to determine if we believe it is more likely than not that our reporting units’ carrying values exceed their respective fair values. When performing the qualitative assessment, management first considered events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focused on the significant inputs, including its projections of revenue growth, operating expense leverage and the discount rate used in the prior year quantitative assessment, and any events or circumstances that could affect the significant inputs. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluated all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. Additionally, management evaluated its most recent quantitative assessment to determine by how much the previous fair value exceeded the carrying value for each indefinite-lived intangible asset.

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

As of December 31, 2024 and 2023, the net book value of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2024				December 31, 2023
	Cost	Accumulated Amortization	Accumulated Impairments	Net Book Value	Cost	Accumulated Amortization	Accumulated Impairments	Net Book Value
Amortizable intangible assets:
Course curriculum	$18,290	$(2,418)	$-	$15,872	$2,790	$(1,817)	$-	$973
Customer relationships	52,090	(19,068)	(111)	32,911	38,090	(15,502)	(111)	22,477
Developed technology	8,820	(2,980)	(5,513)	327	8,820	(2,490)	(5,513)	817
Trade names	11,660	(3,085)	(5,205)	3,370	13,060	(3,803)	(5,205)	4,052
Accreditation rights	25,000	(174)	-	24,826	-	-	-	-
Net book value, amortizable intangible assets:	$115,860	$(27,725)	$(10,829)	$77,306	$62,760	$(23,612)	$(10,829)	$28,319

Non-amortizable intangible assets:
Accreditation rights				$1,000				$1,000
Trade names				16,700				6,900
Non-amortizable intangible assets				17,700				7,900
Intangible assets, net				$95,006				$36,219

Amortizable intangible assets are amortized on a straight-line basis over their remaining estimated useful lives, which range from less than one year to thirteen years. Amortization expense for intangible assets was $5.5 million, $7.6 million and $7.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Future amortization associated with amortizable assets as of December 31, 2024 are as follows (dollars in thousands):

For the Twelve Months Ended
December 31, 2025	$17,061
December 31, 2026	16,118
December 31, 2027	9,562
December 31, 2028	8,429
December 31, 2029	3,534
December 31, 2030 and thereafter	22,602
Total	$77,306

For the years ended December 31, 2023 and 2022, we recognized asset impairment charges of $9.7 million in the CTU segment and $1.1 million in the AIUS segment, respectively, related to certain definite-lived intangible assets, due to a decline in cash flows associated with those assets. The fair value of these intangible assets were determined to be zero based on the projected cash flow estimates for the remaining useful life of the primary asset.

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

As of December 31, 2024, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of other indefinite-lived intangible asset balances as of October 1, 2024 utilizing the qualitative assessment approach and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be impaired. We monitor the operating results and revenue projections related to our indefinite-lived trade names and accreditation rights on a quarterly basis for signs of possible declines in estimated fair value. When performing the qualitative assessment, management considered events and circumstances that may affect the fair value of the intangible assets to determine whether it is necessary to perform the quantitative impairment test. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business, and industry and market considerations. Management evaluated these events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value.

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

The Second Amendment, among other things: (i) extended the maturity date of the revolving credit facility to January 31, 2027; (ii) lowered the “Prime Rate” floor from 4% to 3%; (iii) replaced BMO Bank N.A. (formerly known as BMO Harris Bank N.A.) with Valley National Bancorp as one of the lenders that were party to the revolving credit facility; and (iv) modified the relative commitments of the lenders that were parties to the revolving credit facility.

Termination of credit agreement

On July 29, 2024, the Company gave notice of the termination of its credit agreement, dated as of September 8, 2021, as amended, by and among the Company, as borrower, certain of its subsidiary guarantors thereunder, the lenders from time-to-time parties thereto and Wintrust Bank N.A. (the “Termination”).

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

Selected details of our credit agreement as of and for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	As of December 31,
	2024	2023
Credit Agreement:
Credit facility remaining availability	$-	$124,133
Outstanding letters of credit	$-	$867
Availability of additional letters of credit (1)	$-	$124,133
Weighted average daily revolving credit borrowings for the year ended	$-	$-
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.00%	0.30%
Letter of credit fee rate (2)	0.00%	7.50%

________________

(1)
The letters of credit availability under the credit agreement with Wintrust was up to the borrowing limit of $125.0 million.
(2)
The letter of credit fee rate is based on prime minus 1.0%, subject to a minimum rate of 3.0%. The prime rate as of December 31, 2023 was 8.50%, which yields a 7.50% fee rate, which is reflected in the table above.

12. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.2 million and $2.4 million at December 31, 2024 and December 31, 2023, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

13. INCOME TAXES

Pretax income for the years ended December 31, 2024, 2023 and 2022 was $201.4 million, $192.1 million and $134.3 million, respectively.

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Current provision
Federal	$40,947	$32,792	$33,166
State and local	10,308	7,903	5,913
Foreign	18	13	-
Total current provision	51,273	40,708	39,079
Deferred provision (benefit)
Federal	3,375	2,640	(3,767)
State and local	(798)	1,121	3,090
Total deferred provision (benefit)	2,577	3,761	(677)
Total provision for income taxes	$53,850	$44,469	$38,402

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.2	2.9	2.7
Stock-based compensation	(0.4)	(0.1)	0.6
Capital loss	-	-	2.3
Valuation allowance	-	(0.1)	(0.6)
Worthless stock deduction	-	(2.4)	-
Tax credits	(0.3)	(0.4)	(0.3)
Other	3.2	2.2	2.9
Effective income tax rate	26.7%	23.1%	28.6%

The effective tax rate for the year ended December 31, 2024 includes a $0.9 million favorable adjustment associated with the tax effect of stock-based compensation, which decreased the effective tax rate by 0.4%.

The effective tax rate for the year ended December 31, 2023 reflects a $4.5 million favorable adjustment related to the recognition of the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the effective tax rate by 2.4%.

The effective tax rate for the year ended December 31, 2022 reflects the establishment of a full valuation allowance of $1.4 million with respect to select combined state net operating losses that are anticipated to go unused and $0.9 million related to the expected non-deductibility of reductions in the carrying value of our equity investment, which collectively increased the effective rate by 1.7%. During 2022, the Company re-evaluated the character of the loss incurred on the elimination of a wholly-owned subsidiary during the prior year and re-categorized this transaction in its 2021 tax returns as an ordinary loss attributable to the stock of a worthless subsidiary. As a result of our assessment, the $3.1 million deferred tax asset and offsetting valuation allowance with respect to the capital loss carryforward was eliminated, which had an offsetting impact on the effective tax rate of 2.3%.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2024, 2023 and 2022 is as follows (dollars in thousands):

	2024	2023	2022
Gross unrecognized tax benefits, beginning of the year	$25,686	$24,658	$15,951
Additions for tax positions of prior years	-	16	4,290
Additions for tax positions related to the current year	7,641	7,325	5,584
Reductions for tax positions of prior years	(1,127)	(5,083)	-
Reductions due to lapse of applicable statute of limitations	(1,920)	(1,230)	(1,167)
Subtotal	30,280	25,686	24,658
Interest and penalties	4,424	3,257	2,451
Total gross unrecognized tax benefits, end of the year	$34,704	$28,943	$27,109

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $27.4 million and $22.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $2.2 million and $28.1 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $4.4 million and $3.3 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, we recognized expenses of less than $1.0 million, less than $0.7 million and less than $0.4 million, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of operations.

Perdoceo and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions and are routinely examined by tax authorities in these jurisdictions. As of December 31, 2024, the Company's federal income tax returns are open to examinations for the tax years ended December 31, 2021 and forward. Due to the expiration of various statutes of limitations, it is reasonably possible that Perdoceo’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3.1 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss and tax credit carryforwards. Components of deferred income tax assets and liabilities as of December 31, 2024 and 2023 are as follows (dollars in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Accrued occupancy	$18,419	$6,635
Compensation and employee benefits	6,754	6,921
Tax net operating loss carry forwards	17,161	16,446
Valuation allowance	(10,861)	(13,003)
Allowance for doubtful accounts	7,775	6,227
Accrued settlements and legal	179	462
Accrued severance	614	1,095
Equity method for investments	1,180	873
Equity method for investments valuation allowance	(1,180)	(873)
Available for sale short-term investments	-	146
Available for sale short-term investments valuation allowance	-	(146)
Capitalized research and development	4,908	5,189
Interest expense disallowance carry forward	4,299	-
Depreciation	4,081	1,262
Amortization	33,148	-
Other	1,676	1,846
Total deferred income tax assets	88,153	33,080
Deferred income tax liabilities:
Amortization	-	1,710
Right of use asset, net	16,041	4,564
Available for sale short-term investments	80	-
Other	3,258	3,002
Total deferred income tax liabilities	19,379	9,276
Net deferred income tax assets	$68,774	$23,804

As of December 31, 2024, the Company has a gross deferred tax asset before valuation allowance of $373.0 million and a gross deferred tax liability of $79.1 million. As of December 31, 2023, the Company had a gross deferred tax asset before valuation allowance of $151.7 million and a gross deferred tax liability of $38.8 million.

Included among USAHS' gross deferred tax assets at the time of acquisition was a federal net operating loss ("NOL") carryforward of approximately $16.2 million, amortizable intangible assets of approximately $202.3 million, an interest expense disallowance carryforward of approximately $18.1 million and state NOL carryforwards of approximately $7.7 million. For the tax year ended December 31, 2024, we expect to claim approximately $0.8 million of tax amortization and no portion of the federal and state NOL or interest expense disallowance carryforwards due to the limitation on the utilization of acquired tax attributes. Excluding the USAHS NOLs referred to above, we have a federal NOL carryforward of $3.9 million, which we expect to utilize in 2024. Additionally, we have state NOL carryforwards of approximately $222.1 million, which expire between 2024 and 2037. Of this amount, approximately $51.8 million relates to separate state NOL carryforwards and $128.3 million relates to combined state NOL carryforwards, which we anticipate will not be utilized. Valuation allowances have been established against the full amounts of the deferred tax balances for these separate and combined state NOL carryforwards.

As of December 31, 2023 a valuation allowance of $14.0 million was maintained with respect to our equity investment, available for sale short-term investments and state NOLs. During the year, our valuation allowance for state NOLs decreased $2.1 million due to the elimination of separate state NOLs upon the dissolution of inactive subsidiaries and the valuation allowance attributable to our available for sale short-term investments was no longer needed since we are in a cumulative unrealized gain position. As of December 31, 2024, the total valuation allowance attributable to our equity investment and state NOLs is $12.0 million. After considering both positive and negative evidence related to the realization of the deferred tax assets, the Company concluded the cumulative losses related to the reduction in carrying value of the equity investment are significant relative to the amount invested and indicative of a potential capital loss, which would not be realizable given the absence of offsetting capital gains. The separate state NOLs can only be used by the originating entity and generally relate to entities that no longer maintain active schools. Since these entities are not expected to generate future operating income, the more likely than not threshold was not reached with respect to this portion of the deferred tax assets. Similarly, the Company determined a valuation allowance was needed with respect to the portion of the combined state NOLs which will likely go unused due to the teach-out of the schools located in the applicable combined filing jurisdictions. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of these deferred tax assets.

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan (“the “2016 Plan”) became effective (as the Career Education Corporation 2016 Incentive Compensation Plan) on May 24, 2016, and the amendment and restatement of the 2016 Plan became effective on June 3, 2021, upon its approval by the Company’s stockholders. Under the 2016 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2024, there were approximately 4.0 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.3 million shares issuable upon exercise of outstanding options and (ii) 2.8 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares take into account the anticipated vesting levels based on projected attainment of performance conditions for performance-based restricted stock units and have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2024. Additionally, as of December 31, 2024 under the Company’s previous 2008 Incentive Compensation Plan, there were approximately 0.1 million shares issuable upon exercise of outstanding options and 0.1 million shares underlying outstanding deferred stock units, which will be settled in shares of our common stock if the vesting conditions are met. The vesting of all types of awards is subject to possible acceleration in certain circumstances. If a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is generally forfeited.

As of December 31, 2024, we estimate that compensation expense of approximately $16.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

Stock option activity during the years ended December 31, 2024, 2023 and 2022 under our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	995,091	$9.02
Granted	-	-
Exercised	(144,009)	6.46		$635
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2022	851,082	$9.45
Granted	-	-
Exercised	(309,819)	7.35		$2,860
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2023	541,263	$10.65
Granted	-	-
Exercised	(158,047)	12.48		$1,183
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2024	383,216	$9.90	2.17	$6,349
Exercisable as of December 31, 2024	383,216	$9.90	2.17	$6,349

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2024:

Options Outstanding			Options Exercisable
Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
79,992	$3.93	0.38	79,992	$3.93
84,516	$5.96	1.39	84,516	$5.96
9,308	$7.22	1.85	9,308	$7.22
14,932	$8.30	2.18	14,932	$8.30
56,355	$9.69	2.39	56,355	$9.69
62,064	$13.80	3.18	62,064	$13.80
40,085	$15.39	3.41	40,085	$15.39
35,964	$21.29	4.61	35,964	$21.29
383,216	$9.90	2.17	383,216	$9.90

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

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2024, 2023 and 2022:

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2021	1,463,193	$14.87
Granted	739,476	10.46
Vested	(504,223)	17.34
Forfeited	(84,236)	12.93
Outstanding as of December 31, 2022 (1)	1,614,210	$12.18
Granted (1) (2)	741,223	13.58
Vested	(530,819)	14.15
Forfeited	(293,408)	12.11
Outstanding as of December 31, 2023 (1) (2)	1,531,206	$12.19
Granted (1)	495,529	17.94
Vested	(582,112)	12.20
Forfeited	(53,454)	14.94
Outstanding as of December 31, 2024 (1)	1,391,169	$14.13

_________________

(1) 194,751, 230,340 and 287,412 of performance-based restricted stock units granted during 2024, 2023 and 2022, respectively, and which are still outstanding as of December 31, 2024, are subject to a 200% maximum payout based on certain performance metrics.

(2) The change in the originally reported 2023 grants was due to an adjustment made to one of the grants.

Deferred Stock Units to be Settled in Stock. Perdoceo granted deferred stock units to our non-employee directors prior to 2017. The deferred stock units are to be settled in shares of stock. Settlement of the deferred stock units and delivery of the underlying shares of stock to the plan participants does not occur until he or she ceases to provide services to the Company in the capacity of a director, employee or consultant. As of December 31, 2024, there are 58 thousand deferred stock units outstanding.

Stock-Based Compensation Expense. Total stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 for all types of awards was as follows (dollars in thousands):

	December 31,
Award Type	2024	2023	2022
Stock options	$-	$-	$89
Restricted stock units settled in stock	10,174	8,064	8,648
Total stock-based compensation expense	$10,174	$8,064	$8,737

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

During the year ended December 31, 2024, we repurchased 0.4 million shares of our common stock for approximately $6.8 million at an average price of $17.60 per share and during the year ended December 31, 2023, we repurchased 0.5 million shares of our common stock for approximately $8.3 million at an average price of $15.38 per share. As of December 31, 2024, approximately $47.1 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Basic common shares outstanding	65,646	66,468	67,934
Common stock equivalents	1,596	1,358	1,097
Diluted common shares outstanding	67,242	67,826	69,031

Certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. For the years ended December 31, 2023 and 2022, the anti-dilutive options that were excluded from our computations of diluted earnings per share were 0.1 million and 0.3 million shares, respectively. There were no anti-dilutive options for the year ended December 31, 2024.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued less than 0.1 million shares for each of the years ended December 31, 2024, 2023 and 2022, pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2024, 2023 and 2022, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. For employees hired on or after January 1, 2020, the participant is 100% vested in the company’s matching contribution after two years of service. Employees hired before January 1, 2020 are fully vested in the company’s matching contribution. During the years ended December 31, 2024, 2023 and 2022, we recorded expense under this plan of approximately $3.1 million, $3.6 million, and $3.1 million, respectively.

Additionally, USAHS, which was acquired on December 2, 2024, offers a defined contribution 401(K) retirement savings plan to its employees. Under this plan, eligible employee may choose to defer a portion of their annual compensation, including salary and bonus. We make contributions on behalf of employees, including a matching contribution equal to 50% of the first 6% of eligible compensation an employee contributes to the benefit plan. The company match is discretionary and based on the USAHS' financial performance. Matching contributions are typically funded annually in the first quarter of each year.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2024, 3.5 million shares of common stock have been issued under the plan.

The compensation expense for employee share purchases recorded during the years ended December 31, 2024, 2023 and 2022 in connection with the compensatory elements of our employee stock purchase plan was not significant.

18. SEGMENT REPORTING

Our segments are determined in accordance with FASB ASC Topic 280—Segment Reporting and are based on how the Company's chief operating decision maker ("CODM") evaluates performance and allocates resources. Perdoceo's CODM as defined under ASC Topic 280 is its President and Chief Executive Officer. Each segment is comprised of an accredited postsecondary education institution that offers a variety of academic programs.

Our three reporting segments are described below.


Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2024, students enrolled at CTU represented approximately 68% of our total enrollments. Approximately 98% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

The American InterContinental University System (AIUS or AIU System) is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2024, students enrolled at AIUS represented approximately 23% of our total enrollments. Approximately 98% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

University of St. Augustine for Health Sciences (USAHS) is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs. Students pursue their degrees through network of campuses and through its online programs. As of December 31, 2024, students enrolled at USAHS represented approximately 9% of our total enrollments. Approximately 14% of USAHS students are enrolled in fully online programs.

We evaluate segment performance based on operating results, specifically our CODM analyzes segment revenue and operating expenses which are directly attributable to the cost to serve and educate prospective students, when making decisions to allocate resources based on segment performance. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations. Substantially all revenue earned by our reporting segments are generated in the United States of America (“U.S.”) and segment and total assets are substantially held in the U.S. Additionally, interest income, interest expense and other miscellaneous non-operating income (expense) are not material by segment and are not reviewed by our CODM by segment.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets (1)
For the Year Ended December 31, 2024
CTU (2)	$456,899	$171,260	$8,513	$134	$189,663
AIUS (3)	213,547	36,182	3,291	134	150,437
USAHS (4)	10,041	(2,640)	2,516	311	306,552
Corporate and Other	776	(30,549)	325	4,046	590,382
Total	$681,263	$174,253	$14,645	$4,625	$1,237,034
For the Year Ended December 31, 2023
CTU (2)	$468,926	$144,008	$11,561	$546	$202,728
AIUS (3)	240,300	45,283	4,992	299	161,336
USAHS (4)	-	-	-	-	-
Corporate and Other	778	(38,845)	334	5,566	643,252
Total	$710,004	$150,446	$16,887	$6,411	$1,007,316
For the Year Ended December 31, 2022
CTU (2)	$419,617	$141,622	$10,069	$3,641
AIUS (3)	274,479	33,315	9,325	1,069
USAHS (4)	-	-	-	-
Corporate and Other	1,112	(45,300)	340	7,910
Total	$695,208	$129,637	$19,734	$12,620

__________________

(1)
Total assets are presented on a consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

(2)
CTU includes results of operations from Coding Dojo beginning on the acquisition date of December 1, 2022.
(3)
AIUS includes results of operations from CalSouthern beginning on the acquisition date of July 1, 2022.
(4)
USAHS includes results of operations starting from the acquisition date on December 2, 2024.

Significant expense category by reporting segment is as follows (dollars in thousands):

	For the Year Ended December 31, 2024
Significant expense categories	CTU	AIUS	USAHS (1)
Academics and student related	$64,747	$40,488	$5,343
Advertising and marketing	55,738	44,044	1,181
Admissions	47,969	33,290	524
Administrative (2)	84,412	36,310	1,476
Bad debt	20,386	13,133	201
Depreciation and amortization	8,513	3,291	2,516
All other expenses (3)	3,874	6,809	1,440

	For the Year Ended December 31, 2023
Significant expense categories	CTU	AIUS	USAHS (1)
Academics and student related	$72,939	$45,550	$-
Advertising and marketing	64,286	38,302	-
Admissions	52,645	38,714	-
Administrative (2)	85,385	48,255	-
Bad debt	20,223	13,008	-
Depreciation and amortization	11,561	4,992	-
All other expenses (3)	17,879	6,196	-

	For the Year Ended December 31, 2022
Significant expense categories	CTU	AIUS	USAHS (1)
Academics and student related	$53,817	$44,211	$-
Advertising and marketing	64,736	62,107	-
Admissions	48,629	45,181	-
Administrative (2)	70,893	50,241	-
Bad debt	21,640	19,971	-
Depreciation and amortization	10,069	9,325	-
All other expenses (3)	8,211	10,128	-

__________________

(1)
USAHS includes financial information starting from the acquisition date on December 2, 2024.
(2)
Administrative expense includes certain corporate overhead allocations.
(3)
All other expenses primarily include occupancy and asset impairment.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets:
For the year ended December 31, 2024	$14,022	$-	$(1,981)	$12,041
For the year ended December 31, 2023	$22,536	$-	$(8,514)	$14,022
For the year ended December 31, 2022	$32,178	$3,216	$(12,858)	$22,536
Valuation allowance for credit losses:
For the year ended December 31, 2024	$37,782	$33,719	$(27,981)	$43,520
For the year ended December 31, 2023	$43,141	$33,215	$(38,574)	$37,782
For the year ended December 31, 2022	$39,255	$41,574	$(37,688)	$43,141