Form 10-Q
period 2025-03-31
PERDOCEO EDUCATION Corp
filed 2025-05-01
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 25, 2025: 65,536,259

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2025	2024
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$132,055	$109,130
Restricted cash	21,594	22,623
Total cash, cash equivalents and restricted cash	153,649	131,753
Short-term investments	458,527	459,795
Total cash and cash equivalents, restricted cash and short-term investments	612,176	591,548
Student receivables, gross	84,125	63,925
Allowance for credit losses	(38,453)	(41,118)
Student receivables, net	45,672	22,807
Receivables, other	9,986	5,330
Prepaid expenses	14,672	16,910
Inventories	3,251	3,388
Other current assets	247	171
Total current assets	686,004	640,154

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $73,688 and $67,492 as of March 31, 2025 and December 31, 2024, respectively	89,495	95,508
Right of use asset, net - operating	48,408	50,099
Right of use asset, net - finance	14,096	15,375
Goodwill	258,070	258,012
Intangible assets, net of amortization of $32,056 and $27,725 as of March 31, 2025 and December 31, 2024, respectively	90,675	95,006
Student receivables, gross	9,553	8,597
Allowance for credit losses	(4,413)	(2,402)
Student receivables, net	5,140	6,195
Deferred income tax assets, net	68,774	68,774
Other assets	7,882	7,911
TOTAL ASSETS	$1,268,544	$1,237,034
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,278	$7,792
Lease liability-finance	5,095	5,466
Accounts payable	13,374	12,805
Accrued expenses:
Payroll and related benefits	27,158	35,059
Advertising and marketing costs	6,902	8,135
Income taxes	17,869	4,926
Other	15,437	21,239
Deferred revenue	62,847	36,740
Total current liabilities	153,960	132,162

NON-CURRENT LIABILITIES:
Lease liability-operating	50,375	50,224
Lease liability-finance	10,231	11,555
Sale lease-back financing	56,657	-
Construction financing	-	56,500
Other liabilities	27,066	27,057
Total non-current liabilities	144,329	145,336
Commitments and Contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 91,973,921 and 91,023,660 shares issued, 65,536,259 and 65,719,224 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	920	910
Additional paid-in capital	711,037	707,212
Accumulated other comprehensive income	673	166
Retained earnings	630,542	595,672
Treasury stock, at cost; 26,437,662 and 25,304,436 shares as of March 31, 2025 and December 31, 2024, respectively	(372,917)	(344,424)
Total stockholders' equity	970,255	959,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,268,544	$1,237,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands, Except Per Share Amounts)	2025	2024
REVENUE:
Tuition and fees, net	$211,848	$166,998
Other	1,156	1,266
Total revenue	213,004	168,264

OPERATING EXPENSES:
Educational services and facilities	48,542	29,858
General and administrative	100,928	87,482
Depreciation and amortization	11,807	3,016
Asset impairment	-	1,630
Total operating expenses	161,277	121,986
Operating income	51,727	46,278

OTHER INCOME:
Interest income	6,476	6,793
Interest expense	(1,682)	(335)
Miscellaneous (expense) income	(16)	115
Total other income	4,778	6,573

PRETAX INCOME	56,505	52,851
Provision for income taxes	12,817	13,409
NET INCOME	43,688	39,442

NET INCOME PER SHARE - BASIC:	$0.67	$0.60

NET INCOME PER SHARE - DILUTED:	$0.65	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,680	65,555
Diluted	66,872	66,841

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2025	2024
NET INCOME	$43,688	$39,442
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	-	(31)
Unrealized gain (loss) on investments	507	(923)
Total other comprehensive income (loss)	507	(954)
COMPREHENSIVE INCOME	$44,195	$38,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2025	91,024	$910	(25,304)	$(344,424)	$707,212	$166	$595,672	$959,536
Net income	-	-	-	-	-	-	43,688	43,688
Unrealized gain on investments, net of tax	-	-	-	-	-	507	-	507
Dividends to shareholders, per share $0.13	-	-	-	-	-	-	(8,818)	(8,818)
Treasury stock purchased	-	-	(985)	(25,192)	-	-	-	(25,192)
Earnout payments for business acquisition	-	-	158	4,243	-	-	-	4,243
Share-based compensation expense	-	-	-	-	2,857	-	-	2,857
Common stock issued	950	10	(307)	(7,544)	968	-	-	(6,566)
BALANCE, March 31, 2025	91,974	$920	(26,438)	$(372,917)	$711,037	$673	$630,542	$970,255

	Common Stock		Treasury Stock
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2024	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421
Net income	-	-	-	-	-	-	39,442	39,442
Foreign currency translation	-	-	-	-	-	(31)	-	(31)
Unrealized loss on investments, net of tax	-	-	-	-	-	(923)	-	(923)
Dividends to shareholders, per share $0.11	-	-	-	-	-	-	(7,426)	(7,426)
Treasury stock purchased	-	-	(385)	(6,769)	-	-	-	(6,769)
Share-based compensation expense	-	-	-	-	2,307	-	-	2,307
Common stock issued	637	6	(193)	(3,435)	1,514	-	-	(1,915)
BALANCE, March 31, 2024	90,907	$909	(25,304)	$(344,424)	$698,619	$(1,620)	$512,622	$866,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,688	$39,442
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	-	1,630
Depreciation and amortization expense	11,807	3,016
Bad debt expense	7,558	6,556
Compensation expense related to share-based awards	2,857	2,307
Deferred income taxes	-	741
Changes in operating assets and liabilities	(783)	800
Net cash provided by operating activities	65,127	54,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(100,367)	(104,558)
Sales of available-for-sale investments	103,286	74,955
Purchases of property and equipment	(1,737)	(1,198)
Net cash provided by (used in) investing activities	1,182	(30,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	978	1,520
Purchase of treasury stock	(25,192)	(6,769)
Payments of employee tax associated with stock compensation	(7,544)	(3,435)
Payments of cash dividends and dividend equivalents	(9,202)	(7,197)
Earnout payments for business acquisition	(1,757)	-
Principal payments for finance lease	(1,207)	-
Principal payments for failed sale leaseback	(489)	-
Net cash used in financing activities	(44,413)	(15,881)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,896	7,810
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	131,753	119,021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$153,649	$126,831

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This report should be read in conjunction with our 2024 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation.

Operating results for the quarter ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

The preliminary purchase price of $137.0 million for USAHS was allocated to the preliminary fair values of acquired tangible and identifiable intangible assets of $268.4 million and assumed liabilities of $131.4 million as of December 2, 2024. The preliminary purchase price consisted of an initial cash payment made in December 2024, and an estimated working capital true up of $0.8 million, which was received in April 2025. Based on our preliminary purchase price allocation, we have recorded goodwill of $16.9 million. Goodwill reflects the inherent value of the acquired workforce as well as revenue growth opportunities following the acquisition. All of this goodwill balance will not be deductible for income tax reporting purposes. Management's purchase price allocation is provisional as the fair value of deferred tax assets are still being finalized, primarily due to the timing of the acquisition which occurred in December 2024.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of acquisition date (dollars in thousands):

USAHS
December 2, 2024
Assets:
Student and other receivables	$1,771
Prepaid assets	4,727
Property, plant and equipment	78,800
ROU assets	53,271
Intangible assets
Trade name (indefinite-lived)	9,800
Customer relationships (2 year life)	14,000
Course curriculum (4 year life)	15,500
Accreditation rights (12 year life)	25,000
Deferred tax asset, net	47,626
Other assets	977
Goodwill	16,908
Total assets acquired	$268,380
Liabilities:
Accounts payable and other accrued liabilities	$9,148
Deferred revenue	10,137
Lease liabilities	55,625
Construction financing	56,500
Total liabilities assumed	$131,410

Net assets acquired	$136,970

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2025

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities on an annual basis 1) disclose specific categories in the rate reconciliation, and 2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require disclosure about income taxes paid by federal, state and foreign taxes, and by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The amendment also requires entities to disclose income or loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. For all public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. We have evaluated and adopted this guidance. The adoption did not significantly impact the presentation of our financial condition, results of operations and disclosures.

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$242,291	$588	$(70)	$242,809
Treasury and federal agencies	215,396	382	(60)	215,718
Total short-term investments (available-for-sale)	$457,687	$970	$(130)	$458,527

	December 31, 2024
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	246,070	466	(278)	246,258
Treasury and federal agencies	213,394	258	(115)	213,537
Total short-term investments (available-for-sale)	$459,464	$724	$(393)	$459,795

In the table above, unrealized holding gains (losses) relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year, which are recorded within accumulated other comprehensive income on our condensed consolidated balance sheets.

Our non-governmental debt securities primarily consist of corporate bonds, certificates of deposit and commercial paper. Our treasury and federal agencies primarily consist of U.S. Treasury bills and federal home loan debt securities.

There were no realized gains or losses from the sale of investments for the quarters ended March 31, 2025 and March 31, 2024.

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

As of March 31, 2025, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available-for-sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 - Fair Value Measurements at March 31, 2025 and December 31, 2024 were as follows (dollars in thousands):

	As of March 31, 2025
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$30,745	$-	$30,745
Short-term investments - non-governmental debt securities	-	242,809	242,809
Short-term investments - treasury and federal agencies	-	215,718	215,718
Totals	$30,745	$458,527	$489,272

	As of December 31, 2024
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$30,189	$-	$30,189
Cash and cash equivalents - federal agency debt securities	-	13,078	13,078
Short-term investments - non-governmental debt securities	-	246,258	246,258
Short-term investments - treasury and federal agencies	-	213,537	213,537
Totals	$30,189	$472,873	$503,062

Equity Method Investment

We make periodic operating maintenance payments to an equity affiliate. The total fees recorded during the quarters ended March 31, 2025 and 2024 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended March 31, 2025	$428
For the quarter ended March 31, 2024	$444

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters ended March 31, 2025 and 2024 (dollars in thousands):

	For the Quarter Ended March 31, 2025					For the Quarter Ended March 31, 2024
	CTU	AIUS	USAHS (3)	Corporate and Other	Total	CTU	AIUS	USAHS (3)	Corporate and Other	Total
Tuition, net (1)	$113,658	$51,492	$37,164	$-	$202,314	$107,440	$51,829	$-	$-	$159,269
Technology and other fees	5,179	2,338	2,017	-	9,534	5,340	2,389	-	-	7,729
Total tuition and fees, net	118,837	53,830	39,181	-	211,848	112,780	54,218	-	-	166,998
Other revenue (2)	742	229	2	183	1,156	789	287	-	190	1,266
Total revenue	$119,579	$54,059	$39,183	$183	$213,004	$113,569	$54,505	$-	$190	$168,264

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

The amount of deferred revenue balances which are being offset with contract assets balances as of March 31, 2025 and December 31, 2024 were as follows (dollars in thousands):

	As of
	March 31, 2025	December 31, 2024
Gross deferred revenue	$141,491	$61,291
Gross contract assets	(78,644)	(24,551)
Deferred revenue, net	$62,847	$36,740

Deferred Revenue

Changes in our deferred revenue balances for the quarters ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2025				For the Quarter Ended March 31, 2024
	CTU	AIUS	USAHS (2)	Total	CTU	AIUS	USAHS (2)	Total
Gross deferred revenue, January 1	$40,082	$19,641	$1,568	$61,291	$42,531	$21,439	$-	$63,970
Revenue earned from prior balances	(32,869)	(16,691)	(863)	(50,423)	(35,052)	(17,695)	-	(52,747)
Billings during period(1)	178,628	62,472	52,387	293,487	152,877	69,777	-	222,654
Revenue earned for new billings during the period	(85,968)	(37,139)	(38,318)	(161,425)	(77,728)	(36,523)	-	(114,251)
Other adjustments	(1,032)	65	(472)	(1,439)	(308)	(379)	-	(687)
Gross deferred revenue, March 31	$98,841	$28,348	$14,302	$141,491	$82,320	$36,619	$-	$118,939

______________

(1)
Billings during period includes adjustments for prior billings.
(2)
USAHS includes deferred revenue starting from the acquisition date on December 2, 2024.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.2 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively. Students are typically entitled to a partial refund until approximately a little more than halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have an immaterial amount of student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $5.1 million and $6.2 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2025	2024
Balance, beginning of period	$43,520	$37,782
Provision for credit losses	7,558	6,556
Amounts written-off	(8,651)	(6,232)
Recoveries	439	448
Balance, end of period	$42,866	$38,554

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

8. LEASES

We lease most of our administrative and educational facilities under non-cancelable operating or finance leases expiring at various dates through 2050. In most cases, we are required to make additional payments under facility leases for taxes, insurance and other operating expenses incurred during the lease period, which are typically variable in nature.

We determine if a contract contains a lease when the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish a right of use (“ROU”) asset and a lease liability.

Quantitative information related to leases for the quarters ended March 31, 2025 and 2024 is presented in the following table (dollars in thousands):

	For the Quarter Ended March 31, 2025	For the Quarter Ended March 31, 2024
Lease expenses (1)
Operating fixed lease expenses	$2,613	$1,444
Finance lease and failed sale leaseback amortization expense	1,573	-
Finance lease and failed sale leaseback interest expense	1,572	-
Variable lease expenses	1,118	58
Sublease income (2)	(77)	-
Total lease expenses	$6,799	$1,502

Other information
Gross operating cash flows for operating leases (3)	$(3,913)	$(2,466)
Gross operating cash flows for finance leases and failed sale leasebacks	(1,415)	-
Gross financing cash flows for finance leases	(1,207)	-
Gross financing cash flows for failed sale leaseback	(489)
Operating cash flows from subleases (3)	77	-
	As of March 31, 2025	As of March 31, 2024
Weighted average remaining lease term (in months) – operating leases	90	53
Weighted average remaining lease term (in months) – finance leases	34	-

Weighted average discount rate – operating leases	6.2%	4.9%
Weighted average discount rate– finance leases	5.9%	-

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

Failed Sale-Leaseback

Upon construction commencement of the new St. Augustine campus in April 2023, the Company determined that it was the deemed owner for accounting purposes during the construction period under a build to suit (“BTS”) arrangement due to the extent of the Company’s involvement in the project. Accordingly, the Company had recognized all cash and non-cash assets contributed by the landlord to the project as of December 31, 2024 as a component of construction in progress with a corresponding construction financing liability. As of December 31, 2024, the Company had recognized $56.5 million in construction contributions made by the landlord as construction financing on the consolidated balance sheet. Lease commencement began in January 2025 upon substantial completion of the BTS arrangement with a stated lease term of 25 years from commencement date.

Upon lease commencement, the Company determined that it did not meet the criteria under ASC 606-10-25-30 to derecognize the asset as the Company retained control of the asset and the risks and rewards of ownership did not transfer to the landlord. As such the transaction is considered a failed sale leaseback and the Company will retain the asset on its condensed consolidated balance sheet and depreciate the asset over its useful life. A financing obligation liability was recognized in the amount of the net proceeds received in the amount of $56.5 million. The Company will not recognize rent expense related to the leased asset. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding liability.

Future minimum lease payments for sale-leaseback financing transactions as of March 31, 2025 are as follows:

Sale Leaseback Payments

2025 (1)	$3,708
2026	5,043
2027	5,143
2028	5,246
2029	5,351
2030 and thereafter	133,284
Total minimum lease payments	$157,775

Less – Amount representing interest	(114,900)
Present value of minimum lease payments	42,875
Plus - liability remaining at term end representing residual value of asset	13,782
Failed sale leaseback liability	56,657

__________________

(1)
Liabilities remaining for the year ending December 31, 2025.

9. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.3 million and $1.2 million at March 31, 2025 and December 31, 2024, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended March 31,
(Dollars in Thousands)	2025	2024
Pretax income	$56,505	$52,851
Provision for income taxes	$12,817	$13,409
Effective rate	22.7%	25.4%

The effective tax rate for the quarter ended March 31, 2025 was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 5.5% and 1.3%, respectively. The effective tax rate for the quarter ended March 31, 2024 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 1.2% and 1.3%, respectively. As of March 31, 2025, a valuation allowance of $12.0 million was maintained with respect to our equity investment and state net operating losses.

The income tax rate for the quarter ended March 31, 2025 does not take into account the possible future reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2025, we had accrued $4.6 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For each of the quarters ended March 31, 2025 and 2024, the Company granted approximately 0.2 million restricted stock units, which are not "performance-based," with a grant-date fair value of approximately $5.2 million and $4.3 million, respectively.

Additionally, for each of the quarters ended March 31, 2025 and 2024, the Company granted approximately 0.2 million “performance-based" restricted stock units, with a grant-date fair value of approximately $3.8 million and $3.5 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2025 and 2024 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters ended March 31, 2025 and 2024.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters ended March 31, 2025 and 2024, was $2.9 million and $2.3 million, respectively.

As of March 31, 2025, we estimate that total compensation expense of approximately $22.2 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

12. STOCK REPURCHASE PROGRAM

On February 20, 2024, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which commenced March 1, 2024 and expires September 30, 2025. The stock repurchase program replaced the previous stock repurchase program. The other terms of the stock repurchase program are consistent with the Company’s previous stock repurchase program.

The timing of purchases and the number of shares repurchased under the program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The stock repurchase program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice.

During the quarter ended March 31, 2025, we repurchased approximately 1.0 million shares of our common stock for approximately $25.2 million at an average price of $25.58 per share. During the quarter ended March 31, 2024, the Company repurchased approximately 0.4 million shares of our common stock for approximately $6.8 million at an average price of $17.60 per share, including approximately 0.2 million shares of our common stock purchased for approximately $3.9 million under the previous stock repurchase program.

As of March 31, 2025, approximately $21.9 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2025 and 2024 were as follows (shares in thousands):

	For the Quarter Ended March 31,
	2025	2024
Basic common shares outstanding	65,680	65,555
Common stock equivalents	1,192	1,286
Diluted common shares outstanding	66,872	66,841

Certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. There were no anti-dilutive options for the quarter ended March 31, 2025. For the quarter ended March 31, 2024, less than 0.1 million anti-dilutive options were excluded from our diluted earnings per share calculations.

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

As of March 31, 2025, our three reporting segments are:

•
Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2025, students enrolled at CTU represented approximately 69% of our total enrollments. Approximately 98% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.
•
The American InterContinental University System (AIUS or AIU System) is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2025, students enrolled at AIUS represented approximately 22% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.
•
University of St. Augustine for Health Sciences (USAHS) is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education opportunities. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs and prepares professionals to serve and provide quality medical care to communities across the country. Students pursue their degrees through a network of campuses and through its online programs. As of March 31, 2025, students enrolled at USAHS represented approximately 9% of our total enrollments.

We evaluate segment performance based on operating results, specifically our CODM analyzes segment revenue and operating expenses which are directly attributable to the cost to serve and educate prospective students, when making decisions to allocate resources based on segment performance. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity. Substantially all revenue earned by our reporting segments are generated in the United States of America (“U.S.”) and segment and total assets are substantially held in the

U.S. Additionally, interest, net and other miscellaneous (expense) income are not material by segment and are not reviewed by our CODM by segment.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue				Operating Income (Loss)
	2025	% of Total	2024	% of Total	2025	2024
CTU	$119,579	56.1%	$113,569	67.5%	$46,097	$42,156
AIUS	54,059	25.4%	54,505	32.4%	11,884	9,286
USAHS (1)	39,183	18.4%	-	0.0%	(330)	-
Corporate and Other	183	0.1%	190	0.1%	(5,924)	(5,164)
Total	$213,004	100.0%	$168,264	100.0%	$51,727	$46,278

	Total Assets as of (2)
	March 31, 2025	December 31, 2024
CTU	$210,909	$189,663
AIUS	155,782	150,437
USAHS (1)	334,636	306,552
Corporate and Other	567,217	590,382
Total	$1,268,544	$1,237,034

(1)
USAHS includes results of operations starting from the acquisition date on December 2, 2024.
(2)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between segments and corporate and other.

Significant expense category by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31, 2025
Significant expense categories	CTU	AIUS	USAHS (1)
Academics and student related	$15,972	$10,300	$15,416
Advertising and marketing	13,523	10,456	3,978
Admissions	12,532	8,547	1,387
Administrative (2)	22,814	9,441	5,148
Bad debt	5,874	1,624	61
Depreciation and amortization	2,136	719	8,870
All other expenses (3)	631	1,088	4,653

	For the Quarter Ended March 31, 2024
Significant expense categories	CTU	AIUS	USAHS (1)
Academics and student related	$17,241	$9,950	$-
Advertising and marketing	13,210	11,029	-
Admissions	12,178	8,712	-
Administrative (2)	21,090	9,958	-
Bad debt	3,028	3,528	-
Depreciation and amortization	2,090	845	-
All other expenses (3)	2,576	1,197	-

_________________________

(1)
USAHS includes financial information starting from the acquisition date on December 2, 2024.

(2)
Administrative expense includes allocations from Corporate and Other.
(3)
All other expenses primarily include occupancy and asset impairment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “may,” “should,” ”will,” “continue to,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•
declines in enrollment or interest in our programs or our ability to attract or connect with prospective students;
•
our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the new 90-10, gainful employment, financial responsibility and administrative capability standards prescribed by the U.S. Department of Education (the “Department”)), as well as applicable accreditation standards and state regulatory requirements;
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
•
the impact of any federal budget reconciliation or other legislative process on the availability of current levels of federal student aid or the conditions associated with participating in such aid programs;
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

Regulatory Environment and Political Uncertainty

As indicated in “Scrutiny of the For-Profit Postsecondary Education Sector” section within Item 1, "Business" in our Annual Report on Form 10-K for the year ended December 31, 2024, the for-profit industry is scrutinized by various policymakers, agencies and interest groups. Congressional hearings and roundtable discussions were previously held regarding certain aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. Many of the most highly criticized institutions have been closed now for several years.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2025 Quarterly Reports on Form 10-Q.

Note Regarding Non-GAAP measures

We believe it is useful to present non-GAAP financial measures which exclude certain non-cash items as a means to understand the performance of our core business. As a general matter, we use non-GAAP financial measures in conjunction with results presented in accordance with GAAP to help analyze the performance of our core business, assist with preparing the annual operating plan, and measure performance for some forms of compensation. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance.

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

2025 First Quarter Overview

During the first quarter ended March 31, 2025 ("current quarter"), our academic institutions remained focused on furthering their goal of changing lives through education and preparing learners for essential skills needed in today’s job market. CTU and AIUS provide learners with relevant knowledge and equip them with essential skills needed to thrive in today’s evolving job market, while USAHS prepares professionals to serve and provide quality medical care to communities across the country. The enrollment trends that we have been experiencing across these academic institutions have reinforced and validated our strategy of prioritizing student experiences and academic outcomes that, we believe, should ultimately support sustainable and responsible growth.

Total student enrollments increased 16.7% at March 31, 2025 as compared to March 31, 2024. CTU's total student enrollments increased 10.6% as compared to the prior year quarter end, primarily supported by high levels of student retention and engagement, growth within the corporate student program and higher levels of prospective student interest. Total student enrollments decreased 4.5% at AIUS for the current quarter end as compared to the prior year quarter end. Lastly, for USAHS, the spring term which began in January of 2025 has total student enrollments of 4,200 as of the current quarter end. USAHS has a traditional university calendar with three academic terms and multiple campuses for in-person classes in California, Texas and Florida. USAHS continues to expand its program offerings in terms of new modalities and current campus locations, with the goal of maximizing the geographical area they serve while providing students with a wider choice in taking their courses between online instruction and in person instruction at a campus location as well as hybrid options in between.

For the current quarter, our academic institutions experienced increased levels of prospective student interest and commensurately increased their marketing and admissions spending to effectively and efficiently identify and engage with prospective students looking to pursue a degree at one of our academic institutions. Our academic institutions continuously adjust their marketing strategies to identify prospective students who, we believe, are more likely to succeed in one of their academic programs. Additionally, we maintained our commitment to training and developing our admissions, enrollment, and student support teams, ensuring they are fully prepared to assist the increasing number of students throughout their educational journey at our academic institutions.

We expect the high levels of student retention and student engagement we experienced through the first quarter of 2025, as well as the prospective student interest experienced, to continue through the remainder of 2025. As a result, full year revenue is expected to be higher for 2025 due to the USAHS acquisition as well as growth in revenue and student enrollments within CTU and AIUS.

Financial Highlights

Revenue for the current quarter increased by 26.6% or $44.7 million as compared to the prior year quarter, primarily due to $39.2 million of revenue from the USAHS acquisition which was completed in December 2024 and therefore did not have comparable results in the prior year quarter. CTU also contributed to the increase of revenue due to growth in total student enrollments driven by strong student retention and engagement trends along with increased prospective student interest, while AIUS remained relatively flat as compared to the prior year quarter.

Operating income for the current quarter increased to $51.7 million as compared to operating income of $46.3 million in the prior year quarter, driven by both CTU and AIUS. The increase in operating income for the current quarter was a result of revenue growth at CTU and lower bad debt expense at AIUS.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain non-cash items, as a means to understand the core performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $63.5 million for the current quarter as compared to $49.3 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters ended March 31, 2025 and 2024 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended
	March 31,
Adjusted Operating Income	2025	2024

Operating income	$51,727	$46,278
Depreciation and amortization	11,807	3,016
Adjusted Operating Income	$63,534	$49,294

	For the Quarter Ended
	March 31,
Adjusted Earnings Per Diluted Share	2025	2024

Reported Earnings Per Diluted Share	$0.65	$0.59
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.06	0.02
Total pre-tax adjustments	$0.06	$0.02
Tax effect of adjustments (1)	(0.01)	(0.01)
Total adjustments after tax	0.05	0.01
Adjusted Earnings Per Diluted Share	$0.70	$0.60

(1)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2025 and 2024 (dollars in thousands):

	For the Quarter Ended March 31,
	2025	% of Total Revenue	2024	% of Total Revenue	2025 vs 2024 % Change
TOTAL REVENUE	$213,004		$168,264		26.6%
OPERATING EXPENSES
Educational services and facilities (1)	48,542	22.8%	29,858	17.7%	62.6%
General and administrative: (2)
Advertising and marketing	27,958	13.1%	24,239	14.4%	15.3%
Admissions	22,465	10.5%	20,890	12.4%	7.5%
Administrative	42,947	20.2%	35,797	21.3%	20.0%
Bad debt	7,558	3.5%	6,556	3.9%	15.3%
Total general and administrative expense	100,928	47.4%	87,482	52.0%	15.4%
Depreciation and amortization	11,807	5.5%	3,016	1.8%	291.5%
Asset impairment	-	0.0%	1,630	1.0%	NM
OPERATING INCOME	51,727	24.3%	46,278	27.5%	11.8%

PRETAX INCOME	56,505	26.5%	52,851	31.4%	6.9%
PROVISION FOR INCOME TAXES	12,817	6.0%	13,409	8.0%	-4.4%
Effective tax rate	22.7%		25.4%

NET INCOME	$43,688	20.5%	$39,442	23.4%	10.8%

(1)
Educational services and facilities expense includes costs attributable to the educational activities of our campuses, including: salaries and benefits of faculty, academic administrators and student support personnel, costs of educational supplies and other goods and services, including costs of textbooks and laptops, and rents on leased campus and administrative facilities.
(2)
General and administrative expense includes operating expenses associated with corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials and bad debt expense.

Revenue

Revenue for the first quarter of 2025 ("current quarter") increased by 26.6% or $44.7 million as compared to the prior year quarter. The increase was primarily driven by the acquisition of USAHS completed in December 2024 that was not part of the comparative prior year quarter as well as an increase in revenue at CTU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2025	2024	2025 vs 2024 % Change
Educational services and facilities:
Academics & student related	$42,083	$27,611	52.4%
Occupancy	6,459	2,247	187.4%
Total educational services and facilities	$48,542	$29,858	62.6%

The educational services and facilities expense for the current quarter increased by 62.6% or $18.7 million, compared to the prior year quarter. The increase was due to a full quarter of expenses related to the USAHS acquisition as compared to no expenses in the prior year quarter for USAHS.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2025	2024	2025 vs 2024 % Change
General and administrative:
Advertising and marketing	$27,958	$24,239	15.3%
Admissions	22,465	20,890	7.5%
Administrative	42,947	35,797	20.0%
Bad debt	7,558	6,556	15.3%
Total general and administrative expense	$100,928	$87,482	15.4%

The general and administrative expense for the current quarter increased by 15.4% or $13.4 million as compared to the prior year quarter driven by increases within all expense categories. The increase was primarily due to a full quarter of expenses related to the USAHS acquisition as compared to no expenses in the prior year quarter.

Advertising and marketing expense for the current quarter increased by 15.3% or $3.7 million as compared to the prior year quarter. Excluding USAHS expenses, advertising expenses would have remained relatively flat as compared to the prior year quarter.

Admissions expense for the current quarter increased by 7.5% or $1.6 million as compared to the prior year quarter. Excluding USAHS expenses, admissions expenses would have remained relatively flat as compared to the prior year quarter.

The administrative expense for the current quarter increased by 20.0% or $7.2 million as compared to the prior year quarter. Excluding USAHS expenses, administrative expenses would have increased by 5.6% or $2.0 million as compared to the prior year quarter, driven by increased corporate overhead expenses.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2025	% of Segment Revenue	2024	% of Segment Revenue	2025 vs 2024 % Change
Bad debt expense:
CTU	$5,874	4.9%	$3,028	2.7%	94.0%
AIUS	1,624	3.0%	3,528	6.5%	-54.0%
USAHS (1)	61	0.2%	-	NA	NM
Corporate and Other	(1)	NM	-	NM	NM
Total bad debt expense	$7,558	3.5%	$6,556	3.9%	15.3%

________________

(1) USAHS includes results of operations starting from the acquisition date on December 2, 2024.

Bad debt expense for the current quarter increased by 15.3% or $1.0 million as compared to the prior year quarter. The increase was primarily driven by CTU, which was only partially offset with a decrease at AIUS, due to timing impacts related to student billings versus cash collections.

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

Depreciation and Amortization

Depreciation and amortization expense for the current quarter increased by $8.8 million as compared to the prior year quarter, driven by the USAHS acquisition, which includes amortization for definite-lived intangible assets as well as amortization related to finance leases for ground-based campuses.

Operating Income

Operating income for the current quarter increased by 11.8% or $5.4 million as compared to the prior year quarter. This improvement was primarily driven by higher revenue, which more than offset the increases in operating expenses, as compared to the prior year quarter.

Provision for Income Taxes

For the quarter ended March 31, 2025, we recorded a provision for income taxes of $12.8 million or 22.7% as compared to a provision for income taxes of $13.4 million or 25.4% for the prior year quarter. The effective tax rate for the current quarter was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 5.5% and 1.3%, respectively. The effective tax rate for the prior year quarter was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 1.2% and 1.3%, respectively.

For the full year 2025, we expect our effective tax rate to be between 25.5% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2025	2024	% Change	2025	2024	% Change	2025	2024
REVENUE:
CTU	$119,579	$113,569	5.3%	$46,097	$42,156	9.3%	38.5%	37.1%
AIUS	54,059	54,505	-0.8%	11,884	9,286	28.0%	22.0%	17.0%
USAHS (1)	39,183	-	NM	(330)	-	NM	-0.8%	NM
Corporate and other	183	190	-3.7%	(5,924)	(5,164)	14.7%	NM	NM
Total	$213,004	$168,264	26.6%	$51,727	$46,278	11.8%	24.3%	27.5%

______________________

(1) USAHS includes results of operations beginning on the acquisition date of December 2, 2024. Operating loss for the current quarter includes $8.9 million of depreciation and amortization expense associated with acquired tangible and intangible assets as well as finance leases.

	TOTAL STUDENT ENROLLMENTS
	As of March 31,
	2025	2024	% Change
CTU	33,400	30,200	10.6%
AIUS	10,600	11,100	-4.5%
USAHS (1)	4,200	-	NM
Total	48,200	41,300	16.7%

______________

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

CTU. Current quarter revenue increased by 5.3% or $6.0 million as compared to the prior year quarter. The increase was primarily driven by total student enrollment growth of 10.6% at March 31, 2025 as compared to the prior year quarter. CTU's total student enrollment growth was supported by high levels of student retention and engagement, growth in the corporate student programs and higher levels of prospective student interest.

Current quarter operating income for CTU increased by 9.3% or $3.9 million as compared to the prior year quarter driven by the increase in revenue discussed above, which more than offset increased operating expenses.

AIUS. Current quarter revenue decreased slightly by 0.8% or $0.4 million as compared to the prior year quarter. The decrease was primarily driven by a decrease in total student enrollments of 4.5% at March 31, 2025 as compared to the prior year quarter end.

Current quarter operating income for AIUS increased by 28.0% or $2.6 million as compared to the prior year quarter, primarily driven by decreased bad debt expense, which more than offset the decrease in revenue.

USAHS. Revenue for the current quarter was approximately $39.2 million. USAHS reported an operating loss of approximately $0.3 million for the current quarter driven by $8.9 million of depreciation and amortization expense associated with acquired tangible and intangible assets as well as finance leases.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter increased by 14.7% or $0.8 million as compared to the prior year quarter primarily driven by increased administration costs for the current quarter.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2025, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $612.2 million. Restricted cash as of March 31, 2025 was $21.6 million and primarily related to a letter of credit USAHS is required to maintain with the Department of Education. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2025. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and quarterly dividend payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On February 20, 2024, the Board of Directors of the Company approved a stock repurchase program for up to $50.0 million which commenced March 1, 2024 and expires September 30, 2025. The timing of purchases and the number of shares repurchased under the program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors.

The Board of Directors approved the aforementioned stock repurchase programs believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believed to be the intrinsic value of the Company’s common stock.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2025 and 2024, net cash flows provided by operating activities totaled $65.1 million and $54.5 million, respectively. The increase in net cash flows from operating activities for the current quarter was driven by increased operating income.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments.

For further discussion of Title IV Program funding and other funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarter ended March 31, 2025, net cash flows provided by investing activities totaled $1.2 million compared to net cash flows used in investing activities of $30.8 million for the prior year quarter.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $2.9 million for the current quarter as compared to a net cash outflow of $29.6 million for the prior year quarter.

Capital Expenditures. Capital expenditures increased to $1.7 million for the quarter ended March 31, 2025 as compared to $1.2 million for the quarter ended March 31, 2024. For the full year 2025, we expect capital expenditures to be between 1.0% and 2.0% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2025 and 2024, net cash flows used in financing activities totaled $44.4 million and $15.9 million, respectively. Payments to repurchase shares of our common stock were $25.2 million for the quarter ended March 31, 2025 and $6.8 million for the quarter ended March 31, 2024.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $7.5 million and $3.4 million for the quarters ended March 31, 2025 and 2024, respectively.

Payments of cash dividends and dividend equivalents. During the quarters ended March 31, 2025 and 2024, the Company made dividend and dividend equivalent payments of $9.2 million and $7.2 million, respectively.

Principal payments for finance leases and failed sale leaseback. During the quarter ended March 31, 2025, the Company made payments of $1.7 million for finance leases and a failed sale leaseback, both related to USAHS.

Earnout payments related to business acquisition. During the quarter ended March 31, 2025, the Company made earnout payments of $1.8 million related to the Coding Dojo acquisition.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2024 to March 31, 2025 were as follows (dollars in thousands):

	March 31,	December 31,
	2025	2024	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	45,672	22,807	100%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Income taxes	17,869	4,926	263%
Deferred revenue	62,847	36,740	71%
NON-CURRENT LIABILITIES:
Sale lease-back financing	56,657	-	NA
Construction financing	-	56,500	-100%

Student receivables, net: The increase is driven by timing of student billings for academic terms.

Income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2025.

Deferred revenue: The increase in deferred revenue is partially driven by the USAHS acquisition as well as timing of academic terms and related student billings.

Sale lease-back financing. The increase in sale lease-back financing liability is primarily due to the recategorization of construction financing upon lease commencement due to a failed sale leaseback transaction.

Construction financing. The decrease in construction financing liability is primarily due to the recategorization of sale leaseback upon lease commencement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily changes in interest rates. We use various techniques to manage our interest rate risk. We have no derivative financial instruments or derivative commodity instruments, and believe the risk related to cash equivalents and available-for-sale investments is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, we use asset managers who conduct initial and ongoing credit analyses on our investment portfolio and monitor that investments are in compliance with our investment policy. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline.

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2025, a 100 basis point increase or decrease in average interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of March 31, 2025 and December 31, 2024. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 18, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2024, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $50.0 million of the Company’s outstanding common stock. See Note 12 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2024				$47,106,022
January 1, 2025—January 31, 2025	-	$-	-	47,106,022
February 1, 2025—February 28, 2025	350,000	25.81	350,000	38,065,303
March 1, 2025—March 31, 2025	941,657	25.17	635,000	21,894,476
Total	1,291,657		985,000

(1)
Includes 306,657 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On February 20, 2024, the Board of Directors of the Company approved a stock repurchase program of up to $50.0 million which commenced on March 1, 2024 and expires on September 30, 2025.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

*10.1	2025 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 12, 2025

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: May 1, 2025	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)