Form 10-Q
period 2025-06-30
PERDOCEO EDUCATION Corp
filed 2025-07-31
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 25, 2025: 64,953,379

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2025	2024
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$172,075	$109,130
Restricted cash	21,602	22,623
Total cash, cash equivalents and restricted cash	193,677	131,753
Short-term investments	465,912	459,795
Total cash and cash equivalents, restricted cash and short-term investments	659,589	591,548
Student receivables, gross	71,322	63,925
Allowance for credit losses	(38,094)	(41,118)
Student receivables, net	33,228	22,807
Receivables, other	9,171	5,330
Prepaid expenses	16,384	16,910
Inventories	2,635	3,388
Other current assets	200	171
Total current assets	721,207	640,154

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $78,231 and $67,492 as of June 30, 2025 and December 31, 2024, respectively	87,708	95,508
Right of use asset, net - operating	46,786	50,099
Right of use asset, net - finance	12,817	15,375
Goodwill	258,191	258,012
Intangible assets, net of amortization of $36,354 and $27,725 as of June 30, 2025 and December 31, 2024, respectively	86,377	95,006
Student receivables, gross	9,062	8,597
Allowance for credit losses	(4,220)	(2,402)
Student receivables, net	4,842	6,195
Deferred income tax assets, net	68,774	68,774
Other assets	7,685	7,911
TOTAL ASSETS	$1,294,387	$1,237,034
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,442	$7,792
Lease liability-finance	5,214	5,466
Accounts payable	16,644	12,805
Accrued expenses:
Payroll and related benefits	31,356	35,059
Advertising and marketing costs	6,689	8,135
Income taxes	5,970	4,926
Other	15,785	21,239
Deferred revenue	81,699	36,740
Total current liabilities	168,799	132,162

NON-CURRENT LIABILITIES:
Lease liability-operating	48,230	50,224
Lease liability-finance	8,886	11,555
Sale lease-back financing	56,766	-
Construction financing	-	56,500
Other liabilities	27,075	27,057
Total non-current liabilities	140,957	145,336
Commitments and Contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,041,041 and 91,023,660 shares issued, 64,953,379 and 65,719,224 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	920	910
Additional paid-in capital	713,940	707,212
Accumulated other comprehensive income	722	166
Retained earnings	662,856	595,672
Treasury stock, at cost; 27,087,662 and 25,304,436 shares as of June 30, 2025 and December 31, 2024, respectively	(393,807)	(344,424)
Total stockholders' equity	984,631	959,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,294,387	$1,237,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands, Except Per Share Amounts)	2025	2024	2025	2024
REVENUE:
Tuition and fees, net	$208,375	$165,404	$420,223	$332,402
Other	1,206	1,336	2,362	2,602
Total revenue	209,581	166,740	422,585	335,004

OPERATING EXPENSES:
Educational services and facilities	50,241	27,516	98,783	57,374
General and administrative	97,793	89,311	198,721	176,793
Depreciation and amortization	10,148	3,069	21,955	6,085
Asset impairment	-	838	-	2,468
Total operating expenses	158,182	120,734	319,459	242,720
Operating income	51,399	46,006	103,126	92,284

OTHER INCOME:
Interest income	6,460	7,190	12,936	13,983
Interest expense	(1,611)	(112)	(3,293)	(447)
Miscellaneous (expense) income	(10)	(70)	(26)	45
Total other income	4,839	7,008	9,617	13,581

PRETAX INCOME	56,238	53,014	112,743	105,865
Provision for income taxes	15,210	14,585	28,027	27,994
NET INCOME	41,028	38,429	84,716	77,871

NET INCOME PER SHARE - BASIC:	$0.63	$0.59	$1.29	$1.19

NET INCOME PER SHARE - DILUTED:	$0.62	$0.57	$1.27	$1.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,331	65,611	65,504	65,583
Diluted	66,582	67,077	66,722	66,956

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands)	2025	2024	2025	2024
NET INCOME	$41,028	$38,429	$84,716	$77,871
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	-	(8)	-	(39)
Unrealized gain (loss) on investments	49	(93)	556	(1,016)
Total other comprehensive income (loss)	49	(101)	556	(1,055)
COMPREHENSIVE INCOME	$41,077	$38,328	$85,272	$76,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, April 1, 2025	91,974	$920	(26,438)	$(372,917)	$711,037	$673	$630,542	$970,255
Net income	-	-	-	-	-	-	41,028	41,028
Unrealized gain on investments, net of tax	-	-	-	-	-	49	-	49
Dividends to shareholders, per share $0.13	-	-	-	-	-	-	(8,714)	(8,714)
Treasury stock purchased	-	-	(650)	(20,890)	-	-	-	(20,890)
Share-based compensation expense	-	-	-	-	2,586	-	-	2,586
Common stock issued	67	-	-	-	317	-	-	317
BALANCE, June 30, 2025	92,041	$920	(27,088)	$(393,807)	$713,940	$722	$662,856	$984,631

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, April 1, 2024	90,907	$909	(25,304)	$(344,424)	$698,619	$(1,620)	$512,622	$866,106
Net income	-	-	-	-	-	-	38,429	38,429
Foreign currency translation	-	-	-	-	-	(8)	-	(8)
Unrealized loss on investments, net of tax	-	-	-	-	-	(93)	-	(93)
Dividends to shareholders, per share $0.11	-	-	-	-	-	-	(7,445)	(7,445)
Share-based compensation expense	-	-	-	-	2,250	-	-	2,250
Common stock issued	71	1	-	-	284	-	-	285
BALANCE, June 30, 2024	90,978	$910	(25,304)	$(344,424)	$701,153	$(1,721)	$543,606	$899,524

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2025	91,024	$910	(25,304)	$(344,424)	$707,212	$166	$595,672	$959,536
Net income	-	-	-	-	-	-	84,716	84,716
Unrealized gain on investments, net of tax	-	-	-	-	-	556	-	556
Dividends to shareholders, per share $0.26	-	-	-	-	-	-	(17,532)	(17,532)
Treasury stock purchased	-	-	(1,635)	(46,082)	-	-	-	(46,082)
Earnout payments for business acquisition	-	-	158	4,243	-	-	-	4,243
Share-based compensation expense	-	-	-	-	5,443	-	-	5,443
Common stock issued	1,017	10	(307)	(7,544)	1,285	-	-	(6,249)
BALANCE, June 30, 2025	92,041	$920	(27,088)	$(393,807)	$713,940	$722	$662,856	$984,631

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, January 1, 2024	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421
Net income	-	-	-	-	-	-	77,871	77,871
Foreign currency translation	-	-	-	-	-	(39)	-	(39)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,016)	-	(1,016)
Dividends to shareholders, per share $0.22	-	-	-	-	-	-	(14,871)	(14,871)
Treasury stock purchased	-	-	(385)	(6,769)	-	-	-	(6,769)
Share-based compensation expense	-	-	-	-	4,557	-	-	4,557
Common stock issued	708	7	(193)	(3,435)	1,798	-	-	(1,630)
BALANCE, June 30, 2024	90,978	$910	(25,304)	$(344,424)	$701,153	$(1,721)	$543,606	$899,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended June 30,
(In Thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,716	$77,871
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	-	2,468
Depreciation and amortization expense	21,955	6,085
Bad debt expense	13,015	12,631
Compensation expense related to share-based awards	5,443	4,557
Deferred income taxes	-	562
Changes in operating assets and liabilities	18,776	(11,157)
Net cash provided by operating activities	143,905	93,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(192,891)	(204,060)
Sales of available-for-sale investments	189,272	145,945
Purchases of property and equipment	(4,489)	(2,022)
Business acquisition	854	-
Net cash used in investing activities	(7,254)	(60,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,295	1,805
Purchase of treasury stock	(46,082)	(6,769)
Payments of employee tax associated with stock compensation	(7,544)	(3,435)
Payments of cash dividends and dividend equivalents	(17,718)	(14,613)
Earnout payments for business acquisition	(1,757)	-
Principal payments for finance lease	(2,432)	-
Principal payments for failed sale leaseback	(489)	-
Net cash used in financing activities	(74,727)	(23,012)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	61,924	9,868
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	131,753	119,021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$193,677	$128,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

Perdoceo’s accredited academic institutions offer a quality postsecondary education to a diverse student population, with fully online, campus-based and hybrid learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”), the American InterContinental University System (“AIUS” or “AIU System”) and University of St. Augustine for Health Sciences ("USAHS") – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. USAHS prepares medical professionals to provide quality medical care to communities across the country primarily through its graduate health sciences degree offerings in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Perdoceo's academic institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers and communities needing a qualified workforce.

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

Operating results for the quarter and year to date ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

The purchase price of $137.0 million for USAHS was allocated to the preliminary fair values of acquired tangible and identifiable intangible assets of $268.5 million and assumed liabilities of $131.5 million as of December 2, 2024. The purchase price consisted of an initial cash payment made in December 2024, and a working capital true up of $0.8 million, which was received in April 2025. Based on our preliminary purchase price allocation, we have recorded goodwill of $17.0 million. Goodwill reflects the inherent value of the acquired workforce as well as revenue growth opportunities following the acquisition. All of this goodwill balance will not be deductible for income tax reporting purposes. Management's purchase price allocation is provisional as the fair value of deferred tax assets are still being finalized, primarily due to the timing of the acquisition which occurred in December 2024.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of acquisition date (dollars in thousands):

USAHS
December 2, 2024
Assets:
Student and other receivables	$1,771
Prepaid assets	4,727
Property, plant and equipment	78,800
ROU assets	53,271
Intangible assets
Trade name (indefinite-lived)	9,800
Customer relationships (2 year life)	14,000
Course curriculum (4 year life)	15,500
Accreditation rights (12 year life)	25,000
Deferred tax asset, net	47,626
Other assets	977
Goodwill	17,029
Total assets acquired	$268,501
Liabilities:
Accounts payable and other accrued liabilities	$9,269
Deferred revenue	10,137
Lease liabilities	55,625
Construction financing	56,500
Total liabilities assumed	$131,531

Net assets acquired	$136,970

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

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$294,361	$738	$(90)	$295,009
Treasury and federal agencies	170,661	305	(63)	170,903
Total short-term investments (available-for-sale)	$465,022	$1,043	$(153)	$465,912

	December 31, 2024
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$246,070	$466	$(278)	$246,258
Treasury and federal agencies	213,394	258	(115)	213,537
Total short-term investments (available-for-sale)	$459,464	$724	$(393)	$459,795

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

There were no realized gains or losses from the sale of investments for the quarters and years to date ended June 30, 2025 and June 30, 2024.

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

As of June 30, 2025, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available-for-sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 - Fair Value Measurements at June 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	As of June 30, 2025
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$33,814	$-	$33,814
Cash and cash equivalents - commercial paper	-	4,988	4,988
Short-term investments - non-governmental debt securities	-	295,009	295,009
Short-term investments - treasury and federal agencies	-	170,903	170,903
Totals	$33,814	$470,900	$504,714

	As of December 31, 2024
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$30,189	$-	$30,189
Cash and cash equivalents - federal agency debt securities	-	13,078	13,078
Short-term investments - non-governmental debt securities	-	246,258	246,258
Short-term investments - treasury and federal agencies	-	213,537	213,537
Totals	$30,189	$472,873	$503,062

Equity Method Investment

We make periodic operating maintenance payments to an equity affiliate. The total fees recorded during the quarters and years to date ended June 30, 2025 and 2024 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended June 30, 2025	$452
For the quarter ended June 30, 2024	$423
For the year to date ended June 30, 2025	$880
For the year to date ended June 30, 2024	$867

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended June 30, 2025 and 2024 (dollars in thousands):

	For the Quarter Ended June 30, 2025					For the Quarter Ended June 30, 2024
	CTU	AIUS	USAHS (3)	Corporate and Other	Total	CTU	AIUS	USAHS (3)	Corporate and Other	Total
Tuition and fees, net (1)	$117,188	$54,492	$36,695	$-	$208,375	$111,976	$53,428	$-	$-	$165,404
Other revenue (2)	782	231	2	191	1,206	852	294	-	190	1,336
Total revenue	$117,970	$54,723	$36,697	$191	$209,581	$112,828	$53,722	$-	$190	$166,740

	For the Year to Date Ended June 30, 2025					For the Year to Date Ended June 30, 2024
	CTU	AIUS	USAHS (3)	Corporate and Other	Total	CTU	AIUS	USAHS (3)	Corporate and Other	Total
Tuition and fees, net (1)	$236,025	$108,322	$75,876	$-	$420,223	$224,756	$107,646	$-	$-	$332,402
Other revenue (2)	1,524	460	4	374	2,362	1,641	581	-	380	2,602
Total revenue	$237,549	$108,782	$75,880	$374	$422,585	$226,397	$108,227	$-	$380	$335,004

__________________

(1)
Tuition and fees, net, includes revenue earned for all degree-granting programs as well as revenue earned for non-degree and professional development programs.
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

The amount of deferred revenue balances which are being offset with contract assets balances as of June 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	As of
	June 30, 2025	December 31, 2024
Gross deferred revenue	$113,585	$61,291
Gross contract assets	(31,886)	(24,551)
Deferred revenue, net	$81,699	$36,740

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2025				For the Quarter Ended June 30, 2024
	CTU	AIUS	USAHS (2)	Total	CTU	AIUS	USAHS (2)	Total
Gross deferred revenue, April 1	$98,841	$28,348	$14,302	$141,491	$82,320	$36,619	$-	$118,939
Revenue earned from prior balances	(88,396)	(24,150)	(12,889)	(125,435)	(69,946)	(29,510)	-	(99,456)
Billings during period(1)	87,979	42,132	49,143	179,254	97,465	39,022	-	136,487
Revenue earned for new billings during the period	(28,792)	(30,342)	(23,806)	(82,940)	(42,030)	(23,918)	-	(65,948)
Other adjustments	1,234	258	(277)	1,215	71	692	-	763
Gross deferred revenue, June 30	$70,866	$16,246	$26,473	$113,585	$67,880	$22,905	$-	$90,785

	For the Year to Date Ended June 30, 2025				For the Year to Date Ended June 30, 2024
	CTU	AIUS	USAHS (2)	Total	CTU	AIUS	USAHS (2)	Total
Gross deferred revenue, January 1	$40,082	$19,641	$1,568	$61,291	$42,531	$21,439	$-	$63,970
Revenue earned from prior balances	(34,980)	(17,819)	(455)	(53,254)	(37,248)	(19,653)	-	(56,901)
Billings during period(1)	266,607	104,604	101,530	472,741	250,342	108,799	-	359,141
Revenue earned for new billings during the period	(201,045)	(90,503)	(75,421)	(366,969)	(187,508)	(87,993)	-	(275,501)
Other adjustments	202	323	(749)	(224)	(237)	313	-	76
Gross deferred revenue, June 30	$70,866	$16,246	$26,473	$113,585	$67,880	$22,905	$-	$90,785

______________

(1)
Billings during period includes adjustments for prior billings.
(2)
USAHS includes deferred revenue starting from the acquisition date on December 2, 2024.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.2 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively. Students are typically entitled to a partial refund until approximately a little more than halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $4.8 million and $6.2 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$42,866	$38,554	$43,520	$37,782
Provision for credit losses	5,457	6,075	13,015	12,631
Amounts written-off	(6,426)	(7,821)	(15,077)	(14,053)
Recoveries	417	463	856	911
Balance, end of period	$42,314	$37,271	$42,314	$37,271

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended June 30, 2025	For the Quarter Ended June 30, 2024
Lease expenses (1)
Operating fixed lease expenses	$2,594	$1,122
Finance lease and failed sale leaseback amortization expense	1,573	-
Finance lease and failed sale leaseback interest expense	1,557	-
Variable lease expenses	1,100	279
Sublease income (2)	(91)	-
Total lease expenses	$6,733	$1,401

Other information
Gross operating cash flows for operating leases (3)	$(3,271)	$(2,016)
Gross operating cash flows for finance leases and failed sale leasebacks	(1,451)	-
Gross financing cash flows for finance leases	(1,225)	-
Operating cash flows from subleases (3)	91	-

	For the Year to Date Ended June 30, 2025	For the Year to Date Ended June 30, 2024
Lease expenses (1)
Operating fixed lease expenses	$5,207	$2,566
Finance lease and failed sale leaseback amortization expense	3,146	-
Finance lease and failed sale leaseback interest expense	3,129	-
Variable lease expenses	2,218	337
Sublease income (2)	(168)	-
Total lease expenses	$13,532	$2,903

Other information
Gross operating cash flows for operating leases (3)	$(7,184)	$(4,482)
Gross operating cash flows for finance leases and failed sale leasebacks	(2,866)	-
Gross financing cash flows for finance leases	(2,432)	-
Gross financing cash flows for failed sale leaseback	(489)	-
Operating cash flows from subleases (3)	168	-
	As of June 30, 2025	As of June 30, 2024
Weighted average remaining lease term (in months) – operating leases	89	69
Weighted average remaining lease term (in months) – finance leases	31	-

Weighted average discount rate – operating leases	6.2%	5.1%
Weighted average discount rate– finance leases	5.9%	-

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

Future minimum lease payments for sale-leaseback financing transactions as of June 30, 2025 are as follows:

Sale Leaseback Payments

2025 (1)	$2,472
2026	5,043
2027	5,143
2028	5,246
2029	5,351
2030 and thereafter	133,284
Total minimum lease payments	$156,539

Less – Amount representing interest	(113,555)
Present value of minimum lease payments	42,984
Plus - liability remaining at term end representing residual value of asset	13,782
Failed sale leaseback liability	56,766

__________________

(1)
Liabilities remaining for the year ending December 31, 2025.

9. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.5 million and $1.2 million at June 30, 2025 and December 31, 2024, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

United States of America, ex rel. Fiorisce LLC v. Perdoceo Education Corporation, Colorado Technical University, Inc. and American InterContinental University, Inc. On July 19, 2023, we became aware of an amended complaint filed in the U.S. District Court for the District of Colorado on May 19, 2023. The original complaint was filed under seal on February 25, 2021 by a former employee of Colorado Technical University through a limited liability company, on behalf of herself, any other interested parties affiliated with the LLC and the federal government. On July 18, 2023, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice ("DOJ") had declined to intervene in the action on February 3, 2023. The company had previously received a Civil Investigative Demand ("CID") on April 8, 2022 from the DOJ and had been cooperating with the DOJ in its review. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If she is successful, she would receive a portion of the federal government’s recovery. The amended complaint alleges violations of the False Claims Act related to the company’s compliance with federal financial aid credit hour requirements in connection with its use of its learning management system. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On January 4, 2024, the Court granted a motion to dismiss with respect to Perdoceo Education Corporation and American InterContinental University, Inc. which removes them as defendants in the case. The Court’s dismissal was “without prejudice”, which allows the relator in the case the opportunity to amend and refile a further amended complaint with respect to those two parties. On May 16, 2025, the Court granted the relator’s request to amend its complaint for a second time to again include Perdoceo Education Corporation, but not American InterContinental University, Inc., as a defendant. Relator filed its second amended complaint on May 19, 2025.

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

Because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions. Accordingly, we have not recognized any liability associated with these actions.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
Pretax income	$56,238	$53,014	$112,743	$105,865
Provision for income taxes	$15,210	$14,585	$28,027	$27,994
Effective rate	27.0%	27.5%	24.9%	26.4%

The effective tax rate for the quarter and year to date ended June 30, 2025 was impacted by the tax effect of stock-based compensation, which decreased the effective tax rate for the quarter and year to date by 0.3% and 2.9%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2025 also includes the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 1.7% and 1.5%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2024 was impacted by the tax effect of stock-based compensation, which decreased the effective tax rate for the quarter and year to date by 0.2% and 0.7%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2024 also includes the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 1.2% and 1.3%, respectively. As of June 30, 2025, a valuation allowance of $12.0 million was maintained with respect to our equity investment and state net operating losses.

The income tax rate for the quarter and year to date ended June 30, 2025 does not take into account the possible future reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2025, we had accrued $4.8 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Company’s federal income tax filings are open to examinations for the tax years ended December 31, 2021 and forward.

On July 4, 2025, President Trump signed into law Public Law No. 119-21 (2025) (the “Act”), nicknamed the “One Big Beautiful Bill,” which introduces comprehensive tax reform measures. The Company is currently evaluating the potential impacts of the legislation. Certain provisions of the Act may result in favorable adjustments to deferred taxes and income taxes payable, particularly those related to the 100% bonus depreciation for qualifying assets placed in service after January 19, 2025, and the immediate expensing of domestic research expenditures. While we continue to assess the overall effect of the new law on our consolidated financial statements, we currently do not expect the legislation to have a material impact on our estimated annual effective tax rate for 2025.

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

Restricted Stock Units

For each of the quarters ended June 30, 2025 and 2024, the Company granted less than 0.1 million restricted stock units in each period which are not "performance-based" and which have a grant-date fair value of approximately $1.3 million and $1.0 million. For the years to date ended June 30, 2025 and 2024, the Company granted approximately 0.2 million and 0.3 million restricted stock units, respectively, which are not "performance-based" and which have a grant-date fair value of approximately $6.5 million and $5.3 million, respectively.

For the years to date ended June 30, 2025 and 2024, the Company granted approximately 0.2 million restricted stock units in each period which are "performance-based" and which have a grant-date fair value of approximately $3.8 million and $3.5 million, respectively. There were no performance-based restricted stock units granted during each of the quarters ended June 30, 2025 and 2024. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2025 and 2024 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters and years to date ended June 30, 2025 and 2024.

Share-Based Compensation Expense

For the quarters ended June 30, 2025 and 2024, the total share-based compensation expense was approximately $2.6 million and $2.3 million, respectively. For the years to date ended June 30, 2025 and 2024, the total share-based compensation expense was approximately $5.4 million and $4.6 million, respectively.

As of June 30, 2025, we estimate that total compensation expense of approximately $21.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the year to date ended June 30, 2025, we repurchased 1.6 million shares of our common stock for $46.1 million at an average price of $28.19 per share and during the year to date ended June 30, 2024, we repurchased 0.4 million shares for $6.8 million at an average price of $17.60. During the quarter ended June 30, 2025, we repurchased 0.7 million shares of our common stock for $20.9 million at an average price of $32.14 per share. During the quarter ended June 30, 2024, the Company did not repurchase any shares of our common stock.

As of June 30, 2025, approximately $1.0 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2025 and 2024 were as follows (shares in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2025	2024	2025	2024
Basic common shares outstanding	65,331	65,611	65,504	65,583
Common stock equivalents	1,251	1,466	1,218	1,373
Diluted common shares outstanding	66,582	67,077	66,722	66,956

Certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. There were no anti-dilutive options for the quarter and year to date ended June 30, 2025. For the quarter and year to date ended June 30, 2024, less than 0.1 million shares were excluded for each of the periods from the computations of diluted earnings per share.

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

As of June 30, 2025, our three reporting segments are:

•
Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2025, students enrolled at CTU represented approximately 69% of our total enrollments. Approximately 98% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

•
The American InterContinental University System (AIUS or AIU System) is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2025, students enrolled at AIUS represented approximately 23% of our total enrollments. Approximately 98% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.
•
University of St. Augustine for Health Sciences (USAHS) is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education opportunities. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs and prepares professionals to serve and provide quality medical care to communities across the country. Students pursue their degrees through a network of campuses and through its online programs. As of June 30, 2025, students enrolled at USAHS represented approximately 8% of our total enrollments.

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

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue				Operating Income (Loss)
	2025	% of Total	2024	% of Total	2025	2024
CTU	$117,970	56.3%	$112,828	67.7%	$46,262	$42,890
AIUS	54,723	26.1%	53,722	32.2%	12,080	12,926
USAHS (1)	36,697	17.5%	-	0.0%	(1,694)	-
Corporate and Other	191	0.1%	190	0.1%	(5,249)	(9,810)
Total	$209,581	100.0%	$166,740	100.0%	$51,399	$46,006

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2025	% of Total	2024	% of Total	2025	2024
CTU	$237,549	56.2%	$226,397	67.6%	$92,359	$85,046
AIUS	108,782	25.7%	108,227	32.3%	23,964	22,212
USAHS (1)	75,880	18.0%	-	0.0%	(2,024)	-
Corporate and Other	374	0.1%	380	0.1%	(11,173)	(14,974)
Total	$422,585	100.0%	$335,004	100.0%	$103,126	$92,284

	Total Assets as of (2)
	June 30, 2025	December 31, 2024
CTU	$197,529	$189,663
AIUS	158,757	150,437
USAHS (1)	345,030	306,552
Corporate and Other	593,071	590,382
Total	$1,294,387	$1,237,034

(1)
USAHS includes results of operations starting from the acquisition date on December 2, 2024.

(2)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between segments and corporate and other.

Significant expense category by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30, 2025			For the Quarter Ended June 30, 2024
Significant expense categories	CTU	AIUS	USAHS (1)	CTU	AIUS	USAHS (1)
Academics and student related	$17,644	$10,318	$15,978	$15,481	$10,172	$-
Advertising and marketing	13,513	9,729	3,798	12,863	10,269	-
Admissions	12,627	8,393	1,330	11,807	8,157	-
Administrative (2)	22,593	9,813	5,659	22,565	8,986	-
Bad debt	2,545	2,635	279	5,000	1,073	-
Depreciation and amortization	2,161	702	7,204	2,148	840	-
All other expenses (3)	625	1,053	4,143	74	1,299	-

	For the Year to Date Ended June 30, 2025			For the Year to Date Ended June 30, 2024
Significant expense categories	CTU	AIUS	USAHS (1)	CTU	AIUS	USAHS (1)
Academics and student related	$33,616	$20,618	$31,394	$32,722	$20,122	$-
Advertising and marketing	27,036	20,185	7,776	26,073	21,298	-
Admissions	25,159	16,940	2,717	23,985	16,869	-
Administrative (2)	45,407	19,254	10,807	43,655	18,944	-
Bad debt	8,419	4,259	340	8,028	4,601	-
Depreciation and amortization	4,297	1,421	16,074	4,238	1,685	-
All other expenses (3)	1,256	2,141	8,796	2,650	2,496	-

_________________________

(1)
USAHS includes financial information starting from the acquisition date on December 2, 2024.
(2)
Administrative expense includes allocations from Corporate and Other.
(3)
All other expenses primarily include occupancy and asset impairment.

15. SUBSEQUENT EVENT

On July 31, 2025, the Board of Directors of the Company approved a stock repurchase program for up to $75.0 million which will commence on July 31, 2025 and expires January 31, 2027. The stock repurchase program replaced the previous stock repurchase program. The other terms of the stock repurchase program are consistent with the Company’s previous stock repurchase program.

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
•
Summary of Critical Accounting Policies and Estimates
•
Liquidity, Financial Position and Capital Resources

OVERVIEW

Perdoceo’s accredited academic institutions offer a quality postsecondary education to a diverse student population, with fully online, campus-based and hybrid learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”), the American InterContinental University System (“AIUS” or “AIU System”) and University of St. Augustine for Health Sciences ("USAHS") – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. USAHS prepares medical professionals to provide quality medical care to communities across the country primarily through its graduate health sciences degrees offerings in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Perdoceo's academic institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers and communities needing a qualified workforce.

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

2025 Second Quarter Overview

During the second quarter ended June 30, 2025 ("current quarter"), our academic institutions remained focused on furthering their goal of changing lives through education and preparing learners for essential skills needed in today’s job market. CTU and AIUS offer a wide array of career-focused degree programs which help learners thrive in today’s evolving job market, while USAHS prepares professionals to serve communities across the country with quality medical care. The total enrollment growth at our academic institutions during the current quarter reinforced and validated our strategy of prioritizing student experiences and academic outcomes that, we believe, should ultimately support sustainable and responsible growth.

Total student enrollments increased 17.4% at June 30, 2025 as compared to June 30, 2024. CTU's total student enrollments increased 7.4% as compared to the prior year quarter end, primarily supported by high levels of student retention and engagement, growth within the corporate student program and higher levels of prospective student interest. Total student enrollments increased 7.1% at AIUS for the current quarter end as compared to the prior year quarter end, driven by the academic calendar at AIUS that resulted in a higher number of enrollment days in the current quarter as compared to the prior year quarter and underlying organic enrollment growth. Lastly, for USAHS, the summer term which began in May of 2025 had total student enrollments of 4,000 as of the current quarter end. New enrollments for the summer term included growth in programs such as nursing and speech language therapy as well as the introduction of new modalities for the Doctorate of Physical Therapy program. USAHS has a traditional university calendar with three academic terms and multiple campuses for in-person classes in California, Texas and Florida. USAHS continues to expand its program offerings in terms of new modalities and current campus locations, with the goal of maximizing the geographical area they serve while providing students with a wider choice in taking their courses between online instruction and in person instruction at a campus location as well as hybrid options in between.

For the current quarter, our academic institutions experienced increased levels of prospective student interest and we continued to refine our marketing and admissions spending strategies, including selectively leveraging generative artificial intelligence to identify and engage with prospective students who, we believe, are more likely to succeed at one of our academic institutions. We also continued to upgrade and enhance our technology within admissions, enrollment and student support processes to ensure that our teams are well-equipped to guide and support the growing number of students enrolled at one of our academic institutions throughout their education journey. Additionally, we maintained our commitment to training and developing our admissions, enrollment, and student support teams, ensuring they are fully prepared to assist the increasing number of students throughout their educational journey at our academic institutions.

We expect the high levels of student retention and student engagement we experienced through the second quarter of 2025, as well as the prospective student interest experienced, to continue through the remainder of 2025. As a result, full year revenue is expected to be higher for 2025 due to the USAHS acquisition as well as growth in revenue and student enrollments within CTU and AIUS.

Financial Highlights

Revenue for the current quarter increased by 25.7% or $42.8 million as compared to the prior year quarter, primarily due to $36.7 million of revenue from the USAHS acquisition which was completed in December 2024 and therefore did not have comparable results in the prior year quarter. CTU and AIUS also contributed to the increase in revenue due to growth in total student enrollments driven by strong student retention and engagement trends along with increased prospective student interest.

Operating income for the current quarter increased to $51.4 million as compared to operating income of $46.0 million in the prior year quarter, driven by increased operating income within CTU and reduced operating losses within Corporate and Other. The increase in operating income for the current quarter was a result of revenue growth at CTU and lower acquisition-related expenses in Corporate and Other as compared to the prior year quarter.

The Company believes it is useful to present non-GAAP financial measures, which exclude certain non-cash items, as a means to understand the core performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $61.5 million for the current quarter as compared to $49.1 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended June 30, 2025 and 2024 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended		For the Year to Date Ended
	June 30,		June 30,
Adjusted Operating Income	2025	2024	2025	2024

Operating income	$51,399	$46,006	$103,126	$92,284
Depreciation and amortization	10,148	3,069	21,955	6,085
Adjusted Operating Income	$61,547	$49,075	$125,081	$98,369

	For the Quarter Ended		For the Year to Date Ended
	June 30,		June 30,
Adjusted Earnings Per Diluted Share	2025	2024	2025	2024

Reported Earnings Per Diluted Share	$0.62	$0.57	$1.27	$1.16
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.06	0.02	0.13	0.04
Total pre-tax adjustments	$0.06	$0.02	$0.13	$0.04
Tax effect of adjustments (1)	(0.01)	-	(0.03)	(0.01)
Total adjustments after tax	0.05	0.02	0.10	0.03
Adjusted Earnings Per Diluted Share	$0.67	$0.59	$1.37	$1.19

(1)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

Recent Legislative Development

On July 4, 2025, President Trump signed into law Public Law No. 119-21 (2025) (the “Act”), nicknamed the “One Big Beautiful Bill,” a multi-faceted reconciliation package that includes changes impacting many areas of government spending. The Act includes a number of changes to federal student aid programs under the Higher Education Act of 1965, as amended (“HEA”), including eliminating and replacing Grad PLUS loans for new graduate and professional students, imposing new annual and lifetime borrowing limits across multiple loan programs, establishing an earnings-based eligibility requirement for federal loans that applies equally to all higher education institutions, and adopting new loan repayment options. The changes generally take effect beginning July 1, 2026, and apply prospectively to new borrowers, however some of the changes will require regulations to be promulgated by the Department. Also, existing students as of the effective date are grandfathered in existing loan programs for up to three years while they complete their existing program of study.

Loan Limits

Under existing law, federal loan limits for undergraduate students are tiered by academic year, with separate ceilings for subsidized and unsubsidized federal Stafford Loans. Graduate and professional students, in turn, may borrow under the Grad PLUS loan program up to the full cost of attendance without regard to any loan limits, subject only to basic credit criteria and the cost of attendance. Parent PLUS loans similarly allowed creditworthy parents to borrow without regard to specific loan limits, provided the amount did not exceed their child’s cost of attendance minus other aid.

For undergraduate students, the Act maintains annual and aggregate borrowing limits, with different limits for dependent and independent students. For graduate and professional students, the Act replaces the Grad PLUS loan program with new higher unsubsidized Direct Stafford loan annual and aggregate loan limits, with both annual and aggregate limits for professional students being higher than for graduate students. The Act also sets a lifetime aggregate loan limit that is inclusive of any undergraduate debt. Parent PLUS loans now include both annual and aggregate loan limits. The Act also provides a lifetime aggregate student loan limit, which applies to all federal student loan borrowers, regardless of academic program or degree level.

While we continue to evaluate the Act, the Company believes that the new federal loan levels are generally sufficient to meet the level of borrowing typical students make while enrolled in our institutions’ programs. Pursuant to the Act’s transition provisions, current graduate and professional students and parents of dependent undergraduate students, who received a federal loan prior to July 1, 2026, may continue borrowing under the prior Grad and Parent PLUS loan programs for up to three additional academic years, or the remainder of the borrower’s expected time to credential, whichever is less, provided the student remains continuously enrolled in the same program. See Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

New Earnings Premium Requirement

The Act introduces a new earnings-based eligibility requirement for federal loan access that applies to all institutions, public, private nonprofit, and for-profit. Under the eligibility requirement, graduates from an institution’s programs other than undergraduate certificate programs must meet or exceed specified earnings thresholds. Programs that do not meet these benchmarks risk losing access to federal student loans only, not grants.

Under the new earnings metric, by program, the Department evaluates the median earnings of graduates who received Title IV federal student aid four years after completion. The calculation includes only those graduates who are actively employed in two of three years and not enrolled in additional postsecondary education. For undergraduate programs, a program fails the test if median earnings for those graduates fall below those of working adults aged 25 to 34 with only a high school diploma or equivalent. For graduate and professional programs, the comparison group is working adults in the same age range whose highest credential is a bachelor’s degree. If a program fails this test in two of the three most recent years for which data is available, it becomes ineligible to participate in federal student loan programs.

The Act includes institutional obligations and several procedural safeguards. The Department is required by the Act to establish a formal appeals process. During the pendency of an appeal, the Secretary may permit the institution to maintain participation in federal financial aid programs. Institutions are required to provide timely warnings to students enrolled in any program that fails to meet the earnings threshold in a given year. For programs that lose eligibility under this framework, institutions may seek to regain access to federal student loans after a period of at least two years. It is anticipated the Department will publish regulations, after completion of a negotiated rulemaking, notice and comment, to fully implement the earnings measure under the Act.

The Company believes that this new universally applied earnings requirement will be less restrictive than the existing gainful employment rules. Although the gainful employment rules remain in place following the passage of the Act, existing legal challenges and the passage of this new universal requirement present potential opportunities for the Department to eliminate it as a redundant program assessment measure. We are continuing to evaluate this new requirement, but as with gainful employment, given the complexity of the rule, lack of availability of the earnings data used to calculate the metrics and lack of formal regulations, we are unable to determine the ultimate impact of this requirement on our business at this time. See Item 1, “Business - Student Financial Aid and Related Federal Regulation – GE and FVT Negotiated Rulemaking,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Borrower Defense and Closed School Loan Discharge Relief

The Act delays implementation of the Biden administration regulations on borrower defense to repayment and closed school loan discharges for 10 years, to July 1, 2035, which reinstates the rules promulgated under the first Trump administration. These regulations remain the subject of a legal challenge currently pending with the Supreme Court of the United States. See Item 1, “Business - Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – ‘Borrower Defense to Repayment’” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Streamlined Loan Repayment Programs

The Act consolidates federal student loan repayment options, reducing them to two primary plans starting July 1, 2026: a standard repayment plan where borrowers make fixed payments with terms ranging from 10 to 25 years based on amount borrowed, and a new income-driven Repayment Assistance Plan (“RAP”) that offers loan forgiveness after 30 years. Existing income-driven repayment plans will be phased out by July 2026, requiring both new and existing borrowers to transition to the new repayment structure. These changes may affect students’ ability to manage loan repayment and could influence enrollment decisions, particularly among non-traditional and graduate students.

The ultimate impact of the Act on our business, financial condition, and results of operations will depend on the final implementing regulations and the responses of our current and prospective students and other stakeholders.

Regulatory Update

On July 24, 2025, the Department announced its intent to establish two negotiated rulemaking committees scheduled to meet this fall. One committee will consider changes to the Federal student loan programs and the other committee will consider changes to institutional and programmatic accountability, including the Pell Grant Program and other changes. This rulemaking is necessary to implement the statutory changes to the Title IV, HEA programs included in the Act, as well as to implement other Administration priorities. We believe the negotiated rulemaking will also include discussion of the current gainful employment and financial value transparency regulations that overlap with requirements under the Act's earnings premium provisions. While the Secretary has authority to early implement aspects of new regulations that do not adversely affect regulated entities, under the Administrative Procedure Act's master calendar provisions, any new regulations would generally not become effective until July 1, 2027 if final regulations are published in the federal register on or before November 1, 2026.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2025 and 2024 (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2025	% of Total Revenue	2024	% of Total Revenue	2025 vs 2024 % Change	2025	% of Total Revenue	2024	% of Total Revenue	2025 vs 2024 % Change
TOTAL REVENUE	$209,581		$166,740		25.7%	$422,585		$335,004		26.1%
OPERATING EXPENSES
Educational services and facilities (1)	50,241	24.0%	27,516	16.5%	82.6%	98,783	23.4%	57,374	17.1%	72.2%
General and administrative: (2)
Advertising and marketing	27,039	12.9%	23,132	13.9%	16.9%	54,997	13.0%	47,371	14.1%	16.1%
Admissions	22,351	10.7%	19,964	12.0%	12.0%	44,816	10.6%	40,854	12.2%	9.7%
Administrative	42,946	20.5%	40,140	24.1%	7.0%	85,893	20.3%	75,937	22.7%	13.1%
Bad debt	5,457	2.6%	6,075	3.6%	-10.2%	13,015	3.1%	12,631	3.8%	3.0%
Total general and administrative expense	97,793	46.7%	89,311	53.6%	9.5%	198,721	47.0%	176,793	52.8%	12.4%
Depreciation and amortization	10,148	4.8%	3,069	1.8%	230.7%	21,955	5.2%	6,085	1.8%	260.8%
Asset impairment	-	0.0%	838	0.5%	NM	-	0.0%	2,468	0.7%	NM
OPERATING INCOME	51,399	24.5%	46,006	27.6%	11.7%	103,126	24.4%	92,284	27.5%	11.7%

PRETAX INCOME	56,238	26.8%	53,014	31.8%	6.1%	112,743	26.7%	105,865	31.6%	6.5%
PROVISION FOR INCOME TAXES	15,210	7.3%	14,585	8.7%	4.3%	28,027	6.6%	27,994	8.4%	0.1%
Effective tax rate	27.0%		27.5%			24.9%		26.4%

NET INCOME	$41,028	19.6%	$38,429	23.0%	6.8%	$84,716	20.0%	$77,871	23.2%	8.8%

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

Revenue

The current quarter and year to date revenue increased by 25.7% or $42.8 million and 26.1% or $87.6 million, respectively, as compared to the prior year periods. The increase was primarily driven by the acquisition of USAHS completed in December 2024 that was not part of the comparative prior year periods as well as increases in revenue for both the current quarter and year to date at both CTU and AIUS.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2025	2024	2025 vs 2024 % Change	2025	2024	2025 vs 2024 % Change
Educational services and facilities:
Academics & student related	$44,338	$26,055	70.2%	$86,421	$53,666	61.0%
Occupancy	5,903	1,461	304.0%	12,362	3,708	233.4%
Total educational services and facilities	$50,241	$27,516	82.6%	$98,783	$57,374	72.2%

The educational services and facilities expense for the current quarter and year to date increased by 82.6% or $22.7 million and 72.2% or $41.4 million, respectively, as compared to the prior year periods. The increase was primarily due to a full quarter of expenses related to the USAHS acquisition as compared to no expenses in the prior year periods for USAHS.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2025	2024	2025 vs 2024 % Change	2025	2024	2025 vs 2024 % Change
General and administrative:
Advertising and marketing	$27,039	$23,132	16.9%	$54,997	$47,371	16.1%
Admissions	22,351	19,964	12.0%	44,816	40,854	9.7%
Administrative	42,946	40,140	7.0%	85,893	75,937	13.1%
Bad debt	5,457	6,075	-10.2%	13,015	12,631	3.0%
Total general and administrative expense	$97,793	$89,311	9.5%	$198,721	$176,793	12.4%

The general and administrative expense for the current quarter and year to date increased by 9.5% or $8.5 million and 12.4% or $21.9 million, respectively, as compared to the prior year periods. The increase was primarily due to a full quarter of expenses related to the USAHS acquisition as compared to no expenses in the prior year quarter.

Advertising and marketing expense for the current quarter and year to date increased by 16.9% or $3.9 million and 16.1% or $7.6 million, respectively, as compared to the prior year periods. Excluding USAHS expenses, advertising expenses would have remained relatively flat as compared to the prior year periods.

Admissions expense for the current quarter and year to date increased by 12.0% or $2.4 million and 9.7% or $4.0 million, respectively, as compared to the prior year periods. Excluding USAHS expenses, admissions expenses would have increased 5.3% or $1.1 million and 3.0% or $1.2 million, respectively, as compared to the prior year periods.

The administrative expense for the current quarter and year to date increased by 7.0% or $2.8 million and 13.1% or $10.0 million, respectively, as compared to the prior year periods. Excluding USAHS expenses, administrative expenses would have decreased 7.1% or $2.9 million for the current quarter as compared to the prior year period, and remained relatively flat for the year to date as compared to the prior year period.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2025	% of Segment Revenue	2024	% of Segment Revenue	2025 vs 2024 % Change	2025	% of Segment Revenue	2024	% of Segment Revenue	2025 vs 2024 % Change
Bad debt expense:
CTU	$2,545	2.2%	$5,000	4.4%	-49.1%	$8,419	3.5%	$8,028	3.5%	4.9%
AIUS	2,635	4.8%	1,073	2.0%	145.6%	4,259	3.9%	4,601	4.3%	-7.4%
USAHS (1)	279	0.8%	-	NA	NM	340	0.4%	-	NA	NM
Corporate and Other	(2)	NM	2	NM	NM	(3)	NM	2	NM	NM
Total bad debt expense	$5,457	2.6%	$6,075	3.6%	-10.2%	$13,015	3.1%	$12,631	3.8%	3.0%

________________

(1) USAHS includes results of operations starting from the acquisition date on December 2, 2024.

Bad debt expense for the current quarter decreased by 10.2% or $0.6 million and increased by 3.0% or $0.4 million for the current year to date, as compared to the prior year periods. The improvement in the current quarter was primarily driven by CTU, fully offsetting an increase at AIUS and expense associated with the USAHS acquisition. The year to date increase was primarily due to a full quarter of USAHS expense, compared to none in the prior year period.

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

Depreciation and Amortization

Depreciation and amortization expense for the current quarter and year to date increased by $7.1 million and $15.9 million as compared to the prior year periods, driven by the USAHS acquisition, which includes amortization for definite-lived intangible assets as well as amortization related to finance leases for ground-based campuses.

Operating Income

Operating income for the current quarter and year to date increased by 11.7% or $5.4 million and 11.7% or $10.8 million as compared to the prior year periods. This improvement was primarily driven by increased revenue, which more than offset the increases in operating expenses, as compared to the prior year periods.

Provision for Income Taxes

For the quarter and year to date ended June 30, 2025, we recorded a provision for income taxes of $15.2 million reflecting an effective tax rate of 27.0% and $28.0 million reflecting an effective tax rate of 24.9%, respectively, as compared to a provision for income taxes of $14.6 million reflecting an effective tax rate of 27.5% and $28.0 million reflecting an effective tax rate of 26.4% for the respective prior year periods. The effective tax rate for the current quarter and year to date was benefitted by the tax effect of stock-based compensation, which decreased the effective tax rate for the quarter and year to date by 0.3% and 2.9%, respectively. The effective tax rate for the current quarter and year to date also includes the release of previously recorded tax reserves, which decreased the effective tax rate by 1.7% and 1.5%, respectively. The effective tax rate for the prior year quarter and year to date includes release of previously recorded tax reserves, which reduced the effective tax rate by 1.2% and 1.3%, respectively.

For the full year 2025, we expect our effective tax rate to be between 26.0% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2025	2024	% Change	2025	2024	% Change	2025	2024
REVENUE:
CTU	$117,970	$112,828	4.6%	$46,262	$42,890	7.9%	39.2%	38.0%
AIUS	54,723	53,722	1.9%	12,080	12,926	-6.5%	22.1%	24.1%
USAHS (1)	36,697	-	NM	(1,694)	-	NM	-4.6%	NA
Corporate and other	191	190	0.5%	(5,249)	(9,810)	46.5%	NM	NM
Total	$209,581	$166,740	25.7%	$51,399	$46,006	11.7%	24.5%	27.6%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2025	2024	% Change	2025	2024	% Change	2025	2024
REVENUE:
CTU	$237,549	$226,397	4.9%	$92,359	$85,046	8.6%	38.9%	37.6%
AIUS	108,782	108,227	0.5%	23,964	22,212	7.9%	22.0%	20.5%
USAHS (1)	75,880	-	NM	(2,024)	-	NM	-2.7%	NA
Corporate and other	374	380	-1.6%	(11,173)	(14,974)	25.4%	NM	NM
Total	$422,585	$335,004	26.1%	$103,126	$92,284	11.7%	24.4%	27.5%

________________

(1) USAHS includes results of operations beginning on the acquisition date of December 2, 2024. Operating loss for the current quarter and year to date includes $7.2 million and $16.1 million, respectively, of depreciation and amortization expense associated with acquired tangible and intangible assets as well as finance leases.

	TOTAL STUDENT ENROLLMENTS
	As of June 30,
	2025	2024	% Change
CTU	31,900	29,700	7.4%
AIUS	10,600	9,900	7.1%
USAHS (1)	4,000	-	NM
Total	46,500	39,600	17.4%

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

CTU. Current quarter and year to date revenue increased by 4.6% or $5.1 million and 4.9% or $11.2 million, respectively, as compared to the prior year periods. The increase was driven by total student enrollment growth of 7.4% at June 30, 2025 as compared to the prior year quarter end. CTU's total student enrollment growth was supported by high levels of student retention and engagement, growth in the corporate student program and higher levels of prospective student interest.

Current quarter and year to date operating income for CTU increased by 7.9% or $3.4 million and 8.6% or $7.3 million, respectively, as compared to the prior year periods driven by the increase in revenue discussed above, which more than offset increased operating expenses.

AIUS. Current quarter and year to date revenue increased slightly by 1.9% or $1.0 million and 0.5% or $0.6 million, respectively, as compared to the prior year periods. The increase was driven by total student enrollment growth of 7.1% at June 30, 2025 as compared to the prior year quarter end. The increase in total student enrollments was driven by the academic calendar at AIUS that resulted in a higher number of enrollment days in the quarter as compared to prior year quarter and underlying organic enrollment growth.

Current quarter operating income for AIUS decreased by 6.5% or $0.8 million as compared to the prior year quarter, primarily driven by a non-recurring expense benefit recorded in the prior year quarter. The year to date operating income for AIUS increased by 7.9% or $1.8 million as compared to the prior year period, primarily driven by lower operating expenses as compared to the prior year period.

USAHS. Revenue for the current quarter and year to date was approximately $36.7 million and $75.9 million, respectively. USAHS reported operating losses of approximately $1.7 million for the current quarter and $2.0 million for the current year to date. These losses were primarily driven by $7.2 million and $16.1 million, for the current quarter and year to date, respectively, in depreciation and amortization expenses related to acquired tangible and intangible assets, as well as finance leases.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter and year to date improved by 46.5% or $4.6 million and 25.4% or $3.8 million, respectively, as compared to the prior year periods, primarily due to lower acquisition-related costs in both the current quarter and year to date as compared to the prior year periods.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2025, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $659.6 million. Restricted cash as of June 30, 2025 was $21.6 million and primarily related to a letter of credit USAHS is required to maintain with the Department of Education. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2025. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments and quarterly dividend payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On July 31, 2025, the Board of Directors of the Company approved a new stock repurchase program for up to $75.0 million which will commence on July 31, 2025 and expires January 31, 2027. The new stock repurchase program replaced the previous stock repurchase program approved on February 20, 2024. The timing of purchases and the number of shares repurchased under the program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. The Board of Directors approved the aforementioned stock repurchase program believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believed to be the intrinsic value of the Company’s common stock.

On July 31, 2025 the Board of Directors declared a quarterly dividend of $0.15 per share, which will be paid on September 12, 2025 for holders of record of common stock as of September 2, 2025. This marks a 15.4% increase in the quarterly dividend, the second such increase since dividends commenced in 2023. Any decision to pay future cash dividends, however, will be made by the board of directors and depend on the Company’s available retained earnings, financial condition and other relevant factors. The Company expects quarterly dividend payments to be an integral and growing part of its balanced capital allocation strategy that also prioritizes investments in student support and technology projects, while also evaluating acquisitions and share repurchases.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2025 and 2024, net cash flows provided by operating activities totaled $143.9 million and $93.0 million, respectively. The increase in net cash flows from operating activities for the current quarter was primarily driven by increased operating income.

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

Investing Cash Flows

During the years to date ended June 30, 2025 and 2024, net cash flows used in investing activities totaled $7.3 million and $60.1 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $3.6 million and $58.1 million for the years to date ended June 30, 2025 and 2024, respectively.

Capital Expenditures. Capital expenditures increased to $4.5 million for the year to date ended June 30, 2025 as compared to $2.0 million for the year to date ended June 30, 2024. For the full year 2025, we expect capital expenditures to be approximately 1.5% of revenue.

Business Acquisition. The Company received a working capital true up of $0.8 million in relation to the USAHS acquisition during the year to date ended June 30, 2025.

Financing Cash Flows

During the years to date ended June 30, 2025 and 2024, net cash flows used in financing activities totaled $74.7 million and $23.0 million, respectively. Payments to repurchase shares of our common stock were $46.1 million for the year to date ended June 30, 2025 and $6.8 million for the year to date ended June 30, 2024.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $7.5 million and $3.4 million for the years to date ended June 30, 2025 and 2024, respectively.

Payments of cash dividends and dividend equivalents. During the years to date ended June 30, 2025 and 2024, the Company made dividend and dividend equivalent payments of $17.7 million and $14.6 million, respectively.

Principal payments for finance leases and failed sale leaseback. During the year to date ended June 30, 2025, the Company made payments of $2.9 million for finance leases and a failed sale leaseback, both related to USAHS.

Earnout payments related to business acquisition. During the year to date ended June 30, 2025, the Company made cash earnout payments of $1.8 million related to the Coding Dojo acquisition.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2024 to June 30, 2025 were as follows (dollars in thousands):

	June 30,	December 31,
	2025	2024	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	33,228	22,807	46%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - other	15,785	21,239	-26%
Deferred revenue	81,699	36,740	122%
NON-CURRENT LIABILITIES:
Sale lease-back financing	56,766	-	NA
Construction financing	-	56,500	-100%

Student receivables, net: The increase is driven by timing of student billings for academic terms at our universities.

Accrued expenses - other: The decrease primarily relates to cash and stock earnout payments for a previous acquisition.

Deferred revenue: The increase in deferred revenue is driven by timing of academic terms and related student billings.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2025, a 100 basis point increase or decrease in average interest rates applicable to our investments or borrowings would not have a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of June 30, 2025 and December 31, 2024. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2024				$47,106,022
January 1, 2025—January 31, 2025	-	$-	-	47,106,022
February 1, 2025—February 28, 2025	350,000	25.81	350,000	38,065,303
March 1, 2025—March 31, 2025	941,657	25.17	635,000	21,894,476
April 1, 2025—April 30, 2025	-	-	-	21,894,476
May 1, 2025—May 31, 2025	240,000	31.11	240,000	14,422,532
June 1, 2025—June 30, 2025	410,000	32.74	410,000	990,720
Total	1,941,657		1,635,000

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

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2025, the following executive officers of the Company adopted a "Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Elise Baskel, Senior Vice President - Colorado Technical University, entered into a pre-arranged stock trading plan on May 15, 2025. Ms. Baskel's plan provides for the sale between August 14, 2025 and December 31, 2025 of up to 21,212 shares of the Company's common stock owned by Ms. Baskel.

Ashish Ghia, Senior Vice President, Chief Financial Officer and Treasurer, entered into a pre-arranged stock trading plan on May 8, 2025. Mr. Ghia's plan provides for the sale between August 7, 2025 and February 27, 2026, of up to 6,236 shares of the Company's common stock which Mr. Ghia has the right to acquire under outstanding vested stock options and up to 46,845 shares of the Company's common stock owned by Mr. Ghia.

Greg Jansen, Senior Vice President, General Counsel and Corporate Secretary, entered into a pre-arranged stock trading plan on May 9, 2025. Mr. Jansen's plan provides for the sale between August 8, 2025 and January 9, 2026, of up to 30,234 shares of the Company's common stock owned by Mr. Jansen.

Todd Nelson, President and Chief Executive Officer, entered into a pre-arranged stock trading plan on May 29, 2025. Mr. Nelson's plan provides for the sale between September 15, 2025 and April 30, 2026 of up to 291,346 shares of the Company's common stock owned by Mr. Nelson, and all net vested performance-based restricted stock (“PSUs”) held by Mr. Nelson upon the vesting of these PSUs on March 14, 2026.

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

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: July 31, 2025	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)