Form 10-Q
period 2025-09-30
PERDOCEO EDUCATION Corp
filed 2025-11-04
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 29, 2025: 64,322,476

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2025	2024
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$159,470	$109,130
Restricted cash	21,309	22,623
Total cash, cash equivalents and restricted cash	180,779	131,753
Short-term investments	487,843	459,795
Total cash and cash equivalents, restricted cash and short-term investments	668,622	591,548
Student receivables, gross	80,724	63,925
Allowance for credit losses	(39,422)	(41,118)
Student receivables, net	41,302	22,807
Receivables, other	6,148	5,330
Prepaid expenses	15,877	16,910
Inventories	4,016	3,388
Other current assets	188	171
Total current assets	736,153	640,154

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $82,711 and $67,492 as of September 30, 2025 and December 31, 2024, respectively	85,194	95,508
Right of use asset, net - operating	45,050	50,099
Right of use asset, net - finance	11,538	15,375
Goodwill	258,191	258,012
Intangible assets, net of amortization of $40,611 and $27,725 as of September 30, 2025 and December 31, 2024, respectively	82,120	95,006
Student receivables, gross	9,358	8,597
Allowance for credit losses	(4,490)	(2,402)
Student receivables, net	4,868	6,195
Deferred income tax assets, net	68,774	68,774
Other assets	7,496	7,911
TOTAL ASSETS	$1,299,384	$1,237,034
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$5,750	$7,792
Lease liability-finance	5,334	5,466
Accounts payable	20,218	12,805
Accrued expenses:
Payroll and related benefits	38,989	35,059
Advertising and marketing costs	7,588	8,135
Income taxes	10,670	4,926
Other	16,295	21,239
Deferred revenue	59,796	36,740
Total current liabilities	164,640	132,162

NON-CURRENT LIABILITIES:
Lease liability-operating	46,014	50,224
Lease liability-finance	7,518	11,555
Sale lease-back financing	56,878	-
Construction financing	-	56,500
Other liabilities	26,483	27,057
Total non-current liabilities	136,893	145,336
Commitments and Contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,070,138 and 91,023,660 shares issued, 64,322,476 and 65,719,224 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	921	910
Additional paid-in capital	717,385	707,212
Accumulated other comprehensive income	1,230	166
Retained earnings	692,761	595,672
Treasury stock, at cost; 27,747,662 and 25,304,436 shares as of September 30, 2025 and December 31, 2024, respectively	(414,446)	(344,424)
Total stockholders' equity	997,851	959,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,299,384	$1,237,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands, Except Per Share Amounts)	2025	2024	2025	2024
REVENUE:
Tuition and fees, net	$210,674	$168,442	$630,897	$500,844
Other	1,198	1,386	3,560	3,988
Total revenue	211,872	169,828	634,457	504,832

OPERATING EXPENSES:
Educational services and facilities	49,141	28,287	147,924	85,661
General and administrative	101,757	93,694	300,478	270,487
Depreciation and amortization	10,015	3,053	31,970	9,138
Asset impairment	-	-	-	2,468
Total operating expenses	160,913	125,034	480,372	367,754
Operating income	50,959	44,794	154,085	137,078

OTHER INCOME:
Interest income	6,652	7,702	19,588	21,685
Interest expense	(1,592)	(82)	(4,885)	(529)
Miscellaneous income (expense)	2	(52)	(24)	(7)
Total other income	5,062	7,568	14,679	21,149

PRETAX INCOME	56,021	52,362	168,764	158,227
Provision for income taxes	16,171	14,107	44,198	42,101
NET INCOME	39,850	38,255	124,566	116,126

NET INCOME PER SHARE - BASIC:	$0.62	$0.58	$1.91	$1.77

NET INCOME PER SHARE - DILUTED:	$0.60	$0.57	$1.87	$1.73

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,647	65,699	65,215	65,622
Diluted	66,007	67,312	66,510	67,110

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands)	2025	2024	2025	2024
NET INCOME	$39,850	$38,255	$124,566	$116,126
OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	-	46	-	7
Unrealized gain on investments	508	3,243	1,064	2,227
Total other comprehensive income	508	3,289	1,064	2,234
COMPREHENSIVE INCOME	$40,358	$41,544	$125,630	$118,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, July 1, 2025	92,041	$920	(27,088)	$(393,807)	$713,940	$722	$662,856	$984,631
Net income	-	-	-	-	-	-	39,850	39,850
Unrealized gain on investments, net of tax	-	-	-	-	-	508	-	508
Dividends to shareholders, per share $0.15	-	-	-	-	-	-	(9,945)	(9,945)
Treasury stock purchased	-	-	(660)	(20,639)	-	-	-	(20,639)
Share-based compensation expense	-	-	-	-	3,160	-	-	3,160
Common stock issued	29	1	-	-	285	-	-	286
BALANCE, September 30, 2025	92,070	$921	(27,748)	$(414,446)	$717,385	$1,230	$692,761	$997,851

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, July 1, 2024	90,978	$910	(25,304)	$(344,424)	$701,153	$(1,721)	$543,606	$899,524
Net income	-	-	-	-	-	-	38,255	38,255
Foreign currency translation	-	-	-	-	-	46	-	46
Unrealized gain on investments, net of tax	-	-	-	-	-	3,243	-	3,243
Dividends to shareholders, per share $0.13	-	-	-	-	-	-	(8,830)	(8,830)
Share-based compensation expense	-	-	-	-	2,828	-	-	2,828
Common stock issued	43	-	-	-	365	-	-	365
BALANCE, September 30, 2024	91,021	$910	(25,304)	$(344,424)	$704,346	$1,568	$573,031	$935,431

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2025	91,024	$910	(25,304)	$(344,424)	$707,212	$166	$595,672	$959,536
Net income	-	-	-	-	-	-	124,566	124,566
Unrealized gain on investments, net of tax	-	-	-	-	-	1,064	-	1,064
Dividends to shareholders, per share $0.41	-	-	-	-	-	-	(27,477)	(27,477)
Treasury stock purchased	-	-	(2,295)	(66,721)	-	-	-	(66,721)
Earnout payments for business acquisition	-	-	158	4,243	-	-	-	4,243
Share-based compensation expense	-	-	-	-	8,603	-	-	8,603
Common stock issued	1,046	11	(307)	(7,544)	1,570	-	-	(5,963)
BALANCE, September 30, 2025	92,070	$921	(27,748)	$(414,446)	$717,385	$1,230	$692,761	$997,851

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, January 1, 2024	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421
Net income	-	-	-	-	-	-	116,126	116,126
Foreign currency translation	-	-	-	-	-	7	-	7
Unrealized gain on investments, net of tax	-	-	-	-	-	2,227	-	2,227
Dividends to shareholders, per share $0.35	-	-	-	-	-	-	(23,701)	(23,701)
Treasury stock purchased	-	-	(385)	(6,769)	-	-	-	(6,769)
Share-based compensation expense	-	-	-	-	7,385	-	-	7,385
Common stock issued	751	7	(193)	(3,435)	2,163	-	-	(1,265)
BALANCE, September 30, 2024	91,021	$910	(25,304)	$(344,424)	$704,346	$1,568	$573,031	$935,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended September 30,
(In Thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,566	$116,126
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	-	2,468
Depreciation and amortization expense	31,970	9,138
Bad debt expense	20,928	21,364
Compensation expense related to share-based awards	8,603	7,385
Deferred income taxes	-	794
Changes in operating assets and liabilities	(937)	(13,280)
Net cash provided by operating activities	185,130	143,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(303,248)	(266,842)
Sales of available-for-sale investments	278,926	277,111
Purchases of property and equipment	(6,342)	(2,997)
Business acquisition	854	-
Net cash (used in) provided by investing activities	(29,810)	7,272

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,581	2,170
Purchase of treasury stock	(66,721)	(6,769)
Payments of employee tax associated with stock compensation	(7,544)	(3,435)
Payments of cash dividends and dividend equivalents	(27,383)	(23,156)
Release of cash held in escrow	(300)	(276)
Earnout payments for business acquisition	(1,757)	-
Principal payments for finance lease	(3,681)	-
Principal payments for failed sale leaseback	(489)	-
Net cash used in financing activities	(106,294)	(31,466)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	49,026	119,801
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	131,753	119,021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$180,779	$238,822

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete audited financial statements. This report should be read in conjunction with our 2024 Form 10-K filed on February 18, 2025. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation.

Operating results for the quarter and year to date ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

During the third quarter of 2025, the oversight and management of the non-degree professional development and continuing education programs offered by Hippo Education (“Hippo”) were transitioned from the CTU segment to the AIUS segment. All prior periods have been recast to reflect this change for comparability, and the results of operations related to Hippo are now reported within the AIUS segment for all periods presented.

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

The purchase price of $137.0 million for USAHS was allocated to the preliminary fair values of acquired tangible and identifiable intangible assets of $268.5 million and assumed liabilities of $131.5 million as of December 2, 2024. The purchase price consisted of an initial cash payment made in December 2024, and a working capital true up of $0.8 million, which was received from the former owners in April 2025. Based on our preliminary purchase price allocation, we have recorded goodwill of $17.0 million. Goodwill reflects the inherent value of the acquired workforce as well as identified revenue growth opportunities following the acquisition. All of this goodwill balance will not be deductible for income tax reporting purposes. Management's purchase price allocation is provisional as the fair value of deferred tax assets are still being finalized, primarily due to the timing of the acquisition which occurred in December 2024.

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

Recent accounting guidance not yet adopted

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide all public business entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. For all public business entities, ASU 2025-05 is effective for annual periods and interim periods beginning after December 15, 2025; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public business entities to disclose specific costs and expenses in the notes to financial statements for both interim and annual reporting periods. Key requirements include: 1) disclosing amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization in relevant expense categories on the income statement; 2) combining certain disclosures already required under GAAP with new disaggregation requirements; 3) providing a qualitative description of remaining amounts in relevant expense captions that aren't disaggregated quantitatively; and 4) disclosing total selling expenses, with a definition of selling expenses in annual reports. For all public business entities, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and disclosures.

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$297,963	$1,071	$(59)	$298,975
Treasury and federal agencies	188,485	444	(61)	188,868
Total short-term investments (available-for-sale)	$486,448	$1,515	$(120)	$487,843

	December 31, 2024
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$246,070	$466	$(278)	$246,258
Treasury and federal agencies	213,394	258	(115)	213,537
Total short-term investments (available-for-sale)	$459,464	$724	$(393)	$459,795

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

There were no realized gains or losses from the sale of investments for the quarters and years to date ended September 30, 2025 and September 30, 2024.

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

As of September 30, 2025, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available-for-sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 - Fair Value Measurements at September 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	As of September 30, 2025
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$30,178	$-	$30,178
Cash and cash equivalents - federal agency debt securities	-	7,951	7,951
Short-term investments - non-governmental debt securities	-	298,975	298,975
Short-term investments - treasury and federal agencies	-	188,868	188,868
Totals	$30,178	$495,794	$525,972

	As of December 31, 2024
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$30,189	$-	$30,189
Cash and cash equivalents - federal agency debt securities	-	13,078	13,078
Short-term investments - non-governmental debt securities	-	246,258	246,258
Short-term investments - treasury and federal agencies	-	213,537	213,537
Totals	$30,189	$472,873	$503,062

Equity Method Investment

We make periodic operating maintenance payments to an equity affiliate. The total fees recorded during the quarters and years to date ended September 30, 2025 and 2024 were as follows (dollars in thousands):

Maintenance Fee Payments
For the quarter ended September 30, 2025	$471
For the quarter ended September 30, 2024	$429
For the year to date ended September 30, 2025	$1,351
For the year to date ended September 30, 2024	$1,296

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended September 30, 2025 and 2024 (dollars in thousands):

	For the Quarter Ended September 30, 2025					For the Quarter Ended September 30, 2024
	CTU (3)	AIUS (3)	USAHS (4)	Corporate and Other	Total	CTU (3)	AIUS (3)	USAHS (4)	Corporate and Other	Total
Tuition and fees, net (1)	$116,311	$56,394	$37,969	$-	$210,674	$111,379	$57,063	$-	$-	$168,442
Other revenue (2)	758	273	2	165	1,198	896	291	-	199	1,386
Total revenue	$117,069	$56,667	$37,971	$165	$211,872	$112,275	$57,354	$-	$199	$169,828

	For the Year to Date Ended September 30, 2025					For the Year to Date Ended September 30, 2024
	CTU (3)	AIUS (3)	USAHS (4)	Corporate and Other	Total	CTU (3)	AIUS (3)	USAHS (4)	Corporate and Other	Total
Tuition and fees, net (1)	$345,376	$171,676	$113,845	$-	$630,897	$329,631	$171,213	$-	$-	$500,844
Other revenue (2)	2,246	769	6	539	3,560	2,506	903	-	579	3,988
Total revenue	$347,622	$172,445	$113,851	$539	$634,457	$332,137	$172,116	$-	$579	$504,832

__________________

(1)
Tuition and fees, net, includes revenue earned for all degree-granting programs as well as revenue earned for non-degree and professional development programs.
(2)
Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(3)
The prior period operating results for CTU and AIUS were recast to reflect the transition of the Hippo Education institution from CTU to AIUS.
(4)
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

Due to the short-term nature of our academic terms, the contract asset balance which exists at the beginning of each quarter will no longer be a contract asset at the end of that quarter, with the exception of the contract assets associated with future periods. The decrease in contract asset balances are a result of one of the following: it becomes a student receivable balance once a student reaches the point in a student’s academic term where the amount billed is no longer refundable to the student; a refund is made to withdrawn students for the portion entitled to be refunded under each institutions’ refund policy; we receive funds to apply against the contract asset balance; or a student makes a change to the number of classes they are enrolled in which may cause an adjustment to their previously billed amount. As of the end of each quarter, a new contract asset is determined on a student-by-student basis based on the most recently started term and a student’s progress within that term as compared to the date at which the student is no longer entitled to a refund under each institution’s refund policy. Contract assets associated with future periods remain as contract assets until the course begins and the student reaches the point in that course that they are no longer entitled to a refund.

The amount of deferred revenue balances which are being offset with contract asset balances as of September 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	As of
	September 30, 2025	December 31, 2024
Gross deferred revenue	$124,920	$61,291
Gross contract assets	(65,124)	(24,551)
Deferred revenue, net	$59,796	$36,740

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Quarter Ended September 30, 2025				For the Quarter Ended September 30, 2024
	CTU (2)	AIUS (2)	USAHS (3)	Total	CTU (2)	AIUS (2)	USAHS (3)	Total
Gross deferred revenue, July 1	$64,396	$22,716	$26,473	$113,585	$61,297	$29,488	$-	$90,785
Revenue earned from prior balances	(59,163)	(16,104)	(25,713)	(100,980)	(54,925)	(21,876)	-	(76,801)
Billings during period(1)	101,912	64,006	56,204	222,122	97,256	62,871	-	160,127
Revenue earned for new billings during the period	(57,148)	(40,290)	(12,256)	(109,694)	(56,454)	(35,187)	-	(91,641)
Other adjustments	(524)	(322)	733	(113)	(152)	(111)	-	(263)
Gross deferred revenue, September 30	$49,473	$30,006	$45,441	$124,920	$47,022	$35,185	$-	$82,207

	For the Year to Date Ended September 30, 2025				For the Year to Date Ended September 30, 2024
	CTU (2)	AIUS (2)	USAHS (3)	Total	CTU (2)	AIUS (2)	USAHS (3)	Total
Gross deferred revenue, January 1	$33,168	$26,555	$1,568	$61,291	$36,409	$27,561	$-	$63,970
Revenue earned from prior balances	(29,825)	(25,022)	(455)	(55,302)	(32,389)	(26,164)	-	(58,553)
Billings during period(1)	361,969	175,160	157,734	694,863	340,676	178,592	-	519,268
Revenue earned for new billings during the period	(315,551)	(146,654)	(113,390)	(575,595)	(297,242)	(145,049)	-	(442,291)
Other adjustments	(288)	(33)	(16)	(337)	(432)	245	-	(187)
Gross deferred revenue, September 30	$49,473	$30,006	$45,441	$124,920	$47,022	$35,185	$-	$82,207

______________

(1)
Billings during period includes adjustments for prior billings.
(2)
The prior period amounts for CTU and AIUS were recast to reflect the transition of the Hippo Education institution from CTU to AIUS.
(3)
USAHS includes deferred revenue starting from the acquisition date on December 2, 2024.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.3 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively. Students are typically entitled to a partial refund until approximately a little more than halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $4.9 million and $6.2 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$42,314	$37,271	$43,520	$37,782
Provision for credit losses	7,913	8,733	20,928	21,364
Amounts written-off	(6,722)	(8,032)	(21,799)	(22,085)
Recoveries	407	361	1,263	1,272
Balance, end of period	$43,912	$38,333	$43,912	$38,333

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

Quantitative information related to leases is presented in the following table (dollars in thousands):

	For the Quarter Ended September 30, 2025	For the Quarter Ended September 30, 2024
Lease expenses (1)
Operating fixed lease expenses	$2,557	$1,104
Finance lease and failed sale leaseback amortization expense	1,573	-
Finance lease and failed sale leaseback interest expense	1,542	-
Variable lease expenses	1,076	207
Sublease income (2)	(109)	-
Total lease expenses	$6,639	$1,311

Other information
Gross operating cash flows for operating leases (3)	$(2,898)	$(2,031)
Gross operating cash flows for finance leases and failed sale leasebacks	(1,432)	-
Gross financing cash flows for finance leases	(1,249)	-
Operating cash flows from subleases (3)	109	-

	For the Year to Date Ended September 30, 2025	For the Year to Date Ended September 30, 2024
Lease expenses (1)
Operating fixed lease expenses	$7,764	$3,670
Finance lease and failed sale leaseback amortization expense	4,719	-
Finance lease and failed sale leaseback interest expense	4,671	-
Variable lease expenses	3,294	544
Sublease income (2)	(277)	-
Total lease expenses	$20,171	$4,214

Other information
Gross operating cash flows for operating leases (3)	$(9,617)	$(6,513)
Gross operating cash flows for finance leases and failed sale leasebacks	(4,298)	-
Gross financing cash flows for finance leases	(3,681)	-
Gross financing cash flows for failed sale leaseback	(489)	-
Operating cash flows from subleases (3)	277	-
	As of September 30, 2025	As of September 30, 2024
Weighted average remaining lease term (in months) – operating leases	87	68
Weighted average remaining lease term (in months) – finance leases	28	-

Weighted average discount rate – operating leases	6.2%	5.2%
Weighted average discount rate– finance leases	5.9%	-

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

Upon lease commencement, the Company determined that it did not meet the criteria under ASC 606-10-25-30 to derecognize the asset as the Company retained control of the asset and the risks and rewards of ownership did not transfer to the landlord. As such, the transaction is considered a failed sale leaseback and the Company will retain the asset on its condensed consolidated balance sheet and depreciate the asset over its useful life. A financing obligation liability was recognized in the amount of the net proceeds received in the amount of $56.5 million. The Company will not recognize rent expense related to the leased asset. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding financing obligation liability.

Future minimum lease payments for failed sale-leaseback financing transactions as of September 30, 2025 are as follows:

Sale Leaseback Payments

2025 (1)	$1,236
2026	5,043
2027	5,143
2028	5,246
2029	5,351
2030 and thereafter	133,284
Total minimum lease payments	$155,303

Less – Amount representing interest	(112,207)
Present value of minimum lease payments	43,096
Plus - liability remaining at term end representing residual value of asset	13,782
Failed sale leaseback liability	56,878

__________________

(1)
Liabilities remaining for the year ending December 31, 2025.

9. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.9 million and $1.2 million at September 30, 2025 and December 31, 2024, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

We record a liability when we believe that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in our legal matters that could affect the amount of liability that was previously accrued and make adjustments as further information develops, circumstances change or contingencies are resolved. Significant judgment is required to determine both probability and the estimated amount. We may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (1) if the damages sought are indeterminate; (2) if the proceedings are in early stages; (3) if there is uncertainty as to the outcome of pending appeals, motions or settlements; (4) if there are significant factual issues to be determined or resolved; and (5) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including estimating a possible eventual loss, if any.

United States of America, ex rel. Fiorisce LLC v. Perdoceo Education Corporation, Colorado Technical University, Inc. and American InterContinental University, Inc. On July 19, 2023, we became aware of an amended complaint filed in the U.S. District Court for the District of Colorado on May 19, 2023. The original complaint was filed under seal on February 25, 2021 by a former employee of Colorado Technical University through a limited liability company, on behalf of herself, any other interested parties affiliated with the LLC and the federal government. On July 18, 2023, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice ("DOJ") had declined to intervene in the action on February 3, 2023. The Company had previously received a Civil Investigative Demand ("CID") related to this complaint on April 8, 2022 from the DOJ and had been cooperating with the DOJ in its review. After the federal government declined to intervene in this case, the relator elected to pursue the litigation on behalf of the federal government. If she is successful, she would receive a portion of the federal government’s recovery. The amended complaint alleges violations of the False Claims Act related to the company’s compliance with federal financial aid credit hour requirements in connection with its use of its learning management system. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made if not for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees. On January 4, 2024, the Court granted a motion to dismiss with respect to Perdoceo Education Corporation and American InterContinental University, Inc. which removes them as defendants in the case. The Court’s dismissal was “without prejudice”, which allows the relator in the case the opportunity to amend and refile a further amended complaint with respect to those two parties. On May 16, 2025, the Court granted the relator’s request to amend its complaint for a second time to again include Perdoceo Education Corporation, but not American InterContinental University, Inc., as a defendant. Relator filed its second amended complaint on May 19, 2025.

September 24 CID. On September 7, 2024, the Company received a new CID from the DOJ pursuant to the False Claims Act. The CID requests information and documentation from CTU regarding its compensation practices for its admissions staff, as well as information about how CTU has discussed its Fast Track credit program with prospective students. The information sought covers the time period from November 13, 2017 to the present. The Company is cooperating with the DOJ with a view towards resolving this inquiry as promptly as possible.

Because of the many questions of fact and law that may arise, the outcome of these legal proceedings are uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions. Accordingly, we have not recognized any liability associated with these actions.

We receive from time-to-time requests from state attorneys general, federal and state government agencies and accreditors relating to our institutions, to specific complaints they have received from students or former students or to student loan forgiveness claims which seek information about students, our programs, and other matters relating to our activities. These requests can be broad and time consuming to respond to, and there is a risk that they could expand and/or lead to a formal action or claims of non-compliance. We are subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or former students, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. Periodically matters arise that we consider outside the scope of ordinary routine litigation incidental to our business. While we currently believe that these matters, individually or in aggregate, will not have a material adverse impact on our business, reputation, financial position, cash flows or results of operations, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows or results of operations.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024
Pretax income	$56,021	$52,362	$168,764	$158,227
Provision for income taxes	$16,171	$14,107	$44,198	$42,101
Effective rate	28.9%	26.9%	26.2%	26.6%

The effective tax rate for the quarter and year to date ended September 30, 2025 was impacted by the tax effect of stock-based compensation, which decreased the effective tax rate for the quarter and year to date by 0.2% and 2.0%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2025 also includes the effect of a state income tax assessment, which increased the effective tax rate for the quarter and year to date by 0.4% and 0.1%, respectively. The effective tax rate for the quarter and year to date ended September 30, 2024 reflects federal tax credits claimed for the 2023 tax return, which decreased the effective tax rate for the quarter and year to date by 0.4% and 0.1%, respectively. Additionally, the tax effect of stock-based compensation reduced the effective tax rate for the quarter and year to date ended September 30, 2024 by 0.2% and 0.5%, respectively. As of September 30, 2025, a valuation allowance of $12.0 million was maintained with respect to our affiliate equity investment noted above and state net operating losses.

The income tax rate for the quarter and year to date ended September 30, 2025 does not take into account the possible future reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2025, we had accrued $5.4 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Company’s federal income tax filings are open to examinations for the tax years ended December 31, 2022 and forward.

While the One Big Beautiful Bill Act is not expected to have a material impact on the tax provision, the allowing of 100% bonus depreciation and the immediate expensing of domestic research expenditures will reduce the cash taxes paid in the current year.

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

Restricted Stock Units

For the years to date ended September 30, 2025 and 2024, the Company granted approximately 0.2 million and 0.3 million, respectively, restricted stock units which are not "performance-based" and which have a grant-date fair value of approximately $6.5 million and $5.3 million, respectively.

For the years to date ended September 30, 2025 and 2024, the Company granted approximately 0.2 million restricted stock units in each period which are "performance-based" and which have a grant-date fair value of approximately $3.8 million and $3.5 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. The Company's failure to achieve these performance conditions may result in all units being forfeited even if the requisite service period is met.

There were no restricted stock units granted during each of the quarters ended September 30, 2025 and 2024.

All restricted stock units granted in 2025 and 2024 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters and years to date ended September 30, 2025 and 2024.

Share-Based Compensation Expense

For the quarters ended September 30, 2025 and 2024, the total share-based compensation expense was approximately $3.2 million and $2.8 million, respectively. For the years to date ended September 30, 2025 and 2024, the total share-based compensation expense was approximately $8.6 million and $7.4 million, respectively.

As of September 30, 2025, we estimate that total compensation expense of approximately $21.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

12. STOCK REPURCHASE PROGRAM

On July 31, 2025, the Board of Directors of the Company approved a new stock repurchase program for up to $75.0 million, which commenced July 31, 2025 and expires January 31, 2027. The new stock repurchase program replaced the previous stock repurchase program approved on February 20, 2024. The other terms of the stock repurchase program are consistent with the Company’s previous stock repurchase program.

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

During the year to date ended September 30, 2025, we repurchased 2.3 million shares of our common stock for $66.7 million at an average price of $29.07 per share, of which approximately 1.6 million shares of our common stock for approximately $46.1 million were purchased under the previous stock repurchase program. During the year to date ended September 30, 2024, we repurchased approximately 0.4 million shares for $6.8 million at an average price of $17.60.

During the quarter ended September 30, 2025, we repurchased 0.7 million shares of our common stock for $20.6 million at an average price of $31.27 per share. During the quarter ended September 30, 2024, the Company did not repurchase any shares of our common stock.

As of September 30, 2025, approximately $54.3 million was available under our current authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2025 and 2024 were as follows (shares in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2025	2024	2025	2024
Basic common shares outstanding	64,647	65,699	65,215	65,622
Common stock equivalents	1,360	1,613	1,295	1,488
Diluted common shares outstanding	66,007	67,312	66,510	67,110

Certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. There were no anti-dilutive options for the quarters ended September 30, 2025 and 2024, or for the year-to-date ended September 30, 2025. For the year-to-date ended September 30, 2024, less than 0.1 million shares were excluded from the diluted earnings per share calculation.

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

As of September 30, 2025, our three reporting segments are:

•
Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2025, students enrolled at CTU represented approximately 69% of our total enrollments. Approximately 98% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.
•
The American InterContinental University System (AIUS or AIU System) is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2025, students enrolled at AIUS represented approximately 22% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.
•
University of St. Augustine for Health Sciences (USAHS) is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education opportunities. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs and prepares professionals to serve and provide quality medical care to communities across the country. Students pursue their degrees through a network of campuses and through its online programs. As of September 30, 2025, students enrolled at USAHS represented approximately 9% of our total enrollments.

We evaluate segment performance based on operating results. Specifically, our CODM analyzes segment revenue and operating expenses which are directly attributable to the cost to serve and educate prospective students, when making decisions to allocate resources based on segment performance. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity. Substantially all revenue earned by our reporting segments are generated in the United States of America (“U.S.”) and segment and total assets are substantially held in the U.S. Additionally, interest, net and other miscellaneous income (expense) are not material by segment and are not reviewed by our CODM by segment.

During the third quarter of 2025, the oversight and management of the non-degree professional development and continuing education programs offered by Hippo Education (“Hippo”) were transitioned from the CTU segment to the AIUS segment. All prior periods have been recast to reflect this change for comparability, and the results of operations related to Hippo are now reported as part of the AIUS segment for all periods presented.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating Income (Loss)
	2025	% of Total	2024	% of Total	2025	2024
CTU (1)	$117,069	55.3%	$112,275	66.1%	$47,762	$44,742
AIUS (1)	56,667	26.7%	57,354	33.8%	9,257	8,520
USAHS (2)	37,971	17.9%	-	0.0%	66	-
Corporate and Other	165	0.1%	199	0.1%	(6,126)	(8,468)
Total	$211,872	100.0%	$169,828	100.0%	$50,959	$44,794

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2025	% of Total	2024	% of Total	2025	2024
CTU (1)	$347,622	54.8%	$332,137	65.8%	$141,369	$131,611
AIUS (1)	172,445	27.2%	172,116	34.1%	31,973	28,909
USAHS (2)	113,851	17.9%	-	0.0%	(1,958)	-
Corporate and Other	539	0.1%	579	0.1%	(17,299)	(23,442)
Total	$634,457	100.0%	$504,832	100.0%	$154,085	$137,078

	Total Assets as of (3)
	September 30, 2025	December 31, 2024
CTU (1)	$177,093	$175,115
AIUS (1)	161,480	164,985
USAHS (2)	329,872	306,552
Corporate and Other	630,939	590,382
Total	$1,299,384	$1,237,034

(1)
The prior period operating results for CTU and AIUS were recast to reflect the transition of the Hippo Education institution from CTU to AIUS.
(2)
USAHS includes results of operations starting from the acquisition date on December 2, 2024.
(3)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between segments and corporate and other.

Significant expense category by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30, 2025			For the Quarter Ended September 30, 2024
Significant expense categories	CTU (1)	AIUS (1)	USAHS (2)	CTU (1)	AIUS (1)	USAHS (2)
Academics and student related	$14,972	$11,565	$16,126	$14,925	$11,278	$-
Advertising and marketing	14,502	11,160	3,923	14,854	11,953	-
Admissions	11,812	8,746	1,231	11,301	8,726	-
Administrative (3)	20,745	10,830	5,182	19,408	10,331	-
Bad debt	5,262	2,588	55	5,003	3,732	-
Depreciation and amortization	1,451	1,358	7,133	1,427	1,548	-
All other expenses (4)	563	1,163	4,255	615	1,266	-

	For the Year to Date Ended September 30, 2025			For the Year to Date Ended September 30, 2024
Significant expense categories	CTU (1)	AIUS (1)	USAHS (2)	CTU (1)	AIUS (1)	USAHS (2)
Academics and student related	$46,206	$34,565	$47,520	$45,152	$33,895	$-
Advertising and marketing	41,002	31,881	11,699	40,389	33,789	-
Admissions	36,092	26,565	3,948	34,386	26,496	-
Administrative (3)	63,176	33,059	15,989	60,134	32,203	-
Bad debt	13,681	6,847	395	13,033	8,331	-
Depreciation and amortization	4,300	4,227	23,207	4,217	4,681	-
All other expenses (4)	1,796	3,328	13,051	3,215	3,812	-

_________________________

(1)
The prior period operating results for CTU and AIUS were recast to reflect the transition of the Hippo Education institution from CTU to AIUS.
(2)
USAHS includes financial information starting from the acquisition date on December 2, 2024.
(3)
Administrative expense includes allocations from Corporate and Other.
(4)
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

On December 2, 2024, the Company acquired the University of St. Augustine for Health Sciences (the "USAHS acquisition"). Results of operations related to the USAHS acquisition are included in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q from the date of acquisition.

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

During the third quarter of 2025, the oversight and management of the non-degree professional development and continuing education programs offered by Hippo Education (“Hippo”) were transitioned from the CTU segment to the AIUS segment. All prior periods have been recast to reflect this change for comparability, and the results of operations related to Hippo are now reported within the AIUS segment for all periods presented.

Regulatory Environment and Political Uncertainty

As indicated in “Scrutiny of the For-Profit Postsecondary Education Sector” section within Item 1, "Business" in our Annual Report on Form 10-K for the year ended December 31, 2024, the for-profit education industry is scrutinized by various policymakers, agencies and interest groups. Congressional hearings and roundtable discussions were previously held regarding certain aspects of the education industry, including issues surrounding student debt, as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. Many of the most highly criticized institutions have been closed now for several years.

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

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2025 Quarterly Reports on Form 10-Q.

Note Regarding Non-GAAP measures

We believe it is useful to present non-GAAP financial measures which exclude certain non-cash items as a means to better understand the performance of our core business. As a general matter, we use non-GAAP financial measures in conjunction with results presented in accordance with GAAP to help analyze the operating performance of our core business, assist with preparing the annual operating plan, and measure performance for some forms of compensation. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance.

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

2025 Third Quarter Overview

During the third quarter ended September 30, 2025 ("current quarter"), our academic institutions remained focused on furthering their goal of changing lives through education and preparing learners for essential skills needed in today’s job market. CTU and AIUS provide diverse, career-focused degree programs designed to help students excel in a rapidly changing job market, while USAHS develops professionals to serve communities across the country with quality healthcare services. During the current quarter, we experienced total enrollment growth, supported by continued momentum in student retention and engagement as well as increased interest from prospective students looking to pursue a degree at our academic institutions. During the quarter, we also continued to invest in student technology and student support processes that we believe further enhance student experiences and academic outcomes.

Total student enrollments increased 15.1% at September 30, 2025 as compared to September 30, 2024, primarily driven by the St. Augustine acquisition and enrollment growth at CTU. CTU's total student enrollments increased 6.7% as compared to the prior year quarter end, supported by high levels of student retention and engagement, growth within the corporate student program and higher levels of prospective student interest. Total student enrollments decreased 2.9% at AIUS for the current quarter end as compared to the prior year quarter end, driven, in part by the academic calendar at AIUS that resulted in a lower number of enrollment days in the current quarter as compared to the prior year quarter. Lastly, for USAHS, the fall term which began in September of 2025 had total student enrollments of 4,420 as of the current quarter end.

For the current quarter, our academic institutions continued to experience increased levels of prospective student interest and we continued to refine our marketing and admissions spending strategies, including integrating artificial intelligence to help identify and engage with prospective students who, we believe, are more likely to succeed at one of our academic institutions. We also continued to improve the technology that supports our admissions, academic and student support functions to ensure that our teams are well-equipped with the necessary tools to counsel and support the growing number of students enrolled at one of our academic institutions.

We expect the high levels of student retention and student engagement we experienced over the past few quarters, as well as the prospective student interest experienced, to continue through the remainder of 2025. As a result, full year revenue is expected to be higher for 2025 primarily driven by the USAHS acquisition as well as expected growth in total student enrollments as a result of these trends.

Financial Highlights

Revenue for the current quarter increased by 24.8% or $42.0 million as compared to the prior year quarter, primarily due to $38.0 million of revenue from the USAHS acquisition which was completed in December 2024 and therefore did not have comparable results in the prior year quarter. CTU also contributed to the increase in revenue due to growth in total student enrollments driven by strong student retention and engagement trends along with increased prospective student interest, while AIUS remained relatively flat as compared to the prior year quarter.

Operating income for the current quarter increased to $51.0 million as compared to operating income of $44.8 million in the prior year quarter, driven by increased operating income within CTU and AIUS as well as reduced operating losses within Corporate and Other. The increase in operating income for the current quarter was a result of revenue growth at CTU and continued management of operating expenses.

The Company believes it is useful to present non-GAAP financial measures, such as adjusted operating income, which exclude certain non-cash items, as a means to better understand the core performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $61.0 million for the current quarter as compared to $47.8 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended September 30, 2025 and 2024 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended		For the Year to Date Ended
	September 30,		September 30,
Adjusted Operating Income	2025	2024	2025	2024

Operating income	$50,959	$44,794	$154,085	$137,078
Depreciation and amortization	10,015	3,053	31,970	9,138
Adjusted Operating Income	$60,974	$47,847	$186,055	$146,216

	For the Quarter Ended		For the Year to Date Ended
	September 30,		September 30,
Adjusted Earnings Per Diluted Share	2025	2024	2025	2024

Earnings Per Diluted Share	$0.60	$0.57	$1.87	$1.73
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.06	0.02	0.19	0.06
Total pre-tax adjustments	$0.06	$0.02	$0.19	$0.06
Tax effect of adjustments (1)	(0.01)	-	(0.04)	(0.02)
Total adjustments after tax	0.05	0.02	0.15	0.04
Adjusted Earnings Per Diluted Share	$0.65	$0.59	$2.02	$1.77

(1)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

Regulatory Update

Student Loan Program Limits

In July 2025, Congress passed, and President Trump signed into law a reconciliation bill, H.R. 1 (the “Act”) that made broad changes to many areas of federal spending. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—2025 Second Quarter Overview—Recent Legislative Development,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 for a description of higher education related changes adopted.

The provisions in the Act must be implemented by the Department. On September 29, 2025, the Department convened the first of two negotiated rulemaking committees scheduled to meet this fall and early next year. This first committee, referred to as Reimagining and Improving Education (RISE), began discussions regarding changes to the federal student loan programs to implement statutory changes to the Title IV programs under the Higher Education Act of 1965, as amended (“HEA”), included in the Act. Based on current information, student Title IV borrowing at each of AIUS and CTU has generally been within the new loan levels and limits contemplated by the Act. At USAHS, many of its graduate students have historically relied on Grad PLUS loans to finance a portion of their education. The Act phases out the Grad PLUS loan program which becomes unavailable for new students enrolling after July 1, 2026 and replaces it with a more targeted funding framework. While graduate and professional students were formerly considered a single category of students with comparable loan limits, the new targeted loan framework treats graduate and professional students separately, providing higher Stafford Loan limits to students who are enrolled in “professional programs” as currently defined in regulation. The Act allows for the Department to clarify the existing definition of “professional programs” and designate additional programs that satisfy that definition for inclusion in the current non-exhaustive regulatory list. These topics are being considered in the RISE negotiated rulemaking. Any final definition or interpretation of “professional programs” adopted by the Department that conflicts with the authority granted in the Act could be subject to legal challenge and judicial review.

We are monitoring these discussions and the Department’s interpretations to assess the impact on federal funding availability for new USAHS students after July 1, 2026. Based on historical borrowing patterns, most USAHS graduate students’ borrowing has generally been within the levels and limits established for “professional programs,” if our programs ultimately qualify as such under the Department’s final regulations. In addition, we are actively engaging in conversations with private lending institutions to evaluate and analyze how they can further expand loan programs currently offered to students regardless of whether the new federal loan limits will cover the full cost of attendance for certain students. Although USAHS’s programs are in the types of in-demand licensed health care fields that have been the subject of the ongoing discussions for “professional programs” in the RISE rulemaking, there is uncertainty regarding the Department’s final determination concerning which programs will be eligible for the higher federal loan funding and whether students at USAHS will need to rely on private lending sources to fund their education. In all cases we will continue to support responsible student borrowing of federal financial aid prior to consideration of alternative sources of private lending for those that may need to borrow to pursue their programs of study.

Gainful Employment

On October 10, 2023, the Biden Administration published final regulations for a new rule defining what qualifies as “gainful employment” (“GE”). See Item 1, “Business - Student Financial Aid and Related Federal Regulation – GE and FVT Negotiated Rulemaking,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of this regulation.

On December 22, 2023, the American Association of Cosmetology Schools (“AACS”) filed a lawsuit in the U.S. District Court for the Northern District of Texas seeking to set aside the GE rule. The AACS action challenges the rule on constitutional, statutory and administrative-law grounds, alleging that the Department exceeded its authority under the HEA and violated the Administrative Procedure Act. On March 20, 2024, Ogle School Management, LLC and Tricoci University of Beauty Culture, LLC filed a separate lawsuit in the same court, asserting that the Department exceeded its statutory authority and acted arbitrarily and capriciously in developing and applying the GE metrics and disclosure requirements. On October 2, 2025, the district court ruled in favor of the Department and upheld the GE rule. The plaintiffs have 60 days to file notices of appeal, and we expect at least one of the parties to appeal.

The Act requires the Department to undertake rulemaking to implement a new, universally applicable earnings-premium standard for program eligibility under Title IV. This new requirement appears to overlap with, and in some respects is inconsistent with, the existing GE rule, which applies primarily to programs at proprietary schools. The Company believes that this new universally applied earnings requirement will be less restrictive than the existing GE rules. This assessment remains subject to the Department’s forthcoming rulemaking and interpretive decisions, and there can be no assurance regarding the ultimate scope, rigor, or interaction of the two frameworks. Any failure to meet the new earnings-premium requirement would only impact Title IV loan eligibility and would not impact Pell Grant eligibility. The Department has scheduled a second negotiating committee, referred to as Accountability in Higher Education and Access through Demand-driven Workforce Pell (AHEAD), to begin negotiations on December 8, 2025 on regulations to implement these requirements and potentially review and reconcile the overlapping and inconsistent provisions of the GE rule.

We are continuing to evaluate the new earnings premium requirement and to monitor ongoing discussions regarding any potential changes to the gainful employment regulations. Given the complexity of the rules, lack of access to underlying earnings data used to calculate the metrics, and the absence of formal regulations, we are unable to determine the ultimate impact or potential timing of these requirements on our business at this time. See Item 1, “Business - Student Financial Aid and Related Federal Regulation – GE and FVT Negotiated Rulemaking,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—2025 Second Quarter Overview—Recent Legislative Development,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 for a discussion of the new program eligibility requirement. A loss or material reduction in eligible Title IV programs due to either of these requirements would materially impact our student enrollments and profitability.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2025 and 2024 (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2025	% of Total Revenue	2024	% of Total Revenue	2025 vs 2024 % Change	2025	% of Total Revenue	2024	% of Total Revenue	2025 vs 2024 % Change
TOTAL REVENUE	$211,872		$169,828		24.8%	$634,457		$504,832		25.7%
OPERATING EXPENSES
Educational services and facilities (1)	49,141	23.2%	28,287	16.7%	73.7%	147,924	23.3%	85,661	17.0%	72.7%
General and administrative: (2)
Advertising and marketing	29,585	14.0%	26,807	15.8%	10.4%	84,582	13.3%	74,178	14.7%	14.0%
Admissions	21,788	10.3%	20,027	11.8%	8.8%	66,604	10.5%	60,881	12.1%	9.4%
Administrative	42,471	20.0%	38,127	22.5%	11.4%	128,364	20.2%	114,064	22.6%	12.5%
Bad debt	7,913	3.7%	8,733	5.1%	-9.4%	20,928	3.3%	21,364	4.2%	-2.0%
Total general and administrative expense	101,757	48.0%	93,694	55.2%	8.6%	300,478	47.4%	270,487	53.6%	11.1%
Depreciation and amortization	10,015	4.7%	3,053	1.8%	228.0%	31,970	5.0%	9,138	1.8%	249.9%
Asset impairment	-	0.0%	-	0.0%	NM	-	0.0%	2,468	0.5%	NM
OPERATING INCOME	50,959	24.1%	44,794	26.4%	13.8%	154,085	24.3%	137,078	27.2%	12.4%

PRETAX INCOME	56,021	26.4%	52,362	30.8%	7.0%	168,764	26.6%	158,227	31.3%	6.7%
PROVISION FOR INCOME TAXES	16,171	7.6%	14,107	8.3%	14.6%	44,198	7.0%	42,101	8.3%	5.0%
Effective tax rate	28.9%		26.9%			26.2%		26.6%

NET INCOME	$39,850	18.8%	$38,255	22.5%	4.2%	$124,566	19.6%	$116,126	23.0%	7.3%

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

Revenue

The current quarter and year to date revenue increased by 24.8% or $42.0 million and 25.7% or $129.6 million, respectively, as compared to the prior year periods. The increase was primarily driven by the acquisition of USAHS completed in December 2024 that was not part of the comparative prior year periods, as well as increases in revenue for both the current quarter and year to date at CTU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2025	2024	2025 vs 2024 % Change	2025	2024	2025 vs 2024 % Change
Educational services and facilities:
Academics & student related	$43,060	$26,607	61.8%	$129,481	$80,273	61.3%
Occupancy	6,081	1,680	262.0%	18,443	5,388	242.3%
Total educational services and facilities	$49,141	$28,287	73.7%	$147,924	$85,661	72.7%

The educational services and facilities expense for the current quarter and year to date increased by 73.7% or $20.9 million and 72.7% or $62.3 million, respectively, as compared to the prior year periods. The increase was primarily due to a full quarter of expenses related to the USAHS acquisition as compared to no expenses in the prior year periods for USAHS.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2025	2024	2025 vs 2024 % Change	2025	2024	2025 vs 2024 % Change
General and administrative:
Advertising and marketing	$29,585	$26,807	10.4%	$84,582	$74,178	14.0%
Admissions	21,788	20,027	8.8%	66,604	60,881	9.4%
Administrative	42,471	38,127	11.4%	128,364	114,064	12.5%
Bad debt	7,913	8,733	-9.4%	20,928	21,364	-2.0%
Total general and administrative expense	$101,757	$93,694	8.6%	$300,478	$270,487	11.1%

The general and administrative expense for the current quarter and year to date increased by 8.6% or $8.1 million and 11.1% or $30.0 million, respectively, as compared to the prior year periods. The increase was due to expenses related to the USAHS acquisition during the current year periods as compared to no expenses in the prior year periods, which more than offset the decrease in expenses for the remaining institutions.

Advertising and marketing expense for the current quarter and year to date increased by 10.4% or $2.8 million and 14.0% or $10.4 million, respectively, as compared to the prior year periods. The increase was primarily due to advertising and marketing expenses related to the USAHS acquisition during the current year periods as compared to no expenses in the prior year periods.

Admissions expense for the current quarter and year to date increased by 8.8% or $1.8 million and 9.4% or $5.7 million, respectively, as compared to the prior year periods. The increase was primarily due to admissions expenses related to the USAHS acquisition during the current year periods as compared to no expenses in the prior year periods. Excluding USAHS expenses, admissions expenses would have increased slightly as compared to the prior year periods, primarily due to efforts supporting the growth in total student enrollments at CTU.

The administrative expense for the current quarter and year to date increased by 11.4% or $4.3 million and 12.5% or $14.3 million, respectively, as compared to the prior year periods. The increase was due to administrative expenses related to the USAHS acquisition during the current year periods as compared to no expenses in the prior year periods, which more than offset the decrease in expenses within Corporate and Other.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2025	% of Segment Revenue	2024	% of Segment Revenue	2025 vs 2024 % Change	2025	% of Segment Revenue	2024	% of Segment Revenue	2025 vs 2024 % Change
Bad debt expense:
CTU (1)	$5,262	4.5%	$5,003	4.5%	5.2%	$13,681	3.9%	$13,033	3.9%	5.0%
AIUS (1)	2,588	4.6%	3,732	6.5%	-30.7%	6,847	4.0%	8,331	4.8%	-17.8%
USAHS (2)	55	0.1%	-	NA	NM	395	0.3%	-	NA	NM
Corporate and Other	8	NM	(2)	NM	NM	5	NM	-	NM	NM
Total bad debt expense	$7,913	3.7%	$8,733	5.1%	-9.4%	$20,928	3.3%	$21,364	4.2%	-2.0%

________________

(1) The prior year operating results for CTU and AIUS were recast to reflect the transition of the Hippo Education institution from CTU to AIUS.

(2) USAHS includes results of operations starting from the acquisition date on December 2, 2024.

Bad debt expense for the current quarter and year to date decreased by 9.4% or $0.8 million and 2.0% or $0.4 million, respectively, as compared to the prior year periods. The improvement for the current quarter and year-to-date periods was primarily driven by decreases at AIUS, which fully offset increased bad debt expenses at CTU and expense for USAHS.

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

Depreciation and Amortization

Depreciation and amortization expense for the current quarter and year to date increased by $7.0 million and $22.8 million, respectively, as compared to the prior year periods, driven by the USAHS acquisition, which includes amortization for definite-lived intangible assets as well as amortization related to finance leases for ground-based campuses.

Operating Income

Operating income for the current quarter and year to date increased by 13.8% or $6.2 million and 12.4% or $17.0 million, respectively, as compared to the prior year periods. This improvement was primarily driven by increased revenue, which more than offset the increases in operating expenses, as compared to the prior year periods.

Provision for Income Taxes

For the quarter and year to date ended September 30, 2025, we recorded a provision for income taxes of $16.2 million reflecting an effective tax rate of 28.9% and $44.2 million reflecting an effective tax rate of 26.2%, respectively, as compared to a provision for income taxes of $14.1 million reflecting an effective tax rate of 26.9% and $42.1 million reflecting an effective tax rate of 26.6% for the respective prior year periods. The effective tax rate for the current quarter and year to date was impacted by the tax effect of stock-based compensation, which decreased the effective tax rate for the quarter and year to date by 0.2% and 2.0%, respectively. For the full year 2025, we expect our effective tax rate to be between 26.0% and 26.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2025	2024	% Change	2025	2024	% Change	2025	2024
REVENUE:
CTU (1)	$117,069	$112,275	4.3%	$47,762	$44,742	6.7%	40.8%	39.9%
AIUS (1)	56,667	57,354	-1.2%	9,257	8,520	8.7%	16.3%	14.9%
USAHS (2)	37,971	-	NM	66	-	NM	0.2%	NA
Corporate and other	165	199	-17.1%	(6,126)	(8,468)	27.7%	NM	NM
Total	$211,872	$169,828	24.8%	$50,959	$44,794	13.8%	24.1%	26.4%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2025	2024	% Change	2025	2024	% Change	2025	2024
REVENUE:
CTU (1)	$347,622	$332,137	4.7%	$141,369	$131,611	7.4%	40.7%	39.6%
AIUS (1)	172,445	172,116	0.2%	31,973	28,909	10.6%	18.5%	16.8%
USAHS (2)	113,851	-	NM	(1,958)	-	NM	-1.7%	NA
Corporate and other	539	579	-6.9%	(17,299)	(23,442)	26.2%	NM	NM
Total	$634,457	$504,832	25.7%	$154,085	$137,078	12.4%	24.3%	27.2%

________________

(1) The prior year operating results for CTU and AIUS were recast to reflect the transition of the Hippo Education institution from CTU to AIUS.

(2) USAHS includes results of operations beginning on the acquisition date of December 2, 2024. Operating income (loss) for the current quarter and year to date includes $7.1 million and $23.2 million, respectively, of depreciation and amortization expense associated with acquired tangible and intangible assets as well as finance leases.

	TOTAL STUDENT ENROLLMENTS
	As of September 30,
	2025	2024	% Change
CTU	32,000	30,000	6.7%
AIUS	10,100	10,400	-2.9%
USAHS (1)	4,420	-	NM
Total	46,520	40,400	15.1%

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

CTU. Current quarter and year to date revenue increased by 4.3% or $4.8 million and 4.7% or $15.5 million, respectively, as compared to the prior year periods. The increase was driven by total student enrollment growth of 6.7% at September 30, 2025 as compared to the prior year quarter end. CTU's total student enrollment growth was supported by high levels of student retention and engagement, growth in the corporate student program and higher levels of prospective student interest.

Current quarter and year to date operating income for CTU increased by 6.7% or $3.0 million and 7.4% or $9.8 million, respectively, as compared to the prior year periods driven by the increase in revenue discussed above, which more than offset increased operating expenses.

AIUS. Current quarter revenue decreased slightly by 1.2% or $0.7 million as compared to the prior year period and remained relatively stable for the current year to date as compared to the prior year period. Total student enrollments decreased 2.9% at September 30, 2025, as compared to the prior year quarter end, driven by the academic calendar at AIUS that resulted in a lower number of enrollment days in the quarter as compared to prior year quarter.

Current quarter and year to date operating income for AIUS increased by 8.7% or $0.7 million and 10.6% or $3.1 million, respectively, as compared to the prior year period, driven by lower operating expenses as compared to the prior year periods.

USAHS. Revenue for the current quarter and year to date was approximately $38.0 million and $113.9 million, respectively. For the year-to-date period, USAHS reported operating losses of approximately $2.0 million, while reporting breakeven results for the current quarter. For the current quarter and year-to-date period, USAHS reported depreciation and amortization expenses of $7.1 million and $23.2 million, respectively, associated with acquired tangible and intangible assets, along with finance leases.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter and year to date improved by 27.7% or $2.3 million and 26.2% or $6.1 million, respectively, as compared to the prior year periods, primarily due to lower acquisition-related expenses in both the current quarter and year to date as compared to the prior year periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. Note 2 “Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2025, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $668.6 million. Restricted cash as of September 30, 2025 was $21.3 million and primarily related to a letter of credit USAHS is required to maintain with the Department of Education. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2025. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, share repurchases and quarterly dividend payments through at least the next 12 months primarily with cash generated from operations and existing cash balances.

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

On July 31, 2025, the Board of Directors of the Company approved a new stock repurchase program for up to $75.0 million which commenced on July 31, 2025 and expires January 31, 2027. The new stock repurchase program replaced the previous stock repurchase program approved on February 20, 2024. The timing of purchases and the number of shares repurchased under the program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors.

During the year to date ended September 30, 2025, we repurchased 2.3 million shares of our common stock for $66.7 million at an average price of $29.07 per share, of which approximately 1.6 million shares of our common stock for approximately $46.1 million were purchased under the previous stock repurchase program. As of September 30, 2025, approximately $54.3 million was available under our current authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

On October 31, 2025 the Board of Directors declared a quarterly dividend of $0.15 per share, which will be paid on December 12, 2025 for holders of record of common stock as of November 28, 2025. Any decision to pay future cash dividends, however, will be made by the board of directors and depend on the Company’s available retained earnings, financial condition and other relevant factors. The Company expects quarterly dividend payments to be an integral and growing part of its balanced capital allocation strategy that also prioritizes investments in student support and technology projects, while also evaluating future acquisitions and share repurchases.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2025 and 2024, net cash flows provided from operating activities totaled $185.1 million and $144.0 million, respectively. The increase in net cash flows from operating activities for the current year to date was primarily driven by increased operating income.

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

Investing Cash Flows

During the year to date ended September 30, 2025, net cash flows used in investing activities totaled $29.8 million compared to net cash flows provided by investing activities of $7.3 million for the prior year to date.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $24.3 million for the current year to date as compared to a net cash inflow of $10.3 million for the prior year to date.

Capital Expenditures. Capital expenditures increased to $6.3 million for the year to date ended September 30, 2025 as compared to $3.0 million for the year to date ended September 30, 2024. For the full year 2025, we expect capital expenditures to be approximately 1.5% of revenue.

Business Acquisition. The Company received a working capital true up of $0.8 million from the former owners of USAHS in relation to the USAHS acquisition during the year to date ended September 30, 2025.

Financing Cash Flows

During the years to date ended September 30, 2025 and 2024, net cash flows used in financing activities totaled $106.3 million and $31.5 million, respectively. Payments to repurchase shares of our common stock were $66.7 million for the year to date ended September 30, 2025 and $6.8 million for the year to date ended September 30, 2024.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $7.5 million and $3.4 million for the years to date ended September 30, 2025 and 2024, respectively.

Payments of cash dividends and dividend equivalents. During the years to date ended September 30, 2025 and 2024, the Company made dividend and dividend equivalent payments of $27.4 million and $23.2 million, respectively.

Principal payments for finance leases and failed sale leaseback. During the year to date ended September 30, 2025, the Company made payments of $4.2 million for finance leases and a failed sale leaseback, both related to USAHS.

Earnout payments related to business acquisition. During the year to date ended September 30, 2025, the Company made cash earnout payments of $1.8 million related to the Coding Dojo acquisition.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2024 to September 30, 2025 were as follows (dollars in thousands):

	September 30,	December 31,
	2025	2024	% Change
ASSETS
CURRENT ASSETS:
Student receivables, net	$41,302	$22,807	81%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - income taxes	10,670	4,926	117%
Accrued expenses - other	16,295	21,239	-23%
Deferred revenue	59,796	36,740	63%
NON-CURRENT LIABILITIES:
Sale lease-back financing	56,878	-	NA
Construction financing	-	56,500	-100%

Student receivables, net: The increase is driven by timing of student billings for academic terms at our universities.

Accrued expenses - income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income tax for 2025.

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

Construction financing. The decrease in construction financing liability is primarily due to the recategorization of the failed sale leaseback upon lease commencement.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2025, a 100 basis point increase or decrease in average interest rates applicable to our investments would not have had a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of September 30, 2025 and December 31, 2024. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2025, the Board of Directors of the Company approved a new stock repurchase program which authorizes the Company to repurchase up to $75.0 million of the Company’s outstanding common stock. See Note 12 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2025:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2024				$47,106,022
January 1, 2025—January 31, 2025	-	$-	-	47,106,022
February 1, 2025—February 28, 2025	350,000	25.81	350,000	38,065,303
March 1, 2025—March 31, 2025	941,657	25.17	635,000	21,894,476
April 1, 2025—April 30, 2025	-	-	-	21,894,476
May 1, 2025—May 31, 2025	240,000	31.11	240,000	14,422,532
June 1, 2025—June 30, 2025	410,000	32.74	410,000	990,720
July 1, 2025—July 31, 2025	-	-	-	75,000,000
August 1, 2025—August 31, 2025	545,000	30.89	545,000	58,154,087
September 1, 2025—September 30, 2025	115,000	33.07	115,000	54,348,316
Total	2,601,657		2,295,000

(1)
Includes 306,657 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On July 31, 2025, the Board of Directors of the Company approved a new stock repurchase program of up to $75.0 million which commenced on July 31, 2025 and expires on January 31, 2027.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

+31.1	Certification of CEO Pursuant to Rule 13a-14(a)

+31.2	Certification of CFO Pursuant to Rule 13a-14(a)

+32.1	Certification of CEO Pursuant to 18 U.S.C. 1350

+32.2	Certification of CFO Pursuant to 18 U.S.C. 1350

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: November 4, 2025	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President and Chief Financial Officer (Principal Financial Officer)