Form 10-K
period 2025-12-31
PERDOCEO EDUCATION Corp
filed 2026-02-19
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $32.69 per share closing sale price of the Registrant’s common stock on June 30, 2025 (the last business day of the Registrant’s most recently completed second quarter), was approximately $1,775,000,000. For purposes of this calculation, the Registrant’s directors, executive officers and 10% or greater stockholders have been assumed to be affiliates. This assumption of affiliate status is not necessarily a conclusive determination for other purposes. As of February 13, 2026, the number of outstanding shares of the Registrant’s common stock was 62,478,373.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders to be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report to the extent indicated herein.

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

ITEM 1. BUSINESS

OVERVIEW

Perdoceo’s accredited academic institutions offer a quality postsecondary education to a diverse student population, with fully online, campus-based and hybrid learning programs. The Company’s academic institutions – Colorado Technical University (“CTU”), the American InterContinental University System (“AIUS” or “AIU System”) and University of St. Augustine for Health Sciences ("USAHS") – provide degree programs from the associate through doctoral level as well as non-degree seeking and professional development programs. Our academic institutions offer students industry-relevant and career-focused academic programs that are designed to meet the educational needs of today’s busy adults. CTU and AIUS continue to show innovation in higher education, advancing personalized learning technologies like their intellipath® learning platform and using data analytics and technology to serve and educate students while enhancing overall learning and academic experiences. USAHS prepares medical professionals to provide quality medical care to communities across the country primarily through its graduate health sciences degree offerings in physical therapy, occupational therapy, speech language therapy and nursing, as well as continuing education programs. Perdoceo's academic institutions are committed to providing quality education that closes the gap between learners who seek to advance their careers and employers and communities needing a qualified workforce

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

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

Discussion of business operations, trends and key drivers of operating results for CTU will primarily focus on its degree programs, which represent a majority of CTU’s operations and the CTU segment.

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

Discussion of business operations, trends and key drivers of operating results for AIUS will primarily focus on AIU and Trident, which represent a majority of the AIU System and AIUS reporting segment. Specific references will be made to the other universities when material to the disclosure or necessary to understand the overall discussion.

USAHS

USAHS is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education opportunities. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs, which together prepare professionals to serve and provide quality medical care to communities across the country.

Student Enrollments Statistics

Total student enrollments as of December 31, 2025 and 2024 were approximately 44,400 students and 41,380 students, respectively, with approximately 91% enrolled in our institutions’ fully-online academic programs for each of the years ended December 31, 2025 and 2024. Substantially all of the students attending our institutions reside within the United States. Total student enrollments and student enrollment statistics stated above and presented below do not include learners participating in: a) non-degree seeking and professional development programs, and b) degree seeking, non-Title IV, self-paced programs at our universities. Additional student enrollment demographic information for our institutions as of December 31, 2025 and 2024 was as follows:

Student Enrollments by Age Group

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2025	2024
Over 30	68%	67%
21 to 30	30%	31%
Under 21	2%	2%

Student Enrollments by Core Curricula

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2025	2024
Business Studies	66%	66%
Information Technology	12%	13%
Health Education	22%	21%

Student Enrollments by Degree Granting Program

	As a Percentage of Total
	Student Enrollments as of
	December 31,
	2025	2024
Doctoral and Master's Degree	22%	22%
Bachelor's Degree	63%	63%
Associate Degree	15%	15%

GUIDING PRINCIPLES AND STRATEGIC PRIORITIES

In an increasingly demanding economy, learners benefit from higher education that provides practical skills and meaningful career development. We aim to establish our academic institutions as leading online postsecondary education providers for non-traditional students, including adult learners, guided by the following core principles:

•
enhance academic outcomes;
•
further elevate academic quality and integrity; and

•
focus on governance and compliance.

Our strategic priorities revolve around students and their academic successes and we believe these priorities will further support long-term sustainable and responsible growth. These strategic priorities include:

•
optimize student enrollment processes;
•
enhance student retention and engagement;
•
use technology as a differentiator;
•
leverage efficient and effective scalable shared services to support organic growth at our universities and as a key enabler for inorganic growth strategies; and
•
invest in student-serving processes that support our overall academic operations.

OUR BUSINESS

Through our three accredited academic institutions, we offer quality postsecondary education to a diverse student population, with fully online, campus-based and hybrid learning programs, with the health sciences degree programs at USAHS having a strong clinical component. We maintain a student-first approach by providing support throughout the academic journey, from enrollment and orientation to ongoing coaching and learning through graduation, which we believe enhances overall student learning experiences and academic outcomes. We are committed to investing in our academic institutions, including through course curriculum development and student support technology, which we believe enables our student support teams to provide customized service that contributes to positive student experiences. Technology is a key enabler for us, and we are continuing to explore and utilize artificial intelligence ("AI") within the student enrollment and academic life cycle to enhance student experiences. We believe that our technology innovations provide students with tools that enable them to focus on educational content in a manner that is best suited to their personal learning style.

Marketing, Student Recruitment and the Student Enrollment Process

Our academic institutions intend to serve motivated students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, our academic institutions develop and engage in a variety of marketing activities which build awareness of our academic programs and universities among prospective students. Aided by data analytics, our marketing programs are designed to focus on enrolling students who we believe will be more likely to succeed at one of our academic institutions and eventually complete their degree of choice.

Our three academic institutions primarily serve a non-traditional and diverse student population, including adult learners. Our students have a broad range of educational and employment experiences which contributes to their college-level readiness. Each of our universities has an admissions function responsible for interacting with prospective students interested in applying to an institution after they have expressed interest in learning more about our academic institutions and programs. Generally, to be qualified for admission to an undergraduate program at one of our universities, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Our graduate programs require applicants to hold a bachelor's degree and some have additional program specific admissions requirements.

We leverage predictive analytics to help us identify and focus on prospective students who are more likely to succeed at one of our universities. Our prospective student outreach process uses technology to provide a more customized approach to enable us to more effectively provide prospective students with relevant information to help them make more informed academic decisions.

Perdoceo and its academic institutions have continued to test and explore AI-related technology to effectively and efficiently serve current and prospective students and provide our enrollment and student support staff with tools necessary to improve the overall learning and academic experience of our learners. Perdoceo was an early adopter of virtual assistants ("chatbots") that lead to efficiencies in both attracting and servicing of students. These virtual assistants utilize the latest Large Language Models ("LLMs"), as well as other generative AI technologies. The upgraded chatbots are more responsive to student queries, as well as reducing the time and effort to train the chatbots on information students are requesting. In addition, the new virtual assistants give staff increased visibility into what information is important to students as they progress in their academic journeys.

Our technology enhancements enable our admissions staff to customize their prospective student outreach and engagement strategies based on student's prior educational experience, degree and area of program interest, which enables a more meaningful and relevant interaction with the prospective student. We believe prospective students have an improved overall experience in communications with our admissions personnel due to these enhancements.

Admissions advisors serve as a primary point of contact for prospective students, providing information to support informed enrollment decisions and assisting throughout the enrollment process. They also offer guidance and support during the application process and student orientation, helping students transition smoothly into their first class.

Once a student has decided to enroll at one of our academic institutions, the financial aid team works closely with them to provide information about available funding options, including loans and grants. The team’s focus is to ensure students are financially prepared in a timely manner, allowing them to concentrate on their academic pursuits.

At AIUS and CTU, students are offered an orientation that is designed to prepare them to begin classes at our institutions. This orientation process also provides the opportunity for students to understand our academic and support services. We believe completion of these activities better prepares a student to make an informed decision about pursuing their education, as well as allows them to be more successful as it simulates their classroom experience both online and in a campus-based environment. Completion of orientation does not financially obligate students, nor does it require students to continue their education with the university.

Additionally, first-time undergraduate students enrolled in online programs at AIUS and CTU, who choose not to continue, have 21 days after the start of their program to notify the university of their intention to withdraw. Students who notify and withdraw within 21 days will not be responsible for any tuition-related expenses and will receive a refund of any tuition and other institutional fees paid.

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

Employer Supported Students

CTU and AIUS have focused on collaborating with certain employers that support their workforces through education benefits such as tuition assistance programs. We expect continued engagement and collaboration with companies will result in new student interest through increased awareness of our institutions by the employees of these companies. Engaging with these employers provides us with an opportunity to connect with and educate a population of students, we believe, for whom we would otherwise not likely have the same level of access. Students from these employers who attend our institutions are awarded grants from the applicable university to partially offset their tuition costs, the amount of which can vary and depend on the employer’s approach to supporting the educational pursuits of its workforce. Although the amount paid by these students results in lower revenue per student due to the grants awarded from the applicable university, the recruiting, marketing and support costs associated with these students are relatively lower as well and most of these students are able to graduate from their chosen program of study with little or no debt. As of December 31, 2025, approximately 38.3% and 7.5% of total student enrollments at CTU and AIUS, respectively, attend pursuant to these employer sponsored engagements.

Student Retention and Academic Outcomes

Our institutions have continued to focus on improving student retention and enhancing academic outcomes. Investments in student serving processes, including the use of technology, remains a key focus to support these efforts. Our faculty and student advisors provide frequent assistance and feedback to students during their course of academic study. We support increased communication between our faculty and students by providing faculty with various technology enablers such as a two-way messaging platform and enhanced data reporting and analytics to help them provide meaningful academic support and information. As is the case at any postsecondary educational institution, a portion of our students withdraw from their academic programs for a variety of academic, financial or personal reasons, and these efforts are designed to help our students remain in school and succeed in their academic program.

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

AIUS' student-centric framework focuses on having students interact with their admissions advisor from enrollment through the end of their first academic session and be subsequently supported by student advisors. We believe this structure, along with faculty engagement, improves overall student experiences and retention. This cross-functional strategy is aimed at improving student engagement throughout the student’s academic life cycle, with particular emphasis on the important onboarding phase and first academic term as the students adjust to their academic program. Through AIUS' "Ready" course, students can experience the classroom environment in advance of the official start of classes.

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

USAHS's student support processes for prospective students span from prior to the start of their academic program all the way through graduation, yielding positive academic outcomes through a robust support system. A dedicated team of program directors, faculty advisors, student success advisors, and a dedicated student services department offer academic advising, professional development, tutoring, writing support, accessibility accommodations and financial aid assistance, that includes individualized support, student success strategies, and student outreach. These teams prioritize student retention and academic success with a core value of ‘students first’ and through a comprehensive approach to student support, data analysis, and program and institutional review. Each student is assigned a dedicated faculty advisor and a student success advisor. Faculty advisors provide academic guidance and professional development and mentorship in the profession. Student success advisors provide proactive coaching, such as goal setting, time management, course selection, and connecting students to campus and online resources.

Given the nature of USAHS's advanced health sciences degree levels, students enrolled in these academic programs are more likely to persist in their program through completion. USAHS’s strong retention rate, coupled with strong program tenure and job placement rates creates a network effect that continues to attract quality prospective students.

Curriculum and Program Development

Our universities develop and deliver a variety of academic programs resulting in the award of credentials ranging from certificates to doctoral degrees in career-oriented programs of study in core curricula areas of business studies, information technology and health sciences.

Our curricula, instructional delivery tools and experienced faculty comprise the learning experience that provides our student population with a unique opportunity to develop the knowledge, skills and competencies required for specific careers. The curriculum development process focuses on desired career needs, while considering relative competencies necessary to achieve these career needs, as well as any applicable recommendations set forth by advisory boards, programmatic accrediting agencies and industry standards. Subsequently, learning objectives are identified and courses are developed which foster student engagement in activities and optimally result in the attainment of desired program learning outcomes. Curricula may also incorporate AI literacy and discipline-appropriate use of AI tools, which are aligned to program outcomes and workforce expectations, while also emphasizing ethical application, transparency, and critical evaluation. Program design and assessment practices are reviewed to ensure the integrity of student work and alignment with accrediting agency and industry expectations.

Through the acquisition of USAHS, our graduate health sciences offerings expanded with programs in physical therapy, occupational therapy, speech-language pathology and nursing. These programs have a strong clinical component giving students hands-on, real-world experience to apply theory and develop essential clinical skills.

Additionally, our institutions also offer non-degree professional development programs. These online courses and bootcamps offer upskilling and reskilling opportunities where one can develop skills and knowledge in a specific endeavor or area of interest.

Instructional Delivery

Our instructional delivery is based on the belief that learning depends on instructional methodologies and pedagogies that involve and efficiently enable student engagement with the instructor, with other students and with the course content. This engagement is fundamental to student learning outcomes, regardless of whether instruction occurs within a physical or virtual classroom. We continue to focus on innovation in our delivery of online education to enhance the learning experience for students.

We continue to enhance our student technology infrastructure at AIUS and CTU by implementing faculty and student-requested suggestions for our virtual campus and mobile platforms. Additionally, AIU has an interactive rubric that our faculty and student support teams can potentially use to better serve and educate students throughout their academic journey. These enhancements are designed to continuously improve the student experience, particularly for our non-traditional adult learners, while also improving operational efficiency.

USAHS provides instructional delivery both onsite at its various locations in California, Texas and Florida, as well as fully online and hybrid formats. These campus locations include learning centers designed to simulate clinical and home settings, with real medical equipment and high-fidelity, interprofessional environments. USAHS also offers anatomy education in both 2D and 3D for an interactive experience. Additionally, 3D printers and virtual headsets provide students with immersive learning experiences that enable students to see, interact with and experience diverse clinical and patient settings.

Learning Management System

Construction of, and ongoing enhancement to, a virtual campus that engages online students with their instructor, peers and content is critical to the achievement of student learning outcomes. CTU and AIUS online instructional delivery is accomplished using innovative, student-focused learning management systems. While online content delivery is very common today, our course content delivery systems have several features that make them distinctive. Designed around students, our course content delivery systems allow for a rich, engaging student experience that represents innovative online methods of delivering content.

CTU and AIU have implemented the use of sophisticated personalized learning technologies through our virtual campus that provide intelligent, adaptive systems to power the delivery of personalized learning. We have a perpetual license to this technology and our personalized learning content was developed by teams of our own instructors and has been integrated across many of our curricula.

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

Mobile Applications

Students at CTU and AIUS have access to a mobile application and two-way messaging platform which were created to complement students’ mobile-centric lives. During 2025, we introduced new features, such as updates to the login process to streamline it and prevent user error. Approximately 97% of our students within these universities have opted in for the mobile application and 94% have opted to receive mobile notifications. Our students and staff are using the messenger application due to its ease and simplicity. The student benefits of these technological innovations include the ability to connect with their university in a different way, communicate efficiently with faculty, upload required documentation, track grades and degree progress in real-time and participate in courses from the palm of their hand, all of which contribute to increased student engagement. CTU and AIUS also have a faculty mobile application which provides informative dashboards, the ability to complete tasks on the go and enhanced outreach and communication capabilities that we believe make teacher-student interactions easier and more effective.

Additionally, USAHS offers a mobile application to its students which provides information and resources, including general campus and program information, faculty information, and links to various resources, including social media feeds.

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
•
student engagement;
•
promotion of active student learning;
•
compliance with the applicable academic institution policy; and
•
demonstration of scholarship.

Seasonality and Fluctuations in Results

Our quarterly net revenues and income may fluctuate primarily due to total student enrollments during any given quarter. As a result, changes in the academic calendar may have an impact on quarterly comparability as each quarter may have non-comparable revenue-earning days because the academic calendar may align differently with each calendar year and the quarters therein. While most of the operating costs for our institutions do not fluctuate significantly on a quarterly basis, we may see variability within our marketing spend based on the back-to-school season and prospective student interest levels at any given time.

Human Capital

As of December 31, 2025, we had 6,000 employees, of which 2,039 work for CTU, 1,648 work for AIUS and 1,435 work for USAHS, with the remainder being corporate-level employees in areas such as marketing, information technology, financial aid, accounting, human resources, legal and compliance.

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

Our goal is to deploy resources in the most effective and efficient manner that we believe will lead to increased stockholder value while supporting and enhancing the academic quality of our institutions. This philosophy applies to our personnel resources as well. Significant management attention is focused on where to add personnel and other resources to grow responsibly, while at the same time monitoring personnel costs and promoting operating efficiencies. Employee turnover impacts personnel costs and operating efficiencies. The Audit Committee of our Board of Directors regularly reviews information about employee turnover within the Company, including initiatives to reduce employee turnover.

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

The self-identified ethnicity or race of our full-time employees, including full-time faculty members, is approximately 52% White, 23% Black or African American, 13% Hispanic, Latinx or Spanish origin, 6% Asian, 1% American Indian or Alaskan Native and less than 1% Native Hawaiian or Other Pacific Islander, and our full-time employees are approximately 33% male and 67% female. The self-identified ethnicity or race of our part-time non-student employees, who are primarily part-time adjunct faculty members, is approximately 64% White, 18% Black or African American, 8% Hispanic, Latinx or Spanish origin, 5% Asian, 1% American Indian or Alaskan Native and less than 1% Native Hawaiian or Other Pacific Islander, and our part-time employees are approximately 43% male and 57% female.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and competitive, with no one provider having a significant market share. The Higher Education Act of 1965, as amended and reauthorized (“Higher Education Act” or "HEA"), and the related regulations govern all higher education institutions participating in federal student aid and loan programs under Title IV of the Higher Education Act (“Title IV Programs”). According to the National Center for Education Statistics (“NCES”), there were approximately 5,600 postsecondary education institutions eligible for federal student aid in the United States for the academic year 2024-25, including approximately 2,100 for-profit schools (sometimes referred to as "proprietary schools"); approximately 1,800 public schools which include state universities and community colleges; and approximately 1,700 private non-profit schools. According to the U.S. Department of Education (“ED” or the “Department”), over the 12-month period for academic year 2023-24, approximately 25.7 million students were enrolled in postsecondary institutions.

The domestic postsecondary degree-granting education industry was an approximately $796 billion industry for fiscal year 2023, according to NCES. We compete primarily with institutionally accredited, degree-granting colleges and universities, including for-profit institutions like ours as well as public and private non-profit institutions. In particular, competition from online programs has increased as these institutions have broadened their online offerings to meet growing prospective student interest.

Postsecondary institutions are subject to significant regulations which provide for an oversight triad by mandating specific regulatory responsibilities for the accrediting agencies recognized by the Department, the federal government through the Department, and state higher education regulatory bodies.

Extensive and increasingly complex Department regulations governing postsecondary institutions have been enacted, including regulations applicable only to for-profit institutions. These regulations, coupled with the increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education, as well as the evolving needs and objectives of students and employers, economic constraints affecting educational institutions and increased focus on affordability and value, may contribute to continued changes in business operating strategies. We have also recently been operating with dramatic shifts in regulatory approaches across different presidential administrations, resulting in a significant number of regulations being adopted, subsequently rescinded or revised, then re-adopted. We cannot predict the specific actions that the current Administration or Congress may take or their effect on the higher education sector; however the first Trump Administration focused significantly on a de-regulatory agenda and early 2025 executive orders of the current Trump Administration similarly call on all federal agencies to prioritize rescinding costly and burdensome regulations over the adoption of new regulations. We anticipate a number of regulatory changes may be forthcoming reflecting the priorities of the current Administration.

Although competition exists, for-profit institutions serve a segment of the postsecondary education market that we believe is not fully addressed by traditional public and private non-profit universities. Public and private non-profit institutions may face financial constraints that limit their ability to expand programs, including state funding challenges, enrollment declines, rising costs, deferred maintenance of facilities, research obligations, and the professor tenure system. Institutions may also limit student enrollments to preserve the perceived prestige and exclusivity of their degree offerings. For-profit postsecondary institutions offer prospective students flexible and convenient program offerings, as well as a learning structure focused on applied content and the use of technology in delivering education. Nevertheless, the share of the postsecondary education market served by for-profit institutions remains relatively small. As a result, we believe that in spite of regulatory and other challenges facing the industry, for-profit postsecondary education providers continue to have significant opportunities to address the demand for postsecondary education.

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

ACCREDITATION, STATE REGULATION AND OTHER COMPLIANCE MATTERS

Institutional Accreditation

In the United States, institutional accreditation is widely accepted as the basis for the recognition of earned credit and degrees for academic, employment, and professional licensure purposes, and, in some states, as a component of authorization to operate as a degree-granting institution. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to meet its educational mission.

Pursuant to provisions of the HEA, the Department relies on institutional accrediting agencies recognized by the Department to determine whether institutions qualify to participate in Title IV Programs (in combination with state higher education operating and degree granting authority and multiple other federal requirements). All of our institutions are accredited by accrediting agencies recognized by the Department. AIUS is accredited by the Higher Learning Commission (“HLC”), with its next reaffirmation of accreditation scheduled for 2033-2034. CTU is accredited by the HLC and is scheduled for reaccreditation in 2032-2033. USAHS is accredited by the Western Association of Colleges and Schools Senior College and University Commission (“WSCUC”), with its next reaffirmation of accreditation scheduled for 2028.

See Item 1A, “Risk Factors—Risks Related to the Highly Regulated Industry in Which We Operate— Our institutions would lose their ability to participate in Title IV Programs if they fail to maintain their institutional accreditation, and our student enrollments could decline if certain of our programs fail to obtain or maintain programmatic accreditation.”

Institutional Accreditation Table

Institution, Main Campus Location (1)	Accreditor	Year of Accreditation Expiration (2)
American InterContinental University System
Chandler, AZ (Atlanta, GA and Houston, TX)	Higher Learning Commission	2034
Colorado Technical University
Colorado Springs, CO (Denver, CO and Online)	Higher Learning Commission	2033
University of St. Augustine for Health Sciences
San Marcos, CA (Miami, FL, St. Augustine, FL, Austin, TX, and Dallas, TX)	Western Association of Colleges and Schools Senior College and University Commission	2028

___________________

(1) Additional locations as defined by accreditors are in parentheses.

(2) Status as of February 19, 2026.

Programmatic Accreditation

In addition to the institutional accreditations described above, PEC institutions have specialized or programmatic accreditations for certain educational programs. Many states and professional associations require programs leading to licensure or professional practice to maintain programmatic accreditation and require individuals seeking to sit for professional licensing or certification exams to have graduated from accredited programs.

Programmatic accreditation does not satisfy the Department requirements to confer Title IV Program eligibility. Rather, it provides discipline-specific academic quality review by peers in a given field and, in many cases, may enable or assist graduates to practice, sit for licensure or certification exams, or secure appropriate employment in their chosen fields. In addition to programmatic accreditation requirements, some states have licensing boards which regulate who in a state is licensed to practice in a given profession.

Our universities pursue programmatic accreditation where it is required by employers, licensing or certification bodies, or applicable state authorities for graduates to practice a profession or to be eligible to sit for required licensing or certification exams. In some cases, programmatic accreditation is sought because it is commonly expected by employers and may enhance the ability of our graduates to compete for employment in their fields.

Programmatic accreditation has been granted by the following accrediting agencies for the following degree program areas offered by our institutions.

Programmatic Accreditation Table (1)

Accreditor	Campus	Program Area Accredited (2)

ABET	Colorado Technical University, Colorado Springs	Electrical engineering and computer engineering

Accreditation Council for Business Schools and Programs	AIUS: American InterContinental University (all locations), California Southern University and Trident University International; Colorado Technical University (all locations)	Business

Accreditation Council for Occupational Therapy Education of the American Occupational Therapy Association	University of St. Augustine for Health Sciences (all locations)	Occupational Therapy

American Board of Physical Therapy Residency & Fellowship Education	University of St. Augustine for Health Sciences (St. Augustine)	Clinical Orthopedic Residency

Association for Advancing Quality in Education Preparation	AIUS/American InterContinental University, Chandler	Education

Commission on Accreditation in Physical Therapy Education	University of St. Augustine for Health Sciences (all locations)	Physical Therapy

Commission on Collegiate Nursing Education	AIUS/California Southern University, Chandler; Colorado Technical University, Colorado Springs; University of St. Augustine for Health Sciences, San Marcos	Nursing

Council on Academic Accreditation in Audiology and Speech-Language Pathology of the American Speech-Language-Hearing Association	University of St. Augustine for Health Sciences (San Marcos, St. Augustine, Austin and Dallas)	Speech-Language Pathology

Project Management Institute Global Accreditation Center	Colorado Technical University (all locations)	Project management and business

____________________

(1)
Status as of February 19, 2026.
(2)
See the applicable institution's website for a list of programs included in the approval.

State Regulation

State approval agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees or certificates to its students. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or certificates or offer new programs. Moreover, under the HEA and Title IV regulations, institutions that participate in Title IV Programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence as well as each of the other domestic jurisdictions in which it operates.

Currently, all of our campuses (ground-based and online) are authorized by the state in which it is located.

Additionally, CTU and AIUS meet state authorization requirements for their online activities via participation in a consortia program called the State Authorization Reciprocity Agreement (“SARA”). SARA is a reciprocity agreement among member states, districts and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance education courses and programs. Institutions approved under SARA are authorized to operate online programs in SARA member states. Forty-nine states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands are SARA participants (www.nc-sara.org).

California is the only state which is not a part of SARA. CTU and AIUS are registered as out-of-state institutions with the California Bureau for Private Postsecondary Education ("BPPE") to offer their distance education programs to California students. Because its main campus is located in California, USAHS cannot participate in SARA for its online activities. Instead, USAHS maintains licenses or exemptions in each state which requires such licensure or exemption, as the case may be, and where students are enrolled.

Participation in SARA is subject to evolving federal and state policy considerations, including efforts to amend SARA’s reciprocity standards or impose additional eligibility conditions. Certain initiatives that have been introduced are intended to expand host-state oversight of out-of-state distance education providers, narrow the scope of reciprocity, or apply differentiated requirements for proprietary institutions.

During the 2025 legislative session, California considered legislation that would have authorized California to join an interstate reciprocity agreement such as SARA subject to specified conditions. As proposed, the legislation would have continued to require certain out-of-state proprietary institutions offering online programs to California residents to comply with BPPE registration and oversight requirements, while public and nonprofit institutions would have had broader access to reciprocity-based authorization. Although this legislation was not enacted, similar proposals in California reflect ongoing policy efforts to condition reciprocity participation and impose additional state-specific obligations on out-of-state proprietary institutions. Comparable initiatives have been pursued in other states, including legislation and regulatory actions intended to preserve or expand host-state consumer-protection authority, limit the effect of reciprocity, or impose additional authorization, disclosure, or other compliance requirements on out-of-state proprietary institutions.

At the federal level, the Department and Congress have considered measures that could narrow the circumstances in which reciprocity satisfies state authorization requirements, expand licensure-related disclosure and approval obligations for distance education programs, or condition participation in Title IV Programs on enhanced state-level authorization or oversight.

If federal or state actions result in more restrictive reciprocity standards, differential treatment of proprietary institutions, or expanded host-state authorization requirements, our institutions enrolling students across multiple states may incur increased compliance costs, face operational constraints, or be required to obtain and maintain additional state authorizations, which could adversely affect their enrollments, operational efficiency, or ability to offer programs in certain jurisdictions.

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

Other Compliance Matters

On July 26, 2019, the Company executed a settlement agreement with the U.S. Federal Trade Commission ("FTC") to resolve an inquiry commenced by the FTC in 2015. While not admitting any wrongdoing, the Company chose to settle the FTC inquiry after almost four years of legal expenses and cooperation with the FTC’s investigation. Under the terms of the agreement with the FTC, the Company agreed to continue its compliance with the Federal Trade Commission Act and the Telemarketing and Consumer Fraud and Abuse Prevention Act, including compliance with the national do not call registry. The Company agreed to enhance its current operational and compliance processes with respect to prospective student expressions of interest, or “leads,” purchased from third party lead aggregators and generators and implement other agreed-upon compliance measures. Specifically, the agreement with the FTC requires the operation of a system to monitor third party lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. In addition, the FTC Agreement contains requirements regarding employee and lead aggregator acknowledgements of the agreement, compliance certifications and record creation and maintenance. The principal provisions of the agreement with the FTC will remain in effect for twenty years.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – Our agreement with the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses. A failure to comply with the agreement may lead to additional enforcement actions and continued scrutiny, which may result in additional costs or new enforcement actions,” for more information about these agreements.

STUDENT FINANCIAL AID AND RELATED FEDERAL REGULATION

A majority of our students require assistance in financing their education. Our institutions are approved to participate in the Department's Title IV Programs. Our institutions also participate in a number of state financial aid programs, tuition assistance programs of the United States Armed Forces, education benefits administered by the Department of Veterans Affairs (“VA”), as well as tuition assistance programs offered by employers. Our institutions that participate in federal and state financial aid programs are subject to extensive and frequently changing regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

Nature of Federal and Private Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain education related expenses at any institution that has been approved to participate by the Department. These federal programs are authorized by the Higher Education Act. While most students are eligible for a Title IV loan, typically, additional financial aid administered under Title IV Programs is awarded on the basis of financial need, which is generally defined under the HEA as the difference between the costs associated with attending an institution and the amount a student’s family can reasonably be expected to contribute based on a federally determined formula. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

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

Federal Student and Parent Loans

The Department’s major form of aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“Direct Loan”) Program. Direct Loans are loans made directly by the U.S. Government to students or their parents. The Direct Loan program offers Federal Direct Stafford, Federal Direct PLUS (which provides loans to parents of dependent students and to graduate or professional students, known as “Parent PLUS” and “Grad PLUS,” respectively) and Federal Direct Consolidation Loans. As described below, the Grad PLUS loan program is being eliminated for new borrowers starting July 1, 2026, with new graduate-specific annual and aggregate caps under the Direct Unsubsidized Loan program.

Undergraduate students who have demonstrated financial need may be eligible to receive a Direct Subsidized Loan, with the Department paying the interest on this loan while the student is enrolled at least half-time in a Title IV eligible school. Undergraduate students who do not demonstrate financial need and graduate students may be eligible to receive a Direct Unsubsidized Loan. Graduate/professional students may only receive Direct Unsubsidized Loans. With Direct Unsubsidized Loans the student is responsible for the interest for the life of the loan, including while the student is in school, although interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a Direct Subsidized Loan may also be eligible to receive a Direct Unsubsidized Loan.

A student is not required to meet any specific credit scoring criteria to receive a Direct Unsubsidized or Subsidized Loan, but historically, any student with a default on a prior loan made under any Title IV Program may not be eligible for new loans unless the default has been cured through repayment progress. Through a temporary student loan initiative announced on April 6, 2022, students that had previously defaulted on a student loan were temporarily eligible for new loans, which increased the number of prospective students who were able to continue their education at one of our academic institutions. This initiative expired in October 2024. The Department has established maximum annual and aggregate borrowing limits for Direct Loans.

The Federal Direct PLUS Loan Program provides Parent PLUS loans to parents of dependent undergraduate students and Grad PLUS loans to graduate and professional students with acceptable credit histories. Direct PLUS Loans may be used to cover education-related expenses for a dependent undergraduate student or for a graduate or professional student enrolled at least half-time at an eligible institution, up to the student’s cost of attendance minus all other financial aid received. Under the Reconciliation Act (defined below), the Grad PLUS loan program is discontinued for new borrowers effective July 1, 2026, and remains available only to certain existing borrowers who meet the Act’s “grandfathering” conditions. Graduate and professional students who qualify for grandfathered eligibility and do not have an adverse credit history may continue to borrow a Grad PLUS loan, for up to three academic years or graduation whichever comes earlier, while enrolled at least half-time at our eligible institutions, subject to the same cost of attendance limitations.

Federal Pell Grant and Federal Supplemental Educational Opportunity Grant

Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The 2025-26 award year maximum annual Pell Grant is $7,395, before considering any additional amount awarded pursuant to a year-round Pell Grant, which began with the 2017-18 award year. A year-round Pell Grant program allows students to receive up to 150% of the student’s annual award, allowing students to receive Pell Grant funds for up to two additional academic terms during an award year so that they can continue taking classes and work toward graduating more quickly. To be eligible for the additional Pell Grant funds, the student must be enrolled at least half-time in the payment period(s) for which the student receives the additional Pell Grant funds in excess of 100% of the student’s regular Pell Grant award.

FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per academic year for the neediest students. Institutions, including ours, are required to provide matching funding for FSEOG awards that represent not less than

25% of the total FSEOG award to be received by eligible students. The matching may be accomplished through institutional, private and/or state funds.

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

Veterans Benefits Programs

Some of our students who are veterans use their benefits under the Montgomery GI Bill, or the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (“Post-9/11 GI Bill”), to cover their tuition. A certain number of our students are also eligible to receive funds from other education assistance programs administered by the VA.

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

On January 4, 2011, the Post-9/11 Veterans Educational Assistance Improvements Act of 2010 (“Improvements Act”) was adopted, which amended the Post-9/11 GI Bill in several respects. The Improvements Act altered the way benefits related to tuition and fees are calculated. For nonpublic U.S. institutions, the Improvements Act bases the benefits related to tuition and fees on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance paid directly to the institution for the sole purpose of defraying tuition cost) rather than the charges established by the institution. The Improvements Act also replaced the state-dependent benefit cap with a single national cap which is adjusted annually and as of August 1, 2025, and effective through July 31, 2026, the national cap of academic year tuition and fee charges for private institutions of higher learning is $29,921. In addition, veterans pursuing a program of education solely through distance learning on a more than half-time basis are eligible to receive up to 50% of the national average of the basic housing allowance available to service members who are at military pay grade E-5 and have dependents. Most Improvements Act changes took effect on August 1 or October 1, 2011, though changes to rules regarding eligibility for benefits were effective immediately or retroactively to the effective date of the Post-9/11 GI Bill. The Improvements Act did not change the Post-9/11 GI Bill’s provision that allows veterans to receive up to $1,000 per academic year for books, supplies, equipment, and other education costs.

U.S. Military Tuition Assistance

Eligible active duty, Reserve Service members and National Guard Service members of the United States Armed Forces are eligible to receive tuition assistance through the Military Tuition Assistance ("TA") Program, which is governed by the Department of Defense (“DoD”) uniform policy and administered by each individual branch of service. Service members may use this tuition assistance to pursue postsecondary degrees at postsecondary institutions that are accredited by accrediting agencies that are recognized by the Department. Each branch of the armed forces has established its own rules for the tuition assistance programs of DoD.

In 2010, both Congress and the DoD increased their focus on DoD tuition assistance that is used for distance education and programs at for-profit institutions. The DoD Voluntary Education Partnership Memorandum of Understanding (“MOU”) was established as part of the revised DoD Instruction 1322.25, Voluntary Education Programs dated March 15, 2011. The DoD updated the MOU in 2014 and 2019, in each case with enhanced requirements for institutions. The MOU requires that participating institutions provide meaningful information to students about the financial cost of attendance at an institution so military students can make informed decisions on where to attend school, not use unfair, deceptive, and abusive recruiting practices, and provide academic and student support services to service members and their families. It contains requirements regarding the disclosures of costs and amounts covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans, and academic and financial advising. The MOU also incorporates the use of the “VA Shopping Sheet,” a standardized cost form with federal aid information which has evolved into what is now referred to by the Department as the “College Financing Plan.” The MOU conveys the commitments and agreements between the educational institution and DoD prior to accepting funds under the tuition assistance program. For example, the MOU requires an institution to agree to support DoD regulatory guidance, adhere to a bill of rights that is specified in the regulations, and acknowledge DoD’s oversight authority, including participation in reviews if implemented. Under the MOU, institutions must also agree to adhere to the principles and criteria established by the Service Members Opportunity Colleges Degree Network System regarding the transferability of credit and the awarding of credit for military training and experience. CTU and AIUS (which includes Trident) have signed such MOUs most recently in July 2024, which is effective through 2029. USAHS has signed an MOU most recently in July 2025, which is effective through July 2030.

Institutional Payment Plans

Some of our students will enter into payment plans with our institutions to pay a portion, or in some cases all, of their institutional charges directly to the school. These arrangements typically apply to students who have a gap between Title IV financial aid, military service education benefits and other third-party aid and their institutional charges or for students who are enrolled in programs or courses for which Title IV or other financial aid is not available. The payment period for these plans varies and includes payment terms during the in-school period as well as for periods extending up to 12 months beyond graduation. Our institutions do not charge interest under the payment plans.

Scrutiny of the For-Profit Postsecondary Education Sector

In recent years, Congress, the Department, states, accrediting agencies, the Consumer Financial Protection Bureau (“CFPB”), the FTC, state attorneys general, consumer advocacy groups and the media have all scrutinized the for-profit postsecondary education sector. Congressional hearings and roundtable discussions were held regarding various aspects of the education industry, including issues surrounding student debt as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. Many of the most highly criticized institutions have been closed now for several years. A group of influential U.S. senators, consumer advocacy groups and some media outlets have strongly and repeatedly encouraged the Department, DoD and the VA and its state approving agencies to take action to limit or terminate the participation of institutions such as ours in existing financial aid and tuition assistance programs. In several cases, these groups have received significant financial support from third parties critical of our sector and have aligned on messaging that negatively impacts our sector during policy and rulemaking discussions. In addition, the Biden Administration made student loan forgiveness one of its top domestic policy objectives, and it was aggressively pursued by the Department in cooperation with special interest groups, other federal agencies, state attorneys general and others. These groups collectively focused efforts relating to student debt forgiveness on for-profit colleges and universities, encouraging loan discharge applications and complaints by former students. The loan discharge efforts under multiple authorities and programs culminated in an expansive loan forgiveness effort that resulted in the discharge of nearly $189 billion for 5.3 million borrowers. In our sector, with one exception, these efforts specifically targeted any school that was no longer in operation, allowing the Administration to make accusation of behavior that support loan forgiveness to go unchallenged. Additionally, the Biden Administration agreed with activist groups to allow the approval of loan forgiveness without any supporting evidence as part of a legal settlement which vastly expanded the number of former students submitting applications without merit.

Existing regulations discussed below impose additional burdens on for-profit postsecondary institutions, and often apply unevenly. For example, the 90-10 Rule is an additional annual eligibility test that applies exclusively to for-profit sector institutions. The Gainful Employment rule is designed to primarily impose additional requirements on for-profit sector programs and many of the proposed modifications to other long standing existing rules at the federal and state levels contain new requirements that apply exclusively to for-profit sector institutions and their ownership structures.

Following President Trump’s January 20, 2025 inauguration, and the convening of the 119th Congress, federal policy has emphasized regulatory review and, in certain instances, deregulation, including through multiple executive actions addressing agency rulemaking and regulatory repeal initiatives. The Trump Administration has issued an executive order directing the Secretary of Education to take steps, to the maximum extent permitted by law, to facilitate closure of the Department of Education, and legislation to abolish the Department has also been introduced in Congress. While we cannot predict the likelihood, timing, or substance of these changes, we expect Title IV participation will continue to be heavily regulated, no matter which federal agency oversees the programs, and we may be required to adapt our policies, procedures, systems, and compliance practices in response to new laws, regulations, or agency interpretations. In addition, future federal actions may delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions, and the Department may interpret, apply, and enforce existing requirements differently from prior guidance and practice.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive and evolving regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," for information about the potential impact of new regulations on our business; and the “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” section below for an overview of the current rules relating to the 90-10 Rule, borrower defense to repayment, financial responsibility standards, gainful employment, change in ownership or control and administrative capability.

Legislative Action and Recent Department Regulatory Initiatives

The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. The Higher Education Opportunity Act (“HEOA”) was the most recent reauthorization of the HEA and was signed into law on August 14, 2008. It revised many of the regulations governing an institution’s eligibility to participate in Title IV Programs. Congress has subsequently taken several actions that effectively extend the HEA and various Title IV Programs on a temporary basis. Congress could work to reauthorize the HEA in its entirety, pass a series of smaller bills that focus on individual parts of the HEA, primarily Title IV Programs, or continue to extend existing Title IV Programs for more limited terms while continuing debate on broader policy objectives. Ongoing policy differences in Congress could lead to significant regulatory changes in connection with any reauthorization of the HEA or the funding of Title IV Programs generally.

On July 4, 2025, President Trump signed into law a reconciliation bill, H.R. 1 (P.L. 1119-21), sometimes referred to as the One Big Beautiful Bill Act (the “Reconciliation Act”), which amended the HEA and enacted broad changes to federal spending and taxation, including significant changes to the Title IV Programs. Among the changes were a material restructuring of Federal Direct Loan programs. Beginning on July 1, 2026:

•
The maximum lifetime borrowing limits for all students (excluding Parent PLUS loans) is $257,500.
•
Grad PLUS programs are eliminated for new borrowers. New borrowing limits will apply to Direct Unsubsidized Loans: graduate students may borrow up to $20,500 per academic year with a $100,000 aggregate cap, professional-degree students may borrow up to $50,000 per academic year with a $200,000 aggregate cap. Borrowers who received a Direct or PLUS Loan before July 1, 2026, may continue to borrow under prior terms for up to three additional academic years or their remaining program time, whichever occurs first.
•
Parent PLUS loans are capped, for each dependent undergraduate student, at $20,000 per academic year and $65,000 in the aggregate.
•
An earnings-premium accountability test will revoke loan eligibility for any academic program whose graduates’ median earnings fall below specified comparison groups for two out of any three consecutive years.
•
Repayment options for loans first disbursed on or after July 1, 2026, are limited to (i) a 10-year Standard plan and (ii) an income-driven Repayment Assistance Plan.

The Reconciliation Act also delays until July 1, 2035, the effective date of the Biden Administration’s 2022 borrower defense to repayment and closed school loan discharge regulations. These regulations remain the subject of a legal challenge. See “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Borrower Defense to Repayment" section below for further discussion.

Congress may enact additional legislation affecting federal student aid programs or higher education more broadly, and while the scope, timing, and final content of any such legislation cannot be predicted, any enacted changes could adversely affect our institutions, students, or results of operations.

2025 Negotiated Rulemakings

The Department regularly conducts negotiated rulemakings to develop regulations governing participation in the Title IV Programs, a process generally required by statute for major Title IV regulations. Through these rulemakings, the Department convenes representatives of affected stakeholders to consider proposed regulatory changes, and the outcomes of those proceedings may result in new or revised regulations that affect institutional eligibility, compliance obligations and continued access to federal student aid. If a negotiated rulemaking committee reaches consensus on regulatory language, the Department generally uses the consensus language as the basis for its proposed regulations, although it retains discretion in issuing the final rule following notice and public comment.

In 2025 the Department established two negotiated rulemaking committees for the implementation of the Reconciliation Act. The Re-Imagining and Improving Student Education (“RISE”) committee reached consensus on November 6, 2025, on the entire package of loan related changes, including federal student-loan limits, repayment plans and the elimination of the Grad PLUS Loan program. The Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”) committee reached consensus on Workforce Pell and Pell changes on December 12, 2025, and reached consensus on accountability measures on January 9, 2026. On January 30, 2026, the Department published proposed regulations related to the RISE committee. The Department indicated that it intends to publish proposed AHEAD committee regulations in spring 2026 and final regulations for both the RISE and AHEAD committees later in 2026 and may issue interim guidance to ensure the statutory July 1, 2026, effective date is met where required.

Under the HEA and existing Title IV regulations, the definition of “professional programs” consists of a limited set of previously enumerated degree programs—such as medicine, dentistry, law, veterinary medicine, optometry, pharmacy, and certain other professions—that will now be treated differently from other graduate programs for federal student loan purposes. The definition is significant for institutions because, effective July 1, 2026, classification as a professional program allows graduate students to borrow up to $50,000 per year, instead of $20,500 per year with a $200,000 aggregate loan limit, instead of $100,000 aggregate loan limit. In the RISE negotiating committee, the committee reached consensus on a revised definition of professional programs that largely preserves the existing framework, adding only doctoral programs in clinical psychology, and allowing certain closely related programs to be treated as professional programs based on alignment at the four-digit CIP code level, rather than through an open-ended or discretionary expansion.

Historically, Title IV borrowing by students at AIUS and CTU has remained within the new graduate-level limits outlined in the Reconciliation Act. At USAHS, many graduate students previously relied on Grad PLUS loans. Under the current consensus language, programs such as physical therapy, occupational therapy, speech-language pathology, and nursing are not classified as professional programs. If the Department’s final regulations do not revise this classification, students in these programs will be subject to lower borrowing limits, which could negatively impact enrollment. We are informing prospective students about private financing alternatives available in the market, while updating our internal processes and communications to ensure comprehensive counseling on responsible borrowing. While these steps are intended to mitigate the impact, we cannot currently predict the extent to which reduced federal loan availability may influence prospective student demand.

See “Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Gainful Employment and Financial Value Transparency" for further discussion of the results of the AHEAD committee’s consensus on accountability provisions.

The Department may adopt new or revised regulations through negotiated rulemakings or other regulatory processes, and although the outcome and implementation of these efforts are uncertain, the resulting regulations could impose additional compliance obligations or otherwise have a negative impact on our schools and financial performance.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive and evolving regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult."

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

To be eligible to participate in Title IV Programs, an institution must comply with the HEA and regulations thereunder that are administered by the Department. We and our institutions are regularly subject to audits and compliance reviews and periodically subject to inquiries, lawsuits, investigations, and/or claims of non-compliance from federal and state regulatory agencies, accrediting agencies and the Department, based on claims by present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards or other regulatory requirements applicable to us or our institutions. If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, provisional certification or other civil or criminal penalties. In addition, if the Department or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the HEA or the Department’s regulations, that institution could be required to repay such funds, and could be assessed an administrative fine.

The HEA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the Department for review. In May 2023, the Department’s Office of Inspector General (“OIG”) released a revised audit guide applicable specifically to proprietary schools and third-party servicers administering Title IV Programs. The updated guide is effective for fiscal years beginning after January 1, 2023. The revised audit guide was effective for us for the year ending December 31, 2023, and applies to annual compliance audits due June 30, 2024, and thereafter. The new guide increases the requirements and testing procedures necessary when filing our annual Title IV compliance audits.

Eligibility and Certification by the Department

Under the HEA, an institution must periodically apply to the Department for recertification to participate in Title IV Programs at least every six years, or more frequently as required by the Department based on institutional risk. In addition, a change in ownership or control requires separate Department review and approval and may result in provisional certification or additional conditions. An institution also must obtain the Department's approval for certain substantive changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features.

Institutions approved to participate in Title IV Programs sign a program participation agreement provided by the Department that describes the terms of participation and includes a number of certifications and assurances made by the senior executive officers of the institutions. As long as an institution has applied for recertification at least ninety days prior to the expiration of its current program participation agreement, the institution’s eligibility to participate in Title IV Programs continues on a month-to-month basis until the Department completes its review. The Department may issue full certification to an institution, it may deny certification, or it may elect to issue provisional certification, in which case the program participation agreement outlines additional requirements that the institution must meet. The Department may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. During the period of provisional certification, an institution must obtain prior Department approval to add an educational program, open a new location or make any other significant change. Provisional certification does not generally limit an institution’s access to Title IV Program funds. The Department may withdraw an institution’s provisional certification without advance notice if the Department determines that the institution is not fulfilling all material requirements.

In February 2025, both CTU and AIUS received recertifications of their program participation agreements through June 30, 2027. Additionally, AIUS was removed from provisional certification, leaving both AIUS and CTU with full certification. Following the Trident acquisition and AIU’s implementation of a university system model, institutional accreditation and approval by the Department continues at the AIU System level. By March 31, 2027, CTU and AIUS will each be required to submit applications for recertification to continue participation in Title IV Programs.

As part of the standard change of ownership process, USAHS is operating under a temporary provisional program participation agreement as a result of the Company’s recent acquisition while the Department reviews all of the materials submitted as part of the change of ownership application process. Pursuant to applicable regulations, if the change of ownership is approved, USAHS will then participate under provisional certification for up to three years.

On October 31, 2023, the Department published new regulations on certification procedures that became effective July 1, 2024. The revised regulations provide a more rigorous process for certifying institutions to participate in the Title IV Programs, both initially and on an ongoing basis. The changes increase the Department’s oversight of institutions at critical points of institutional review including initial certification, during provisional certification, after a change of ownership, at recertification, and when there is a risk of closure.

These regulations added additional events that lead to provisional certification, such as if an institution is required to post a letter of credit because of a mandatory or discretionary trigger in the financial responsibility regulations, the Department determines the institution is at risk of closure, or the institution fails the 90-10 rule. It established new supplementary performance measures the Department may consider in determining whether to certify or condition the participation of the institution, such as withdrawal rates, the amount of educational and pre-enrollment expenditures, and licensure pass rates where the institution is required by an accrediting agency or state to report licensure exam passage rates. The regulations added a provision to include all federal agencies and add state attorneys general to the list of entities that have the authority to share with each other and the Department any information pertaining to an institution’s eligibility for or participation in Title IV Programs or any information on fraud, abuse, or other violations of law. The regulations established a non-exhaustive list of conditions that the Department may apply to provisionally certified institutions, such as the submission of teach-out plans, the release of holds on student transcripts, restrictions or limitations on the addition of new programs or locations, requirements related to enrollment in programs that lead to state licensure, restrictions on growth in enrollments or Title IV volume, restrictions on the ability to provide a teach-out on behalf of another institution, restrictions on the acquisition of other institutions, additional financial reporting requirements, and limitations on entering into written arrangements with other institutions for the provision of educational instruction. Finally, the regulations require provisionally certified schools that have major consumer protection issues to recertify after no more than three years. For institutions alleged or found to have engaged in misrepresentation, aggressive recruiting, or incentive compensation violations, the Department may require that the institution engage a monitor and submit marketing materials to the Department for its review and approval.

See Item 1A, “Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – “If the Department denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not operate its business as it is currently conducted,” and other risk factors in Item 1A for additional information about the risks surrounding continued participation in Title IV Programs.

“90-10 Rule”

Under a provision of the HEA commonly referred to as the “90-10 Rule,” any of our institutions that, on modified cash basis accounting, derives more than 90% of its cash receipts from federal sources for a fiscal year will be placed on provisional participation status for its next two fiscal years, is required to provide warning notices to students regarding the potential loss of Title IV Program funds and would be required to post a letter of credit with the Department. If an institution does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in Title IV Programs for at least two fiscal years. We have minimal control over the amount of federal funding sought by or awarded to our students. The Reconciliation Act amended the HEA to permit institutions, at their discretion, to establish Title IV loan borrowing limits for specific educational programs, provided that any such lower loan limits are applied uniformly to all students enrolled in the same program. If an institution violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the Department could require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility

We have implemented various measures intended to reduce the percentage of our institution’s 90-10 revenue attributable to federal funds, including emphasizing employer-paid and other direct-pay education programs such as our corporate student programs, diversifying our educational offerings to increase the portion of our students who do not rely on Title IV Program funds, recruitment of international students, who are not eligible for Title IV Program funds, the use of externally funded scholarships and grants and counseling students to carefully evaluate the amount of necessary Title IV Program borrowing consistent with Department regulations and guidance.

On October 28, 2022, the Department published final regulations, effective July 1, 2023, to calculate the percentage of a for-profit school’s revenue that is derived from federal education assistance under the 90-10 Rule. These regulations reflected amendments made by the American Rescue Plan Act of 2021 (H.R.1319), enacted on March 11, 2021, which expanded the 90-10 calculation to include all identifiable sources of federal educational funding rather than only Title IV funds. Under these regulations the definition of “federal educational assistance funds” includes any identifiable revenue a school receives from tuition assistance programs offered by federal agencies, such as the Departments of Defense, Veterans Affairs, and Labor. The regulation also included a number of technical changes, including a departure from the historical focus on cash basis revenue and existing Title IV Program cash management regulations. For example, in certain instances, institutions would be required to accelerate the receipt of, or would be deemed to have received, federal funds not received at the end of the annual measurement period.

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

Although the regulatory text adopted by the Department in its Final Rule was consistent with the consensus language reached during negotiated rulemaking, the Department included in the preamble to the regulation a number of interpretations that are likely not consistent with the consensus language and may potentially narrow and/or limit non-federal revenue that may be included by institutions in their annual calculations. These interpretations were offered with limited explanation and are expected to make future compliance with these regulations unclear and therefore more difficult for for-profit institutions. On July 7, 2025, the Department issued an Interpretive Rule reversing a prior interpretation and clarifying that non-federal revenue from programs delivered through distance education may be counted as non-federal revenue in an institution’s 90-10 calculation.

We have preliminarily calculated the 90-10 rates for the year ended December 31, 2025, and AIUS, CTU and USAHS are all in compliance with the 90-10 Rule. The preliminary calculations for AIUS, CTU and USAHS show improvement from the prior year. The 90-10 Rule requires detailed, source-level analysis of institutional revenues to identify potential indirect or otherwise not obvious federal funding streams. The new 90-10 Rule requires a high level of granularity and research of different fund sources to determine whether there may be an indirect and an otherwise unobvious federal connection. While our preliminary calculations for the 2025 fiscal year indicate that the institutions remain in compliance with the 90/10 threshold, we are continuing our review of the applicable regulatory requirements and conducting a further audit of the 2025 calculations.

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

We are continuing to monitor the Department’s interpretations, public statements, and other communications and have had to make adjustments in our operations in response to these new rules. See Item 1A, "Risk Factors – Risks Related to the Highly Regulated Field in Which We Operate – The extensive and evolving regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult," and "Our institutions could lose their eligibility to participate in federal student financial aid programs, face significant limitations on their ability to serve new or former students or have other limitations placed upon them if the percentage of their revenues derived from certain federal programs is too high," for information about the potential impact of new regulations on our business.

Student Loan Cohort Default Rates

An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally guaranteed or federally funded student loans exceed specified percentages. This is determined by an institution’s cohort default rate (“CDR”), which is calculated on an annual basis as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30 of each year). An institution’s CDR is calculated as the percentage of borrowers who entered repayment in the relevant federal fiscal year who default before the end of the second fiscal year following the fiscal year in which the borrowers entered repayment. This represents a three-year measurement period.

If an institution’s three-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, our institutions have implemented a 30-day delay for such disbursements.

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

We have initiatives aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize with our students the importance of compliance with loan repayment requirements and provide for loan counseling and communication with students after they cease enrollment. Our efforts supplement the counseling, processing and other student loan servicing work performed by the Department through contracts it has with select third parties. The quality and nature of the student loan servicing work performed by the Department has a direct impact on our cohort default rates and we have experienced past performance failures by the Department and its student loan servicers in outreach to students.

As part of the CARES Act, which was signed into law on March 27, 2020, federal student loan payments and interest were suspended for a period of time. Ultimately, student loan repayment commenced again in October 2023, while interest began accruing on those loans as of September 1, 2023. During the suspended period, all student loan borrowers had their loans placed in forbearance, and as such, were no longer required to make payments on their federal student loans. Consequently, no further defaults could occur during this period. Based on this forbearance, and more specifically its timing, we have seen a favorable impact on the CDR rates starting with the 2018 cohort rates. We believe this favorability will at least continue through the 2023 cohort default rates and expect the rates through the 2022 cohort to be at or near zero percent and 2023 to be under 10%.

In September 2025, the Department released the official three-year cohort default rates for the 2022 cohort which was 0% for all our academic institutions, which is consistent with the 0% for all institutions as of 2021 and 2020 as well.

Following the expiration of the COVID-19-era payment pause, federal student loan repayment resumed in October 2023, and interest again began accruing on outstanding balances. To facilitate the transition back into repayment, the Department implemented a temporary “on-ramp” period, which extended through September 30, 2024. During this period, borrowers who missed payments were not considered in default, were not referred to collections, and generally were not reported as delinquent to credit bureaus, although interest continued to accrue on unpaid balances.

The resumption of repayment has been accompanied by significant operational challenges affecting federal loan servicers, including servicer transitions, billing errors, delayed or inconsistent borrower communications, and extended wait times for borrower assistance. During this period, the Department implemented the SAVE income-driven repayment plan, which was intended to reduce monthly payment obligations for many borrowers, including through expanded eligibility for zero-dollar payments. However, implementation of key aspects of SAVE has been disrupted by ongoing litigation. As a result of the litigation and the Department’s proposed settlement, borrowers who enrolled or attempted to enroll in SAVE—including those who, beginning in July 2024, would otherwise have been eligible for substantially reduced monthly payments—have been placed into an interest-free administrative forbearance. The Department has also announced its intention, pursuant to the proposed settlement, to transition borrowers currently enrolled in SAVE into other income-driven repayment plans. The timing and mechanics of that transition remain unclear, including when borrowers will be required to take action, how quickly servicers will process plan changes, and how the transition may affect interest accrual, progress toward loan forgiveness, and borrower repayment behavior.

The combined effects of the repayment “on-ramp” period and ongoing loan servicer disruptions create uncertainty as to how these factors will ultimately affect future cohort default rates. Loan servicers have reported prolonged wait times for borrower assistance and have indicated that they are conducting limited or no proactive outreach to delinquent borrowers as resources are redirected to managing elevated inbound call volumes, conditions that are likely to adversely affect cohort default rates at our institutions. The Department has also warned that defaults across the higher education sector may increase significantly once temporary forbearance and relief measures expire.

In addition, a number of borrower-relief policies adopted during the Biden Administration —including limiting the consequences of nonpayment during the on-ramp period and publicly advancing proposals for broad-based student loan forgiveness—may have reduced repayment incentives for certain borrowers. These policies, together with servicer challenges, are expected to negatively affect future default rates, and recent reports indicate that repayment performance among loans that re-entered repayment in October 2023 is significantly below historical levels. As a result of these factors, we anticipate that our Cohort Default Rates beginning with the 2024 cohort may be higher than historical levels until borrower repayment behavior and servicing conditions stabilize.

Closed School Loan Discharges

Under the HEA and Title IV regulations, certain borrowers may be eligible for a closed school loan discharge, which provides for the cancellation of federal student loans if a student’s school closes while the student is enrolled or if the student withdraws not more than 180 days before the school’s closure (or such longer period as the Department may approve in connection with a closure), and the student does not complete the program through an approved teach-out or by transferring credits to another eligible institution. Closed school loan discharges are administered by the Department and may be granted automatically or upon application, depending on the circumstances of the school’s closure and the borrower’s enrollment status.

Although the discharge relieves the borrower of repayment obligations, the Department has statutory authority to seek recoupment from the institution that closed for amounts discharged, including through offsets against future Title IV funds, demands for repayment, or draws on letters of credit or other financial protection posted by the institution. School closures and related discharge activity may also result in heightened regulatory scrutiny, additional compliance obligations, reputational harm, and potential financial exposure, including costs associated with teach-out arrangements, administrative proceedings, or related borrower defense claims.

Borrower Defense to Repayment

On November 1, 2016, the Department adopted regulations that cover multiple issues including the processes and standards for the discharge of federal student loans, which are commonly referred to as “borrower defense to repayment” ("BDR") regulations. On September 23, 2019, the Department published BDR regulations that became effective on July 1, 2020. The 2019 BDR regulations are summarized below and created a distinct loan discharge process and standards applicable to federal student loans first disbursed after July 1, 2020. On November 1, 2022, the Department published further revised and final BDR regulations that were to become effective on July 1, 2023. The BDR regulations have been negotiated and revised multiple times by the Department, which has created competing standards and outcomes for institutions and student borrowers. Since their initial adoption in 2016 and with their subsequent modifications in 2019 and 2022, the Department’s BDR regulations have also been the subject of numerous legal challenges in different jurisdictions around the country. The Department subsequently used the settlement of a lawsuit (discussed below) that was primarily seeking improvements in the Department's processing of claims as a means of providing loan forgiveness, including previously denied and/or meritless claims and further adopting yet another new BDR process and set of standards applicable to claims pending as of that date. Numerous legal challenges remain pending regarding these regulations, making it difficult to predict what standards and processes will ultimately apply to historical or future student loan forgiveness to our current or former student borrowers.

2019 Final Regulations – Summary

The 2019 BDR regulations significantly altered how loan discharge applications are to be treated by the Department. In addition to adopting the more balanced burden of proof standard of “preponderance of the evidence,” the 2019 regulations provided for a single new federal standard for a misrepresentation claim a student may assert against its school. Under that standard, an individual borrower may assert a defense to repayment based on the institution’s statement, act, or omission that is false, misleading, or deceptive. To be eligible for relief, the borrower would be required to demonstrate that the misrepresentation (1) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, (2) was relied upon by the borrower in making an enrollment decision, and (3) caused the student financial harm.

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

Department Settlement of Pending BDR Applications, Inducement of New Claims

On November 16, 2022, a California federal district court in Sweet v. Cardona, No. 3:19-cv-3674 (N.D. Cal.) approved a settlement agreement entered into by the Department in a class action lawsuit that challenged the way the Department had been handling BDR applications in prior years (the “Sweet Settlement”). The Sweet Settlement provided a streamlined, non-adjudicatory process under which the Department agreed to provide automatic or expedited debt forgiveness for former students of over 150 schools, including AIUS, CTU, and institutions of ours that have previously closed. Neither the Company nor our current or former institutions are a party to this lawsuit. BDR applications for over 150 schools pending at the time of the settlement agreement were approximately 286,000 but expanded by an additional 180,000 applications prior to the court’s final approval following publicity about the opportunity afforded by the settlement. The Department has neither identified the number of claims nor the specific claims covered by the Sweet Settlement that are related to our institutions. Because the process agreed to by the Department in the Sweet

Settlement does not follow the claim adjudication procedures set out in applicable regulations, while uncertain, we believe the claims covered by the Sweet Settlement cannot form the basis of a claim for recoupment against the Company or our institutions.

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

2022 Final Regulations – Summary

As part of the Institutional and Programmatic Eligibility rulemaking, on November 1, 2022, the Department released new final rules on BDR, with an announced effective date of July 1, 2023. These rules established a single federal standard for BDR, include a new definition of aggressive and deceptive recruitment - one of five grounds under which a claim could be filed under the new rules - and reinstate a ban on pre-dispute arbitration and class action waivers. The grounds on which a student may make a claim for BDR under these new rules include:

•
substantial misrepresentation,
•
substantial omission of fact,
•
breach of contract,
•
aggressive and deceptive recruitment, or
•
a federal, state judgment, or departmental adverse action against an institution that could give rise to a borrower defense claim.

As published, the new rules remove certain barriers and simplify the process for borrowers with a total and permanent disability and borrowers seeking public service loan forgiveness. The rules also expand closed school loan discharge provisions. The rules reduce the required supporting evidence and related obligations of students applying for BDR loan forgiveness, expand the categories students could raise in a BDR application, and provide the Department wide latitude to selectively adjudicate future BDR applications without affording institutions adequate opportunity to respond and potentially without regard to the individual merits of the BDR applications. The 2022 BDR rules remove any statute of limitations on student claims and create a rebuttable presumption in favor of full loan forgiveness as opposed to partial relief for most approved applications, eliminating the Department’s approach under the previous rules of assessing whether and to what extent a student had been financially harmed. The rules also increase the burden on institutions to maintain and provide documentation to refute student claims. As a result, an institution’s failure to maintain and provide timely and responsive information that goes beyond the contents of a typical student’s academic file in response to future BDR applications could form the basis for loan forgiveness. The combination of the reduced application requirements, increased categories for repayment defenses, and presumptions will increase the likelihood of loan forgiveness and potentially create a significant financial incentive for existing and former students to apply for loan forgiveness regardless of a claim’s merit. In fact, the Department’s current efforts to settle litigation in the Sweet Matter (see "Borrower Defense to Repayment: Department Settlement of Pending BDR Applications, Inducement of New Claims" for more information regarding the Sweet Matter) reflects an attempt to discharge the loans for hundreds of thousands of students without regards to the merits of their claims and induced the filing of tens of thousands of new BDR applications in a matter of only a few months from students hoping to benefit from the opportunity afforded by the settlement.

On February 28, 2023, the Career Colleges & Schools of Texas (“CCST”) filed a lawsuit in the U.S. District Court for the Northern District of Texas challenging the Department’s 2022 borrower defense to repayment and closed school loan discharge regulations. CCST initiated the lawsuit in an effort to set aside the BDR rule on the grounds that it violates the U.S. Constitution and the Administrative Procedure Act. On August 7, 2023, a three-judge Fifth Circuit Court of Appeals panel granted an injunction pending appeal, staying portions of the rule that went into effect on July 1, 2023. On April 4, 2024, the Fifth Circuit reversed the district court order and granted a preliminary injunction against the 2022 BDR Rule. On October 11, 2024, the Department petitioned the Supreme Court to review the Fifth Circuit’s grant of preliminary injunction and on January 10, 2025, the Supreme Court granted the petition for certiorari review, limited to the question whether the HEA permits the assessment of borrower defenses to repayment before default, in administrative proceedings, or on a group basis. On February 6, 2025, the Supreme Court stayed its review at the Department’s request after the Acting Secretary of Education announced that the Department would reevaluate the Department’s BDR regulations. On January 28, 2026, the U.S. District Court for the Northern District of Texas entered the preliminary injunction as directed by the Fifth Circuit and ordered the parties to proceed under the schedule proposed in CCST’s January 27, 2026 status report, requiring CCST to file a proposed amended complaint on or before February 20, 2026.

There continues to be significant uncertainty around the requirements and approach to handling BDR applications due to a series of rulemakings and competing regulations published in 2016, 2019 and again in 2022, along with a number of legal challenges of those rulemakings and the Department's application of these rules to select institutions.

The Reconciliation Act delays implementation of the Biden Administration 2022 regulations on borrower defense to repayment and closed school loan discharges for 10 years, to July 1, 2035, which reinstates the rules promulgated under the first Trump Administration. These regulations remain the subject of a legal challenge described above. We continue to closely monitor the Department’s public statements, legal filings, and other communications, but are unable to determine the ultimate impact of any final regulations on our business at this time.

Financial Responsibility Standards

To participate in Title IV Programs, our institutions must either satisfy standards of financial responsibility prescribed by the Department or post a letter of credit in favor of the Department and possibly accept other conditions on their participation in Title IV Programs. Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy on an annual basis the Department’s “Composite Score,” which is a quantitative standard of financial responsibility that is based on a weighted average of three tests that assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single Composite Score. The maximum Composite Score is 3.0. If the institution achieves a Composite Score of at least 1.5, it is considered financially responsible without conditions or additional oversight. A Composite Score from 1.0 to 1.4 is considered to be in “the zone” of financial responsibility, and a Composite Score of less than 1.0 is not considered to be financially responsible.

Zone Alternative. If an institution is in “the zone” of financial responsibility, the institution may establish eligibility to continue to participate in Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of the Department. These additional monitoring and reporting procedures include being transferred from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or “HCM1,” status) or to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment. If an institution does not achieve a Composite Score of at least 1.0 in one of the three subsequent years or does not improve its financial condition to attain a Composite Score of at least 1.5 by the end of the three-year period, the institution must satisfy another alternative standard to continue participating in Title IV Programs.

If an institution has a Composite Score of less than 1.0 it does not meet the Department’s financial responsibility standards but may be permitted to continue to participate in Title IV Programs under either of the following alternative bases:

• Letter of Credit Alternative. An institution that fails to meet a standard of financial responsibility, including by having a Composite Score below 1.5, may demonstrate financial responsibility by submitting an irrevocable letter of credit to the Department in an amount equal to at least 50% of the Title IV Program funds that the institution received during its most recently completed fiscal year. An institution participating under this alternative continues to operate under a non-provisional program participation agreement.

• Provisional Certification Alternative. If an institution fails to meet a standard of financial responsibility, including by having a Composite Score below 1.5, the Department may permit the institution to participate under provisional certification for up to three years. If the Department permits an institution to participate under provisional certification, an institution must comply with the requirements of the Zone Alternative, including being transferred to the HCM1, HCM2 or “reimbursement” method of payment, and must submit a letter of credit to the Department in an amount determined by the Department, but at least 10% of the Title IV Program funds that the institution received during its most recently completed fiscal year. If an institution is still not financially responsible at the end of the period of provisional certification, including because it has a composite score of less than 1.0, the Department may again permit provisional certification subject to the terms the Department determines appropriate.

The Department applies its quantitative financial responsibility tests annually based on an institution’s audited financial statements and may apply the tests if an institution undergoes a change in control or under other circumstances. The Department also may apply the tests to the parent company of our institutions, and to other related entities. The Department currently applies the composite score for each of our institutions to the Company on a consolidated basis. Our composite score for the consolidated entity for the year ended December 31, 2024, was 3.0, and our preliminary calculation for the year ended December 31, 2025, is also 3.0, which is the highest possible score. Composite scores of 1.5 or above are considered financially responsible without conditions or additional oversight. If in the future we are required to satisfy the Department’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the borrowing capacity to post these letters of credit.

Throughout 2025, USAHS was on HCM1 and had posted a letter of credit under the Provisional Certification Alternative in favor of the Department in the amount of $20.5 million as of December 31, 2025, due to its Composite Score attributable to its prior ownership which for 2024, the last completed fiscal year prior to the USAHS acquisition, was 0.5. In January 2026, the Department notified USAHS that it was removed from HCM1 and returned to the advanced method of payment and is no longer required to maintain the letter of credit due to the Department’s assessment of financial strength of the financial statements of the Company, which were submitted on behalf of USAHS.

On October 31, 2023, the Department published new regulations on financial responsibility that became effective July 1, 2024. These regulations, among other things, significantly modified and expand the mandatory and discretionary “triggering” events that require an institution to report these events between financial statement submissions and potentially post a letter of credit or other form of financial protection with the Department. Mandatory triggering events represent automatic failures of the financial responsibility standards, while the Department evaluates discretionary triggering events, such as by recalculating the prior year’s composite score after considering the financial impact of a discretionary triggering event, or through other means, to determine if an institution has failed the financial responsibility standards. The regulations provide that a separate letter of credit of not less than 10% of the institution’s prior year Title IV receipts is required for each mandatory event, or discretionary triggering event as determined by the Department in its discretion, such that multiple triggering events could subject our institutions to substantial cumulative financial protection obligations.

Examples of mandatory triggering events in the Title IV regulations include: (i) a final judgment or settlement in a lawsuit brought by a federal or state authority to impose an injunction, to establish fines or penalties, to obtain financial relief, or in a qui tam action in which the federal government has intervened, in each case subject to certain timing and materiality requirements; (ii) an action by the Department to recover from an institution for adjudicated borrower defense to repayment claims where the potential amount of recovery would cause the institution’s recalculated composite score to drop below 1.0; (iii) receipt by the institution, in its most recently completed fiscal year, of at least 50% of its Title IV funds from programs that are failing the GE rule; (iv) a requirement imposed by a state or federal agency, an accrediting agency, or other oversight body that the institution submit a teach-out plan due to financial concerns; (v) for an institution owned at least 50% by a publicly traded entity, the entity is subject to certain actions or events specified in the rule initiated by the SEC; (vi) the institution fails the 90-10 rule for its most recently completed fiscal year; and (vii) the institution is subject to a default or other adverse condition under a line of credit, loan agreement, security agreement or other financing arrangement due to an action by the Department.

Specified discretionary triggers provide the Department with flexibility to determine whether to require a letter of credit based on the severity of the event and its potential adverse financial impact on the institution. Examples of discretionary triggers include: (i) an accrediting agency or a federal, state, or other oversight authority places the institution on probation, show cause, or comparable status; (ii) the institution is subject to a default or other specified adverse condition under a credit or financing arrangement (unless due to an action taken by the Department, which is a mandatory trigger); (iii) a “significant fluctuation” in Direct Loan or Pell Grant funds received by the institution over different award years that cannot be reasonably explained by changes in those programs; (iv) the institution has high annual dropout or withdrawal rates as calculated by the Department; (v) where the institution is under prior financial reporting obligations to the Department, the occurrence of negative cash flows, failure of other financial ratios, cash flows that significantly miss projections submitted to the Department, or significant increases in withdrawal rates or other indicators of a significant change in the institution’s financial condition; (vi) pending group-process BDR claims; (vii) a discontinuation of programs that enroll more than 25% of the institution’s students who receive Title IV funds; (viii) the closure of a location enrolling more than 25% of its students who receive Title IV funds; (ix) a citation or similar action by a state licensing agency for failing to meet its requirements; (x) the institution or a program loses eligibility to participate in another federal educational assistance program due to an administrative action; (xi) for an institution owned at least 50% by a publicly traded entity, a disclosure by the entity in a public filing that its owner is under investigation for possible violations of state, federal or foreign law; (xii) citation by, or potential loss of education assistance funds from, another federal agency for failure to comply with that agency’s requirements; (xiii) a requirement imposed by a state, the Department, another federal agency, an accrediting agency, or another oversight body that the institution submit a teach-out plan or teach-out agreement, including a programmatic teach-out; or (xiv) any other event or condition that the Department learns about from the institution or other parties where the Department determines that the event or condition is likely to have a significant adverse effect on the financial condition of the institution.

The 2023 rule also included additional circumstances that would deem an institution to lack financial responsibility, such as: failing to make debt payments for more than 90 days; failing to meet payroll obligations; borrowing from employee retirement plans or restricted funds without authorization; failing to make timely refunds or returns of Title IV funds or pay Title IV credit balances; or failing to make repayments of any Title IV liabilities. Finally, the regulations establish new rules for evaluating financial responsibility during a change in ownership.

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

Gainful Employment and Financial Value Transparency

Under Title IV of the HEA, an educational program offered by proprietary institutions such as ours, or a non-degree educational program offered by a public or nonprofit institution, must “prepare students for gainful employment in a recognized occupation” in order to be eligible to participate in the federal student aid programs. As long as the term “gainful employment” continues to exist in the HEA, CTU’s, AIUS’ and USAHS’s Title IV eligible programs will continue to need to be career focused educational programs. The Department’s current Gainful Employment (“GE”) regulations implement this statutory requirement by conditioning continued Title IV eligibility for covered programs on whether graduates’ earnings and debt outcomes satisfy prescribed performance metrics.

On October 30, 2014, the Obama Administration published a new complex final regulation, effective July 1, 2015, to define “gainful employment” as meeting certain standards measuring the general amount students borrow for enrollment in a program against an amount of their reported earnings. A Department rulemaking effort in 2019 during the first Trump Administration resulted in the rescission of the 2015 gainful employment regulation effective on July 1, 2020, effectively returning to pre-2014 language requiring programs to prepare students for gainful employment without the regulatory framework tied to debt/earnings measures. In lieu of the complex gainful employment regulation designed to eliminate program eligibility, the Department continued to update the college scorecards it developed, which apply to all Title IV eligible institutions, with relevant information for prospective students.

Current Gainful Employment and Financial Value Transparency Rules

On October 10, 2023, the Biden Administration published final regulations for a new GE rule, effective July 1, 2024. The new GE rule includes an eligibility framework that imposes additional requirements on proprietary school programs. The regulation uses two key metrics: Debt-to-Earnings (“D/E”) and Earnings Premium (“EP”) to determine whether a program prepares students for gainful employment. The D/E metric measures student debt at a program level against a measure of earnings. The EP metric measures student earnings at a program level against working individuals with a high school diploma or equivalent. GE programs that fail either the D/E or the EP metric in two of three consecutive years will lose Title IV eligibility. Programs offered by AIUS, CTU and USAHS are subject to the GE rule and could lose Title IV eligibility if they fail to pass the D/E rates and/or the EP measures. The rule also requires our institutions to warn current and prospective students if a program fails any metric in any year. The issuance of required GE warnings could deter prospective students from enrolling at our institutions and current students from continuing in their programs. Significantly, the 2023 GE rule is retroactive in its measurements, looking at data dating back many years to determine a program’s future eligibility and provides no opportunity for institutions to adopt changes that impact these eligibility metrics. It is also unclear whether and to what extent these metrics may be adversely impacted by the state and federally mandated business closures during the COVID pandemic and the general economic downturn and job loss that resulted from it.

The Financial Value Transparency (“FVT”) regulation establishes a framework that is designed to increase the quality and availability of information provided directly to students about the costs, sources of financial aid, and outcomes of students enrolled in all Title IV eligible programs. FVT disclosures apply to only certain Title IV eligible programs offered by all institutions and use the same D/E and EP metrics as the GE framework. While the FVT regulations do not contemplate penalties or sanctions as under the GE rule, the regulations require that current and prospective students be provided relevant disclosures and acknowledge when an educational program is associated with a high debt burden.

On December 22, 2023, the American Association of Cosmetology Schools (“AACS”) filed a lawsuit in the U.S. District Court for the Northern District of Texas challenging the GE rule. AACS initiated the lawsuit in an effort to set aside the GE rule on the grounds that it violates the U.S. Constitution and the Administrative Procedure Act and exceeds the Department’s authority under the laws passed by Congress. On March 20, 2024, Ogle School Management, LLC and Triocci University of Beauty Culture, LLC filed a second lawsuit in the U.S. District Court for the Northern District of Texas seeking to invalidate the rule, and the cases were subsequently consolidated. On October 2, 2025, the district court ruled in favor of the Department and upheld the GE rule. The plaintiffs timely appealed to the Fifth Circuit.

A Department ‘Fact Sheet’ initially indicated that the first official GE and FVT metrics would be released by early 2025. Administrative challenges, ongoing litigation, and significant technical issues affecting the Department’s reporting systems led to delayed rollout of the GE and FVT required reporting timelines. An initial reporting deadline of January 15, 2025, was accompanied by repeated reports of system glitches and error reports from schools across the country, with many institutions unable to submit data at all. As a result, the Department reopened its debt reporting window to February 18, 2025. On February 14, 2025, the Department further extended the reporting deadline for evaluating completers’ lists and reporting data until September 30, 2025. The Department further noted that it does not plan to produce any FVT/GE metrics prior to the new deadline and will take no enforcement or other punitive actions against institutions who have been unable to complete reporting to date.

The Department has not yet published initial rates under the current GE Rule. Given the proposed regulatory changes to GE and FVT discussed below, it is unclear if the Department will post these rates. Programs may be deemed ineligible to participate in Title

IV Programs under the existing GE rule if the Department were to post an initial and a second round of rates, as the program must fail in 2 of 3 reporting years. We are unsure if or when the Administration or the pending legal challenges will provide further changes to the rule and or timelines. A loss or material reduction in eligible Title IV Programs due to the GE rule would materially impact our student enrollments and profitability. We are continuing to evaluate the regulations but given the complexity of the rules and the lack of our access to, and the lack of the Department providing transparency regarding, the earnings data used to calculate the metrics, we are unable to determine the ultimate impact of the regulation on our business at this time.

Reconciliation Act Earnings Premium and Changes to Gainful Employment and Financial Value Transparency

The Reconciliation Act required the Department to undertake negotiated rulemaking to implement a new, universally applicable earnings-premium standard for program eligibility under Title IV of the HEA. The Department’s Accountability in Higher Education and Access through Demand-driven Workforce Pell (AHEAD) committee bifurcated negotiations into two sessions, with the committee reaching consensus on Work Force Pell and Pell Grant changes on December 12, 2025, and separately reaching consensus on accountability – including GE and FVT – on January 9, 2026.

The Reconciliation Act’s earnings premium requirement overlaps with, and in some respects conflicts with, the Department’s existing GE rule, which applies primarily to programs at proprietary schools. Under the consensus reached by the AHEAD committee, degree granting programs would only be subject to the new earnings premium requirement, which is less restrictive than the earnings premium measures under the current GE rule. Under that framework, failure to meet the new earnings-premium requirement in any two out of three consecutive award years would only impact Direct Loan Program eligibility and would not result in a loss of Pell Grant eligibility.

To implement this approach, the Department agreed to revise the existing FVT and GE regulations to align with the Reconciliation Act and to establish a more streamlined and uniform transparency and accountability framework applicable across all institutional sectors and program types. Under the consensus framework, the Department would eliminate the debt-to-earnings rate metric entirely from the GE rule, revise the earnings comparison threshold used to calculate the earnings premium under the GE rule to match the statutory benchmarks, and narrow institutional reporting obligations to information necessary to calculate the earnings-premium measure and to produce required net-price disclosures. In addition, the consensus language also shortens the period of ineligibility for programs that fail the earnings-premium requirement from three years to two years, modifies student warning disclosures to track the statutory notice language more closely, and removes prior student acknowledgment requirements tied to debt-to-earnings performance.

The committee also reached consensus to expand the Department’s administrative capability authority to address institutions with a pattern of program-level failure. Under this approach, in order for an institution to be considered administratively capable, at least half of the institution’s recipients of student aid and at least half of the institution's total Title IV Program funds cannot be from low-earning outcome programs. If an institution does not comply with this standard in two out of three consecutive award years, the institution will be placed on provisional status and the institution’s low-earning outcome programs will be ineligible for any Title IV Program funds.

The consensus framework also creates Department authority to permit institutions to voluntarily enter into approved teach-out arrangements for failing programs after failing the new earnings requirement, allowing currently enrolled students to complete their programs while restricting future enrollment and loan eligibility.

We continue to evaluate the potential impact of the new earnings-premium requirement and the changes to the GE rule agreed to by the AHEAD committee and to monitor the ongoing rulemaking process. Given the complexity of the statutory framework, the absence of final regulations, and the lack of access to the underlying earnings data used to calculate the applicable metrics, we are unable at this time to determine the ultimate impact or timing of these requirements on our business.

Return and Refunds of Title IV Program Funds

An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdraw from their educational programs and must return those funds to the government in a timely manner.

The portion of tuition and fee payments billed to students but not yet earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheets, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that we are not entitled to retain, pursuant to applicable federal and state law, accrediting agency standards, and our refund policy. The amount of funds to be refunded on behalf of a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and fees paid by the student as of the student’s withdrawal date.

Institutions are required to return any unearned Title IV funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with the Department refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the Department in an amount equal to 25% of the total Title IV

Program returns that were repaid or should have been repaid by the institution during its most recently completed fiscal year. As of December 31, 2025, CTU and AIUS have posted no letters of credit in favor of the Department due to non-compliance with the Department refund requirements. USAHS has issued a letter of credit for $0.1 million due to non-compliance with the Department's refund requirements that took place before our acquisition.

Change of Ownership or Control

When an institution undergoes a change of ownership or a change of ownership resulting in a change of control, as those terms are defined and applied by the applicable state approving agency, its accrediting agency and the Department, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. A failure to do so generally results in loss of the approval. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the Department, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally re-certified by the Department for a period of up to three years. Current Department regulations require institutions to provide at least 90 days’ advance notice to the Department and enrolled students of a planned change of ownership that results in a change of control and to report ownership interest changes at thresholds as low as five percent.

Transactions or events that constitute a change of ownership or a change of control by one or more of the applicable regulatory agencies, including the Department, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity or assets. Under current regulations, a full Department review is generally triggered by ownership interest changes of 50% or more, although lower-level ownership changes may still require reporting and review. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the Department, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected institutions to participate in Title IV Programs. If we were to undergo a change of control and our institutions failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations and cash flows could be materially adversely affected.

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

Opening New Institutions, Start-up Campuses, and Adding Educational Programs

The HEA generally requires that for-profit institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus or location and participate in Title IV Programs at the start-up campus without satisfying the two-year requirement if the start-up campus has received all of the necessary state and accrediting agency approvals, has been reported to the Department, and meets certain other criteria specified by the Department. Nevertheless, under certain circumstances, a start-up branch campus may also be required to obtain approval from the Department to be able to participate in Title IV Programs.

In addition to the Department regulations, certain state, and accrediting agencies with jurisdiction over our institutions have requirements that may affect our ability to open a new institution, open a start-up branch campus or location of one of our existing institutions, or begin offering a new educational program at one of our institutions. If we establish a new institution, add a new branch start-up campus, or expand program offerings at any of our institutions without obtaining the required approvals, we would likely be liable for repayment of Title IV Program funds provided to students at that institution or branch campus or enrolled in that educational program, and we could also be subject to sanctions. Also, if we are unable to obtain the requisite approvals from the Department, applicable state regulatory agencies, and accrediting agencies for any new institutions, branch campuses, or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to grow our business would be impaired and our financial condition, results of operations and cash flows could be materially adversely affected.

Administrative Capability

The Department regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards such as policies and procedures for disbursing and safeguarding Title IV Program funds, timely submission of accurate reports to the Department and various other procedural matters. If an institution fails to satisfy any of the Department’s criteria for administrative capability, the Department may require the repayment of Title IV Program funds disbursed by the institution, place the institution on provisional certification status, require the institution to receive Title IV Program funds under a restricted funding arrangement, impose fines or limit or terminate the participation of the institution in Title IV Programs.

On October 31, 2023, the Department published new regulations on administrative capability that became effective July 1, 2024. These regulations expand the requirements for institutions to demonstrate that they are administratively capable of providing the education they promise and of properly managing Title IV program funds, adding new standards related to financial counseling and career services, adequate clinical and externship opportunities, timely disbursement of Title IV funds, compliance with high school diploma verification requirements, aggressive and deceptive recruitment tactics or conduct, gainful employment requirements, and significant negative actions by a federal, state or accreditation agencies. The changes also provide the Department with increased and explicit authority to make an administrative capability finding based on a broader set of issues than it has used historically. Such findings could lead to fines, limitations, suspensions, terminations, or other actions, including placing the institution on a provisional program participation agreement or restricted funding arrangement.

As described previously, the consensus language under the accountability session of the AHEAD rulemaking included proposed modifications to the administrative capability regulations to link Pell eligibility to program failure under the new earnings premium test. Under the agreed upon approach, for an institution to be considered administratively capable, at least half of the institution’s recipients of student aid and at least half of the institution's total Title IV Program funds cannot be from low-earning outcome programs. If an institution does not comply with this standard in two out of three consecutive award years, the institution will be placed on provisional status and the institution’s low-earning outcome programs will be ineligible for any Title IV Program funds.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments

An institution participating in Title IV Programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or awarding Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. Regulations issued in October 2010 which became effective July 1, 2011, rescinded previously issued Department guidance and “safe harbors” relied upon by higher education institutions in making decisions about how they managed, compensated, and promoted individuals and their supervisors engaged in student recruiting and awarding of financial aid. The elimination of these “safe harbor” protections and guidance required us to terminate certain compensation payments to our affected employees and to implement changes in contractual and other arrangements with third parties to change structures formerly allowed under Department rules, and has had an impact on our ability to compensate, recruit, retain and motivate affected admissions and other affected employees, as well as on our business arrangements with third-party lead generators and other marketing vendors. The Department’s Office of Inspector General audit guide, applicable specifically to for-profit schools, requires an annual audit to review compliance with these incentive compensation restrictions.

Further, the Department provides very limited published guidance regarding this rule and does not establish clear criteria for compliance in many circumstances. If the Department determined that an institution’s compensation practices violated these standards, the Department could subject the institution to substantial monetary fines, penalties or other sanctions, and exposure to increased risk of action under the False Claims Act.

Substantial Misrepresentation

The HEA prohibits an institution participating in Title IV Programs from engaging in substantial misrepresentation of the nature of its educational programs, financial charges, graduate employability, or its relationship with the Department. Under the Department’s rules, a "misrepresentation" is any statement (made in writing, visually, orally or otherwise) made by the institution, any of its representatives or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive, and a "substantial misrepresentation" is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the broad definition of “substantial misrepresentation,” it is possible that, despite our training efforts and compliance programs, our institutions' employees or service providers may make statements that could be construed as substantial misrepresentations. If the Department determines that one of our institutions has engaged in substantial misrepresentation, the Department may revoke the institution’s program participation agreement, deny applications from the institution for approval of new programs or locations or other matters, initiate proceedings under its BDR regulations, or fine, limit, suspend, or terminate its eligibility to participate in Title IV Programs. The impacted institution could also be exposed to increased risk of action under the Federal False Claims Act.

Fraudulent Applications for Enrollment and Financial Aid

Our institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. We continue to refine and strengthen our fraud detection capabilities to address the evolving fraudulent schemes affecting postsecondary institutions nationwide. We have implemented various controls throughout the enrollment process to prevent ineligible students from participating in and/or entering our contact systems. In addition, we have partnered with a third party who specializes in the detection of inconsistent personal identifying indicators and suspicious online behavior. In addition to the Department’s mandatory identity verification for certain records, we have incorporated our own identity verification measures for records flagged as suspicious. We have also established automated internal controls designed to detect red flag indicators and/or suspicious behavior. In addition, the Trump Administration recently announced it is implementing enhanced fraud controls governing how institutions of higher education distribute financial assistance, including mandatory identity verification for certain first-time student applicants. For more information, see Item 1A, “Risk Factors - Risks Related to the Highly Regulated Field in Which We Operate -- If our institutions fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institutions may lose the ability to participate in Title IV Programs, or have participation in these programs conditioned or limited.”

Compliance Reviews and Other Regulatory Investigations

In connection with its administration of Title IV Programs, the Department has broad powers to request information, conduct investigations, and review the books and records of participating institutions, including through program reviews, audits, and other oversight activities. The Department may initiate such reviews on a routine or risk-based basis, in response to complaints or referrals, or as a result of information shared with the Department by other federal or state agencies, accreditors, loan servicers, guaranty agencies, or law enforcement authorities pursuant to inter-agency information-sharing arrangements. The oversight of the Company by the Department and other governmental authorities, and future investigations, program reviews, audits, or information requests—whether initiated directly by the Department or arising from information shared by third parties—could result in additional compliance costs, management distraction, reputational risk, or adverse regulatory consequences, regardless of whether any findings ultimately result.

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

As a provider of postsecondary education and a participant in federal and state programs providing financial assistance to students, we are subject to extensive laws and regulations at both the federal and state levels, as well as by accrediting agencies. These requirements cover virtually all aspects of our business.

In particular, the Higher Education Act of 1965, as amended (“HEA”), authorizes participation in Title IV Programs and subjects participants to extensive regulations by the Department, state education authorizing agencies, and accrediting agencies. Our institutions’ participation in education assistance programs administered by the Departments of Defense and Veterans Affairs also subjects us to oversight by those agencies. In addition, other federal agencies such as the Consumer Financial Protection Bureau (“CFPB”) and the Federal Trade Commission (“FTC”) and various state agencies and state attorneys general enforce a broad range of consumer protection and other laws applicable to activities of postsecondary educational institutions, such as recruiting, marketing, the protection of personal information, student financing and payment servicing.

Because of these regulatory requirements, we are subject to compliance reviews and audits, as well as claims of noncompliance and lawsuits by government agencies based on claims by current and former students or employees and other third parties. These matters often require the expenditure of substantial time and resources to address and, additionally, they may damage our reputation, even if such actions are eventually determined to be without merit. For example, the Department has broad powers to request information and review records of an institution participating in Title IV Programs. These requests can be open-ended and do not necessarily relate to any specific allegations of wrongdoing or assert any compliance failures of any kind. We received such a request from the Department in December 2021. The inquiry was subsequently closed in January 2025 without any findings. Due process safeguards and protections for institutions subjected to this type of information request are limited to the Department’s interpretation of the boundaries of its authority over institutions participating in Title IV Programs.

The Department, under the Biden Administration, took an ever-expanding view on its authority over the administration of Title IV Programs, institutions, and loans, including overruling or ignoring a number of historical precedents and due process safeguards. The Department partnered with advocacy groups critical of the for-profit education sector in numerous aspects of its agenda, which have lobbied for targeting the sector and our schools. The postsecondary education regulatory environment has changed as a result of the U.S. federal election in November 2024.

In July 2025, President Trump signed into law a reconciliation bill, H.R. 1 (P.L. 1119-21), sometimes referred to as the One Big Beautiful Bill Act (the “Reconciliation Act”), that made broad changes to many areas of federal spending. The Reconciliation Act includes a number of changes to federal student aid programs under the HEA, including eliminating Grad PLUS loans for new graduate and professional students, imposing new annual and lifetime borrowing limits across multiple loan programs, establishing an earnings-based accountability requirement for federal loans that applies equally to all higher education institutions, and adopting new loan repayment options. The changes generally take effect beginning July 1, 2026, and apply prospectively to new borrowers, however some of the changes require regulations to be promulgated by the Department.

For more information, see Item 1, “Business – Student Financial Aid and Related Federal Regulation” for more information on changes to federal student aid programs.

In addition to responding to compliance reviews, audits and other informational requests, we have settled significant matters pending against us in the past which have resulted in the payment of significant amounts and our agreement to ongoing compliance and operational oversight. See Item 1, “Business – Accreditation, State Regulation and Other Compliance Matters – Other Compliance Matters,” for discussion of agreements undertaken in connection with several matters resolved in recent years.

Compliance with reviews, audits and applicable laws, regulations, standards or policies may impose significant burdens and a failure to comply could result in substantial financial penalties, severe restrictions on or closure of our operations, loss of federal and state financial aid funding for our students, or loss of authorization to operate our institutions, which could have a material adverse effect on our business, financial condition and results of operations.

Accountability regulations may subject us to significant disclosures and limitations, including program closures, which could materially reduce the enrollments and revenue at our institutions and negatively impact our future growth.

Federal accountability regulations governing eligibility for Title IV student financial aid impose program-level accountability standards and disclosure obligations that could result in required warnings to students, limitations, or loss of federal aid eligibility, or required program closures. These requirements include: the existing Gainful Employment (“GE”) rule, which applies only to proprietary institutions and to certain non-degree programs at other institutions; a statutory earnings premium measure that applies to all degree programs at all institutions; and a proposed revision to the GE rule that would apply the statutory earnings premium as the sole GE measure. Collectively, these requirements could materially and adversely affect programs offered by AIUS, CTU and USAHS, and our enrollments, revenues, operating results and growth prospects.

For a discussion of the Department’s October 2023 GE and Financial Value Transparency (“FVT”) regulations, see Item 1, “Business - Student Financial Aid and Related Federal Regulation - Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Gainful Employment and Financial Value Transparency.”

The Reconciliation Act established an earnings premium measure that applies to all degree programs at all institutions that participate in the Direct Loan Program. Through the Accountability in Higher Education and Access through Demand-driven Workforce Pell (“AHEAD”) rulemaking, the Department has proposed regulations to implement that statutory earnings premium measure and to harmonize the existing GE framework with that statutory earnings premium measure, including by eliminating the current debt-to-earnings metric. Under the proposal, covered programs at participating institutions would be evaluated under an earnings-premium measure that compares program-level median earnings to statutory benchmarks, rather than under the existing GE rule’s dual metrics applicable to proprietary institutions. Programs that repeatedly fail the statutory measure or the new GE requirements would lose eligibility to participate in the Direct Loan Program, but, unlike the current GE rule, this failure would not generally by itself terminate Pell Grant eligibility.

To implement the statutory approach, the Department’s proposal would: (i) eliminate the debt-to-earnings metric in the GE rule; (ii) establish earnings premium thresholds based on reference to statutory benchmarks; and (iii) narrow institutional reporting obligations to data needed to calculate the earnings-premium measure and produce required net-price disclosures. In addition, the proposal would shorten the period of ineligibility for programs that fail the earnings-premium measure from three years to two years and revise required student warning requirements to track statutory notice language. Finally, the Department would expand its administrative capability authority for institutions with persistent low-earning program outcomes. An institution would be deemed administratively incapable if, in two of three consecutive award years, at least half of its Title IV aid recipients or Title IV funds are tied to programs that fail applicable earnings thresholds, resulting in provisional certification and Title IV ineligibility for the affected programs.

These proposals have not yet been implemented through final regulations and may be revised, delayed or not adopted. We continue to evaluate the potential impact of the new earnings-premium requirement and to monitor the ongoing rulemaking process. Given the complexity of the statutory and regulatory framework, the absence of final implementing regulations, and limited visibility into the underlying earnings data used to calculate the applicable metrics, we are unable to predict the timing or ultimate impact of these requirements on our business. Any failure to comply with applicable accountability requirements, including the existing GE rule or a final earnings premium rule, or an expansion of accountability standards, disclosure obligations, or adverse program-level determinations, could result in limitations or loss of Title IV eligibility and materially and adversely affect our student enrollments, profitability, business viability, financial condition and results of operations.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation -- Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - Gainful Employment and Financial Value Transparency,” above, for additional information regarding the statutory and regulatory changes to federal accountability standards and related timelines.

Our institutions could lose their eligibility to participate in federal student financial aid programs, face significant limitations on their ability to serve new or former students or have other limitations placed upon them if the percentage of their revenues derived from certain federal programs is too high.

Our institutions, like all proprietary institutions of higher education, are subject to the “90-10 Rule” under the HEA. Under this rule, a proprietary institution will be ineligible to participate in Title IV Programs for at least two fiscal years if, for any two consecutive fiscal years, it derives more than 90% of its cash basis revenue, as defined in the rule, from federal funds, including Title IV Program funds or other qualifying federal funding sources, including tuition assistance programs offered by the U.S. Department of Defense (military tuition assistance) and U.S. Department of Veterans Affairs (veterans education benefits).

An institution that derives more than 90% of its cash receipts from qualifying federal funding sources for any fiscal year will be placed on provisional participation status for its next two fiscal years and must provide notices to existing students about the potential loss of Title IV funding. If the institution violates the 90-10 Rule for two consecutive fiscal years and becomes ineligible to participate in Title IV Programs, but continues to disburse Title IV Program funds, the Department would require the repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility. The issuance of any required notice could deter prospective students from enrolling at our institutions and current students from continuing in their programs.

We have limited ability to control the amount of Title IV Program funds, military or veteran education benefits, or other federal funds sought by or awarded to our students. Additionally, the lack of visibility into federal fund sources that students utilize, the timing of the identification of the federal fund sources applicable to the 90-10 Rule, and the lack of clarity regarding the definition of federal funds make it difficult to predict future compliance with the 90-10 Rule. Although we have implemented various measures intended to reduce the percentage of our institutions’ cash basis revenue attributable to federal funding sources, including efforts to diversify the sources of our revenue, these measures may not be sufficient to ensure our compliance with the 90-10 Rule in the future. We may be required to modify our business operations, including reducing investments in prospective student outreach, recruitment, and enrollment growth in order to preserve Title IV eligibility for our existing students.

In addition to the consequences described above, the financial responsibility rule, discussed further below, imposes mandatory consequences for failure to comply for one year of the 90-10 Rule. A one-year violation triggers a requirement to provide financial protection equal to at least 10 percent of the institution’s prior-year Title IV funding, which must remain in place until the institution passes the 90-10 Rule for two consecutive fiscal years. The Department has discretion to impose a wide range of additional conditions as part of its provisional certification. These conditions may include but are not limited to restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic, enrollment, and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations - ‘90-10 Rule,'” for more information about the 90-10 Rule and the measures we have implemented to improve our compliance.

If any of our institutions were to lose eligibility to participate in Title IV Programs due to violation of the 90-10 Rule, the institution would experience a dramatic decline in revenue and would be unable to continue its business as it currently is conducted. Past and future efforts to manage compliance with the 90-10 Rule for institutions may require actions that reduce our revenue, increase our operating expenses, or rely on interpretations of the 90-10 Rule or other Title IV regulations that are without clear precedent, any of which could materially and adversely affect our business, financial condition, and results of operations.

The extensive and evolving regulatory requirements applicable to our business may change, in particular as a result of the scrutiny of the for-profit postsecondary education sector, which could require us to make substantial changes to our business, reduce our profitability and make compliance more difficult.

Our business is subject to extensive federal, state, and accreditor regulatory requirements that change frequently, are subject to differing interpretations, and may be applied retroactively or differently over time. Regulatory interpretations may also shift as a result of changes in presidential administrations or agency leadership. As a result, compliance obligations applicable to our institutions may become more complex, burdensome, or costly, and may require material changes to our operations.

In recent years, the Department has adopted or revised numerous regulations affecting Title IV participation, including the Financial Value Transparency and Gainful Employment Rule, financial responsibility, administrative capability, the 90-10 Rule, distance education and certification regulations. Depending on the rule, these regulations became effective, or are scheduled to become effective, on July 1 of 2023, 2024 or 2026.

In July 2025, President Trump signed into law the Reconciliation Act, which made broad changes to federal spending, including significant amendments to federal student programs under the HEA. Among other things, the Act eliminates and replaces Grad PLUS loans for new graduate and professional students, imposes new annual and lifetime borrowing limits across multiple loan programs, establishing a new earnings-based eligibility requirement for federal student loans that applies equally to all higher education institutions, and adopts new loan repayment options. The changes generally take effect beginning July 1, 2026, and apply prospectively to new borrowers. Some of the changes are the subject of current rulemaking by the Department. For more information, see Item 1, “Business – Student Financial Aid and Related Federal Regulation” for more information on changes to federal student aid programs We anticipate that a number of other regulatory changes may be forthcoming. We have been operating with dramatic shifts in regulatory approaches across different presidential administrations, resulting in a significant number of regulations being adopted, subsequently rescinded, or revised, then re-adopted.

The HEA governs the federal government’s support of postsecondary education and requires periodic reauthorization by Congress, which last occurred in 2008. The reauthorization of the HEA historically has resulted in significant changes to program requirements and institutional participation in Title IV Programs. Additionally, funding levels for student financial assistance programs are determined annually through the appropriations process and may be affected by broader federal budgetary or policy priorities. See Item 1, “Business—Student Financial Aid and Related Federal Regulation—Legislative Action and Recent Department Regulatory Initiatives,” for more information about the reauthorization of the HEA.

In recent years, Congress, the Department, states, accrediting agencies, the CFPB, the FTC, state attorneys general, consumer advocacy groups, and the media have scrutinized the for-profit postsecondary education sector. See Item 1, “Business - Student Financial Aid and Related Federal Regulation - Scrutiny of the For-Profit Postsecondary Education Sector,” for more information about the focus on our industry. This scrutiny has resulted in significant regulatory changes and increased enforcement efforts designed to target and limit for-profit postsecondary education. See Item 1, “Business - Student Financial Aid and Related Federal Regulation - Legislative Action and Recent Department Regulatory Initiatives,” for an overview of regulatory initiatives by the Department. In addition, ongoing efforts by states and activist groups to change state authorization regulations, State Authorization Reciprocity Agreement ("SARA") reciprocity rules, and other state-by-state standards could further increase regulatory compliance burdens and operational complexity related to our business. See Item 1, “Business - Accreditation, State Regulation and Other Compliance Matters - State Regulation,” for more information about state regulation and SARA.

As in the past, recent and future regulatory changes—whether arising from legislation, rulemaking, enforcement actions, or shifts in regulatory interpretation—may have significant impacts on our business, potentially requiring a large number of operational changes, changes to and elimination of certain educational programs, or other fundamental changes to our business. These actions could reduce our student enrollments and profitability or limit our ability to maintain or grow our business. These recent and future regulatory changes may also make compliance with regulatory requirements even more complex and difficult.

A failure to demonstrate "financial responsibility," "administrative capability" or meet new "certification" requirements would have negative impacts on our operations.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation -- Negotiated Rulemaking: Financial Responsibility,” “Business – Student Financial Aid and Related Federal Regulation -- Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations,” “Business – Student Financial Aid and Related Federal Regulation -- Negotiated Rulemaking: Administrative Capability” and “Business – Student Financial Aid and Related Federal Regulation -- Negotiated Rulemaking: Certification Procedures” above for an overview of the current rules relating to the financial responsibility, administrative capability and certification procedures.

If our institutions fail to maintain financial responsibility or administrative capability, they could lose their eligibility to participate in Title IV Programs, have that eligibility adversely conditioned or be subject to similar negative consequences under accreditor and state regulatory requirements, which would have a material adverse effect on our operations. In particular, limitations on participation in Title IV Programs resulting from the failure to demonstrate financial responsibility or administrative capability could materially reduce the enrollments and revenue at the impacted institution, and a termination of participation would cause a dramatic decline in revenue, and we would be unable to continue our business as it currently is conducted.

“Borrower defense to repayment” regulations, including closed school loan discharges, may subject us to significant repayment liability to the Department for discharged federal student loans and posting of substantial letters of credit that may limit our ability to make investments in our business which could negatively impact our future growth.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation -- Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations” above for an overview of the current rules relating to Borrower Defense to Repayment.

Federal “borrower defense to repayment” regulations, including closed school loan discharge provisions, permit the discharge of certain federal student loans under specified circumstances and may result in the assertion of repayment liability against institutions for discharged amounts. In addition, these regulations may require institutions to post letters of credit or other forms of financial protection, which could restrict liquidity and limit our ability to make investments in our business.

We cannot predict the effect that current or future borrower defense and loan discharge regulations will have on student enrollments, the volume of claims submitted by borrowers for loan discharge (including closed school discharge claims), the number or amount of claims for loan discharge the Department approves, the extent to which the Department may seek to recover discharged loan amounts from us, our future financial responsibility as determined by the Department, or any sanctions, conditions, or enforcement actions that may be taken or imposed by the Department against our institutions based on loans discharged, including any requirement to post a letter of credit. Any such developments could require significant cash outlays, increase compliance costs, constrain capital resources, and materially and adversely affect our business, financial condition, results of operations, and future growth.

Our institutions would lose their ability to participate in Title IV Programs if they fail to maintain their institutional accreditation, and our student enrollments could decline if certain of our programs fail to obtain or maintain programmatic accreditation.

Our institutions must maintain institutional accreditation from an accrediting agency recognized by the Department in order to participate in Title IV Programs. See Item 1, “Business – Accreditation, Jurisdictional Authorizations and Other Compliance Matters – Institutional Accreditation.” Failure to comply with applicable accreditation standards may subject an institution to additional oversight and reporting requirements, adverse accreditation actions, including show-cause directives, probation, deferral or denial of accreditation actions, suspension or loss of an institution's accreditation or a program's approval, or other negative actions. Future inquiries or actions by state or federal agencies could negatively impact our accreditation status.

If any of our institutions or programs were to be subject to negative accreditation actions or placed on probationary or other negative accreditation status, we could experience adverse publicity, impaired ability to attract and retain students, increased compliance costs, and substantial expense to restore good standing. The inability to obtain reaccreditation following periodic reviews or any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected institution and its students. In addition, if an accrediting agency that accredits one of our institutions were to lose recognition by the Department, that institution could lose its ability to participate in Title IV Programs. See Item 1,

"Business - Student Financial Aid and Related Federal Regulation - Eligibility and Certification by the Department," for more information.

In addition to institutional accreditation, many states, licensing bodies, and professional associations require certain educational programs to be accredited by specialized accrediting agencies. While programmatic accreditation alone is not a sufficient basis to qualify for institutional Title IV Program certification, it may be required for graduates to obtain professional licensure or employment in their chosen field. Those of our programs that do not have such programmatic accreditation, where available, or fail to maintain such accreditation, particularly in programs in the health sciences field, may experience adverse publicity, declining enrollments, litigation or other claims from students or suffer other adverse impacts, which could result in it being impractical for us to continue offering such programs.

Recent changes to federal student loan programs that reduce annual, aggregate, and lifetime borrowing limits may limit students’ ability to finance their education and materially reduce enrollments.

The Reconciliation Act made significant changes to federal student loan programs under the HEA, including imposing new annual, aggregate, and lifetime borrowing limits across multiple loan programs and eliminating or restricting certain loan options previously available to graduate and professional students. Many of these changes are scheduled to take effect beginning July 1, 2026, and generally apply prospectively to new borrowers, subject to further implementation through Department regulations.

These changes may materially reduce the amount of Title IV Program loan funding available to students seeking to enroll in, continue, or complete their educational programs. Students who are unable to access sufficient federal loan funds may be required to rely more heavily on personal savings, private loans, employer assistance, or other sources of financing, which may be unavailable, more expensive, or less predictable. As a result, some prospective students may choose not to enroll, delay enrollment, enroll part-time, select shorter or lower-cost programs, or discontinue their studies before completion.

Reduced borrowing capacity may have a disproportionate impact on students enrolled in longer-duration, higher-cost, in-person or graduate-level programs, as well as on students with limited financial resources. In addition, uncertainty regarding the availability of federal loan funding, evolving regulatory guidance, or changes in borrower eligibility may negatively affect student decision-making and demand for our programs.

Any sustained reduction in students’ ability or willingness to finance their education through federal loan programs could materially reduce student enrollments, persistence and completion rates, increase price sensitivity, and adversely affect our revenue, operating results, and growth prospects. We cannot predict the extent to which these loan program changes, individually or in combination with other regulatory developments, will affect student behavior or our institutions’ enrollment trends.

See Item 1, "Business - Legislative Action and Recent Department Regulatory Initiatives – 2025 Negotiated Rulemakings,” for more information.

Elevated cohort default rates could result in operational restrictions or loss of Title IV eligibility and materially adversely affect our business.

Our institutions’ eligibility to participate in Title IV student financial aid programs is subject to cohort default rate (“CDR”) requirements, which measure the percentage of former students who default on federally funded student loans during a three-year measurement period after entering repayment. If an institution’s three-year CDR exceeds specified thresholds, it may be required to delay loan disbursements, implement default prevention measures, or, in more severe cases, lose eligibility to participate in Title IV Programs.

Federal student loan repayment was suspended for an extended period beginning in 2020, during which defaults could not occur, resulting in historically low cohort default rates for affected repayment cohorts. In September 2025, the Department released official three-year cohort default rates for the 2022 cohort, which were 0% for each of our academic institutions. However, repayment resumed in October 2023, accompanied by a temporary repayment “on-ramp,” evolving income-driven repayment options, and significant operational challenges affecting federal loan servicers, including borrower communication issues and limited outreach to delinquent borrowers. The combined effects of the resumption of repayment, servicer disruptions, changes to repayment plans, litigation affecting repayment options, and borrower behavior following extended relief periods create uncertainty regarding future repayment performance. The Department has cautioned that default rates across the higher education sector may increase as temporary relief measures expire, and recent data indicate that repayment performance for loans re-entering repayment has been weaker than historical norms.

As a result, our cohort default rates beginning with the 2024 cohort may increase significantly from historically low levels until repayment behavior and servicing conditions stabilize. Any sustained increase in cohort default rates could subject our institutions to additional oversight, operational restrictions, or loss of Title IV eligibility and could materially and adversely affect our student enrollments, financial condition, results of operations, and business prospects.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Student Loan Cohort Default Rates.”

If our institutions fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our institutions may lose the ability to participate in Title IV Programs or have participation in these programs conditioned or limited.

Our institutions must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. We cannot be certain that our institutions’ systems and processes will continue to be adequate in the face of increasingly sophisticated fraud schemes, or that we will be able to expand such systems and processes at a pace consistent with the changing nature of these fraud schemes. We believe the risk of outside parties attempting to perpetrate fraud in connection with the award and disbursement of Title IV Program funds, including as a result of identity theft, is heightened at our institutions that are exclusively online education providers.

The Department requires institutions that participate in Title IV Programs to refer to the Department’s Office of the Inspector General ("OIG") credible information about fraud or other illegal conduct involving Title IV Programs. If the systems and processes that our institutions have established to detect and prevent fraud are inadequate, the Department may find that our institutions do not satisfy the Department’s administrative capability requirements, which could have the adverse effects described in the risk factor captioned “A failure to demonstrate "financial responsibility" or "administrative capability" or meet new "certification" requirements would have negative impacts on our operations.” In addition, our ability to participate in Title IV Programs is conditioned on maintaining accreditation by an accrediting agency that is recognized by the Department. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause us to fail to meet accreditors’ standards. Furthermore, accrediting agencies that evaluate institutions offering online programs must require such institutions to have processes through which the institution establishes that a student who registers for such a program is the same student who participates in and receives credit for the program. Failure to meet the requirements of our institutions’ accrediting agencies could result in the loss of accreditation of one or more of our institutions, which could result in their loss of eligibility to participate in Title IV Programs.

See Item 1, “Business – Student Financial Aid and Related Federal Regulation – Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations – Fraudulent Applications for Enrollment and Financial Aid.”

Our agreement with the FTC may lead to unexpected impacts on our student enrollments or higher than anticipated expenses. A failure to comply with the agreement may lead to additional enforcement actions and continued scrutiny, which may result in additional costs or new enforcement actions.

As discussed above, states and other regulatory bodies have increased their focus on the for-profit postsecondary education sector. In 2019, we entered into an agreement with the FTC to bring closure to inquiries made by them. See Item 1, “Business – Accreditation, State Regulation and Other Compliance Matters – Other Compliance Matters” for information about this agreement. This agreement may ultimately result in negative impacts on our business, any one of which may be material.

Pursuant to the agreement with the FTC, we agreed to various operating provisions including the operation of a system to monitor lead aggregators and generators involving a compliance review by, or on behalf of, the Company of the various sources a prospective student interacts with prior to the Company’s purchase and use of the prospective student lead. The compliance costs related to these agreements may be greater than anticipated and may have a negative impact on our ability to compete effectively and maintain and grow student enrollments at our institutions, and a failure to comply may lead to additional enforcement action by the FTC. In addition, we may receive requests from states and other regulatory bodies to provide ongoing proof that we are complying with applicable laws and regulations and meeting our obligations pursuant to this agreement. Compliance with these potential requests results in significant additional costs and a failure to respond, whether required or not, could result in additional enforcement actions.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries, or face increased regulatory actions or litigation, our financial condition and results of operations could be adversely affected.

We have been named as defendants currently and/or in the past in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of federal securities laws, breaches of fiduciary duty and claims made by current and former students and employees of our institutions. Current claims include a qui tam action filed in federal court by an individual plaintiff on behalf of themselves and the federal government alleging that we submitted false claims or statements to the Department in violation of the False Claims Act. See Note 11 "Contingencies" to our audited consolidated financial statements for a discussion of these and certain other current matters. Additional actions may arise in the future.

Given the highly regulated nature of our industry, we and our institutions are subject to and have regular audits, compliance reviews, inquiries, investigations, and claims of non-compliance by the Department, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our academic institutions. See Note 11 "Contingencies" to our consolidated financial statements and Item 1, "Business - Student Financial Aid and Related Federal Regulation - Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations" for additional discussion of these and certain other current matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight, and reporting, or other civil or criminal penalties.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects.

We are subject to a variety of other claims and litigation that arise from time-to-time alleging non-compliance with or violations of state or federal regulatory requirements including, but not limited to, claims involving students, graduates, and employees. In the event that extensive changes in the overall federal and state regulatory construct results in additional statutory or regulatory bases for these types of claims, or other events result in an increase of such claims or unfavorable outcomes to such claims, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows and results of operations for the periods in which the effects of any such matter or matters becomes probable and reasonably estimable.

We cannot predict the ultimate outcome of these and future matters and expect to continue to incur significant defense costs and other expenses in connection with such matters. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees, or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions. Any such costs and expenses could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

If the Department denies, or significantly conditions, recertification of any of our institutions to participate in Title IV Programs, that institution could not operate its business as it is currently conducted.

Under the HEA, an institution must apply to the Department for continued certification to participate in Title IV Programs at least every six years or whenever it undergoes a change of control. Generally, the recertification process includes a review by the Department of an institution’s educational programs and locations, administrative capability, financial responsibility, and other regulatory oversight categories. USAHS is operating under a temporary provisional program participation agreement as a result of its change of ownership at the end of 2024. Pursuant to applicable regulations, if the change of ownership is approved, USAHS will then participate under provisional certification for up to three years. During the period of provisional certification, an institution must obtain prior Department approval to add an educational program, open a new location, increase the credential level of its offerings, or shorten or lengthen its programs, which could negatively impact USAHS’s ability to undertake any of these actions. Institutions may be given provisional program participation agreements for any number of reasons, and we have seen in some instances without justification, including the existence of an open and pending audit or review within the Department’s discretion or unspecified issues arising out of past administrative capability issues. Recently, the Department has imposed additional reporting, limiting, and monitoring conditions on continued participation against institutions it has previously recertified.

As indicated above, in February 2025, both CTU and AIUS received renewals of their program participation agreements through June 30, 2027. AIUS was removed from provisional certification, leaving both AIUS and CTU with full certification. By March 31, 2027, CTU and AIUS will each be required to submit applications for recertification to continue participation in Title IV Programs.

If the Department finds that any of our institutions do not fully satisfy all required eligibility and certification standards, the Department could deny recertification or limit, suspend, or terminate the institution’s participation in Title IV Programs. Continued Title IV Program eligibility is critical to the operation of our business. If any of our institutions becomes ineligible to participate in Title IV Programs or have its participation significantly conditioned, it could not operate its business as currently conducted, and we would experience a dramatic decline in revenue.

We are dependent on the recertification and maintenance of Title IV Programs.

A substantial majority of our students rely upon Title IV Programs to assist in financing their education, and we derive a substantial majority of our revenue and cash flows from Title IV Programs. For example, for the year ended December 31, 2025, a majority of our students who were in a program of study at any time during that year participated in Title IV Programs, which resulted in Title IV Program cash receipts of approximately $615 million. As a result, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our institutions to participate, or that places significant additional burdens on or eliminates our ability to participate, would materially reduce the number of students who enroll at our institutions, and we would be unable to continue our business as it currently is conducted, which would have a material adverse effect on our revenues, cash flows and results of operations.

We need timely approval by applicable regulatory agencies to offer new programs or make substantive changes to existing programs.

Our institutions frequently need to obtain approvals from regulatory agencies in the regular conduct of their business. For example, to establish a new educational program or make substantive changes to existing programs, we are required to obtain the appropriate approvals from the Department and applicable state and accrediting regulatory agencies. Staffing levels at the Department and other regulatory agencies and the volume of applications and other requests may delay our receipt of necessary approvals. Further, approvals may be conditioned or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may also be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally.

If our institutions become ineligible to participate in various educational assistance programs, it could have a material negative impact on student enrollments and could have other adverse consequences.

A portion of our student population relies on education-related benefits provided through employer-sponsored tuition assistance programs and programs administered for military members and veterans, including benefits offered through the U.S. Department of Defense and the U.S. Department of Veterans Affairs. Participation in these programs is subject to separate eligibility requirements, oversight, and compliance obligations that are distinct from, and in some cases in addition to, the requirements applicable to Title IV student financial aid programs.

If our institutions were to lose eligibility, experience delays in approval, or become subject to limitations or adverse determinations affecting participation in any employer-sponsored, military, or veterans’ education benefit programs, students’ ability to utilize these benefits could be reduced or eliminated. Such outcomes could result from regulatory changes, compliance findings, changes in program policies, or determinations by the administering agencies. Any reduction in access to these benefits could materially reduce student enrollments and revenue and adversely affect our operating results. In addition, adverse determinations, or heightened oversight in connection with these programs could result in increased compliance costs, operational restrictions, reputational harm, or other adverse consequences for our business.

Risks Related to Our Business

Our financial performance depends on student enrollment levels in our institutions.

The number of students enrolled at our academic institutions is impacted by many of the regulatory risks discussed above and business risks discussed below, many of which are beyond our control. We also believe that the level of our student enrollments is affected by changes in economic conditions, although both the nature and magnitude of this effect are uncertain and may change over time. For example, during periods when the unemployment rate declines or remains stable, prospective students may have more employment options, leading them to choose to work rather than to pursue postsecondary education. On the other hand, high unemployment rates may affect the willingness of students to incur loans to pay for postsecondary education or to pursue postsecondary education in general.

Affordability concerns and negative perception of the value of a college degree increase reluctance to take on debt and make it more challenging for us to attract and retain students. We may experience decreasing enrollments in our institutions due to changing demographic trends in family size, overall declines in enrollment in postsecondary institutions, job growth in fields unrelated to our core disciplines or other societal factors. Further, we continue to make investments in our academic institutions which are designed to improve student experiences, retention and academic outcomes and support the long-term sustainable and responsible growth of our institutions. These initiatives may not be successful or the impact of these initiatives may decrease over time.

Our student enrollments could suffer under any of these circumstances. We believe it is likely that legislative, regulatory, and economic uncertainties will continue, and thus it is currently difficult to assess our long-term growth prospects. Reduced enrollments at our institutions, for any of the reasons mentioned herein or otherwise, generally reduce our revenues and profitability, which, depending on the level of the decline, could be material.

We compete with a variety of educational institutions, especially in the online education market, and if we are unable to compete effectively, our student enrollments and revenue could be adversely impacted.

The postsecondary education industry is highly fragmented and increasingly competitive. Our institutions compete with traditional public and private two-year and four-year colleges and universities, other for-profit institutions, other online education providers and alternatives to higher education, such as employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions, and this competition may increase if additional subsidies or resources become available to those institutions. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs may be much lower at community colleges than at our institutions. Many states have adopted or proposed programs to enable residents to attend local community colleges for free.

Some of our competitors are more widely known and are perceived to have more established reputations than our institutions. In addition, some of our competitors are subject to fewer regulatory burdens on enrollment and financial aid processes, which may enable them to compete more effectively for potential students. In particular, several of our publicly traded for-profit competitors have converted or are attempting to convert to a structure where a for-profit service company provides services to a non-profit educational institution, which reduces the impact of certain regulations on their operations, such as the 90-10 Rule and GE.

We have experienced increased competition as more postsecondary education providers increase their online program offerings (in particular programs that are geared towards the needs of working adults), including traditional and community colleges that had not previously offered online education programs, and increase their use of personalized learning technologies. Increased competition may create greater pricing or operating pressure on us, which could have a material adverse effect on our institutions’ enrollments, revenues, and profitability. We may also face increased competition in maintaining and developing new corporate and other engagements with employers, particularly as employers become more selective as to which online universities they will encourage or offer scholarships to their employees to attend and from which online universities they will hire prospective employees.

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

The political and economic environment in the U.S. and elsewhere has resulted in and may continue to result in uncertainty. Changing regulatory policies due to the shifting political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition, and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could also negatively impact our reputation, access to capital and our stock price.

The presidential election and congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on for-profit postsecondary education providers. However, the nature, timing and economic and political effects of such potential changes remain uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways.

In July 2025, Congress passed, and President Trump signed into law the Reconciliation Act, which that made broad changes to many areas of federal spending. The Act includes a number of changes to federal student aid programs under the HEA, including eliminating and replacing Grad PLUS loans for new graduate and professional students, imposing new annual and lifetime borrowing limits across multiple loan programs, establishing an earnings-based eligibility requirement for federal loans that applies equally to all higher education institutions, and adopting new loan repayment options. The changes generally take effect beginning July 1, 2026, and apply prospectively to new borrowers. See Item 1, “Business – Student Financial Aid and Related Federal Regulation” for more information on changes to federal student aid programs. Levels of U.S. federal government spending are difficult to predict and subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. We are unable to predict if there will be additional budget reduction initiatives that would impact student federal financial assistance available to our students and, if so, the extent of those reductions.

Pressures on and uncertainty surrounding the U.S. federal government’s budget going forward, and potential changes in budgetary priorities, could adversely affect the funding of federal programs providing financial assistance to our students, which could in turn adversely affect our business, financial condition, and operating results.

Our financial performance depends on our ability to develop awareness among, and enroll and retain, students in our institutions and their programs in a cost-effective manner.

If our institutions are unable to successfully conduct outreach for and recruit prospective students for their educational programs, our institutions’ ability to attract and enroll prospective students in those programs could be adversely affected. We have been investing in our student admissions and advising functions and other initiatives to improve student experiences, retention, and academic outcomes. If these initiatives do not continue to succeed, our ability to attract, enroll and retain students in our programs could be adversely affected. Further, internet and other technologies, including data gathering and marketing and advertising, is evolving quickly and we may be unable to adapt our initiatives to attract, enroll and retain students in a timely manner. Consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully conducting outreach and recruitment for our institutions and the programs that they offer include, but are not limited to: student or employer dissatisfaction with our educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; FTC or Federal Communications Commission restrictions on contacting prospective students and the use of internet, mobile phone and other advertising and marketing media; costs and effectiveness of internet, mobile phone and other advertising programs; and changing media preferences of our target audiences.

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

Our success and ability to grow depends on the ability to hire, train and retain significant numbers of talented people. We face competition from companies in postsecondary education and other industries in attracting, hiring, and retaining personnel who possess the combination of skills and experiences that we seek to implement our business strategy. In particular, our performance is dependent upon the availability and retention of qualified personnel for our student support operations. The negative publicity surrounding our industry sometimes makes it difficult and more expensive to attract, hire and retain qualified and experienced personnel, and the Department’s regulations related to incentive compensation negatively affect our ability to compensate admissions and financial aid personnel. Our ability to effectively train our student support personnel and the length of time it takes them to become productive also impacts our results of operations. This may result in additional costs in the future as we are required to provide increased compensation in order to attract and retain qualified employees.

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

Increasingly, prospective employers of students who graduate from our institutions demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking, and teamwork skills. These desired skills can change rapidly in an evolving economic and technological environment, so it is important for our institutions’ educational programs to evolve in response to those economic and technological changes. Current or prospective students or the employers of our graduates may not accept expansion of our existing programs, improved program content and the development of new programs. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may emerge. Even if our institutions are able to develop acceptable new and improved programs in a cost-effective manner, our institutions may not be able to begin offering them as quickly as prospective students and employers would like or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, rapid technological changes or other factors, our ability to attract and retain students could be impaired and our revenue and profitability could be adversely affected.

Our use of artificial intelligence may subject us to increased compliance obligations and legal risk.

We use and are working to further incorporate AI technologies into our operations to increase efficiencies. We expect our use of AI to help reach prospective students, grow our business and benefit our current students, but it is not certain that we will realize our desired or anticipated benefits. The rise of, and strict adherence to, robocall mitigation regulations and consumer-driven call-blocking technology has severely impacted legitimate outreach, resulting in high rates of legitimate calls being flagged as "Spam Risk" or "Scam Likely." These, along with required, explicit, and often mandatory disclosures, significantly reduce the ability of our academic institutions to connect with prospective students. Call-blocking apps and carrier-level filters that block or label "Spam Risk," "Scam

Likely," or "Telemarketer," make call recipients significantly less likely to answer, even if they are expecting a call. These technologies may adversely impact our ability to engage with prospective students, which would have a material adverse effect on our ability to grow our business, our results of operations and financial condition.

The presence of AI increases our legal risk due to the increasing scope of AI regulation in various jurisdictions as AI regulation is a top focus of regulators in the United States and abroad. Compliance with these AI regulations increases our cost of compliance and may result in legal exposure in the event of noncompliance. Additionally, our development, training and use of AI may require additional investments and/or increase the cost of our offerings, which could impact our financial condition. Furthermore, the use of AI may result in incidents that compromise the confidentiality of data (including personal data). Any such incidents related to our use of AI could harm our business, financial condition and reputation. AI also raises ethical issues and, if our use of AI becomes controversial, we may be subjected to brand or reputational harm.

The complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made.

In addition, as AI becomes increasingly prevalent in our operations, we will have increased risk of disputes over the ownership or use of AI-generated content, as well as the risk of inadvertently infringing on third-party intellectual property rights. The intellectual property landscape for AI is evolving, and new laws, regulations or interpretations may create further uncertainty or increase the likelihood of such claims. If such claims arise, they could result in costly litigation, licensing fees, or limitations on our ability to use certain AI technologies, any of which could adversely affect our business, financial condition and results of operations. Furthermore, if the content, analyses or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe third-party intellectual property rights, we may be subject to private lawsuits, regulatory scrutiny or reputational harm, and our business and financial condition may be adversely affected.

Our future results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, such as goodwill.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review our assets and liabilities to determine if a triggering event has occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. Some factors that management considers when determining if a triggering event has occurred include reviewing the significant inputs to the fair value calculation and any events or circumstances that could affect such significant inputs, including, but not limited to, financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, industry and market conditions as well as the most recent quantitative fair value analysis for each reporting unit and the amount of the difference between the estimated fair value and the carrying value. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we will be required to record an impairment charge in the consolidated statements of income. Our estimates of fair value are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses, including projections of newly acquired businesses, such as USAHS. However, should we encounter unexpected economic conditions or operational results, have unforeseen complications with integration of newly acquired businesses or need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our assets, estimates of future cash flows, revenue growth, and discount rates could be negatively impacted and could result in an impairment of goodwill which could materially adversely affect our financial condition and results of operations.

We rely on proprietary rights and intellectual property in conducting our business, which may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights and intellectual property. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights and intellectual property. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to our marks as well as distinctive logos and other marks associated with our services. These measures may not be adequate, and we cannot be certain that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights and intellectual property. Unauthorized third parties may attempt to duplicate the proprietary aspects of our curricula, online resource material and other content despite our efforts to protect these rights. Our management’s attention may be diverted by these attempts, and we may need to use funds for lawsuits to protect our proprietary rights and intellectual property against any infringement or violation.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. In addition, in some instances, our faculty members or our students may post various articles or other third-party content on class discussion boards or download third-party content to personal computers, which may result in claims or liability for the unauthorized duplication or distribution of protected material. Any intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit.

Our corporate engagement programs have contributed to student enrollment growth through 2025. If we fail to enter new corporate engagements or if existing corporate partners pause or reduce participation in their tuition assistance programs, our total student enrollments may suffer.

We remain focused on investing in and improving processes that support our corporate engagement programs. These programs have been a meaningful driver of total enrollment growth through 2025. Our continued success with these programs depends, in part, on our ability to maintain existing corporate engagements and enter into additional corporate engagements. There is no guarantee that our existing corporate partners will have an interest in continuing to fund or expand these tuition assistance programs, and there is no guarantee that their employees will continue to have the same level of interest in participating, which could adversely impact total student enrollments.

The acquisition, integration, and growth of acquired businesses may present challenges that could harm our business.

Our future success will depend, in part, on our ability to integrate any institutions or businesses we may acquire in the future, into our operations. The successful integration and profitable operation of an acquired institution or business, including the realization of anticipated cost savings and additional revenue opportunities, can present challenges, and the failure to overcome these challenges can have an adverse effect on our business, financial condition, cash flows and results of operations. Such challenges, while ultimately dependent on the particular acquisition at hand, may include, among other things, the inability to maintain uniform standards, controls, policies and procedures; the acquired business not performing as expected; distraction of management’s attention from normal business operations during the integration process; the inability to attract and/or retain key management personnel to operate the acquired entity; the inability to obtain, or delays in obtaining, regulatory or other approvals necessary to operate the business; the risk that disruptions from the integration will harm our or the acquired entity’s businesses; potential adverse reactions or changes to business relationships resulting from an acquisition; the inability to correctly estimate the size of a target market or accurately assess market dynamics; expenses associated with the integration efforts; and our assumption of unexpected risks, liabilities and obligations of the acquired business, including issues not discovered in the due diligence process.

An acquisition related to an institution or other educational business often requires various regulatory approvals and in the case of a Title IV eligible institution, like USAHS, has recently required growth restrictions, reporting obligations and temporary conditions on operations that limit changes to the institution after its acquisition. If we are unable to obtain such approvals, or we obtain them on unfavorable terms, our ability to consummate a future transaction may be impaired or we may be unable to operate the acquired entity in a manner that is favorable to us. If we fail to properly evaluate an acquisition, we may be required to incur costs in excess of what we anticipated, and we may not achieve the anticipated benefits of such acquisition, including the acquisition of USAHS.

Natural disasters or other extraordinary events may cause us to close some of our schools or suffer casualty losses.

We may experience business interruptions or casualty losses resulting from natural disasters, inclement weather, transit disruptions or other extraordinary events in one or more of the geographic areas in which we operate, particularly in California, Colorado, Florida, Georgia, and Texas, where our physical campuses are located. These events could impair the value of our assets and/or cause us to close physical campuses, temporarily or permanently, and could affect student recruiting opportunities in those locations, causing enrollment and revenue to decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As part of our business, we collect, process, use and store sensitive data and certain personal information from our students and employees. We also utilize third-party vendors and provide information about our students and employees to governmental and quasi-governmental agencies to satisfy legal and regulatory requirements and use electronic payment methods to process and store some of this information, including credit card information. Our business relies on information technology networks and systems to store this data, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties.

The information technology networks and systems owned, operated, controlled or used by us, our third-party vendors or other external agencies may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, failures during the process of upgrading or replacing software or databases or components thereof, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, distributed denial-of-service attacks, brute force attacks, robocalls and other real or perceived cyberattacks or catastrophic events, all of which may not be prevented by our efforts to secure our networks and systems. Security incidents can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party vendors, external agencies or their personnel, or other parties. Security incidents are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. Any of these incidents could lead to interruptions or shutdowns of our platforms, disruptions in our ability to process service requests and record or analyze the use of our services, the loss or corruption of data or unauthorized access to, or acquisition of, personal or other sensitive information, such as our intellectual property. We maintain policies, practices, operational safeguards, measures and controls aimed at reducing our cyber risk, protecting, and recovering our data and ensuring business continuity, which include reasonable efforts that aim to ensure that our third-party vendors maintain reasonable security, including encryption and authentication technology, and will notify us promptly if a security incident occurs. However, none of our vendors’ or external agencies’ security measures can provide absolute security. Advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors or external agencies, to adequately protect personal or other sensitive information, and there can be no assurance that we, our vendors or external agencies will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data or that any such data compromise or unauthorized access will be discovered in a timely fashion.

Like many businesses, we, our third-party vendors, and external agencies have in the past and will in the future continue to be subject to cyberattacks, cybersecurity threats and attempts to compromise and penetrate our data security and systems and disrupt our services. Regular patching of each of our respective computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware, ransomware, viruses or “zero-day” viruses prior to their infecting our, our third-party vendors and/or external agencies’ computer systems or networks. Future cyberattacks against us, our third-party vendors or external agencies could lead to operational disruptions that could have an adverse effect on our ability to provide services to students and on our results of operations and financial condition. Any general decline in internet use for any reason, including security or privacy concerns, increased cost of internet service or changes in government regulation, could result in less demand for online educational services and limit growth in our online programs.

Failure of our systems to operate effectively or a compromise in the security of our systems, or the systems of our third-party vendors, external agencies or other third parties, that results in unauthorized persons or entities obtaining personal or other sensitive information could materially and adversely affect our reputation, operations, operating results and financial condition. Actual or anticipated cyberattacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums and engage third-party specialists for additional services. Breaches in our data security or that of our third-party vendors, external agencies or other third parties could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, potential claims, investigations, regulatory proceedings, litigation penalties and other liabilities, could impede our processing of transactions and our financial reporting and could result in a disruption of our operations. In addition, we may incur substantial costs in connection with remediating and otherwise responding to any data security incident, including potential liability for stolen client, student, or employee data, repairing system damage, or providing credit monitoring or other benefits to clients, students or employees affected by the incident. Additionally, if we, our third-party service providers or external agencies experience security incidents that result in a performance decline in necessary services, availability problems or the loss, corruption of, unauthorized access to or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to enroll in our institutions, and our reputation and market position could be harmed. Existing students may also decrease their use of our services or cease using our services altogether. The impact of security threats, incidents and other disruptions are difficult to predict. Our insurance coverage for such security threats, incidents and other disruptions may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for such costs. This may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could materially harm our growth prospects, financial condition, business, and reputation.

The personal information that we collect may be vulnerable to breach, theft, or loss, any of which could adversely affect our reputation, operations, and ability to attract and retain students.

In the ordinary course of our business, we maintain on our network systems and the networks of our third-party providers, and report to external agencies, certain information that is confidential, proprietary, personal (such as student information) or otherwise sensitive in nature, including financial information and confidential business information. Our computer networks, those of our vendors that manage confidential information for us or provide services to our students or to us and those of external agencies can be accessed globally through the internet and are vulnerable to unauthorized access, inadvertent access or display, theft or misuse, hackers, installation of ransomware and malware and computer viruses, during regular use and in connection with hardware and software upgrades and changes. These attacks have become more prevalent and sophisticated. Unauthorized access, misuse, theft, or hacks can evade our intrusion detection and prevention measures, and the intrusion detection and prevention precautions of our third-party providers and external agencies to which we report certain information, without alerting us to the breach or loss for some period of time or ever. An individual or group that circumvents security measures could misappropriate confidential or proprietary information or personal information about our students or employees, cause interruptions or malfunctions in our operations or commit fraud. New variants of malware or virus attacks on our systems may be undetected by our virus detection and preventions software.

The FTC passed an amendment to the Safeguards Rule under the Gramm-Leach-Bliley Act (the “GLBA”), effective on June 9, 2023, that updated data security requirements for financial institutions, including all Title IV institutions of higher education. The Department has increased enforcement authority by requiring auditors to verify an institution’s compliance with components of the Safeguards Rule. Failure to comply with the applicable GLBA requirements may result in FTC enforcement, which could include the imposition of conditions on our business operations, penalties, monitoring, and oversight.

In addition to being subject to privacy and information security laws and regulations in the U.S. because our services can be accessed globally via the internet, we may also be subject to privacy and information security laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. Any breach of student or employee privacy or errors in storing, using, or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. The adoption of new or modified state or federal data or cybersecurity legislation could increase our costs and require changes in our operating procedures or systems. An example of this is the California Consumer Privacy Act which became effective January 1, 2020.

The reliability of our program infrastructure and mechanisms to protect the personal information of our students is critical to our operations, reputation, and ability to attract and retain students. A breach, theft or loss of personal information held by us, our vendors or an external agency, or a violation of the laws and regulations governing privacy, could have a material adverse effect on our reputation and ability to attract and retain students, or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems to protect our computer networks, the costs of which may be substantial.

Our primarily remote work environment may exacerbate the risks related to our business technology infrastructure.

A significant portion of our employees work remotely, as do employees of a number of our third-party service vendors. These remote work environments may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our technological infrastructure and systems and the risks of phishing and other cybersecurity attacks, unauthorized dissemination of confidential information and social engineering attempts. If a natural disaster, power outage, connectivity issue or other event occurs that impacts the ability of employees to work remotely, it may be difficult or, in certain cases, impossible for us to continue our business for a period of time, which could materially harm our growth prospects, results of operations, financial condition and reputation.

Risk Related to Our Common Stock

The trading price of our common stock may continue to fluctuate substantially in the future, as a result of which returns on an investment in our common stock may be volatile.

The trading price of our common stock has previously and may continue to fluctuate significantly as a result of a number of factors, some of which are not under our control. These factors may include:

•
the actual, anticipated, or perceived impact of changes in the political environment or government policies affecting the for-profit education industry;
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
•
any reduction or elimination of our payment of dividends on our common stock or planned stock repurchases;
•
decisions by any of our significant investors to reduce their investment;

•
quarterly variations in our operating results, which sometimes occur due to the academic calendar and unexpected significant expense items that do not regularly occur;
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

We declared our first quarterly cash dividend in the third quarter of 2023 and have paid and even increased the quarterly dividend since then. However, we are not obligated to pay dividends on our common stock. Despite our recent history of paying dividends, the declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including earnings and cash flows, capital spending plans, financial conditions and other factors our Board of Directors may deem relevant. The terms of our indebtedness and any limitations imposed by regulatory authorities, among other factors, may also restrict us from paying cash dividends on our common stock under certain circumstances.

Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether we pay dividends and the level of any dividends we may pay in the future. Accordingly, shareholders may not receive dividends consistent with the previously declared amounts, or at all. Any reduction or elimination of dividends may cause the market price of our common stock to decline.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.

On January 2, 2026, our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $100.0 million of our common stock through June 30, 2027. As of February 19, 2026, no repurchases have been made under this share repurchase program. The manner, timing, and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance. Our share repurchase program may be modified, suspended, or terminated at any time, which may result in a decrease in the trading price of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the critical importance of assessing, identifying and managing material risks associated with cybersecurity threats, as well as developing, implementing and maintaining effective cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data. We focus significant resources on protecting our technology infrastructure and the personal information contained therein regarding applicants, our students, their families, our alumni and our employees. Our principal cybersecurity risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risks, and reputational risks.

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

We have a cybersecurity-specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our processes to standards set by the Center for Internet Security (“CIS”). As part of these efforts to assess and mitigate the risks posed by cybersecurity incidents and cyber-attacks, we employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to help inform our cybersecurity risk identification and assessment. We also maintain an information security policy, which addresses privacy of student records under the Family Education Rights and Privacy Act of 1974 (“FERPA”), and require annual information technology security awareness training by employees. We also maintain a cybersecurity risk insurance policy as an additional element of our risk mitigation strategy.

We engage third-party experts to review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance. These third-party experts perform periodic cyber assessments, including security assessments using the CIS Controls cybersecurity framework. Our processes address cybersecurity threat risks associated with our use of these third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risks to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

In fiscal year 2025, we did not identify any cybersecurity threats that have materially impacted or are likely to materially impact our business strategy, operational results, or financial condition. However, despite our proactive measures, we cannot entirely eliminate cybersecurity risks or guarantee that no undetected incidents have occurred. We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the headings “If we, our third-party vendors, our regulators or any other quasi-governmental organization we are required to report information to are subject to cyberattacks, data breaches or other security incidents, or if there is a disruption or failure of our information technology systems or software, such events could expose us to liability and could adversely affect our financial condition and operating results,” “The personal information that we collect may be vulnerable to breach, theft or loss, any of which could adversely affect our reputation, operations and ability to attract and retain students,” and “Our primarily remote work environment may exacerbate the risks related to our business technology infrastructure,” included as part of our risk factor disclosures within Item 1A of this Annual Report on Form 10-K.

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

All of our campus and administrative facilities are leased except one in Houston, Texas. As of December 31, 2025, we leased approximately 0.8 million square feet under lease agreements that have remaining terms ranging from less than one year through 2050. The facility in Houston, Texas, is used by AIUS and is less than 0.1 million square feet of real property.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 “Contingencies” to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “PRDO”.

The closing price of our common stock as reported on the Nasdaq on February 13, 2026 was $31.43 per share. As of February 13, 2026, there were approximately 86 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at P.O. Box# 43006, Providence, RI 02940-3006 or at their website www.computershare.com/investor.

In 2025, the Company's Board of Directors continued to declare and distribute dividends on a quarterly basis. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. Any decision to pay future cash dividends will be made by the Board of Directors and depend on the Company’s available retained earnings, financial condition, the impact of changing laws and regulations, economic conditions, general business conditions, capital spending plans, the anticipated effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. In addition to quarterly dividends, the Company reinvests earnings in our operations to promote future growth and, from time to time, executes repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders.

On July 31, 2025, the Board of Directors of the Company approved a stock repurchase program for up to $75.0 million, which commenced July 31, 2025 and expires January 31, 2027. The stock repurchase program replaced the previous stock repurchase program. The other terms of the stock repurchase program are consistent with the Company’s previous stock repurchase program.

During 2025, we repurchased 4.1 million shares of our common stock for approximately $120.8 million at an average price of $29.17 per share, of which approximately 1.6 million shares of our common stock for approximately $46.1 million were purchased under the previous stock repurchase program. As of December 31, 2025, approximately $0.2 million was available under the stock repurchase program.

On January 2, 2026, the Board of Directors of the Company approved a new common stock repurchase program, authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on the open market (the "Stock Repurchase Program"). This new Stock Repurchase Program, which expires on June 30, 2027, replaces the previous $75.0 million stock repurchase program, which was described above. The Stock Repurchase Program may be modified, suspended or discontinued at any time in the Company's discretion without prior notice, and does not commit the Company to repurchase shares of its common stock. The timing of purchases and the number of shares repurchased under the Stock Repurchase Program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. Repurchases will be made in open market transactions, including block purchases, conducted in accordance with Rule 10b-18 under the Exchange Act as well as may be made pursuant to trading plans established under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Stock Repurchase Program does not obligate the Company to purchase shares and the Company may, in its discretion, begin, suspend or terminate repurchases at any time, without any prior notice.

The Board of Directors approved the aforementioned stock repurchase programs believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believed to be the intrinsic value of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2024				$47,106,022
January 1, 2025 - January 31, 2025	-	$-	-	47,106,022
February 1, 2025 - February 28, 2025	350,000	25.81	350,000	38,065,303
March 1, 2025 - March 31, 2025	941,657	25.17	635,000	21,894,476
April 1, 2025 - April 30, 2025	-	-	-	21,894,476
May 1, 2025 - May 31, 2025	240,000	31.11	240,000	14,422,532
June 1, 2025 - June 30, 2025	410,000	32.74	410,000	990,720
July 1, 2025 - July 31, 2025	-	-	-	75,000,000
August 1, 2025 - August 31, 2025	545,000	30.89	545,000	58,154,087
September 1, 2025 - September 30, 2025	115,000	33.07	115,000	54,348,316
October 1, 2025 - October 31, 2025	-	-	-	54,348,316
November 1, 2025 - November 30, 2025	1,225,000	29.67	1,225,000	17,976,513
December 1, 2025 - December 31, 2025	621,668	28.51	621,668	239,095
	4,448,325		4,141,668

(1)
Includes 306,657 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On July 31, 2025, the Board of Directors of the Company approved a stock repurchase program of up to $75.0 million which commenced on July 31, 2025 and expires on January 31, 2027. On January 2, 2026, the Board of Directors of the Company approved a new common stock repurchase program, authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on the open market. This new Stock Repurchase Program, which expires on June 30, 2027, replaces the previous $75.0 million stock repurchase program.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information as of December 31, 2025, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

The graph below shows a comparison of cumulative total returns for Perdoceo, the Standard & Poor’s 500 Index and an index of peer companies selected by Perdoceo. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education: Adtalem Global Education Inc., American Public Education, Inc., Grand Canyon Education, Inc., Laureate

Education, Inc., and Strategic Education, Inc. The performance graph begins with Perdoceo’s $12.63 per share closing price on December 31, 2020.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2020 and assumes the reinvestment of all dividends.)

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

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

See Note 17 “Segment Reporting” for a description of each of our current reporting segments along with revenues, operating income, significant segment expenses and total assets by reporting segment.

Regulatory Environment and Political Uncertainty

As indicated in “Scrutiny of the For-Profit Postsecondary Education Sector” section within Item 1, "Business", the for-profit education industry is scrutinized by various policymakers, regulatory agencies and interest groups. Congressional hearings and roundtable discussions were previously held regarding certain aspects of the education industry, including issues surrounding student debt, as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. Many of the most highly criticized institutions have been closed now for several years.

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

Adjusted operating income and adjusted earnings per diluted share have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for net income, operating income, earnings per diluted share, or any other performance measure derived in accordance with and reported under GAAP or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

2025 Review

During the year ended December 31, 2025 ("current year"), our academic institutions remained focused on enhancing student experiences and academic outcomes while aligning their academic programs with the current demands of the workforce. Student retention continued to trend near multi-year highs and we made purposeful investments in marketing and admissions to efficiently serve the prospective student interest our academic institutions experienced.

As of December 31, 2025, we experienced total student enrollment growth, supported by continued momentum in student retention and engagement as well as increased interest from prospective students looking to pursue a degree at our academic institutions. Total student enrollments increased 7.3% at December 31, 2025 as compared to December 31, 2024, driven by enrollment growth at all three of our academic institutions. CTU's total student enrollments increased 6.6% as compared to the prior year end, supported by high levels of student retention and engagement, growth within the corporate student program and strong levels of prospective student interest. Total student enrollments increased 11.2% at AIUS for the current year end as compared to the prior year end, driven by an additional academic session during the fourth quarter, as well as underlying student retention and engagement trends. Lastly, for USAHS, total student enrollments increased 2.6% for the current year end as compared to the prior year end, primarily driven by growth in programs such as nursing and speech language pathology.

Strategic investments in technology have been strong contributors to enrollment growth across all three of our academic institutions, as it gives our students, faculty and support staff the enhanced resources to support enrollment processes, student experiences and academic outcomes. Additionally, we are continuing to refine our overall marketing, advising, and admissions investments with a focus on optimizing the effectiveness of our student enrollment and support processes. This approach is designed to further enhance student retention and engagement while maintaining a disciplined cost structure.

Through our corporate student programs, we provide accredited degree opportunities to employees of our partner organizations, supporting their career advancement while helping corporate partners strengthen employee development and retention. We continue to make strategic investments in technology and talent to expand these programs.

We expect the strong levels of student retention and student engagement we experienced over the past year, as well as the prospective student interest experienced, to continue into 2026. As a result, full year adjusted operating income is expected to be higher for 2026 as compared to 2025, primarily driven by expected total student enrollment and revenue growth.

Financial Highlights

Revenue for the current year increased by 24.2% or $164.8 million as compared to the prior year, primarily due to an increase of $147.5 million of revenue from the USAHS acquisition which was completed in December 2024 and therefore did not have comparable results in the prior year. CTU also contributed to the increase in revenue due to growth in total student enrollments driven by strong student retention and engagement trends along with increased prospective student interest, while AIUS remained relatively flat as compared to the prior year.

Operating income for the current year increased by 12.5% to $196.0 million as compared to operating income of $174.3 million in the prior year, driven by increased operating income within all three of our academic institutions as well as reduced operating losses within Corporate and Other. The increase in operating income for the current year was a result of revenue growth and continued management of operating expenses.

The Company believes it is useful to present non-GAAP financial measures, such as adjusted operating income, which exclude certain non-cash items, as a means to better understand the core performance of its operations. During the current year, the Company no longer adjusts for legal fees associated with certain matters as these amounts are no longer material to the results of operations and, as a result, prior period non-GAAP amounts have been recast to be comparable. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $237.6 million for the current year as compared to $188.9 million for the prior year.

Adjusted operating income and adjusted earnings per diluted share for the years ended December 31, 2025 and 2024 is presented below (dollars in thousands, except per share amounts):

	For the Year Ended December 31,
Adjusted Operating Income	2025	2024
Operating income	$196,000	$174,253
Depreciation and amortization	41,627	14,645
Adjusted Operating Income	$237,627	$188,898

	For the Year Ended December 31,
Adjusted Earnings Per Diluted Share	2025	2024
Reported Earnings Per Diluted Share	$2.42	$2.19
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.26	0.09
Total pre-tax adjustments	0.26	0.09
Tax effect of adjustments (1)	(0.07)	(0.02)
Total adjustments after tax	0.19	0.07
Adjusted Earnings Per Diluted Share	$2.61	$2.26

___________________________

(1)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands), including comparisons of our year-over-year performance between these years. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our results for the year ended December 31, 2024, as well as the year-over-year comparison of our 2024 financial performance to 2023.

	For the Year Ended December 31,
	2025	% of Total Revenue	2024	% of Total Revenue	2023	% of Total Revenue
TOTAL REVENUE	$846,096		$681,263		$710,004
OPERATING EXPENSES
Educational services and facilities (1)	197,540	23.3%	120,860	17.7%	130,324	18.4%
General and administrative (2):
Advertising and marketing	112,858	13.3%	100,963	14.8%	102,588	14.4%
Admissions	88,957	10.5%	81,783	12.0%	91,359	12.9%
Administrative	179,616	21.2%	150,587	22.1%	170,922	24.1%
Bad debt	29,492	3.5%	33,719	4.9%	33,215	4.7%
Total general and administrative expense	410,923	48.6%	367,052	53.9%	398,084	56.1%
Depreciation and amortization	41,627	4.9%	14,645	2.1%	16,887	2.4%
Asset impairment	6	0.0%	4,453	0.7%	14,263	2.0%
OPERATING INCOME	196,000	23.2%	174,253	25.6%	150,446	21.2%
PRETAX INCOME	216,836	25.6%	201,440	29.6%	192,121	27.1%
PROVISION FOR INCOME TAXES	56,922	6.7%	53,850	7.9%	44,469	6.3%
Effective tax rate	26.3%		26.7%		23.1%

NET INCOME	$159,914	18.9%	$147,590	21.7%	$147,652	20.8%

_______________

(1)
Educational services and facilities expense includes costs attributable to the educational activities of our campuses, including: salaries and benefits of faculty, academic administrators and student support personnel, and costs of educational supplies and goods and services, including costs of textbooks and laptops, and rents on leased campus and administrative facilities.
(2)
General and administrative expense includes operating expenses associated with corporate and campus administration, marketing, admissions, information technology, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials and bad debt expense.

Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Revenue

Revenue for the year ended December 31, 2025 ("current year") increased by 24.2% or $164.8 million, as compared to the prior year. The increase was primarily driven by the acquisition of USAHS, which was completed in December 2024 and therefore not included for the full comparative period of the prior year. Excluding the impact of the USAHS, revenue increased due to higher revenue at CTU as a result of growth in total student enrollments for the current year as compared to the prior year.

Educational Services and Facilities Expense (dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % Change	2024 vs 2023 % Change
Educational services and facilities:
Academics & student related	$173,015	$112,216	$120,023	54.2%	-6.5%
Occupancy	24,525	8,644	10,301	183.7%	-16.1%
Total educational services and facilities	$197,540	$120,860	$130,324	63.4%	-7.3%

Educational services and facilities expense for the current year increased by 63.4% or $76.7 million as compared to the prior year. The increase was primarily due to a full year of expenses related to the USAHS acquisition as compared to only one month of such expenses in the prior year. Excluding the impact of USAHS, expenses increased slightly, primarily driven by increased academic expenses at CTU to support the growth in total student enrollments.

Academics and student-related costs increased by 54.2%, or $60.8 million, and occupancy-related costs increased by 183.7%, or $15.9 million, respectively, as compared to the prior year. These increases were primarily attributable to a full year of expenses related to USAHS in the current year, as compared to only one month of such expenses in the prior year period.

General and Administrative Expense (dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % Change	2024 vs 2023 % Change
General and administrative:
Advertising and marketing	$112,858	$100,963	$102,588	11.8%	-1.6%
Admissions	88,957	81,783	91,359	8.8%	-10.5%
Administrative	179,616	150,587	170,922	19.3%	-11.9%
Bad Debt	29,492	33,719	33,215	-12.5%	1.5%
Total general and administrative expense	$410,923	$367,052	$398,084	12.0%	-7.8%

The general and administrative expense for the current year increased by 12.0% or $43.9 million as compared to the prior year. The increase was primarily due to a full year of expenses related to the USAHS acquisition as compared to only one month of such expenses in the prior year. Excluding the impact of USAHS, expenses increased by 1.3% or $4.9 million, primarily driven by higher expenses at CTU to support the growth in total student enrollments for the current year as compared to the prior year.

Advertising and marketing expense for the current year increased by 11.8% or $11.9 million as compared to the prior year. The increase was due to a full year of advertising and marketing expenses related to the USAHS acquisition in the current year, as compared to only one month of such expenses in the prior year. Excluding the impact of USAHS, advertising and marketing costs decreased slightly as compared to the prior year.

Admissions expense increased by 8.8% or $7.2 million as compared to the prior year. The increase was primarily attributable to a full year of admissions expenses related to the USAHS acquisition in the current year, as compared to only one month of such expenses in the prior year. Excluding the impact of USAHS, admissions expenses would have slightly increased as compared to the prior year, primarily due to total student enrollment growth at both CTU and AIUS.

Administrative expense for the current year increased by 19.3% or $29.0 million as compared to the prior year. The increase was primarily attributable to a full year of administrative expenses related to the USAHS acquisition in the current year, as compared to only one month of such expenses in the prior year. Excluding the impact of USAHS, administrative expenses would have increased as compared to the prior year, primarily due to non-recurring personnel investments in the current year period.

Bad debt expense incurred by each of our segments during the years ended December 31, 2025, 2024 and 2023 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	% of Segment Revenue	2024	% of Segment Revenue	2023	% of Segment Revenue	2025 vs 2024 % Change	2024 vs 2023 % Change
Bad debt expense by segment:
CTU	$19,441	4.2%	$19,907	4.5%	$20,203	4.4%	-2.3%	-1.5%
AIUS	9,607	4.2%	13,612	6.0%	13,028	5.1%	-29.4%	4.5%
USAHS (1)	442	0.3%	201	NM	-	NA	119.9%	NA
Corporate and Other	2	NM	(1)	NM	(16)	NM	NM	NM
Total bad debt expense	$29,492	3.5%	$33,719	4.9%	$33,215	4.7%	-12.5%	1.5%

_______________

(1) USAHS includes results of operations starting from the acquisition date on December 2, 2024.

Bad debt expense decreased by 12.5% or $4.2 million for the current year as compared to the prior year. The improvement for the current year was primarily driven by decreases in bad debt expense at both CTU and AIUS as we experienced stronger student engagement and retention within our academic institutions.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased by 184.2% or $27.0 million as compared to the prior year. This increase was primarily driven by amortization associated with intangible assets at USAHS as well as increased depreciation expense for assets within USAHS, including a failed sale lease-back transaction.

Operating Income

Operating income for the current year increased by 12.5% or $21.7 million as compared to the prior year. This improvement was primarily driven by increased revenue, which more than offset the increases in operating expenses, as compared to the prior year.

Provision for Income Taxes

The effective income tax rate for the current year was 26.3% compared to 26.7% for the prior year. The decrease in the effective income tax rate was primarily due a reduction in nondeductible compensation.

For the full year 2026, we expect our effective tax rate to be between 23.5% and 24.5%.

SEGMENT RESULTS OF OPERATIONS

The summary of segment financial information below should be referenced in connection with a review of the following discussion of our segment results from operations for the years ended December 31, 2025 and 2024 (dollars in thousands), including comparisons of our year-over-year performance. Please refer to Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our results for the year ended December 31, 2024, as well as the year-over-year comparison of our 2024 financial performance to 2023.

	For the Year Ended December 31,
	2025	2024	2023	2025 vs 2024 % Change	2024 vs 2023 % Change
REVENUE:
CTU (1)	$461,602	$443,374	$456,169	4.1%	-2.8%
AIUS (1)	226,220	227,072	253,057	-0.4%	-10.3%
USAHS (2)	157,576	10,041	-	1469.3%	NA
Corporate and Other	698	776	778	NM	NM
Total	$846,096	$681,263	$710,004	24.2%	-4.0%

OPERATING INCOME (LOSS):
CTU (1)	$180,597	$174,686	$150,699	3.4%	15.9%
AIUS (1)	35,950	32,756	38,592	9.8%	-15.1%
USAHS (2)	3,211	(2,640)	-	221.6%	NA
Corporate and Other	(23,758)	(30,549)	(38,845)	22.2%	21.4%
Total	$196,000	$174,253	$150,446	12.5%	15.8%

OPERATING INCOME (LOSS) MARGIN:
CTU (1)	39.1%	39.4%	33.0%
AIUS (1)	15.9%	14.4%	15.3%
USAHS (2)	2.0%	-26.3%	NA
Corporate and Other	NM	NM	NM
Total	23.2%	25.6%	21.2%

______________________

(1)
The prior year operating results for CTU and AIUS were recast to reflect the transition of Hippo Education from CTU to AIUS.
(2)
USAHS includes results of operations beginning on the acquisition date of December 2, 2024. Operating income (loss) for the current year includes $30.3 million of depreciation and amortization expense associated with acquired tangible and intangible assets, as well as finance leases, as compared to $2.5 million in the prior year.

	As of December 31,
	2025	2024	2023	2025 vs 2024 % Change	2024 vs 2023 % Change
TOTAL STUDENT ENROLLMENTS:
CTU	29,950	28,090	25,970	6.6%	8.2%
AIUS	10,560	9,500	8,490	11.2%	11.9%
USAHS (1)	3,890	3,790	-	2.6%	NA
Total	44,400	41,380	34,460	7.3%	20.1%

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

Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

CTU. Revenue for the current year increased by 4.1% or $18.2 million as compared to the prior year. The increase was driven by total student enrollment growth of 6.6% at December 31, 2025 as compared to December 31, 2024. CTU's total student enrollment growth was supported by high levels of student retention and engagement, growth in the corporate student program and higher levels of prospective student interest.

Current year operating income for CTU increased by 3.4% or $5.9 million as compared to the prior year. This improvement in operating income was driven by the increase in revenue discussed above, which more than offset increased operating expenses to support the student enrollment growth.

AIUS. Revenue for the current year decreased slightly by 0.4% or $0.9 million as compared to the prior year. Total student enrollments increased by 11.2% at December 31, 2025 as compared to December 31, 2024 due to an extra session start in December 2025, which will positively impact revenue into 2026. The slight decrease in revenue is driven by Trident University, as the recent government shutdown disparately impacted this institution.

Current year operating income for AIUS increased by 9.8% or $3.2 million as compared to the prior year, driven by lower operating expenses as compared to the prior year.

USAHS. Revenue for the current year was approximately $157.6 million, with operating income of approximately $3.2 million. Operating income for the current year includes $30.3 million of depreciation and amortization expense associated with acquired tangible and intangible assets, as well as finance leases, as compared to $2.5 million in the prior year.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current year improved by 22.2% or $6.8 million as compared to the prior year, primarily due to lower acquisition-related expenses.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the accounting policies and estimates listed below as those that we believe require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements which includes a discussion of these and other significant accounting policies.

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

A one percentage point change in our allowance for credit losses as a percentage of gross earned student receivables as of December 31, 2025 would have resulted in a change in pretax income of $0.8 million during the year then ended.

Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, would likely have a material impact on the realizability of future receivables.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of December 31, 2025, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $643.5 million. Restricted cash as of December 31, 2025 was $21.3 million and primarily relates to a letter of credit USAHS is required to maintain with the Department of Education. On January 16, 2026, USAHS was notified by the Department that it is no longer required to maintain its existing letter of credit in the amount of $20.5 million and thus these funds are no longer restricted as of the date of the letter. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We generated cash in 2025 as a result of improved operating performance and expect to continue to generate cash in 2026. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, share repurchases and quarterly dividends payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On July 31, 2025, the Board of Directors of the Company approved a stock repurchase program for up to $75.0 million, which commenced July 31, 2025 and expires January 31, 2027. The stock repurchase program replaced the previous stock repurchase program approved on February 20, 2024. The timing of purchases and the number of shares repurchased under the program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors.

During the year ended December 31, 2025, we repurchased 4.1 million shares of our common stock for approximately $120.8 million at an average price of $29.17 per share. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

On January 2, 2026, the Board of Directors of the Company approved a new common stock repurchase program, authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on the open market. This new stock repurchase program, which expires on June 30, 2027, replaces the previous $75.0 million stock repurchase program, which was described above. The stock repurchase program may be modified, suspended or discontinued at any time in the Company's discretion without prior notice, and does not commit the Company to repurchase shares of its common stock.

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

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2025 and 2024, net cash flows provided by operating activities totaled $225.2 million and $161.6 million, respectively. The increase in net cash flows from operating activities for the current year was primarily driven by increased operating income.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships, and cash payments. For the years ended December 31, 2025 and 2024, approximately 76% and 77% of our institutions’ aggregate cash receipts from tuition payments came from Title IV Program funding. This percentage differs from the Title IV Program percentage calculated under the 90-10 Rule due to the treatment of certain funding types and certain student level limitations on what and how much to count as prescribed under the rule.

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

Investing Cash Flows

During the years ended December 31, 2025 and 2024, net cash flows used in investing activities totaled $53.6 million and $107.8 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $47.0 million for the year ended December 31, 2025 as compared to a net cash inflow of $34.6 million for the year ended December 31, 2024.

Capital Expenditures. Capital expenditures increased to $8.6 million for the year ended December 31, 2025 as compared to $4.6 million for the year ended December 31, 2024. Capital expenditures represented approximately 1.0% and 0.7% of revenue for the years ended December 31, 2025 and 2024, respectively. For the year ending December 31, 2026, we expect capital expenditures to be approximately 1.5% of revenue.

Business acquisition. The Company received a working capital true up of $0.8 million from the former owners of USAHS in connection with the USAHS acquisition during the current year. For the year ended December 31, 2024, the Company made total cash payments of $137.8 million in relation to USAHS acquisition.

Financing Cash Flows

During the years ended December 31, 2025 and 2024, net cash flows used in financing activities totaled $171.1 million and $41.1 million, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $7.5 million for the year ended December 31, 2025 and $3.4 million for the year ended December 31, 2024.

Repurchase of stock. During the year ended December 31, 2025, we repurchased 4.1 million shares of our common stock for approximately $120.8 million at an average price of $29.17 per share. During the year ended December 31, 2024, we repurchased 0.4 million shares of common stock for $6.8 million at an average price of $17.60 per share. Repurchases of stock during 2025 and 2024 were funded by cash generated from operating activities and existing cash balances. See Part II, Item 5 for more information.

Release of cash held in escrow. During each of the years ended December 31, 2025 and 2024, we released $0.3 million of escrow funds associated with acquisitions.

Payments of cash dividends and dividend equivalents. During the years ended December 31, 2025 and 2024, the Company made dividend and dividend equivalent payments of $36.9 million and $31.7 million, respectively.

Principal payments for finance leases and failed sale leaseback. During the years ended December 31, 2025 and 2024, the Company made payments of $5.5 million and $1.1 million, respectively, for finance leases and a failed sale leaseback, both related to the acquisition of USAHS.

Earnout payments related to business acquisition. During the year ended December 31, 2025, the Company made cash earnout payments of $1.8 million related to the Coding Dojo acquisition.

Contractual Obligations

As of December 31, 2025, future minimum cash payments due under contractual obligations for our non-cancelable operating and finance lease arrangements were $62.9 million and $12.2 million, respectively. Of these amounts, approximately $9.0 million for operating leases and $6.0 million for finance leases are due within the next 12 months. Additionally, future minimum cash payments due under a failed sale leaseback transition were $154.1 million. These future minimum cash payments reflect base rent and other fixed lease-related costs identified in the lease agreements but excludes variable costs such as common area maintenance payments and taxes, as these amounts are undeterminable at this time and may vary based on future circumstances. We lease most of our administrative and educational facilities under non-cancelable operating leases expiring at various dates through 2050.

As of December 31, 2025, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – December 31, 2025 Compared to December 31, 2024

Selected consolidated balance sheet account changes from December 31, 2024 to December 31, 2025 were as follows (dollars in thousands):

	As of December 31,
	2025	2024	% Change
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, restricted cash and short-term investments	$643,491	$591,548	9%
NON-CURRENT ASSETS:
Goodwill	265,697	258,012	3%
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payroll and related benefits	44,363	35,059	27%
NON-CURRENT LIABILITIES:
Sale lease-back financing	56,992	-	NA
Construction financing	-	56,500	-100%

Cash, cash equivalents, restricted cash and short-term investments. The increase in total cash, cash equivalents, restricted cash and short-term investments is primarily due to increased operating income, partially offset with payments for share repurchases and dividends.

Goodwill: The increase in goodwill during the period was due to the finalization of purchase accounting for the USAHS acquisition.

Payroll and related benefits: The increase primarily relates to an accrual for a non-recurring investment in personnel costs that was paid in the first quarter of 2026.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At December 31, 2025, a 100 basis point increase or decrease in average interest rates applicable to our investments would not have had a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of December 31, 2025 and December 31, 2024. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments or borrowings is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Annual Report on Form 10-K (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii) the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a control's effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Based upon the evaluation under the framework contained in the 2013 Committee of Sponsoring Organizations of the Treadway Commission Report, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Grant Thornton LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 69 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan Elections

During the quarter ended December 31, 2025, the following executive officers of the Company adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K:

Ashish Ghia, Senior Vice President, Chief Financial Officer and Treasurer, entered into a pre-arranged stock trading plan on November 13, 2025 covering his unvested performance shares and restricted stock units that will vest during 2026. Mr. Ghia’s plan provides for the sale between March 17, 2026 and September 30, 2026, of net vested restricted stock held by Mr. Ghia upon the vesting of performance shares and restricted stock units that will vest prior to September 30, 2026.

Greg Jansen, Senior Vice President, General Counsel and Corporate Secretary, entered into a pre-arranged stock trading plan on November 7, 2025 covering his unvested performance shares and restricted stock units that will vest during 2026. Mr. Jansen’s plan provides for the sale between April 1, 2026 and October 1, 2026, of net vested restricted stock held by Mr. Jansen upon the vesting of performance shares and restricted stock units that will vest prior to October 1, 2026.

Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, which governs transactions in Company securities.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors as of February 19, 2026:

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

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	212,077	(1)	$11.43	3,256,589	(2)
Total	212,077		$11.43	3,256,589

(1)
Includes outstanding options to purchase shares of our common stock under the Company’s 2016 Incentive Compensation Plan (the “2016 Plan”).
(2)
Includes shares available for future issuance under the 2016 Plan in addition to the number of shares issuable upon exercise of outstanding options referenced in column (a). In addition to stock options, the 2016 Plan provides for the issuance of stock appreciation rights, restricted stock and units, deferred stock, dividend equivalents, other stock-based awards, performance awards and units, or cash incentive awards. The amount in column (c) is net of 2.4 million shares underlying restricted stock units outstanding as of December 31, 2025, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares take into account the anticipated vesting levels based on projected attainment of performance conditions for performance-based restricted stock units and have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2025. Additionally, there were less than 0.1 million shares underlying deferred stock units outstanding under the previous 2008 Plan which will be settled in shares of our common stock if the vesting conditions are met and do not affect the number of shares reflected in column (c) above.

See Note 13 “Share-Based Compensation” to our consolidated financial statements for more information regarding the Company’s share-based compensation.

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements listed in the Index to Financial Statements on page 68 are filed as part of this Annual Report.

2. Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page 68 is filed as part of this Annual Report. All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

The exhibits listed in the Index to Exhibits on pages 63- 66 are filed as part of this Annual Report.

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

Exhibit 10.1 to our Form 8-K filed on January 23, 2024

*10.1	Career Education Corporation 2008 Incentive Compensation Plan (“2008 Plan”)	Exhibit 10.1 to our Form 8-K filed on May 16, 2008

*10.2	First Amendment to the 2008 Plan	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008

*10.3	Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan ("2016 Plan")	Exhibit 10.1 to our Form 8-K filed on June 8, 2021

*10.4	2024 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 13, 2024

*10.5	2025 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 12, 2025

*10.6	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011

*10.7	Form of Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.3 to our Form 8-K filed on February 27, 2009

*10.8	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan	Exhibit 10.2 to our Form 8-K filed on March 6, 2012

*10.9	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (used for awards in 2013)	Exhibit 10.3 to our Form 8-K filed on March 8, 2013

*10.10	Form of Employee Non-Qualified Stock Option Agreement under the 2008 Plan (Time-Based) (used for awards commencing in 2014)	Exhibit 10.2 to our Form 8-K filed on March 10, 2014

*10.11	Form of Employee Non-Qualified Stock Option Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.1 to our Form 8-K filed on May 27, 2016

*10.12	Form of Non-Employee Director Option Grant Agreement under the 2008 Plan (used for awards commencing May 2015)	Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2015

*10.13	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2016 Plan (used for awards commencing May 2016)	Exhibit 10.2 to our Form 8-K filed on May 27, 2016

*10.14	Form of Non-Employee Director Deferred Stock Unit Agreement under the 2008 Plan	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.3 to our Form 8-K filed on May 27, 2016

*10.16	Form of Employee Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.4 to our Form 8-K filed on May 27, 2016

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2016 Plan (used for awards commencing May 2020)	Exhibit 10.1 to our Form 8-K filed on June 1, 2020

*10.18	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Time-Based) (used for awards commencing in May 2016)	Exhibit 10.5 to our Form 8-K filed on May 27, 2016

*10.19	Form of Employee Cash-Settled Restricted Stock Unit Award Agreement under the 2016 Plan (Performance-Based) (used for awards commencing in May 2016)	Exhibit 10.6 to our Form 8-K filed on May 27, 2016

*10.20	Form of Performance Unit Award Agreement under the 2016 Plan (used for awards commencing in March 2017)	Exhibit 10.1 to our Form 8-K filed on March 10, 2017

*10.21	Form of Retention Bonus Award Agreement (used for awards in 2022)	Exhibit 10.2 to our Form 8-K filed on March 11, 2022

*10.22	Form of Restricted Stock Unit Agreement under the 2016 Plan (Time-Based)	Exhibit 10.2 to our Form 8-K filed on March 13, 2024

*10.23	Form of Restricted Stock Unit Agreement under the 2016 Plan (Performance-Based)	Exhibit 10.3 to our Form 8-K filed on March 13, 2024

*10.24	Letter Agreement between Perdoceo Education Corporation and Jeffrey Ayers dated February 21, 2022	Exhibit 20.21 to our Form 10-K for the year ended December 31, 2021

*10.25	Second Amended and Restated Letter Agreement between the Company and Todd Nelson dated November 16, 2023	Exhibit 10.1 to our Form 8-K filed on November 17, 2023

*10.26	Separation and General Release Agreement between the Company and Andrew Hurst dated November 15, 2023	Exhibit 10.2 to our Form 8-K filed on November 17, 2023

*10.27	Form of Indemnification Agreement for Directors and Executive Officers	Exhibit 10.9 to our Form 10-Q for the period ended June 30, 2016

*10.28	Career Education Corporation Executive Severance Plan (Amended and Restated as of November 2, 2015)	Exhibit 10.9 to our Form 10-Q for the period ended September 30, 2015

*10.29	First Amendment and Summary of Material Modifications to the Career Education Corporation Executive Severance Plan & Summary Plan Description	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2020

10.30	Agreement with the Attorney General of Iowa effective January 2, 2019, including schedule of substantially identical agreements with the attorneys general of other states	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2019

10.31	Stipulated Order for Permanent Injunction and Monetary Judgment dated October 9, 2019 agreed to by the Federal Trade Commission and Career Education Corporation and certain of its subsidiaries	Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2019

19.1	Perdoceo Education Corporation Policy on Insider Trading and Rule 10b5-1 Arrangements	Exhibit 19.1 to our Form 10-K for the year ended December 31, 2024

+21	Subsidiaries of the Company

+23.1	Consent of Grant Thornton LLP

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*97.1	Perdoceo Education Corporation Clawback Policy	Exhibit 97.1 to our Form 10-K filed on February 21, 2024

+101.INS	InLine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the InLine XBRL document

+101.SCH	InLine XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101)
___________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2026.

PERDOCEO EDUCATION CORPORATION

By:	/s/ ASHISH R. GHIA
Ashish R. Ghia,
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON	Director, President and Chief Executive Officer	February 19, 2026
Todd S. Nelson	(Principal Executive Officer)

/s/ ASHISH R. GHIA	Senior Vice President, Chief Financial Officer and Treasurer	February 19, 2026
Ashish R. Ghia	(Principal Financial Officer)

/s/ MICHELE A. PEPPERS	Vice President - Accounting & Reporting and Chief Accounting Officer	February 19, 2026
Michele A. Peppers	(Principal Accounting Officer)

/s/ GREGORY L. JACKSON	Chairman of the Board	February 19, 2026
Gregory L. Jackson

/s/ DENNIS H. CHOOKASZIAN	Director	February 19, 2026
Dennis H. Chookaszian

/s/ KENDA B. GONZALES	Director	February 19, 2026
Kenda B. Gonzales

/s/ PATRICK W. GROSS	Director	February 19, 2026
Patrick W. Gross

/s/ WILLIAM D. HANSEN	Director	February 19, 2026
William D. Hansen

/s/ HANNA SKANDERA	Director	February 19, 2026
Hanna Skandera

/s/ LESLIE T. THORNTON	Director	February 19, 2026
Leslie T. Thornton

/s/ ALAN D. WHEAT	Director	February 19, 2026
Alan D. Wheat

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2026 expressed an unqualified opinion.

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

Allowance for credit losses

As described further in Notes 2(c) and 7 to the financial statements, student receivables represent funds owed to the Company in exchange for the educational services provided to the student. Student receivables are reported net of an allowance for credit losses as determined by management at the end of each reporting period. Generally, a student receivable balance is written off once a student is out of school for greater than 90 days and has not made a payment.

Management’s student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Their estimation methodology considers a number of quantitative and qualitative factors that, based on collection experience, have an impact on repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact the estimate of the allowance for credit losses. These factors include, but are not limited to internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, the allowance estimation process for student receivables is validated by trend analysis of collections and write-off experience as well as monitoring any emerging factors that impact the ability to collect student receivables.

The principal consideration for our determination that the allowance for credit loss is a critical audit matter is that there is a high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s assumptions, including those relating to the internal repayment history and the ability to complete the federal financial aid process with the student.

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

February 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perdoceo Education Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Perdoceo Education Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.

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

February 19, 2026

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$110,970	$109,130
Restricted cash	21,310	22,623
Total cash, cash equivalents and restricted cash	132,280	131,753
Short-term investments	511,211	459,795
Total cash and cash equivalents, restricted cash and short-term investments	643,491	591,548
Student receivables, gross	68,346	63,925
Allowance for credit losses	(41,149)	(41,118)
Student receivables, net	27,197	22,807
Receivables, other	5,037	5,330
Prepaid expenses	16,881	16,910
Inventories	4,049	3,388
Other current assets	208	171
Total current assets	696,863	640,154
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $86,908 and $67,492 as of December 31, 2025 and 2024, respectively	83,314	95,508
Right of use assets, net - operating	43,290	50,099
Right of use assets, net - finance	10,259	15,375
Goodwill	265,697	258,012
Intangible assets, net of amortization of $44,786 and $27,725 as of December 31, 2025 and 2024, respectively	77,945	95,006
Student receivables, gross	9,073	8,597
Allowance for credit losses	(4,262)	(2,402)
Student receivables, net	4,811	6,195
Deferred income tax assets, net	57,438	68,774
Other assets	8,100	7,911
TOTAL ASSETS	$1,247,717	$1,237,034
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liabilities - operating	$6,032	$7,792
Lease liabilities - finance	5,458	5,466
Accounts payable	14,271	12,805
Accrued expenses:
Payroll and related benefits	44,363	35,059
Advertising and marketing costs	7,838	8,135
Income taxes	5,627	4,926
Other	16,374	21,239
Deferred revenue	37,844	36,740
Total current liabilities	137,807	132,162
NON-CURRENT LIABILITIES:
Lease liabilities - operating	43,752	50,224
Lease liabilities - finance	6,097	11,555
Sale lease-back financing	56,992	-
Construction financing	-	56,500
Other liabilities	30,657	27,057
Total non-current liabilities	137,498	145,336
Commitments and Contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,072,703 and 91,023,660 shares issued, 62,478,373 and 65,719,224 shares outstanding as of December 31, 2025 and 2024, respectively	921	910
Additional paid-in capital	720,574	707,212
Accumulated other comprehensive income	1,070	166
Retained earnings	718,365	595,672
Treasury stock, at cost, 29,594,330 and 25,304,436 shares as of December 31, 2025 and 2024, respectively	(468,518)	(344,424)
Total stockholders' equity	972,412	959,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,247,717	$1,237,034

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
REVENUE:
Tuition and fees, net	$841,402	$676,071	$702,920
Other	4,694	5,192	7,084
Total revenue	846,096	681,263	710,004
OPERATING EXPENSES:
Educational services and facilities	197,540	120,860	130,324
General and administrative	410,923	367,052	398,084
Depreciation and amortization	41,627	14,645	16,887
Asset impairment	6	4,453	14,263
Total operating expenses	650,096	507,010	559,558
Operating income	196,000	174,253	150,446
OTHER INCOME:
Interest income	26,310	28,993	19,980
Interest expense	(6,465)	(613)	(404)
Miscellaneous income (expense)	991	(1,193)	22,099
Total other income	20,836	27,187	41,675
PRETAX INCOME	216,836	201,440	192,121
Provision for income taxes	56,922	53,850	44,469
NET INCOME	$159,914	$147,590	$147,652

NET INCOME PER SHARE - BASIC:	$2.47	$2.25	$2.22

NET INCOME PER SHARE - DILUTED:	$2.42	$2.19	$2.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,805	65,646	66,468
Diluted	66,156	67,242	67,826

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In Thousands)	2025	2024	2023
NET INCOME	$159,914	$147,590	$147,652
OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	45	(28)	45
Unrealized gain on investments	859	860	4,736
Total other comprehensive income	904	832	4,781
COMPREHENSIVE INCOME	$160,818	$148,422	$152,433

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, December 31, 2022	89,396	$894	(22,221)	$(301,624)	$684,183	$(5,447)	$347,839	$725,845
Net income	-	-	-	-	-	-	147,652	147,652
Foreign currency translation	-	-	-	-	-	45	-	45
Unrealized gain on investments	-	-	-	-	-	4,736	-	4,736
Total comprehensive income								152,433
Dividends to shareholders, per share $0.22	-	-	-	-	-	-	(14,885)	(14,885)
Treasury stock purchased	-	-	(540)	(8,301)	-	-	-	(8,301)
Treasury stock acquired upon sale of asset	-	-	(1,800)	(22,086)	-	-	-	(22,086)
Share-based compensation expense:
Restricted stock award plans	-	-	-	-	8,064	-	-	8,064
Employee stock purchase plan	-	-	-	-	14	-	-	14
Common stock issued under:
Stock option plans	310	3	-	-	2,276	-	-	2,279
Restricted stock award plans	545	6	(165)	(2,209)	(5)	-	-	(2,208)
Employee stock purchase plan	19	-	-	-	266	-	-	266
BALANCE, December 31, 2023	90,270	$903	(24,726)	$(334,220)	$694,798	$(666)	$480,606	$841,421
Net income	-	-	-	-	-	-	147,590	147,590
Foreign currency translation	-	-	-	-	-	(28)	-	(28)
Unrealized gain on investments	-	-	-	-	-	860	-	860
Total comprehensive income								148,422
Dividends to shareholders, per share $0.48	-	-	-	-	-	-	(32,524)	(32,524)
Treasury stock purchased	-	-	(385)	(6,769)	-	-	-	(6,769)
Share-based compensation expense:
Restricted stock award plans	-	-	-	-	10,174	-	-	10,174
Employee stock purchase plan	-	-	-	-	14	-	-	14
Common stock issued under:
Stock option plans	158	2	-	-	1,971	-	-	1,973
Restricted stock award plans	582	5	(193)	(3,435)	(6)	-	-	(3,436)
Employee stock purchase plan	14	-	-	-	261	-	-	261
BALANCE, December 31, 2024	91,024	$910	(25,304)	$(344,424)	$707,212	$166	$595,672	$959,536
Net income	-	-	-	-	-	-	159,914	159,914
Foreign currency translation	-	-	-	-	-	45	-	45
Unrealized gain on investments	-	-	-	-	-	859	-	859
Total comprehensive income								160,818
Dividends to shareholders, per share $0.56	-	-	-	-	-	-	(37,221)	(37,221)
Treasury stock purchased	-	-	(4,141)	(120,793)	-	-	-	(120,793)
Earnout payments for business acquisition	-	-	158	4,243	-	-	-	4,243
Share-based compensation expense:
Restricted stock award plans	-	-	-	-	11,715	-	-	11,715
Employee stock purchase plan	-	-	-	-	15	-	-	15
Common stock issued under:
Stock option plans	171	2	-	-	1,368	-	-	1,370
Restricted stock award plans	868	9	(307)	(7,544)	(9)	-	-	(7,544)
Employee stock purchase plan	10	-	-	-	273	-	-	273
BALANCE, December 31, 2025	92,073	$921	(29,594)	$(468,518)	$720,574	$1,070	$718,365	$972,412

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,914	$147,590	$147,652
Adjustments to reconcile net income to net
cash provided by operating activities:
Asset impairment	6	4,453	14,263
Gain on sale of asset	-	-	(22,086)
Depreciation and amortization expense	41,627	14,645	16,887
Bad debt expense	29,492	33,719	33,215
Compensation expense related to share-based awards	11,730	10,188	8,078
Deferred income taxes	3,830	2,656	3,761
Changes in operating assets and liabilities:
Student receivables, gross	(4,898)	(4)	15,929
Allowance for credit losses	(27,601)	(27,981)	(38,573)
Receivables, other	(2,072)	(8,052)	(3,922)
Inventories, prepaid expenses, and other current assets	2,510	4,473	(2,994)
Other non-current assets	(383)	692	478
Accounts payable	1,466	(727)	(4,878)
Accrued expenses and other non-current liabilities	9,937	(5,792)	(19,235)
Deferred revenue	1,104	(10,612)	(34,375)
Right of use asset and lease liability - operating leases	(1,422)	(3,654)	(2,175)
Net cash provided by operating activities	225,240	161,594	112,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(392,760)	(412,894)	(314,279)
Sales of available-for-sale investments	345,803	447,502	238,184
Purchases of property and equipment	(8,576)	(4,625)	(6,411)
Business acquisitions, net of cash acquired	854	(137,766)	-
Sale of equity method investment	1,038	-	-
Earnout payment related to business acquisition	-	-	(6,000)
Net cash used in investing activities	(53,641)	(107,783)	(88,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(120,793)	(6,769)	(8,301)
Issuance of common stock	1,643	2,234	2,545
Payments of employee tax associated with stock compensation	(7,544)	(3,436)	(2,209)
Payments of cash dividends and dividend equivalents	(36,855)	(31,699)	(14,417)
Release of cash held in escrow	(300)	(276)	(1,000)
Earnout payments for business acquisition	(1,757)	-	-
Principal payments for finance leases	(4,977)	(398)	-
Principal payments for failed sale leaseback	(489)	(735)	-
Net cash used in financing activities	(171,072)	(41,079)	(23,382)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	527	12,732	137
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	131,753	119,021	118,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$132,280	$131,753	$119,021
Supplemental Cash Flow Information:
Income taxes paid	$49,347	$46,840	$41,751
Interest paid on finance leases and failed sale-leaseback	$6,196	$81	$-
Supplemental Non-Cash Disclosures:
Non-cash additions to property and equipment	$383	$247	$329
Right of use assets obtained in exchange for lease liabilities	$-	$3,310	$-

The accompanying notes are an integral part of these consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

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

As used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and our wholly-owned subsidiaries.

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

During the third quarter of 2025, management of the non-degree professional development and continuing education programs offered by Hippo Education (“Hippo”) were transitioned from the CTU segment to the AIUS segment. All prior periods have been recast to reflect this change for comparability, and the results of operations related to Hippo are now reported within the AIUS segment for all periods presented.

b. Management’s Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the periods presented. We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Significant estimates, among others, include the allowance for credit losses, the assumptions surrounding future projections of revenues and expenses used in determining the probable outcome of performance conditions related to performance-based compensation, the assumptions used in determining the discount rate to calculate right of use assets and lease liabilities, assumptions used in calculating income tax related matters including our deferred tax balances and any respective valuation allowance, fair values used in establishing the opening balance sheet for business combinations and fair values used in asset impairment evaluations including goodwill, intangible assets and long-lived assets. Actual results could differ from these estimates.

c. Student Receivables and Allowance for Credit Losses

Student receivables represent funds owed to us in exchange for the educational services provided to a student. Student receivables are reflected net of an allowance for credit losses at the end of the reporting period. Student receivables which are due within one year are recorded as current assets on our consolidated balance sheets, while student receivables which are due more than one year from the balance sheet date are reported as non-current assets within our consolidated balance sheets.

A substantial portion of our student receivables is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“Higher Education Act”), which we refer to as “Title IV Programs.” For the years ended December 31, 2025, 2024 and 2023, approximately 76%, 77% and 76%, respectively, of our institutions’ cash receipts from tuition payments came from Title IV Program funding.

Generally, a student receivable balance is written off once a student is out of school for greater than 90 days and has not made a payment. Although we analyze past due receivables, it is not practical to provide an aging of our non-current student receivable balances as a result of the methodology used in determining our earned student receivable balances. Student receivables are recognized on our consolidated balance sheets as they are deemed earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

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

e. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of cash and highly liquid investments with original maturities of three months or less. The carrying amounts of cash, cash equivalents and restricted cash approximate their fair values. Cash held in the Company’s banks accounts is not fully insured by the Federal Deposit Insurance Corporation. The Company has not experienced any material losses in such accounts. The restricted cash balance as of December 31, 2025 was $21.3 million and primarily relates to a letter of credit USAHS is required to maintain with the Department of Education.

Students at our institutions may receive grants, loans and work-study opportunities to fund their education under Title IV Programs. In certain instances, students may request that we retain a portion of their Title IV funds provided to them in excess of tuition billings and authorize us to apply these funds to historical balances or future charges and/or distribute them directly to the student in certain cases. As of December 31, 2025 and 2024, we held $9.3 million and $9.4 million, respectively, of these funds on behalf of students within cash and cash equivalents on our consolidated balance sheet, with the offset recorded as prepaid revenue within deferred revenue on our consolidated balance sheets.

f. Investments

Our investments, which primarily consist of non-governmental debt securities and treasury and federal agencies securities are classified as “available-for-sale” and recorded at fair value. The Company measures the fair value of financial instruments under the guidance of ASC Topic 820, Fair Value Measurement. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in other income in our consolidated statements of income. In addition, the Company measures its available for sale securities at the net amount expected to be collected in accordance with ASC Topic 326, Financial Instruments - Credit Losses. The allowance for credit losses for available for sale securities is zero as of December 31, 2025 and 2024.

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

The Company reviews its long-lived assets, including property and equipment and right of use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If any such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

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

Intangible assets include indefinite-lived assets. Indefinite-lived assets include our CTU trade name and accreditation rights, and our USAHS trade name, which were recorded at fair market value upon acquisition and subsequently reviewed on an annual basis for impairment. Accreditation rights represent the ability of our institutions to participate in Title IV Programs.

Definite-lived intangible assets consist of customer relationships, course curriculum, developed technology, accreditation rights and trade names, primarily from recent acquisitions. Customer relationships represent the value of acquired student and third party contracts and are amortized on a straight-line basis over the estimated future benefit period for those contracts. Course curriculum represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired course curriculum balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Developed technology represents online auditory and video course program materials related to our non-degree professional development programs and are amortized on a straight-line basis over the expected period of future benefit. Accreditation rights represent federal, state and programmatic accreditation which allows our schools to operate and meet certain regulatory requirements. Accreditation rights are amortized on a straight-line basis over their useful life, which are estimated based upon the average remaining term before a campus would need to reapply for accreditation.

The Company reviews its indefinite-lived intangible assets on an annual basis and both indefinite-lived and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.

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

k. Leases

FASB ASC Topic 842 – Leases states that all leases create an asset and a liability for the lessee in accordance with FASB Concept Statements No. 6 Elements of Financial Statements, and thus requires the recognition of a lease liability and a right of use ("ROU") asset at the lease inception date. We lease most of our administrative and educational facilities under non-cancelable operating or finance leases. In most cases, we are required to make additional payments under facility leases for taxes, insurance and other operating expenses incurred during the lease period, which are typically variable in nature. We determine if a contract contains a lease when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Upon such identification and commencement of a lease, we establish an ROU asset and a lease liability within our consolidated balance sheets.

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

m. Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs, which are included in general and administrative expense on our consolidated statements of income, were $112.9 million, $101.0 million and $102.6 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The purchase price of $137.0 million for USAHS was allocated to the fair values of acquired tangible and identifiable intangible assets of $268.5 million and assumed liabilities of $131.5 million as of December 2, 2024. The purchase price consisted of an initial cash payment made in December 2024, and a working capital true up of $0.8 million, which was received from the former owners in April 2025. Based on our purchase price allocation, we have recorded goodwill of $24.5 million. Goodwill reflects the inherent value of the acquired workforce as well as revenue growth opportunities following the acquisition. None of this goodwill balance will be deductible for income tax reporting purposes.

The following table summarizes the fair values of assets acquired and liabilities assumed as of acquisition date (dollars in thousands):

USAHS
December 2, 2024
Assets:
Student and other receivables	$1,771
Prepaid assets	4,727
Property and equipment	78,800
ROU assets	53,271
Intangible assets
Trade name (indefinite-lived)	9,800
Customer relationships (2 year life)	14,000
Course curriculum (4 year life)	15,500
Accreditation rights (12 year life)	25,000
Deferred tax asset, net (1)	40,120
Other assets	977
Goodwill (1)	24,535
Total assets acquired	$268,501
Liabilities:
Accounts payable and other accrued liabilities	$9,269
Deferred revenue	10,137
Lease liabilities	55,625
Construction financing	56,500
Total liabilities assumed	$131,531

Net assets acquired	$136,970

_______________________________

(1) Goodwill and deferred tax asset, net include an adjustment in the current year of approximately $7.5 million upon finalization of the USAHS deferred tax rate applied to the indefinite-lived intangible assets and various adjustments identified while completing USAHS’s final pre-acquisition tax returns.

Pro forma financial information (unaudited)

The following unaudited pro forma summary financial information for the years ended December 31, 2024 and 2023 gives effect to the USAHS acquisition as if it had been completed on January 1, 2023. The unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of Perdoceo would have been had the USAHS acquisition been completed on the date noted above, nor are they necessarily indicative of future consolidated results of operations.

The table below is based on available information and certain assumptions the Company believes are reasonable, including adjustments to depreciation, amortization, interest income and interest expense based on the fair value purchase accounting adjustments primarily related to leases and property and equipment. Additionally, for the year ended December 31, 2023, a non-recurring adjustment was made to eliminate $241.6 million of asset impairment expense related to USAHS.

	Twelve Months Ended December 31,
in thousands, except per share amounts	2024	2023
Total revenue	$825,902	$880,455
Operating income	175,480	174,775
Net income	147,012	161,971
Net income per share - Basic	2.24	2.44
Net income per share - Diluted	2.19	2.39

See Note 17 “Segment reporting” for further discussion of USAHS and its financial results.

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

Recent accounting guidance not yet adopted

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU are intended to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments require that an entity capitalize software costs when both management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. For all public business entities, ASU 2025-06 is effective for annual periods and interim periods beginning after December 15, 2027; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and other disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide all public business entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. For all public business entities, ASU 2025-05 is effective for annual periods and interim periods beginning after December 15, 2025; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and other disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public business entities to disclose specific costs and expenses in the notes to financial statements for both interim and annual reporting periods. Key requirements include: 1) disclosing amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization in relevant expense categories on the income statement; 2) combining certain disclosures already required under GAAP with new disaggregation requirements; 3) providing a qualitative description of remaining amounts in relevant expense captions that aren't disaggregated quantitatively; and 4) disclosing total selling expenses, with a definition of selling expenses in annual reports. For all public business entities, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027; early adoption is permitted. We are currently evaluating this guidance and believe the adoption will not significantly impact the presentation of our financial condition, results of operations and other disclosures.

5. FINANCIAL INSTRUMENTS

Investments consist of the following as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$329,108	$1,105	$(112)	$330,101
Treasury and federal agencies	180,631	529	(50)	181,110
Total short-term investments (available-for-sale)	$509,739	$1,634	$(162)	$511,211

	December 31, 2024
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$246,070	$466	$(278)	$246,258
Treasury and federal agencies	213,394	258	(115)	213,537
Total short-term investments (available-for-sale)	$459,464	$724	$(393)	$459,795

In the table above, unrealized holding gains (losses) relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year, which are recorded within accumulated other comprehensive income on our consolidated balance sheets.

Our non-governmental debt securities primarily consist of corporate bonds, certificates of deposit and commercial paper. Our treasury and federal agencies debt securities primarily consist of U.S. Treasury bills and federal home loan debt securities.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2025 and 2024 are as follows (dollars in thousands):

	Less than one year	One to five years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2025	$35,240	$475,971	$511,211
Original stated term to maturity of available-for-sale- investments as of December 31, 2024	$57,206	$402,589	$459,795

There were no realized gains or losses from the sale of investments for the years ended December 31, 2025, 2024 and 2023.

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

As of December 31, 2025 and 2024, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available-for-sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 - Fair Value Measurements at December 31, 2025 and December 31, 2024 were as follows (dollars in thousands):

	As of December 31, 2025
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$20,202	$-	$20,202
Short-term investments - non-governmental debt securities	-	330,101	330,101
Short-term investments - treasury and federal agencies	-	181,110	181,110
Totals	$20,202	$511,211	$531,413

	As of December 31, 2024
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$30,189	$-	$30,189
Cash and cash equivalents - federal agency debt securities	-	13,078	13,078
Short-term investments - non-governmental debt securities	-	246,258	246,258
Short-term investments - treasury and federal agencies	-	213,537	213,537
Totals	$30,189	$472,873	$503,062

Equity Method Investment

Our investment in an equity affiliate, an international private company, was sold during the fourth quarter of 2025 and a gain on sale of investment of $1.0 million was recorded within other miscellaneous income (expense) on our consolidated statement of income for the year ended December 31, 2025.

We made periodic operating maintenance payments to our former equity affiliate. The total related party fees recorded for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

For the year ended December 31, 2025 (1)	$1,663
For the year ended December 31, 2024	$1,727
For the year ended December 31, 2023	$1,672

________________

(1) Maintenance payments incurred up to the date of sale.

6. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31, 2025
	CTU (3)	AIUS (3)	USAHS (4)	Corporate and Other	Total
Tuition and fees, net (1)	$458,645	$225,188	$157,569	$-	$841,402
Other revenue(2)	2,957	1,032	7	698	4,694
Total revenue	$461,602	$226,220	$157,576	$698	$846,096

	For the Year Ended December 31, 2024
	CTU (3)	AIUS (3)	USAHS (4)	Corporate and Other	Total
Tuition and fees, net (1)	$440,183	$225,852	$10,036	$-	$676,071
Other revenue(2)	3,191	1,220	5	776	5,192
Total revenue	$443,374	$227,072	$10,041	$776	$681,263

	For the Year Ended December 31, 2023
	CTU (3)	AIUS (3)	USAHS (4)	Corporate and Other	Total
Tuition and fees, net (1)	$452,063	$250,857	$-	$-	$702,920
Other revenue(2)	4,106	2,200	-	778	7,084
Total revenue	$456,169	$253,057	$-	$778	$710,004

__________________

(1)
Tuition and fees, net, includes revenue earned for all degree-granting programs as well as revenue earned for non-degree and professional development programs.
(2)
Other revenue primarily includes contract training revenue and miscellaneous non-student related revenue.
(3)
The prior period operating results for CTU and AIUS were recast to reflect the transition of Hippo Education from CTU to AIUS.
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

The amount of deferred revenue balances which are being offset with contract assets balances as of December 31, 2025 and 2024 were as follows (dollars in thousands):

	As of December 31,
	2025	2024
Gross deferred revenue	$80,290	$61,291
Gross contract assets	(42,446)	(24,551)
Deferred revenue, net	$37,844	$36,740

Deferred Revenue

Changes in our deferred revenue balances for the years ended December 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Year Ended December 31, 2025
	CTU (2)	AIUS (2)	USAHS (3)	Total
Gross deferred revenue, January 1, 2025	$33,168	$26,555	$1,568	$61,291
Revenue earned from prior balances	(29,814)	(25,599)	(455)	(55,868)
Billings during period (1)	463,059	240,197	157,510	860,766
Revenue earned for new billings during the period	(428,831)	(199,589)	(157,114)	(785,534)
Other adjustments	(162)	(91)	(112)	(365)
Gross deferred revenue, December 31, 2025	$37,420	$41,473	$1,397	$80,290

	For the Year Ended December 31, 2024
	CTU (2)	AIUS (2)	USAHS (3)	Total
Gross deferred revenue, January 1, 2024	$36,409	$27,561	$-	$63,970
Business acquisition, beginning balance	-	-	10,137	10,137
Revenue earned from prior balances	(33,472)	(26,976)	(10,036)	(70,484)
Billings during period (1)	437,961	224,813	-	662,774
Revenue earned for new billings during the period	(406,711)	(198,876)	-	(605,587)
Other adjustments	(1,019)	33	1,467	481
Gross deferred revenue, December 31, 2024	$33,168	$26,555	$1,568	$61,291

_______________

(1)
Billings during period includes adjustments for prior billings.
(2)
The prior period amounts for CTU and AIUS were recast to reflect the transition of Hippo Education from CTU to AIUS.
(3)
USAHS includes deferred revenue starting from the acquisition date on December 2, 2024.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.3 million and $2.1 million as of December 31, 2025 and 2024, respectively. Students are typically entitled to a partial refund until approximately a little more than halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

For the years ended December 31, 2025, 2024 and 2023, we received a majority of our universities’ cash receipts for tuition payments from various government agencies as well as our corporate engagements. These cash receipts represent a substantial portion of our consolidated revenues and all have low risk of collectability.

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

We have student receivables that are due greater than 12 months from the date of our consolidated balance sheets. As of December 31, 2025 and 2024, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $4.8 million and $6.2 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
Balance, beginning of period	$43,520	$37,782	$43,141
Provision for credit losses	29,492	33,719	33,215
Amounts written-off	(29,263)	(29,606)	(40,590)
Recoveries	1,662	1,625	2,016
Balance, end of period	$45,411	$43,520	$37,782

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment as of December 31, 2025 and 2024 are as follows (dollars in thousands):

	December 31,
	2025 (1)	2024 (1)	Life
Computer hardware and software	$58,475	$53,963	3-5 years
Leasehold improvements	39,371	37,237	Shorter of Life of Lease or Useful Life
Furniture, fixtures and equipment	18,490	15,886	5-10 years
Building and improvements (2)	52,445	9,163	15-35 years
Other	23	22	5-10 years
Construction in progress (2)	1,418	46,729
	170,222	163,000
Less-accumulated depreciation	(86,908)	(67,492)
Total property and equipment, net	$83,314	$95,508

___________________

(1)
Property and equipment which were fully depreciated and no longer in use by the Company were retired during the years ended December 31, 2025 and 2024; therefore, both the cost of the asset and the related accumulated depreciation balances were reduced to zero for these assets.
(2)
Buildings and improvements include a failed sale–leaseback transaction for USAHS.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $19.4 million, $8.7 million and $9.3 million, respectively.

For the year ended December 31, 2025, the Company did not record any asset impairment charges. For the year ended December 31, 2024, the Company recognized asset impairment charges of $0.8 million related to software assets that were no longer expected to be utilized. For the year ended December 31, 2023, the Company recorded asset impairment charges totaling $2.1 million, primarily related to software assets that were no longer expected to be utilized and leasehold improvements at leased facilities that the Company determined it would no longer use.

9. LEASES

We lease most of our administrative and educational facilities under non-cancelable operating or finance leases expiring at various dates through 2050. In most cases, we are required to make additional payments under facility leases for taxes, insurance and other operating expenses incurred during the lease period, which are typically variable in nature.

We determine if a contract contains a lease when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish an ROU asset and a lease liability.

Quantitative lease information

Quantitative information related to leases for the years ended December 31, 2025, 2024 and 2023 is presented in the following table (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Lease expenses (1)
Operating fixed lease expenses	$10,330	$5,213	$6,410
Finance lease amortization expense	5,116	426	-
Finance lease interest expense	813	81	-
Variable lease expenses	4,483	986	1,401
Sublease income (2)	(401)	(32)	(500)
Total lease expenses	$20,341	$6,674	$7,311

Other information (3)
Gross operating cash flows for operating leases	$(15,151)	$(8,961)	$(9,845)
Gross operating cash flows for finance leases	(6,737)	(81)	-
Gross financing cash flows for finance leases	(4,977)	(398)	-
Operating cash flows from subleases (2)	401	32	488

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Weighted average remaining lease term (in months) – operating leases	85	92	55
Weighted average remaining lease term (in months) – finance leases	25	37	-

Weighted average discount rate – operating leases	6.3%	6.1%	4.9%
Weighted average discount rate– finance leases	5.9%	5.9%	-

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

Gross Lease Obligations

As of December 31, 2025, future minimum lease payments under leases which are included in lease liabilities on our consolidated balance sheet are as follows (dollars in thousands):

	Operating Leases Total	Finance Leases Total	Total Lease Liabilities

2026 (1)	$9,023	$5,964	$14,987
2027	10,389	5,325	15,714
2028	7,844	957	8,801
2029	7,113	-	7,113
2030	7,277	-	7,277
2031	7,444		7,444
2032 and thereafter	13,784	-	13,784
Total	$62,874	$12,246	$75,120
Less: imputed interest	13,090	691	13,781
Present value of future minimum lease payments	49,784	11,555	61,339
Less: current lease liabilities	6,032	5,458	11,490
Non-current lease liabilities	$43,752	$6,097	$49,849

_____________

(1)
Amounts provided are for unpaid lease obligations remaining as of December 31, 2025.

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

We have 15 leased locations related to our ongoing operations which consist of administrative offices and university locations, of which two are either month to month leases or had an initial lease term of less than one year and therefore are not included in the lease liability and ROU asset recorded within our consolidated balance sheet, and one of which is related to a sale-leaseback transaction. For those leases that we are reasonably certain that we will extend or terminate at lease conception or modification, we have taken those factors into account when determining the lease liability recorded within our consolidated balance sheet.

Failed Sale-Leaseback

Upon construction commencement of the new St. Augustine campus in April 2023, USAHS determined that it was the deemed owner for accounting purposes during the construction period under a build to suit (“BTS”) arrangement due to the extent of the Company’s involvement in the project. Accordingly, the Company had recognized all cash and non-cash assets contributed by the landlord to the project as of December 31, 2024 as a component of construction in progress with a corresponding construction financing liability. As of December 31, 2024, the Company had recognized $56.5 million in construction contributions made by the landlord as construction financing on the consolidated balance sheet. Lease commencement began in January 2025 upon substantial completion of the BTS arrangement with a stated lease term of 25 years from commencement date.

Upon lease commencement and shortly after the acquisition of USAHS, the Company determined that it did not meet the criteria under ASC 606-10-25-30 to derecognize the asset as the Company retained control of the asset and the risks and rewards of ownership did not transfer to the landlord. As such the transaction is considered a failed sale leaseback and the Company will retain the asset on its consolidated balance sheet and depreciate the asset over its useful life. A financing obligation liability was recognized in the amount of the net proceeds received in the amount of $56.5 million. The Company will not recognize rent expense related to the leased asset. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding liability.

Amortization expense and interest expense for this failed sale-leaseback was $1.2 million and $5.4 million, respectively, for the year ended December 31, 2025.

Future minimum lease payments for failed sale-leaseback financing transactions as of December 31, 2025 are as follows:

Sale Leaseback Payments

2026	$5,043
2027	5,143
2028	5,246
2029	5,351
2030	5,458
2031	5,567
2032 and thereafter	122,259
Total	$154,067

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill was $265.7 million and $258.0 million as of December 31, 2025 and 2024, respectively.

A reconciliation of the changes in the carrying value of goodwill during the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

	CTU	AIUS	USAHS (1)	Total
Balance as of December 31, 2023	$130,755	$110,407	$-	$241,162
Business acquisition	-	-	16,850	16,850
Balance as of December 31, 2024	130,755	110,407	16,850	258,012
Business acquisition (1)	-	-	7,685	7,685
Balance as of December 31, 2025	$130,755	$110,407	$24,535	$265,697

___________________

(1) The positive adjustment for the year ended December 31, 2025 relates to purchase accounting adjustments for the USAHS acquisition finalized during the period.

In assessing the fair value for our reporting units, we performed a qualitative assessment as of October 1, 2025 to determine if we believe it is more likely than not that our reporting units’ carrying values exceed their respective fair values. When performing the qualitative assessment, management first considered events and circumstances that may affect the fair value of the reporting unit to determine whether it is necessary to perform the quantitative impairment test. Management focused on the significant inputs, including its projections of revenue growth, operating expense leverage and the discount rate used in the prior quantitative assessment, and any events or circumstances that could affect the significant inputs. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business or other factors, and industry and market considerations, such as a deteriorating operating environment or increased competition. Management evaluated all events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value. In addition, management evaluated the results of its most recent quantitative impairment assessment to determine by how much the previous fair value exceeded the carrying value for each indefinite-lived intangible asset.

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

As of December 31, 2025 and 2024, the net book value of intangible assets other than goodwill are as follows (dollars in thousands):

	December 31, 2025				December 31, 2024
	Cost	Accumulated Amortization	Accumulated Impairments	Net Book Value	Cost	Accumulated Amortization	Accumulated Impairments	Net Book Value
Amortizable intangible assets:
Course curriculum	$18,290	$(6,571)	$-	$11,719	$18,290	$(2,418)	$-	$15,872
Customer relationships	52,090	(29,051)	(111)	22,928	52,090	(19,068)	(111)	32,911
Developed technology	8,820	(3,307)	(5,513)	-	8,820	(2,980)	(5,513)	327
Trade names	11,660	(3,600)	(5,205)	2,855	11,660	(3,085)	(5,205)	3,370
Accreditation rights	25,000	(2,257)	-	22,743	25,000	(174)	-	24,826
Net book value, amortizable intangible assets:	$115,860	$(44,786)	$(10,829)	$60,245	$115,860	$(27,725)	$(10,829)	$77,306

Non-amortizable intangible assets:
Accreditation rights				$1,000				$1,000
Trade names				16,700				16,700
Non-amortizable intangible assets				17,700				17,700
Intangible assets, net				$77,945				$95,006

Amortizable intangible assets are amortized on a straight-line basis over their remaining estimated useful lives, which range from less than one year to twelve years. Amortization expense for intangible assets was $17.1 million, $5.5 million and $7.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future amortization associated with amortizable intangible assets as of December 31, 2025 are as follows (dollars in thousands):

For the Twelve Months Ended
December 31, 2026	$16,118
December 31, 2027	9,562
December 31, 2028	8,429
December 31, 2029	3,534
December 31, 2030	3,534
December 31, 2031 and thereafter	19,068
Total	$60,245

As of December 31, 2025, net intangible assets include certain accreditation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

We performed our annual impairment testing of other indefinite-lived intangible asset balances as of October 1, 2025 utilizing the qualitative assessment approach and concluded that no indicators existed that would suggest that it is more likely than not that the assets would be impaired. We monitor the operating results and revenue projections related to our indefinite-lived trade names and accreditation rights on a quarterly basis for signs of possible declines in estimated fair value. When performing the qualitative assessment, management considered events and circumstances that may affect the fair value of the intangible assets to determine whether it is necessary to perform the quantitative impairment test. These events and circumstances included, but were not limited to, financial performance, future expectations of financial performance, legal, regulatory, contractual, competitive, economic, political, business, and industry and market considerations. Management evaluated these events and circumstances, including positive or mitigating factors, that could affect the significant inputs used to determine fair value.

11. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.8 million and $1.2 million at December 31, 2025 and December 31, 2024, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

United States of America, ex rel. Fiorisce LLC v. Perdoceo Education Corporation and Colorado Technical University, Inc. On July 19, 2023, we became aware of a complaint originally filed in the U.S. District Court for the District of Colorado on February 25, 2021 and thereafter amended on May 19, 2023 and on May 19, 2025. The original complaint was filed under seal by a former employee of Colorado Technical University through a limited liability company, on behalf of the LLC and the federal government. On July 18, 2023, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice ("DOJ") had declined to intervene in the action on February 3, 2023. The Company had previously received a Civil Investigative Demand ("CID") related to this complaint on April 8, 2022 from the DOJ and had been cooperating with the DOJ in its review. After the federal government declined to intervene in this case, the Relator elected to pursue the litigation on behalf of the federal government. If the Relator is successful, it would receive a portion of the federal government’s recovery. The second amended complaint alleges violations of the False Claims Act related to the Company’s compliance with federal financial aid credit hour requirements in connection with its use of its learning management system. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made but for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees.

United States of America, ex rel. Aidan K. Peters v. Perdoceo Education Corporation, Colorado Technical University, Inc. and CEC Employee Group, LLC. After cooperating with the DOJ in our response to a CID originally received on September 7, 2024, we learned on November 11, 2025, that the DOJ had declined to intervene in a False Claims Act ("FCA") lawsuit originally filed under seal on November 13, 2023 in the U.S. District Court for the District of Colorado by a former employee of Colorado Technical University on behalf of himself and the federal government. The Relator subsequently elected to pursue the litigation on behalf of the federal government and filed an amended complaint on January 8, 2026. If he is successful, he would receive a portion of the federal government’s recovery. The amended complaint makes a number of allegations that it claims are violations of the FCA arising from the Company’s compliance with the incentive compensation and misrepresentation requirements for Title IV Programs. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made but for defendants’ alleged violation of the law. The amended complaint also asserts a personal claim by the Relator-Plaintiff under the FCA’s anti-retaliation provision. Under the FCA, if a defendant is found to have violated the Act, it can be liable to the United States for treble damages and statutory penalties, and it is liable to the Relator for his reasonable attorneys’ fees and expenses. The anti-retaliation provision of the FCA also allow for potential recovery of double-back pay and attorneys’ fees, and other relief.

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

12. INCOME TAXES

Pretax income exclusively from domestic-based operations for the years ended December 31, 2025, 2024 and 2023 was $216.8 million, $201.4 million and $192.1 million, respectively.

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Current provision
Federal	$42,512	$40,947	$32,792
State and local	10,813	10,308	7,903
Foreign	4	18	13
Total current provision	53,329	51,273	40,708
Deferred provision
Federal	1,683	3,375	2,640
State and local	1,910	(798)	1,121
Total deferred provision	3,593	2,577	3,761
Total provision for income taxes	$56,922	$53,850	$44,469

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	For the Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

US federal statutory income tax rate	$45,536	21.0%	$42,302	21.0%	$40,345	21.0%
Domestic federal
Tax Credits	(368)	-0.2%	(695)	-0.3%	(573)	-0.3%
Nontaxable and nondeductible items	2,396	1.1%	3,394	1.7%	1,180	0.6%
Nondeductible compensation	2,162	1.0%	2,584	1.3%	2,180	1.1%
Other	234	0.1%	810	0.4%	(1,000)	-0.5%
Changes in valuation allowances	31	0.0%	-	0.0%	-	0.0%
Other	(1,433)	-0.6%	(233)	-0.2%	(315)	-0.2%
Domestic state and local income taxes, net of federal effect (1)	7,993	3.7%	6,074	3.0%	4,930	2.6%
Foreign tax effects	4	0.0%	18	0.0%	13	0.0%
Changes in unrecognized tax benefits	2,763	1.3%	2,990	1.5%	(1,111)	-0.6%
Total	$56,922	26.3%	$53,850	26.7%	$44,469	23.1%

_______________________

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida and Illinois for 2025, Illinois for 2024 and Illinois for 2023.

The effective income tax rate for 2024 was 26.7% compared to 23.1% for 2023. The increase in the effective income tax rate was primarily due a $4.5 million favorable adjustment in 2023 related to the recognition of the tax benefits associated with a previously disclosed prior year ordinary loss attributable to the stock of a worthless subsidiary, which decreased the overall effective tax rate by 2.4%.

The amounts of cash taxes paid by the Company are as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023

Federal	$41,841	$41,400	$37,970
State	7,506	5,440	3,781
Income Taxes, net of amounts refunded	$49,347	$46,840	$41,751

In 2025, 2024 and 2023, there were no individual state jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2025, 2024 and 2023 is as follows (dollars in thousands):

	2025	2024	2023
Gross unrecognized tax benefits, beginning of the year	$30,280	$25,686	$24,658
Additions for tax positions of prior years	-	-	16
Additions for tax positions related to the current year	5,007	7,641	7,325
Reductions for tax positions of prior years	(496)	(1,127)	(5,083)
Reductions due to lapse of applicable statute of limitations	(2,214)	(1,920)	(1,230)
Subtotal	32,577	30,280	25,686
Interest and penalties	5,625	4,424	3,257
Total gross unrecognized tax benefits, end of the year	$38,202	$34,704	$28,943

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $30.2 million and $27.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $2.1 million and $30.4 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $5.6 million and $4.4 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, we recognized expenses of less than $1.0 million, less than $1.0 million and less than $0.7 million, respectively, related to interest and penalties from unrecognized tax benefits in our consolidated results of operations.

Perdoceo and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions and are routinely examined by tax authorities in these jurisdictions. As of December 31, 2025, the Company's federal income tax returns are open to examinations for the tax years ended December 31, 2022 and forward.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss and tax credit carryforwards. Components of deferred income tax assets and liabilities as of December 31, 2025 and 2024 are as follows (dollars in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Accrued occupancy	$14,658	$18,419
Compensation and employee benefits	8,960	6,754
Tax net operating loss carry forwards	17,239	17,161
Valuation allowance	(10,617)	(10,861)
Allowance for doubtful accounts	8,193	7,775
Accrued settlements and legal	186	179
Accrued severance	322	614
Equity method for investments	-	1,180
Equity method for investments valuation allowance	-	(1,180)
Capital loss	907	-
Capital loss valuation allowance	(907)	-
Capitalized research and development	949	4,908
Deferred rent	13,507	-
Interest expense disallowance carry forward	3,988	4,299
Depreciation	-	4,081
Amortization	22,836	33,148
Other	1,711	1,676
Total deferred income tax assets	81,932	88,153
Deferred income tax liabilities:
Depreciation	8,395	-
Right of use asset, net	12,691	16,041
Available for sale short-term investments	348	80
Other	3,060	3,258
Total deferred income tax liabilities	24,494	19,379
Net deferred income tax assets	$57,438	$68,774

As of December 31, 2025, the Company has a gross deferred tax asset before valuation allowance of $357.8 million and a gross deferred tax liability of $103.4 million. As of December 31, 2024, the Company had a gross deferred tax asset before valuation allowance of $373.0 million and a gross deferred tax liability of $79.1 million.

Included among the Company’s gross deferred tax assets as of December 31, 2025, was a federal net operating loss ("NOL") carryforward of $17.9 million, tax basis amortizable intangible assets of $189.8 million, an interest expense disallowance carryforward of $18.1 million and state NOL carryforwards of $8.3 million. These acquired tax attributes are all subject to an annual utilization limitation. Excluding the acquired state NOLs mentioned above, we have state NOL carryforwards of approximately $212.4 million, which expire between tax years 2025 and 2037. Of this amount, approximately $52.0 million relates to separate state NOL carryforwards and $127.2 million relates to combined state NOL carryforwards, which we anticipate will not be utilized. Valuation allowances have been established against the full amounts of the deferred tax balances for these separate and combined state NOL carryforwards.

As of December 31, 2024, a valuation allowance of $12.0 million was maintained with respect to our equity investment in CCKF and state NOLs. During the year, the Company incurred a $3.8 million capital loss upon the sale of its equity investment in CCKF. In assessing whether the deferred tax asset on the capital loss was realizable, the Company considered the fact that capital losses can only be utilized to offset capital gains and there is neither an opportunity to carry back the capital loss nor are there any material capital gains anticipated within the allowed 5-year carryforward period. Therefore, we determined a full valuation allowance was needed with respect to the capital loss. As of December 31, 2025, our total valuation allowance was $11.5 million, primarily associated with our state NOLs attributable to jurisdictions where we no longer maintain active schools. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of these deferred tax assets.

13. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan (“the “2016 Plan”) became effective (as the Career Education Corporation 2016 Incentive Compensation Plan) on May 24, 2016, and the amendment and restatement of the 2016 Plan became effective on June 3, 2021, upon its approval by the Company’s stockholders. Under the 2016 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share issued for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award payable in shares will be counted as 1.35 shares for each share issued for purposes of the aggregate share limit. As of December 31, 2025, there were approximately 3.3 million shares of common stock available for future share-based awards under the 2016 Plan, which is net of (i) 0.2 million shares issuable upon exercise of outstanding options and (ii) 2.4 million shares underlying restricted stock units, which will be settled in shares of our common stock if the vesting conditions are met and thus reduce the common stock available for future share-based awards under the 2016 Plan by the amount vested. These shares take into account the anticipated vesting levels based on projected attainment of performance conditions for performance-based restricted stock units and have been multiplied by the applicable factor under the 2016 Plan to determine the remaining shares available as of December 31, 2025. Additionally, as of December 31, 2025 under the Company’s previous 2008 Incentive Compensation Plan, there were less than 0.1 million shares of common stock reserved for issuance upon settlement of underlying outstanding deferred stock units. The vesting of all types of awards is subject to possible acceleration in certain circumstances. If a plan participant terminates employment for any reason other than by death or disability during the vesting period, the right to unvested equity awards is generally forfeited.

As of December 31, 2025, we estimate that compensation expense of approximately $18.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

Stock option activity during the years ended December 31, 2025, 2024 and 2023 under our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	851,082	$9.45
Granted	-	-
Exercised	(309,819)	7.35		$2,860
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2023	541,263	$10.65
Granted	-	-
Exercised	(158,047)	12.48		$1,183
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2024	383,216	$9.90
Granted	-	-
Exercised	(171,139)	8.00		$3,296
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2025	212,077	$11.43	1.62	$3,795
Exercisable as of December 31, 2025	212,077	$11.43	1.62	$3,795

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2025:

Options Outstanding			Options Exercisable
Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
63,387	$5.96	0.39	63,387	$5.96
9,308	$7.22	0.85	9,308	$7.22
56,355	$9.69	1.39	56,355	$9.69
12,972	$13.80	2.18	12,972	$13.80
40,085	$15.39	2.41	40,085	$15.39
29,970	$21.29	3.61	29,970	$21.29
212,077	$11.43	1.62	212,077	$11.43

Restricted Stock Units to be Settled in Stock. Restricted stock units to be settled in shares of stock which are not “performance-based” generally vest 25% per year over a four-year service period. Restricted stock units which are “performance-based” are subject to performance or market conditions that may increase or reduce the number of restricted stock units that vest at the end of the requisite service period or result in all units being forfeited, even if the requisite service period is met, with attainment of performance or market conditions assessed quarterly. The performance-based restricted stock units generally vest three years after the grant date.

The following table summarizes information with respect to all outstanding restricted stock units to be settled in shares of stock under our plans during the years ended December 31, 2025, 2024 and 2023:

	Restricted Stock to be Settled in Shares of Stock
	Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2022	1,614,210	$12.18
Granted (1)	741,223	13.58
Vested	(530,819)	14.15
Forfeited	(293,408)	12.11
Outstanding as of December 31, 2023 (1)	1,531,206	$12.19
Granted (1)	495,529	17.94
Vested	(582,112)	12.20
Forfeited	(53,454)	14.94
Outstanding as of December 31, 2024 (1)	1,391,169	$14.13
Granted (1)	689,138	19.22
Vested	(868,499)	11.90
Forfeited	(16,224)	18.16
Outstanding as of December 31, 2025 (1)	1,195,584	$18.63

_________________

(1) 150,292, 192,024 and 226,954 of performance-based restricted stock units granted during 2025, 2024 and 2023, respectively, and which are still outstanding as of December 31, 2025, are subject to a 200% maximum payout based on certain performance metrics.

Deferred Stock Units to be Settled in Stock. Perdoceo granted deferred stock units to our non-employee directors prior to 2017, which will be settled in shares of stock upon each director(s) ceasing to provide services to the Company in the capacity of a director, employee or consultant. As of December 31, 2025, there are 58 thousand deferred stock units outstanding.

Stock-Based Compensation Expense. Total stock-based compensation expense was $11.7 million, $10.2 million and $8.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

14. STOCK REPURCHASE PROGRAM

On July 31, 2025, the Board of Directors of the Company approved a stock repurchase program for up to $75.0 million, which commenced July 31, 2025 and expires January 31, 2027. The stock repurchase program replaced the previous stock repurchase program approved on February 20, 2024. The other terms of the stock repurchase program are consistent with the Company’s previous stock repurchase program.

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

During the year ended December 31, 2025, we repurchased 4.1 million shares of our common stock for approximately $120.8 million at an average price of $29.17 per share, of which approximately 1.6 million shares of our common stock were purchased under the previous stock repurchase program for approximately $46.1 million. During the year ended December 31, 2024, we repurchased 0.4 million shares of our common stock for approximately $6.8 million at an average price of $17.60 per share. As of December 31, 2025, approximately $0.2 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

15. WEIGHTED AVERAGE COMMON SHARES

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

The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Basic common shares outstanding	64,805	65,646	66,468
Common stock equivalents	1,351	1,596	1,358
Diluted common shares outstanding	66,156	67,242	67,826

Certain unexercised stock option awards are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. There were no anti-dilutive options for each of the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, fewer than 0.1 million anti-dilutive shares were excluded from the calculation of diluted earnings per share.

In addition to the common stock issued upon the exercise of employee stock options and the vesting of restricted stock units to be settled in stock, we issued less than 0.1 million shares for each of the years ended December 31, 2025, 2024 and 2023, pursuant to our employee stock purchase plan.

16. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plans

We maintain a defined contribution 401(k) retirement savings plan which is available to all employees who have worked greater than 1,000 hours within a fiscal year. Under the plan, an eligible employee may elect to defer receipt of a portion of their annual pay, including salary and bonus. During 2025, 2024 and 2023, we contributed this amount to the plan on the employee’s behalf and also made a matching contribution equal to 50% of the first 2% and 25% of the next 4% of the percentage of annual pay that the employee elected to defer. Participants are 100% vested in the company’s matching contribution after two years of service.

Additionally, USAHS, which was acquired on December 2, 2024, offers a defined contribution 401(K) retirement savings plan to its employees. Under this plan, eligible employee may choose to defer a portion of their annual compensation, including salary and bonus. We make contributions on behalf of employees, including a matching contribution equal to 50% of the first 6% of eligible compensation an employee contributes to the benefit plan. For the year ended December 31, 2025, the company match was discretionary and based on USAHS's financial performance.

During the years ended December 31, 2025, 2024 and 2023, we recorded expense under these plans of approximately $4.3 million, $3.1 million, and $3.6 million, respectively.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 95% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to issue up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2025, 3.5 million shares of common stock have been issued under the plan.

The compensation expense for employee share purchases recorded during the years ended December 31, 2025, 2024 and 2023 in connection with the compensatory elements of our employee stock purchase plan was not significant.

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


Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2025, students enrolled at CTU represented approximately 67% of our total enrollments. Approximately 98% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.

The American InterContinental University System (AIUS or AIU System) is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of December 31, 2025, students enrolled at AIUS represented approximately 24% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.

University of St. Augustine for Health Sciences (USAHS) is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education opportunities. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs and prepares professionals to serve and provide quality medical care to communities across the country. Students pursue their degrees through a network of campuses and through its online programs. As of December 31, 2025, students enrolled at USAHS represented approximately 9% of our total enrollments.

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

U.S. Additionally, interest, net and other miscellaneous income (expense) are not material by segment and are not reviewed by our CODM by segment.

Summary financial information by reporting segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets (1)
For the Year Ended December 31, 2025
CTU (2)	$461,602	$180,597	$5,563	$5	$172,405
AIUS (2)	226,220	35,950	5,466	148	170,825
USAHS (3)	157,576	3,211	30,316	5,514	287,985
Corporate and Other	698	(23,758)	282	2,909	616,502
Total	$846,096	$196,000	$41,627	$8,576	$1,247,717
For the Year Ended December 31, 2024
CTU (2)	$443,374	$174,686	$5,618	$125	$175,115
AIUS (2)	227,072	32,756	6,186	143	164,985
USAHS (3)	10,041	(2,640)	2,516	311	306,552
Corporate and Other	776	(30,549)	325	4,046	590,382
Total	$681,263	$174,253	$14,645	$4,625	$1,237,034
For the Year Ended December 31, 2023
CTU (2)	$456,169	$150,699	$8,404	$141
AIUS (2)	253,057	38,592	8,149	704
USAHS (3)	-	-	-	-
Corporate and Other	778	(38,845)	334	5,566
Total	$710,004	$150,446	$16,887	$6,411

__________________

(1)
Total assets are presented on a consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.
(2)
The prior period operating results for CTU and AIUS were recast to reflect the transition of Hippo Education from CTU to AIUS.
(3)
USAHS includes results of operations starting from the acquisition date on December 2, 2024.

Significant expense category by reporting segment is as follows (dollars in thousands):

	For the Year Ended December 31, 2025
Significant expense categories	CTU (1)	AIUS (1)	USAHS (2)
Academics and student related	$61,323	$45,639	$64,465
Advertising and marketing	54,771	42,904	15,183
Admissions	48,092	35,541	5,324
Administrative (3)	89,458	46,555	21,405
Bad debt	19,441	9,607	442
Depreciation and amortization	5,563	5,466	30,316
All other expenses (4)	2,357	4,558	17,230

	For the Year Ended December 31, 2024
Significant expense categories	CTU (1)	AIUS (1)	USAHS (2)
Academics and student related	$59,904	$45,331	$5,343
Advertising and marketing	54,662	45,120	1,181
Admissions	46,118	35,141	524
Administrative (3)	78,701	42,021	1,476
Bad debt	19,907	13,612	201
Depreciation and amortization	5,618	6,186	2,516
All other expenses (4)	3,778	6,905	1,440

	For the Year Ended December 31, 2023
Significant expense categories	CTU (1)	AIUS (1)	USAHS (2)
Academics and student related	$67,016	$51,473	$-
Advertising and marketing	63,198	39,390	-
Admissions	50,157	41,202	-
Administrative (3)	79,249	54,391	-
Bad debt	20,203	13,028	-
Depreciation and amortization	8,404	8,149	-
All other expenses (4)	17,243	6,832	-

__________________

(1)
The prior period operating results for CTU and AIUS were recast to reflect the transition of Hippo Education from CTU to AIUS.
(2)
USAHS includes financial information starting from the acquisition date on December 2, 2024.
(3)
Administrative expense includes allocations from Corporate and Other.
(4)
All other expenses primarily include occupancy and asset impairment.

18. SUBSEQUENT EVENTS

Stock Repurchase Program

On January 2, 2026, the Board of Directors of the Company approved a new common stock repurchase program, authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on the open market (including without limitation the use of one or more trading plans adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (the "Stock Repurchase Program"). This new Stock Repurchase Program, which expires on June 30, 2027, replaces the previous $75.0 million stock repurchase program, which was approved on July 31, 2025.

The timing of purchases and the number of shares repurchased under the Stock Repurchase Program will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, the Company’s assessment of alternative uses of capital, regulatory requirements and other factors. Any such repurchases shall be in accordance with the terms of

Rule 10b-18 promulgated under the Exchange Act (including without limitation “block” purchases as defined pursuant thereto) and shall be made in accordance with all applicable laws and regulations in effect from time to time. The Stock Repurchase Program may be modified, suspended or discontinued at any time in the Company's discretion without prior notice, and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will be determined by the Company at its discretion and will depend on a number of factors including the performance of the price of the Company's common stock, other market conditions, the availability and economics of alternative investment opportunities and other factors the Company deems appropriate.

Letter of Credit Release

On January 16, 2026, USAHS was notified by the Department that they are no longer required to maintain its existing letter of credit in the amount of $20.5 million and thus these funds are no longer restricted as of the date of the letter.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

Description	Balance, Beginning of Period	Additions/Charges to Expense	Deductions/ Other	Balance, End of Period
Valuation allowance for deferred tax assets:
For the year ended December 31, 2025	$12,041	$-	$(517)	$11,524
For the year ended December 31, 2024	$14,022	$-	$(1,981)	$12,041
For the year ended December 31, 2023	$22,536	$-	$(8,514)	$14,022
Valuation allowance for credit losses:
For the year ended December 31, 2025	$43,520	$29,492	$(27,601)	$45,411
For the year ended December 31, 2024	$37,782	$33,719	$(27,981)	$43,520
For the year ended December 31, 2023	$43,141	$33,215	$(38,574)	$37,782