Form 10-Q
period 2026-03-31
PERDOCEO EDUCATION Corp
filed 2026-05-07
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of May 1, 2026: 62,703,133

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2026	2025
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$164,306	$110,970
Restricted cash	815	21,310
Total cash, cash equivalents and restricted cash	165,121	132,280
Short-term investments	514,840	511,211
Total cash and cash equivalents, restricted cash and short-term investments	679,961	643,491
Student receivables, gross	77,079	68,346
Allowance for credit losses	(37,492)	(41,149)
Student receivables, net	39,587	27,197
Receivables, other	6,958	5,037
Prepaid expenses	17,205	16,881
Inventories	3,277	4,049
Other current assets	357	208
Total current assets	747,345	696,863

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $90,800 and $86,908 as of March 31, 2026 and December 31, 2025, respectively	80,990	83,314
Right of use asset, net - operating	41,518	43,290
Right of use asset, net - finance	8,980	10,259
Goodwill	265,697	265,697
Intangible assets, net of amortization of $48,961 and $44,786 as of March 31, 2026 and December 31, 2025, respectively	73,769	77,945
Student receivables, gross	9,182	9,073
Allowance for credit losses	(4,242)	(4,262)
Student receivables, net	4,940	4,811
Deferred income tax assets, net	57,438	57,438
Other assets	8,096	8,100
TOTAL ASSETS	$1,288,773	$1,247,717
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liability-operating	$8,421	$6,032
Lease liability-finance	5,584	5,458
Accounts payable	18,665	14,271
Accrued expenses:
Payroll and related benefits	26,454	44,363
Advertising and marketing costs	7,095	7,838
Income taxes	19,751	5,627
Other	16,958	16,374
Deferred revenue	52,249	37,844
Total current liabilities	155,177	137,807

NON-CURRENT LIABILITIES:
Lease liability-operating	41,499	43,752
Lease liability-finance	4,647	6,097
Sale lease-back financing	57,084	56,992
Other liabilities	30,457	30,657
Total non-current liabilities	133,687	137,498
Commitments and Contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,825,317 and 92,072,703 shares issued, 62,703,133 and 62,478,373 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	928	921
Additional paid-in capital	724,243	720,574
Accumulated other comprehensive (loss) income	(1,040)	1,070
Retained earnings	762,683	718,365
Treasury stock, at cost; 30,122,184 and 29,594,330 shares as of March 31, 2026 and December 31, 2025, respectively	(486,905)	(468,518)
Total stockholders' equity	999,909	972,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,288,773	$1,247,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands, Except Per Share Amounts)	2026	2025
REVENUE:
Tuition and fees, net	$220,622	$211,848
Other	1,121	1,156
Total revenue	221,743	213,004

OPERATING EXPENSES:
Educational services and facilities	47,065	48,542
General and administrative	102,209	100,928
Depreciation and amortization	9,347	11,807
Total operating expenses	158,621	161,277
Operating income	63,122	51,727

OTHER INCOME:
Interest income	6,536	6,476
Interest expense	(1,526)	(1,682)
Miscellaneous expense	(2)	(16)
Total other income	5,008	4,778

PRETAX INCOME	68,130	56,505
Provision for income taxes	14,179	12,817
NET INCOME	53,951	43,688

NET INCOME PER SHARE - BASIC:	$0.86	$0.67

NET INCOME PER SHARE - DILUTED:	$0.85	$0.65

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	62,496	65,680
Diluted	63,431	66,872

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2026	2025
NET INCOME	$53,951	$43,688
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Unrealized (loss) gain on investments	(2,110)	507
Total other comprehensive (loss) income	(2,110)	507
COMPREHENSIVE INCOME	$51,841	$44,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, January 1, 2026	92,073	$921	(29,594)	$(468,518)	$720,574	$1,070	$718,365	$972,412
Net income	-	-	-	-	-	-	53,951	53,951
Unrealized loss on investments, net of tax	-	-	-	-	-	(2,110)	-	(2,110)
Dividends to shareholders, per share $0.15	-	-	-	-	-	-	(9,633)	(9,633)
Treasury stock purchased	-	-	(241)	(8,137)	-	-	-	(8,137)
Share-based compensation expense	-	-	-	-	3,174	-	-	3,174
Common stock issued	752	7	(287)	(10,250)	495	-	-	(9,748)
BALANCE, March 31, 2026	92,825	$928	(30,122)	$(486,905)	$724,243	$(1,040)	$762,683	$999,909

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2025	91,024	$910	(25,304)	$(344,424)	$707,212	$166	$595,672	$959,536
Net income	-	-	-	-	-	-	43,688	43,688
Unrealized gain on investments, net of tax	-	-	-	-	-	507	-	507
Dividends to shareholders, per share $0.13	-	-	-	-	-	-	(8,818)	(8,818)
Treasury stock purchased	-	-	(985)	(25,192)	-	-	-	(25,192)
Earnout payments for business acquisition	-	-	158	4,243	-	-	-	4,243
Share-based compensation expense	-	-	-	-	2,857	-	-	2,857
Common stock issued	950	10	(307)	(7,544)	968	-	-	(6,566)
BALANCE, March 31, 2025	91,974	$920	(26,438)	$(372,917)	$711,037	$673	$630,542	$970,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended March 31,
(In Thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,951	$43,688
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	9,347	11,807
Bad debt expense	5,745	7,558
Compensation expense related to share-based awards	3,174	2,857
Changes in operating assets and liabilities	(2,828)	(783)
Net cash provided by operating activities	69,389	65,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(81,625)	(100,367)
Sales of available-for-sale investments	76,304	103,286
Purchases of property and equipment	(1,740)	(1,737)
Net cash (used in) provided by investing activities	(7,061)	1,182

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	502	978
Purchase of treasury stock	(8,137)	(25,192)
Payments of employee tax associated with stock compensation	(10,250)	(7,544)
Payments of cash dividends and dividend equivalents	(10,278)	(9,202)
Earnout payments for business acquisition	-	(1,757)
Principal payments for finance lease	(1,324)	(1,207)
Principal payments for failed sale leaseback	-	(489)
Net cash used in financing activities	(29,487)	(44,413)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32,841	21,896
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	132,280	131,753
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$165,121	$153,649

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the rules and regulations for reporting the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete audited financial statements. This report should be read in conjunction with our Form 10-K for the year ended December 31, 2025 filed on February 19, 2026. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation.

Operating results for the quarter ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2026

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$328,291	$264	$(663)	$327,892
Treasury and federal agencies	187,186	176	(414)	186,948
Total short-term investments (available-for-sale)	$515,477	$440	$(1,077)	$514,840

	December 31, 2025
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$329,108	$1,105	$(112)	$330,101
Treasury and federal agencies	180,631	529	(50)	181,110
Total short-term investments (available-for-sale)	$509,739	$1,634	$(162)	$511,211

In the table above, unrealized holding gains (losses) relate to short-term investments that have been in a continuous unrealized gain (loss) position for less than one year, which are recorded within accumulated other comprehensive (loss) income on our condensed consolidated balance sheets.

Our non-governmental debt securities primarily consist of corporate bonds, certificates of deposit and commercial paper. Our treasury and federal agencies debt securities primarily consist of U.S. Treasury bills and federal home loan debt securities.

There were no realized gains or losses from the sale of investments for the quarters ended March 31, 2026 and March 31, 2025.

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

As of March 31, 2026, we held short-term investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available-for-sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 - Fair Value Measurements at March 31, 2026 and December 31, 2025 were as follows (dollars in thousands):

	As of March 31, 2026
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$20,314	$-	$20,314
Short-term investments - non-governmental debt securities	-	327,892	327,892
Short-term investments - treasury and federal agencies	-	186,948	186,948
Totals	$20,314	$514,840	$535,154

	As of December 31, 2025
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$20,202	$-	$20,202
Short-term investments - non-governmental debt securities	-	330,101	330,101
Short-term investments - treasury and federal agencies	-	181,110	181,110
Totals	$20,202	$511,211	$531,413

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters ended March 31, 2026 and 2025 (dollars in thousands):

	For the Quarter Ended March 31, 2026					For the Quarter Ended March 31, 2025
	CTU	AIUS	USAHS	Corporate and Other	Total	CTU	AIUS	USAHS	Corporate and Other	Total
Tuition and fees, net (1)	$120,012	$57,602	$43,008	$-	$220,622	$115,347	$57,320	$39,181	$-	$211,848
Other revenue (2)	744	214	-	163	1,121	727	244	2	183	1,156
Total revenue	$120,756	$57,816	$43,008	$163	$221,743	$116,074	$57,564	$39,183	$183	$213,004

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

Contract Assets

For each term, the portion of tuition and fee payments received from students but not yet earned is recorded as deferred revenue and reported as a current liability on our condensed consolidated balance sheets, as we expect to earn these revenues within the next year. A contract asset is recorded for each student for the current term for which they are enrolled for the amount charged for the current term that has not yet been received as payment and to which we do not have the unconditional right to receive payment because the student has not reached the point in the student’s current academic term at which the amount billed is no longer refundable to the student. On a student-by-student basis, the contract asset is offset against the deferred revenue balance for the current term and the net deferred revenue balance is reflected within current liabilities on our condensed consolidated balance sheets. For certain of our institutions, students are billed as they enroll in courses, including courses related to future periods. Any billings for future periods would meet the definition of a contract asset as we do not have the unconditional right to receive payment as the course has not yet started. Contract assets related to future periods are offset against the respective deferred revenue associated with the future period.

Due to the short-term nature of our academic terms, the contract asset balance which exists at the beginning of each quarter will no longer be a contract asset at the end of that quarter, with the exception of the contract assets associated with billings for future periods. The decrease in contract asset balances are a result of one of the following: it becomes a student receivable balance once a student reaches the point in a student’s academic term where the amount billed is no longer refundable to the student; a refund is made to withdrawn students for the portion entitled to be refunded under each institutions’ refund policy; we receive funds to apply against the contract asset balance; or a student makes a change to the number of classes they are enrolled in which may cause an adjustment to their previously billed amount. As of the end of each quarter, a new contract asset is determined on a student-by-student basis based on the most recently started term and a student’s progress within that term as compared to the date at which the student is no longer entitled to a refund under each institution’s refund policy. Contract assets associated with billings for future periods remain as contract assets until the course begins and the student reaches the point in that course that they are no longer entitled to a refund.

The amount of deferred revenue balances which are being offset with contract asset balances as of March 31, 2026 and December 31, 2025 were as follows (dollars in thousands):

	As of
	March 31, 2026	December 31, 2025
Gross deferred revenue	$64,342	$80,290
Gross contract assets	(12,093)	(42,446)
Deferred revenue, net	$52,249	$37,844

Deferred Revenue

Changes in our deferred revenue balances for the quarters ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the Quarter Ended March 31, 2026				For the Quarter Ended March 31, 2025
	CTU	AIUS	USAHS	Total	CTU	AIUS	USAHS	Total
Gross deferred revenue, January 1	$37,420	$41,473	$1,397	$80,290	$33,168	$26,555	$1,568	$61,291
Revenue earned from prior balances	(34,923)	(31,160)	(1,397)	(67,480)	(29,888)	(19,672)	(863)	(50,423)
Billings during period(1)	102,755	45,354	56,681	204,790	175,585	65,515	52,387	293,487
Revenue earned for new billings during the period	(85,089)	(26,442)	(41,611)	(153,142)	(85,459)	(37,648)	(38,318)	(161,425)
Other adjustments	335	411	(862)	(116)	(1,020)	53	(472)	(1,439)
Gross deferred revenue, March 31	$20,498	$29,636	$14,208	$64,342	$92,386	$34,803	$14,302	$141,491

______________

(1)
Billings during period includes adjustments for prior billings.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.4 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively. Students are typically entitled to a partial refund until approximately a little more than halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology accounts for quantitative and qualitative factors that we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trend analysis of our collections and write-off experience as well as monitoring any emerging factors that we believe impact the ability to collect our student receivables.

We have student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $4.9 million and $4.8 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2026	2025
Balance, beginning of period	$45,411	$43,520
Provision for credit losses	5,745	7,558
Amounts written-off	(9,891)	(8,651)
Recoveries	469	439
Balance, end of period	$41,734	$42,866

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

Quantitative information related to leases for the quarters ended March 31, 2026 and 2025 is presented in the following table (dollars in thousands):

	For the Quarter Ended March 31, 2026	For the Quarter Ended March 31, 2025
Lease expenses (1)
Operating fixed lease expenses	$2,555	$2,613
Finance lease amortization expense	1,279	1,279
Finance lease interest expense	156	230
Variable lease expenses	1,216	1,118
Sublease income (2)	(108)	(77)
Total lease expenses	$5,098	$5,163

Supplemental cash flow information (3)
Gross operating cash flows for operating leases	$(3,710)	$(3,446)
Gross operating cash flows for finance leases	(197)	(230)
Gross financing cash flows for finance leases	(1,324)	(1,207)
Operating cash flows from subleases	108	77

	As of March 31, 2026	As of March 31, 2025
Weighted average remaining lease term (in months) – operating leases	84	90
Weighted average remaining lease term (in months) – finance leases	22	34

Weighted average discount rate – operating leases	6.3%	6.2%
Weighted average discount rate– finance leases	5.9%	5.9%

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

Future lease obligation

During the first quarter of 2026, the Company entered into a lease agreement for a new facility for one of its campus locations. The lease is for a term of 12 years, and it is expected to commence in November 2026. As of March 31, 2026, this lease has not yet commenced and is not recorded on the condensed consolidated balance sheet. Upon commencement, the Company expects to recognize an ROU asset and a lease liability of approximately $5.0 million. The undiscounted future fixed lease payments under this agreement are approximately $7.0 million for the full term of the lease.

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

Upon lease commencement, the Company determined that it did not meet the criteria under ASC 606-10-25-30 to derecognize the asset as the Company retained control of the asset and the risks and rewards of ownership did not transfer to the landlord. As such the transaction is considered a failed sale leaseback and the Company will retain the asset on its condensed consolidated balance sheet and depreciate the asset over its useful life. A financing obligation liability was recognized in the amount of the net proceeds received. The Company will not recognize rent expense related to the leased asset. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding liability.

Amortization and interest expense for this failed sale-leaseback was $1.6 million for each of the quarters ended March 31, 2026 and March 31, 2025.

Future minimum lease payments for the failed sale-leaseback financing transaction as of March 31, 2026 are as follows:

Sale Leaseback Payments

2026 (1)	$3,782
2027	5,143
2028	5,246
2029	5,351
2030	5,458
2031 and thereafter	127,827
Total minimum lease payments	$152,807

Less – Amount representing interest	(109,505)
Present value of minimum lease payments	43,302
Plus - liability remaining at term end representing residual value of asset	13,782
Failed sale leaseback liability	57,084

__________________

(1)
Liabilities remaining for the year ending December 31, 2026.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $1.7 million and $1.8 million at March 31, 2026 and December 31, 2025, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

United States of America, ex rel. Fiorisce LLC v. Perdoceo Education Corporation and Colorado Technical University, Inc. On July 19, 2023, we became aware of a complaint originally filed in the U.S. District Court for the District of Colorado on February 25, 2021 and thereafter amended on May 19, 2023 and on May 19, 2025. The original complaint was filed under seal by a former employee of Colorado Technical University through a limited liability company, on behalf of the LLC and the federal government. On July 18, 2023, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice ("DOJ") had declined to intervene in the action on February 3, 2023. The Company had previously received a Civil Investigative Demand ("CID") related to this complaint on April 8, 2022 from the DOJ and had been cooperating with the DOJ in its review. After the federal government declined to intervene in this case, the Relator elected to pursue the litigation on behalf of the federal government. If the Relator is successful, it would receive a portion of the federal government’s recovery. The second amended complaint alleges violations of the False Claims Act ("FCA") related to the Company’s compliance with federal financial aid credit hour requirements in connection with its use of its learning management system. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made but for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees.

United States of America, ex rel. Aidan K. Peters v. Perdoceo Education Corporation, Colorado Technical University, Inc. and CEC Employee Group, LLC. After cooperating with the DOJ in our response to a CID originally received on September 7, 2024, we learned on November 11, 2025, that the DOJ had declined to intervene in an FCA lawsuit originally filed under seal on November 13, 2023 in the U.S. District Court for the District of Colorado by a former employee of Colorado Technical University on behalf of himself and the federal government. The Relator subsequently elected to pursue the litigation on behalf of the federal government and filed an amended complaint on January 8, 2026. Defendants filed a motion to dismiss the amended complaint on March 16, 2026. If Relator is successful, he would receive a portion of the federal government’s recovery. The amended complaint makes a number of allegations that it claims are violations of the FCA arising from the Company’s compliance with the incentive compensation and misrepresentation requirements for Title IV Programs. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made but for defendants’ alleged violation of the law. The amended complaint also asserts a personal claim by the Relator-Plaintiff under the FCA’s anti-retaliation provision. Under the FCA, if a defendant is found to have violated the FCA, it can be liable to the United States for treble damages and statutory penalties, and it is liable to the Relator for his reasonable attorneys’ fees and expenses. The anti-retaliation provision of the FCA also allow for potential recovery of double-back pay and attorneys’ fees, and other relief.

Because of the many questions of fact and law that may arise, the outcomes of these legal proceedings are uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions. Accordingly, we have not recognized any liability associated with these actions.

We receive from time-to-time requests from state attorneys general, federal and state government agencies and accreditors relating to our institutions, to specific complaints they have received from students or former students or to student loan forgiveness claims which seek information about students, our programs, and other matters relating to our activities. These requests can be broad and time-consuming to respond to, and there is a risk that they could expand and/or lead to a formal action or claims of non-compliance. We are subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or former students, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. Periodically, matters arise that we consider outside the scope of ordinary routine litigation incidental to our business. While we currently believe that these matters, individually or in aggregate, will not have a material adverse impact on our business, reputation, financial position, cash flows or results of operations, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows or results of operations.

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

The following is a summary of our provision for income taxes and effective tax rate:

	For the Quarter Ended March 31,
(Dollars in Thousands)	2026	2025
Pretax income from domestic-based operations	$68,130	$56,505
Provision for income taxes	$14,179	$12,817
Effective rate	20.8%	22.7%

The effective tax rate for the quarter ended March 31, 2026 was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 5.6% and 1.2%, respectively. The effective tax rate for the quarter ended March 31, 2025 was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 5.5% and 1.3%, respectively. As of March 31, 2026, a valuation allowance of $11.5 million was maintained with respect to our state net operating losses and federal capital loss carryforward.

The income tax rate for the quarter ended March 31, 2026 does not take into account the possible future reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2026, we had accrued $5.8 million as an estimate for reasonably possible interest and accrued penalties.

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

Restricted Stock Units

For each of the quarters ended March 31, 2026 and 2025, the Company granted approximately 0.2 million restricted stock units, which are not "performance-based," with a grant-date fair value of approximately $6.3 million and $5.2 million, respectively.

Additionally, for the quarters ended March 31, 2026 and 2025, the Company granted approximately 0.1 million and 0.2 million “performance-based" restricted stock units, with a grant-date fair value of approximately $5.1 million and $3.8 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and typically cover a three-year performance period. These performance conditions may result in all performance-based units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2026 and 2025 are to be settled in shares of our common stock.

Share-Based Compensation Expense

Total share-based compensation expense for the quarters ended March 31, 2026 and 2025, was $3.2 million and $2.9 million, respectively.

As of March 31, 2026, we estimate that total compensation expense of approximately $26.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

11. STOCK REPURCHASE PROGRAM

On January 2, 2026, the Board of Directors of the Company approved a new common stock repurchase program for up to $100.0 million which expires June 30, 2027 (the "Stock Repurchase Program"). This new Stock Repurchase Program replaced the previous stock repurchase program. The other terms of the Stock Repurchase Program are consistent with the Company's previous stock repurchase program.

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

During the quarter ended March 31, 2026, we repurchased approximately 0.2 million shares of our common stock for approximately $8.1 million at an average price of $33.71 per share. During the quarter ended March 31, 2025, the Company repurchased approximately 1.0 million shares of our common stock for approximately $25.2 million at an average price of $25.58 per share.

As of March 31, 2026, approximately $91.9 million was available under the Stock Repurchase Program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares reduce the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

12. WEIGHTED AVERAGE COMMON SHARES

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock units were settled for common shares during the period.

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2026 and 2025 were as follows (shares in thousands):

	For the Quarter Ended March 31,
	2026	2025
Basic common shares outstanding	62,496	65,680
Common stock equivalents	935	1,192
Diluted common shares outstanding	63,431	66,872

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

As of March 31, 2026, our three reporting segments are:

•
Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2026, students enrolled at CTU represented approximately 70% of our total enrollments. Approximately 98% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.
•
The American InterContinental University System (AIUS or AIU System) is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of March 31, 2026, students enrolled at AIUS represented approximately 21% of our total enrollments. Approximately 97% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.
•
University of St. Augustine for Health Sciences (USAHS) is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education opportunities. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs and prepares professionals to serve and provide quality medical care to communities across the country. Students pursue their degrees through a network of campuses and through its online programs. As of March 31, 2026, students enrolled at USAHS represented approximately 9% of our total enrollments.

We evaluate segment performance based on operating results. Specifically, our CODM analyzes segment revenue and operating expenses which are directly attributable to the cost to serve and educate prospective students when making decisions to allocate resources based on segment performance. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity. Substantially all revenue earned by our reporting segments are generated in the United States of America (“U.S.”) and segment and total assets are substantially held in the U.S. Additionally, interest, net and other miscellaneous expense are not material by segment and are not reviewed by our CODM by segment.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
	Revenue				Operating Income (Loss)
	2026	% of Total	2025	% of Total	2026	2025
CTU	$120,756	54.5%	$116,074	54.5%	$50,543	$46,760
AIUS	57,816	26.1%	57,564	27.0%	12,564	11,221
USAHS	43,008	19.4%	39,183	18.4%	6,307	(330)
Corporate and Other	163	0.0%	183	0.1%	(6,292)	(5,924)
Total	$221,743	100.0%	$213,004	100.0%	$63,122	$51,727

	Total Assets as of (1)
	March 31, 2026	December 31, 2025
CTU	$186,925	$172,405
AIUS	160,733	170,825
USAHS	302,759	287,985
Corporate and Other	638,356	616,502
Total	$1,288,773	$1,247,717

(1)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

Significant expense category by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended March 31,
Significant expense categories	CTU		AIUS		USAHS
	2026	2025	2026	2025	2026	2025
Academics and student related	$15,174	$14,761	$11,224	$11,510	$14,196	$15,416
Advertising and marketing	13,687	13,251	10,864	10,729	3,765	3,978
Admissions	12,235	12,135	8,960	8,944	1,287	1,387
Administrative (1)	22,832	21,270	10,991	10,985	6,016	5,148
Bad debt	4,618	5,874	929	1,624	199	61
Depreciation and amortization	1,081	1,411	1,183	1,444	7,040	8,870
All other expenses (2)	586	612	1,101	1,107	4,198	4,653

_________________________

(1)
Administrative expense includes allocations from Corporate and Other.
(2)
All other expenses include occupancy cost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below and other items in this Quarterly Report on Form 10-Q contain “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “plan,” “may,” “should,” "will,” “continue to,” “focused on” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Among the factors that could cause actual results to differ materially from those expressed in, or implied by, our forward-looking statements are the following:

•
declines in enrollment or interest in our programs or our ability to attract or connect with prospective students;
•
our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the new 90-10, earnings premium, financial responsibility and administrative capability standards prescribed by the U.S. Department of Education (the “Department”)), as well as applicable accreditation standards and state regulatory requirements;
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
•
the impact of any federal budget reconciliations or other legislative activities on the availability of adequate levels of federal student aid or the conditions associated with participating in such aid programs;
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

Regulatory Environment and Political Uncertainty

As indicated in “Scrutiny of the For-Profit Postsecondary Education Sector” section within Item 1, "Business" in our Annual Report on Form 10-K for the year ended December 31, 2025, the for-profit education industry is scrutinized by various policymakers, regulatory agencies and interest groups. Congressional hearings and roundtable discussions were previously held regarding certain aspects of the education industry, including issues surrounding student debt, as well as publicly reported student outcomes that may be used as part of an institution’s recruiting and admissions practices, and reports were issued that are highly critical of for-profit colleges and universities. Many of the most highly criticized institutions have been closed now for several years.

Recently, in 2025, as part of a broad reconciliation bill, Congress adopted changes to the Title IV program that modified student loan repayment plans, reduced federal student loan availability for graduate programs, adopted a new universal program level earnings premium requirement for Title IV eligibility and modified the borrower defense to repayment framework, among other changes. Additionally, the current Administration has conducted numerous negotiated rulemaking sessions to adopt regulations associated with these changes and also proposes to make changes to the requirements for accreditors and accreditation. We expect to see continuous fluctuations in the types and focus of regulatory requirements imposed on our institutions and programs from state and federal regulators and our institutional and programmatic accreditors.

We encourage you to review Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 to learn more about our highly regulated industry and related risks and uncertainties.

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

2026 First Quarter Overview

During the quarter ended March 31, 2026 ("current quarter"), our academic institutions remained focused on enhancing student experiences and academic outcomes while aligning their academic programs with the current demands of the workforce. We continued to make purposeful investments in marketing and admissions to efficiently serve prospective student interest in our academic institutions.

Total student enrollments increased 1.9% at CTU as compared to the prior year quarter end, supported by strong levels of student retention and engagement, growth within the corporate student program and consistent levels of prospective student interest. Total student enrollments increased 3.1% at USAHS for the current quarter end as compared to the prior year quarter end, driven by growth in the nursing and speech language pathology programs and the introduction of new modalities for the occupational therapy program, as well as underlying student retention and engagement trends. Lastly, for AIUS, total student enrollments decreased 2.2% for the current quarter end as compared to the prior year quarter end, driven by a decrease in total student enrollments at Trident University.

Strategic investments in technology continue to improve student experiences across our academic institutions, while enhancing operating effectiveness within our functional areas. Ongoing artificial intelligence efforts focus on our students and classroom learning, as well as enhancing various operating and functional processes. Faculty, where feasible, are utilizing AI in their classrooms with the goal of enabling students to leverage AI both personally and professionally. We are also selectively leveraging generative artificial intelligence to identify and engage with prospective students who, we believe, are more likely to succeed at one of our academic institutions.

Through our corporate student programs, we provide accredited degree opportunities to employees of our partner organizations, supporting their career advancement while helping corporate partners strengthen employee development and retention. We continue to make strategic investments in technology and talent to expand these programs and enhance academic outcomes across our institutions.

We expect full year adjusted operating income to be higher for 2026 as compared to 2025, supported by revenue growth across all our academic institutions, combined with lower operating expenses due to our disciplined investment philosophy.

Financial Highlights

Revenue for the current quarter increased by 4.1% or $8.7 million as compared to the prior year quarter, driven by increased revenue at all three of our academic institutions. CTU’s revenue increased 4.0% or $4.7 million, and USAHS' revenue increased 9.8% or $3.8 million, for the current quarter as compared to the prior year quarter, driven by the increase in total student enrollments at both academic institutions.

Operating income for the current quarter increased by 22.0% to $63.1 million as compared to operating income of $51.7 million in the prior year quarter, driven by increased operating income within all three of our academic institutions. The increase in operating income for the current quarter was a result of revenue growth and continued disciplined management of operating expenses.

The Company believes it is useful to present non-GAAP financial measures, such as adjusted operating income, which exclude certain non-cash items, as a means to better understand the core performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $72.5 million for the current quarter as compared to $63.5 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters ended March 31, 2026 and 2025 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended
	March 31,
Adjusted Operating Income	2026	2025

Operating income	$63,122	$51,727
Depreciation and amortization	9,347	11,807
Adjusted Operating Income	$72,469	$63,534

	For the Quarter Ended
	March 31,
Adjusted Earnings Per Diluted Share	2026	2025

Earnings Per Diluted Share	$0.85	$0.65
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.07	0.06
Total pre-tax adjustments	$0.07	$0.06
Tax effect of adjustments (1)	(0.02)	(0.01)
Total adjustments after tax	0.05	0.05
Adjusted Earnings Per Diluted Share	$0.90	$0.70

(1)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2026 and 2025 (dollars in thousands):

	For the Quarter Ended March 31,
	2026	% of Total Revenue	2025	% of Total Revenue	2026 vs 2025 % Change
TOTAL REVENUE	$221,743		$213,004		4.1%
OPERATING EXPENSES
Educational services and facilities (1)	47,065	21.2%	48,542	22.8%	-3.0%
General and administrative: (2)
Advertising and marketing	28,316	12.8%	27,958	13.1%	1.3%
Admissions	22,482	10.1%	22,465	10.5%	0.1%
Administrative	45,666	20.6%	42,947	20.2%	6.3%
Bad debt	5,745	2.6%	7,558	3.5%	-24.0%
Total general and administrative expense	102,209	46.1%	100,928	47.4%	1.3%
Depreciation and amortization	9,347	4.2%	11,807	5.5%	-20.8%
OPERATING INCOME	63,122	28.5%	51,727	24.3%	22.0%

PRETAX INCOME	68,130	30.7%	56,505	26.5%	20.6%
PROVISION FOR INCOME TAXES	14,179	6.4%	12,817	6.0%	10.6%
Effective tax rate	20.8%		22.7%

NET INCOME	$53,951	24.3%	$43,688	20.5%	23.5%

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

Revenue

Revenue for the first quarter of 2026 ("current quarter") increased by 4.1% or $8.7 million as compared to the prior year quarter. The increase was supported by underlying student enrollment growth at our academic institutions.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2026	2025	2026 vs 2025 % Change
Educational services and facilities:
Academics & student related	$41,000	$42,083	-2.6%
Occupancy	6,065	6,459	-6.1%
Total educational services and facilities	$47,065	$48,542	-3.0%

The educational services and facilities expense for the current quarter decreased by 3.0% or $1.5 million, compared to the prior year quarter driven by lower academics and student related costs at AIUS, along with reduced occupancy costs as compared to the prior year period.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended March 31,
	2026	2025	2026 vs 2025 % Change
General and administrative:
Advertising and marketing	$28,316	$27,958	1.3%
Admissions	22,482	22,465	0.1%
Administrative	45,666	42,947	6.3%
Bad debt	5,745	7,558	-24.0%
Total general and administrative expense	$102,209	$100,928	1.3%

The general and administrative expense for the current quarter increased by 1.3% or $1.3 million as compared to the prior year quarter primarily due to higher advertising and marketing and administrative costs, which was only partially offset with reduced bad debt.

Advertising and marketing expense for the current quarter increased by 1.3% or $0.4 million as compared to the prior year quarter. Increased advertising and marketing spending at CTU and AIUS was partially offset by reduced spending at USAHS as compared to the prior year quarter.

Admissions expense for the current quarter remained relatively flat as compared to the prior year quarter. Higher admissions expenses at CTU were fully offset by lower spending at USAHS as compared to the prior year quarter, while expenses at AIUS remained largely unchanged.

The administrative expense for the current quarter increased by 6.3% or $2.7 million as compared to the prior year quarter, driven by increased legal fees.

Bad debt expense incurred by each of our segments during the quarters ended March 31, 2026 and 2025 was as follows (dollars in thousands):

	For the Quarter Ended March 31,
	2026	% of Segment Revenue	2025	% of Segment Revenue	2026 vs 2025 % Change
Bad debt expense:
CTU	$4,618	3.8%	$5,874	5.1%	-21.4%
AIUS	929	1.6%	1,624	2.8%	-42.8%
USAHS	199	0.5%	61	0.2%	226.2%
Corporate and Other	(1)	NM	(1)	NM	NM
Total bad debt expense	$5,745	2.6%	$7,558	3.5%	-24.0%

Bad debt expense for the current quarter decreased by 24.0% or $1.8 million as compared to the prior year quarter. The decrease in bad debt expense was primarily driven by reductions at both CTU and AIUS.

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

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by 20.8% or $2.5 million as compared to the prior year quarter, primarily driven by decreases within USAHS for leased assets.

Operating Income

Operating income for the current quarter increased by 22.0% or $11.4 million as compared to the prior year quarter. The improvement was primarily driven by higher revenue at CTU and USAHS as well as decreased depreciation and amortization expense at USAHS and decreased bad debt expense at CTU and AIUS as compared to the prior year quarter.

Provision for Income Taxes

For the quarter ended March 31, 2026, we recorded a provision for income taxes of $14.2 million or 20.8% as compared to a provision for income taxes of $12.8 million or 22.7% for the prior year quarter. The effective tax rate for the current quarter was benefitted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 5.6% and 1.2%, respectively. The effective tax rate for the prior year quarter was impacted by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which reduced the effective tax rate by 5.5% and 1.3%, respectively.

For the full year 2026, we expect our effective tax rate to be between 22.5% and 23.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended March 31,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2026	2025	% Change	2026	2025	% Change	2026	2025
REVENUE:
CTU	$120,756	$116,074	4.0%	$50,543	$46,760	8.1%	41.9%	40.3%
AIUS	57,816	57,564	0.4%	12,564	11,221	12.0%	21.7%	19.5%
USAHS	43,008	39,183	9.8%	6,307	(330)	NM	14.7%	-0.8%
Corporate and other	163	183	-10.9%	(6,292)	(5,924)	-6.2%	NM	NM
Total	$221,743	$213,004	4.1%	$63,122	$51,727	22.0%	28.5%	24.3%

	TOTAL STUDENT ENROLLMENTS
	As of March 31,
	2026	2025	% Change
CTU	34,050	33,400	1.9%
AIUS	10,320	10,550	-2.2%
USAHS	4,370	4,240	3.1%
Total	48,740	48,190	1.1%

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

CTU. Current quarter revenue increased by 4.0% or $4.7 million as compared to the prior year quarter. The increase was primarily driven by total student enrollment growth of 1.9% at March 31, 2026 as compared to the prior year quarter. CTU's total student enrollment growth was supported by strong levels of student retention and engagement, growth in the corporate student program and consistent levels of prospective student interest.

Current quarter operating income for CTU increased by 8.1% or $3.8 million as compared to the prior year quarter driven by the increase in revenue discussed above as well as decreased bad debt expense, which partially offset increases within other operating expenses.

AIUS. Current quarter revenue increased slightly by 0.4% or $0.3 million as compared to the prior year quarter. Total student enrollments decreased by 2.2% at March 31, 2026 as compared to March 31, 2025, driven by a decrease in total student enrollments at Trident University.

Current quarter operating income for AIUS increased by 12.0% or $1.3 million as compared to the prior year quarter, primarily driven by decreased bad debt expense as well as reduced academics and student related costs.

USAHS. Current quarter revenue increased by 9.8% or $3.8 million as compared to the prior year quarter. The increase was primarily driven by total student enrollment growth of 3.1% at March 31, 2026 as compared to the prior year quarter.

Current quarter operating income for USAHS increased by $6.6 million as compared to the prior year quarter driven by the increase in revenue discussed above, as well as reduced depreciation and amortization on leased assets as compared to the prior-year quarter.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter increased by 6.2% or $0.4 million as compared to the prior year quarter primarily driven by increased administrative costs for the current quarter.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. Note 2 “Summary of Significant Accounting Policies” of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2026, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $680.0 million. Restricted cash as of March 31, 2026 was $0.8 million and primarily related to escrow balances for Hippo Education and required letters of credit for USAHS. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2026. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, share repurchases and quarterly dividends payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

We maintain a balanced capital allocation strategy that focuses on maintaining a strong balance sheet and adequate liquidity, while (i) investing in organic projects at our universities, in particular technology-related initiatives which are designed to benefit our students, as well as real estate updates, and (ii) evaluating diverse strategies to enhance stockholder value, including acquisitions, quarterly dividend payments and share repurchases. Ultimately, our goal is to deploy resources in a way that drives long term stockholder value while supporting and strengthening the academic value of our institutions.

On January 2, 2026, the Board of Directors of the Company approved a common stock repurchase program, authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on the open market and expires on June 30, 2027. The stock repurchase program may be modified, suspended or discontinued at any time in the Company's discretion without prior notice, and does not commit the Company to repurchase shares of its common stock. The timing of purchases and the number of shares repurchased under the program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors.

The Board of Directors approved the aforementioned stock repurchase programs believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believed to be the intrinsic value of the Company’s common stock.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2026 and 2025, net cash flows provided by operating activities totaled $69.4 million and $65.1 million, respectively. The increase in net cash flows from operating activities for the current quarter was driven by increased operating income.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, institutional payment plans, private and institutional scholarships and cash payments.

For further discussion of Title IV Program funding and other funding sources for our students, see Item 1, “Business - Student Financial Aid and Related Federal Regulation,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other institution supplies, and to federal, state and local governments for income and other taxes.

Investing Cash Flows

During the quarter ended March 31, 2026, net cash flows used in investing activities totaled $7.1 million compared to net cash flows provided by investing activities of $1.2 million for the prior year quarter.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $5.3 million for the current quarter as compared to a net cash inflow of $2.9 million for the prior year quarter.

Capital Expenditures. Capital expenditures were $1.7 million for each of the quarters ended March 31, 2026 and 2025. For the full year 2026, capital expenditures are expected to be approximately 1.5% of revenue.

Financing Cash Flows

During the quarters ended March 31, 2026 and 2025, net cash flows used in financing activities totaled $29.5 million and $44.4 million, respectively. Payments to repurchase shares of our common stock were $8.1 million for the quarter ended March 31, 2026 and $25.2 million for the quarter ended March 31, 2025.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $10.3 million and $7.5 million for the quarters ended March 31, 2026 and 2025, respectively.

Payments of cash dividends and dividend equivalents. During the quarters ended March 31, 2026 and 2025, the Company made dividend and dividend equivalent payments of $10.3 million and $9.2 million, respectively.

Principal payments for finance leases and failed sale leaseback. During the quarter ended March 31, 2026, the Company made principal payments of $1.3 million for finance leases, and during the quarter ended March 31, 2025, principal payments of $1.7 million were made for finance leases and failed sale-leaseback transactions, both related to USAHS.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2025 to March 31, 2026 were as follows (dollars in thousands):

	March 31,	December 31,
	2026	2025	% Change
ASSETS
CURRENT ASSETS:
Restricted cash	$815	$21,310	-96%
Student receivables, net	39,587	27,197	46%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - payroll and related benefits	26,454	44,363	-40%
Accrued expenses - income taxes	19,751	5,627	251%
Deferred revenue	52,249	37,844	38%

Restricted cash: The decrease is driven by the release of a letter of credit related to USAHS with the Department.

Student receivables, net: The increase is driven by timing of student billings for academic terms and respective cash receipts.

Accrued expenses - payroll and related benefits: The decrease is driven by the payment of annual incentive compensation and other benefits during the first quarter.

Accrued expenses - income taxes: The increase primarily relates to amounts owed with respect to estimated payments of federal and state income taxes for 2026.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At March 31, 2026, a 100 basis point increase or decrease in average interest rates applicable to our investments would not have had a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of March 31, 2026 and December 31, 2025. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”), and (ii)

information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 19, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2026, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $100.0 million of the Company’s outstanding common stock. See Note 11 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2026:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2025				$239,095
January 1, 2026—January 31, 2026	-	$-	-	100,000,000
February 1, 2026—February 28, 2026	95,827	32.98	95,827	96,837,489
March 1, 2026—March 31, 2026	432,027	35.24	145,546	91,858,190
Total	527,854		241,373

(1)
Includes 286,481 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted stock units pursuant to the terms of the Perdoceo Education Corporation Amended and Restated 2016 Incentive Compensation Plan.
(2)
On January 2, 2026, the Board of Directors of the Company approved a stock repurchase program of up to $100.0 million which expires on June 30, 2027.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

3.1	Restated Certificate of Incorporation of Perdoceo Education Corporation (originally incorporated on January 5, 1994)	Exhibit 3.2 to our Form 8-K filed on December 18, 2019

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Perdoceo Education Corporation dated May 25, 2023	Exhibit 3.1 to our Form 8-K filed on June 1, 2023

3.3	Seventh Amended and Restated By-laws of Perdoceo Education Corporation effective January 1, 2020	Exhibit 3.3 to our Form 8-K filed on December 18, 2019

*10.1	2026 Annual Incentive Plan	Exhibit 10.1 to our Form 8-K filed on March 13, 2026

+31.1	Certification of CEO Pursuant to Rule 13a-14(a)

+31.2	Certification of CFO Pursuant to Rule 13a-14(a)

+32.1	Certification of CEO Pursuant to 18 U.S.C. 1350

+32.2	Certification of CFO Pursuant to 18 U.S.C. 1350

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: May 7, 2026	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)