Form 10-Q
period 2026-06-30
PERDOCEO EDUCATION Corp
filed 2026-08-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 31, 2026: 62,577,055

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2026	2025
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$162,889	$110,970
Restricted cash	820	21,310
Total cash, cash equivalents and restricted cash	163,709	132,280
Short-term investments	571,115	511,211
Total cash and cash equivalents, restricted cash and short-term investments	734,824	643,491
Student receivables, gross	76,360	68,346
Allowance for credit losses	(36,325)	(41,149)
Student receivables, net	40,035	27,197
Receivables, other	6,513	5,037
Prepaid expenses	18,450	16,881
Inventories	2,586	4,049
Other current assets	224	208
Total current assets	802,632	696,863

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $94,689 and $86,908 as of June 30, 2026 and December 31, 2025, respectively	78,632	83,314
Right of use asset, net - operating	39,745	43,290
Right of use asset, net - finance	7,701	10,259
Goodwill	265,697	265,697
Intangible assets, net of amortization of $53,137 and $44,786 as of June 30, 2026 and December 31, 2025, respectively	69,594	77,945
Student receivables, gross	9,315	9,073
Allowance for credit losses	(4,307)	(4,262)
Student receivables, net	5,008	4,811
Deferred income tax assets, net	57,438	57,438
Other assets	8,044	8,100
TOTAL ASSETS	$1,334,491	$1,247,717
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liabilities-operating	$8,514	$6,032
Lease liabilities-finance	5,711	5,458
Accounts payable	17,310	14,271
Accrued expenses:
Payroll and related benefits	28,144	44,363
Advertising and marketing costs	7,085	7,838
Income taxes	3,565	5,627
Other	20,391	16,374
Deferred revenue	80,354	37,844
Total current liabilities	171,074	137,807

NON-CURRENT LIABILITIES:
Lease liabilities-operating	39,194	43,752
Lease liabilities-finance	3,176	6,097
Sale lease-back financing	57,178	56,992
Other liabilities	30,460	30,657
Total non-current liabilities	130,008	137,498
Commitments and Contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,899,239 and 92,072,703 shares issued, 62,577,055 and 62,478,373 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	929	921
Additional paid-in capital	727,470	720,574
Accumulated other comprehensive (loss) income	(2,284)	1,070
Retained earnings	801,038	718,365
Treasury stock, at cost; 30,322,184 and 29,594,330 shares as of June 30, 2026 and December 31, 2025, respectively	(493,744)	(468,518)
Total stockholders' equity	1,033,409	972,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,334,491	$1,247,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands, Except Per Share Amounts)	2026	2025	2026	2025
REVENUE:
Tuition and fees, net	$212,126	$208,375	$432,748	$420,223
Other	1,229	1,206	2,350	2,362
Total revenue	213,355	209,581	435,098	422,585

OPERATING EXPENSES:
Educational services and facilities	50,891	50,241	97,956	98,783
General and administrative	98,239	97,793	200,448	198,721
Depreciation and amortization	9,344	10,148	18,691	21,955
Total operating expenses	158,474	158,182	317,095	319,459
Operating income	54,881	51,399	118,003	103,126

OTHER INCOME:
Interest income	6,719	6,460	13,255	12,936
Interest expense	(1,492)	(1,611)	(3,018)	(3,293)
Miscellaneous income (expense)	98	(10)	96	(26)
Total other income	5,325	4,839	10,333	9,617

PRETAX INCOME	60,206	56,238	128,336	112,743
Provision for income taxes	12,235	15,210	26,414	28,027
NET INCOME	47,971	41,028	101,922	84,716

NET INCOME PER SHARE - BASIC:	$0.77	$0.63	$1.63	$1.29

NET INCOME PER SHARE - DILUTED:	$0.75	$0.62	$1.60	$1.27

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	62,664	65,331	62,581	65,504
Diluted	63,588	66,582	63,506	66,722

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(In Thousands)	2026	2025	2026	2025
NET INCOME	$47,971	$41,028	$101,922	$84,716
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Unrealized (loss) gain on investments	(1,244)	49	(3,354)	556
Total other comprehensive (loss) income	(1,244)	49	(3,354)	556
COMPREHENSIVE INCOME	$46,727	$41,077	$98,568	$85,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, April 1, 2026	92,825	$928	(30,122)	$(486,905)	$724,243	$(1,040)	$762,683	$999,909
Net income	-	-	-	-	-	-	47,971	47,971
Unrealized loss on investments, net of tax	-	-	-	-	-	(1,244)	-	(1,244)
Dividends to shareholders, per share $0.15	-	-	-	-	-	-	(9,616)	(9,616)
Treasury stock purchased	-	-	(200)	(6,839)	-	-	-	(6,839)
Share-based compensation expense	-	-	-	-	2,974	-	-	2,974
Common stock issued	74	1	-	-	253	-	-	254
BALANCE, June 30, 2026	92,899	$929	(30,322)	$(493,744)	$727,470	$(2,284)	$801,038	$1,033,409

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, April 1, 2025	91,974	$920	(26,438)	$(372,917)	$711,037	$673	$630,542	$970,255
Net income	-	-	-	-	-	-	41,028	41,028
Unrealized gain on investments, net of tax	-	-	-	-	-	49	-	49
Dividends to shareholders, per share $0.13	-	-	-	-	-	-	(8,714)	(8,714)
Treasury stock purchased	-	-	(650)	(20,890)	-	-	-	(20,890)
Share-based compensation expense	-	-	-	-	2,586	-	-	2,586
Common stock issued	67	-	-	-	317	-	-	317
BALANCE, June 30, 2025	92,041	$920	(27,088)	$(393,807)	$713,940	$722	$662,856	$984,631

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2026	92,073	$921	(29,594)	$(468,518)	$720,574	$1,070	$718,365	$972,412
Net income	-	-	-	-	-	-	101,922	101,922
Unrealized loss on investments, net of tax	-	-	-	-	-	(3,354)	-	(3,354)
Dividends to shareholders, per share $0.30	-	-	-	-	-	-	(19,249)	(19,249)
Treasury stock purchased	-	-	(441)	(14,976)	-	-	-	(14,976)
Share-based compensation expense	-	-	-	-	6,148	-	-	6,148
Common stock issued	826	8	(287)	(10,250)	748	-	-	(9,494)
BALANCE, June 30, 2026	92,899	$929	(30,322)	$(493,744)	$727,470	$(2,284)	$801,038	$1,033,409

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2025	91,024	$910	(25,304)	$(344,424)	$707,212	$166	$595,672	$959,536
Net income	-	-	-	-	-	-	84,716	84,716
Unrealized gain on investments, net of tax	-	-	-	-	-	556	-	556
Dividends to shareholders, per share $0.26	-	-	-	-	-	-	(17,532)	(17,532)
Treasury stock purchased	-	-	(1,635)	(46,082)	-	-	-	(46,082)
Earnout payments for business acquisition	-	-	158	4,243	-	-	-	4,243
Share-based compensation expense	-	-	-	-	5,443	-	-	5,443
Common stock issued	1,017	10	(307)	(7,544)	1,285	-	-	(6,249)
BALANCE, June 30, 2025	92,041	$920	(27,088)	$(393,807)	$713,940	$722	$662,856	$984,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended June 30,
(In Thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,922	$84,716
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	18,691	21,955
Bad debt expense	10,577	13,015
Compensation expense related to share-based awards	6,148	5,443
Changes in operating assets and liabilities	6,680	18,776
Net cash provided by operating activities	144,018	143,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(194,890)	(192,891)
Sales of available-for-sale investments	132,426	189,272
Purchases of property and equipment	(3,286)	(4,489)
Business acquisition	-	854
Net cash used in investing activities	(65,750)	(7,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	756	1,295
Purchase of treasury stock	(14,976)	(46,082)
Payments of employee tax associated with stock compensation	(10,250)	(7,544)
Payments of cash dividends and dividend equivalents	(19,701)	(17,718)
Earnout payments for business acquisition	-	(1,757)
Principal payments for finance lease	(2,668)	(2,432)
Principal payments for failed sale leaseback	-	(489)
Net cash used in financing activities	(46,839)	(74,727)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	31,429	61,924
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	132,280	131,753
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$163,709	$193,677

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

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “Perdoceo” and “PEC” refer to Perdoceo Education Corporation and its wholly-owned subsidiaries.

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

Operating results for the quarter and year to date ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

The unaudited condensed consolidated financial statements presented herein include the accounts of Perdoceo Education Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2026

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide all public business entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. For all public business entities, ASU 2025-05 is effective for annual periods and interim periods beginning after December 15, 2025. We have evaluated and adopted this guidance as required. The adoption did not significantly impact the presentation of our financial condition, results of operations and other disclosures.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$337,288	$122	$(1,036)	$336,374
Treasury and federal agencies	235,710	47	(1,016)	234,741
Total short-term investments (available-for-sale)	$572,998	$169	$(2,052)	$571,115

	December 31, 2025
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$329,108	$1,105	$(112)	$330,101
Treasury and federal agencies	180,631	529	(50)	181,110
Total short-term investments (available-for-sale)	$509,739	$1,634	$(162)	$511,211

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

There were no realized gains or losses from the sale of investments for the quarters and years to date ended June 30, 2026 and June 30, 2025.

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

As of June 30, 2026, we held short-term investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available-for-sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 - Fair Value Measurements at June 30, 2026 and December 31, 2025 were as follows (dollars in thousands):

	As of June 30, 2026
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$20,624	$-	$20,624
Cash and cash equivalents - federal agency debt securities	1,995	-	1,995
Short-term investments - non-governmental debt securities	-	336,374	336,374
Short-term investments - treasury and federal agencies	-	234,741	234,741
Totals	$22,619	$571,115	$593,734

	As of December 31, 2025
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$20,202	$-	$20,202
Short-term investments - non-governmental debt securities	-	330,101	330,101
Short-term investments - treasury and federal agencies	-	181,110	181,110
Totals	$20,202	$511,211	$531,413

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended June 30, 2026 and 2025 (dollars in thousands):

	For the Quarter Ended June 30, 2026					For the Quarter Ended June 30, 2025
	CTU	AIUS	USAHS	Corporate and Other	Total	CTU	AIUS	USAHS	Corporate and Other	Total
Tuition and fees, net (1)	$114,744	$56,954	$40,428	$-	$212,126	$113,718	$57,962	$36,695	$-	$208,375
Other revenue (2)	793	218	29	189	1,229	761	252	2	191	1,206
Total revenue	$115,537	$57,172	$40,457	$189	$213,355	$114,479	$58,214	$36,697	$191	$209,581

	For the Year to Date Ended June 30, 2026					For the Year to Date Ended June 30, 2025
	CTU	AIUS	USAHS	Corporate and Other	Total	CTU	AIUS	USAHS	Corporate and Other	Total
Tuition and fees, net (1)	$234,756	$114,556	$83,436	$-	$432,748	$229,065	$115,282	$75,876	$-	$420,223
Other revenue (2)	1,537	432	29	352	2,350	1,488	496	4	374	2,362
Total revenue	$236,293	$114,988	$83,465	$352	$435,098	$230,553	$115,778	$75,880	$374	$422,585

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

The amount of deferred revenue balances which are being offset with contract asset balances as of June 30, 2026 and December 31, 2025 were as follows (dollars in thousands):

	As of
	June 30, 2026	December 31, 2025
Gross deferred revenue	$127,420	$80,290
Gross contract assets	(47,066)	(42,446)
Deferred revenue, net	$80,354	$37,844

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Quarter Ended June 30, 2026				For the Quarter Ended June 30, 2025
	CTU	AIUS	USAHS	Total	CTU	AIUS	USAHS	Total
Gross deferred revenue, April 1	$20,498	$29,636	$14,208	$64,342	$92,386	$34,803	$14,302	$141,491
Revenue earned from prior balances	(18,877)	(21,566)	(13,674)	(54,117)	(85,438)	(27,108)	(12,889)	(125,435)
Billings during period(1)	153,556	66,607	54,845	275,008	84,472	45,639	49,143	179,254
Revenue earned for new billings during the period	(95,867)	(35,388)	(26,754)	(158,009)	(28,280)	(30,854)	(23,806)	(82,940)
Other adjustments	(72)	(168)	436	196	1,256	236	(277)	1,215
Gross deferred revenue, June 30	$59,238	$39,121	$29,061	$127,420	$64,396	$22,716	$26,473	$113,585

	For the Year to Date Ended June 30, 2026				For the Year to Date Ended June 30, 2025
	CTU	AIUS	USAHS	Total	CTU	AIUS	USAHS	Total
Gross deferred revenue, January 1	$37,420	$41,473	$1,397	$80,290	$33,168	$26,555	$1,568	$61,291
Revenue earned from prior balances	(35,015)	(35,021)	(1,397)	(71,433)	(29,835)	(22,964)	(455)	(53,254)
Billings during period(1)	256,311	111,961	111,526	479,798	260,057	111,154	101,530	472,741
Revenue earned for new billings during the period	(199,741)	(79,535)	(82,039)	(361,315)	(199,230)	(92,318)	(75,421)	(366,969)
Other adjustments	263	243	(426)	80	236	289	(749)	(224)
Gross deferred revenue, June 30	$59,238	$39,121	$29,061	$127,420	$64,396	$22,716	$26,473	$113,585

______________

(1)
Billings during period includes adjustments for prior billings.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.1 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively. Students are typically entitled to a partial refund until approximately a little more than halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

Our standard student receivable allowance is based on an estimate of lifetime expected credit losses for student receivables. Our estimation methodology accounts for quantitative and qualitative factors that we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for credit losses. These factors include, but are not limited to: internal repayment history, changes in the current economic, legislative or regulatory environments, internal cash collection forecasts and the ability to complete the federal financial aid process with the student. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trend analysis of our collections and write-off experience as well as monitoring any emerging factors that we believe impact our ability to collect student receivables.

We have student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $5.0 million and $4.8 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$41,734	$42,866	$45,411	$43,520
Provision for credit losses	4,832	5,457	10,577	13,015
Amounts written-off	(6,443)	(6,426)	(16,334)	(15,077)
Recoveries	509	417	978	856
Balance, end of period	$40,632	$42,314	$40,632	$42,314

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

Quantitative information related to leases for the quarters and years to date ended June 30, 2026 and 2025 is presented in the following table (dollars in thousands):

	For the Quarter Ended June 30, 2026	For the Quarter Ended June 30, 2025
Lease expenses (1)
Operating fixed lease expenses	$2,551	$2,594
Finance lease amortization expense	1,279	1,279
Finance lease interest expense	137	213
Variable lease expenses	1,136	1,100
Sublease income (2)	(112)	(91)
Total lease expenses	$4,991	$5,095

Supplemental cash flow information (3)
Gross operating cash flows for operating leases	$(1,562)	$(3,271)
Gross operating cash flows for finance leases	(245)	(213)
Gross financing cash flows for finance leases	(1,344)	(1,225)
Operating cash flows from subleases	112	91

	For the Year to Date Ended June 30, 2026	For the Year to Date Ended June 30, 2025
Lease expenses (1)
Operating fixed lease expenses	$5,106	$5,207
Finance lease amortization expense	2,558	2,558
Finance lease interest expense	293	443
Variable lease expenses	2,352	2,218
Sublease income (2)	(220)	(168)
Total lease expenses	$10,089	$10,258

Supplemental cash flow information (3)
Gross operating cash flows for operating leases	$(5,272)	$(6,717)
Gross operating cash flows for finance leases	(442)	(443)
Gross financing cash flows for finance leases	(2,668)	(2,432)
Operating cash flows from subleases	220	168
	As of June 30, 2026	As of June 30, 2025
Weighted average remaining lease term (in months) – operating leases	85	89
Weighted average remaining lease term (in months) – finance leases	22	31

Weighted average discount rate – operating leases	6.3%	6.2%
Weighted average discount rate– finance leases	5.9%	5.9%

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

Future lease obligation

During the first quarter of 2026, the Company entered into a lease agreement for a new facility for one of its campus locations. The lease is for a term of 12 years, and it is expected to commence in November 2026. As of June 30, 2026, this lease has not yet commenced and is not recorded on the condensed consolidated balance sheet. Upon commencement, the Company expects to recognize an ROU asset and a lease liability of approximately $5.0 million. The undiscounted future fixed lease payments under this agreement are approximately $7.0 million over the full term of the lease.

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

Amortization and interest expense for this failed sale-leaseback was $1.7 million for each of the quarters ended June 30, 2026 and June 30, 2025 and $3.3 million for each of the years to date ended June 30, 2026 and June 30, 2025.

Future minimum lease payments for failed sale-leaseback financing transactions as of June 30, 2026 are as follows:

Sale Leaseback Payments

2026 (1)	$2,521
2027	5,143
2028	5,246
2029	5,351
2030	5,458
2031 and thereafter	127,827
Total minimum lease payments	$151,546

Less – Amount representing interest	(108,150)
Present value of minimum lease payments	43,396
Plus - liability remaining at term end representing residual value of asset	13,782
Failed sale leaseback liability	57,178

__________________

(1)
Liabilities remaining for the year ending December 31, 2026.

8. CONTINGENCIES

An accrual for estimated legal fees and settlements of $2.6 million and $1.8 million at June 30, 2026 and December 31, 2025, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

United States of America, ex rel. Aidan K. Peters v. Perdoceo Education Corporation, Colorado Technical University, Inc. and CEC Employee Group, LLC. After cooperating with the DOJ in our response to a CID originally received on September 7, 2024, we learned on November 11, 2025, that the DOJ had declined to intervene in an FCA lawsuit originally filed under seal on November 13, 2023 in the U.S. District Court for the District of Colorado by a former employee of Colorado Technical University on behalf of himself and the federal government. The Relator subsequently elected to pursue the litigation on behalf of the federal government and filed an amended complaint on January 8, 2026. Defendants filed a motion to dismiss the amended complaint on March 16, 2026, Relator filed its opposition to the motion to dismiss on May 15, 2026, and Defendants filed a reply on June 15, 2026. If Relator is successful, he would receive a portion of the federal government’s recovery. The amended complaint makes a number of allegations that it claims are violations of the FCA arising from the Company’s compliance with the incentive compensation and misrepresentation requirements for Title IV Programs. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made but for defendants’ alleged violation of the law. The amended complaint also asserts a personal claim by the Relator-Plaintiff under the FCA’s anti-retaliation provision. Under the FCA, if a defendant is found to have violated the FCA, it can be liable to the United States for treble damages and statutory penalties, and it is liable to the Relator for his reasonable attorneys’ fees and expenses. The anti-retaliation provision of the FCA also allow for potential recovery of double-back pay and attorneys’ fees, and other relief.

Because of the many questions of fact and law that may arise, the outcomes of these legal proceedings are uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions. Accordingly, we have not recognized any liability associated with these actions.

We receive from time-to-time requests from state attorneys general, federal and state government agencies and accreditors relating to our institutions, to specific complaints they have received from students or former students or to student loan forgiveness claims which seek information about students, our programs, and other matters relating to our activities. These requests can be broad and time-consuming to respond to, and there is a risk that they could expand and/or lead to a formal action or claims of non-compliance. We are subject to a variety of other claims, lawsuits, arbitrations and investigations that arise from time to time out of the conduct of our business, including, but not limited to, matters involving prospective students, students or former students, alleged violations of the Telephone Consumer Protection Act, both individually and on behalf of a putative class, and employment matters. Periodically, matters arise that we consider outside the scope of ordinary routine litigation incidental to our business. While we currently believe that these matters, individually and in the aggregate, will not have a material adverse impact on our business, reputation, financial position, cash flows or results of operations, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows or results of operations.

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

The following is a summary of our provision for income taxes and effective tax rate for the quarters and years to date ended June 30, 2026 and 2025:

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025
Pretax income from domestic-based operations	$60,206	$56,238	$128,336	$112,743
Provision for income taxes	$12,235	$15,210	$26,414	$28,027
Effective rate	20.3%	27.0%	20.6%	24.9%

The effective tax rate for the quarter and year to date ended June 30, 2026 was impacted by the tax effect of stock-based compensation, which decreased the effective tax rate for the quarter and year to date by 0.4% and 3.1%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2026 also includes the release of previously recorded tax reserves which decreased the effective tax rate for the quarter and year to date by 1.1% and 1.2%, respectively. Additionally, the resolution of a state income tax matter decreased the effective tax rate for the quarter and year to date by 5.8% and 2.7%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2025 was impacted by the tax effect of stock-based compensation, which decreased the effective tax rate for the quarter and year to date by 0.3% and 2.9%, respectively. The effective tax rate for the quarter and year to date ended June 30, 2025 also includes the release of previously recorded tax reserves, which decreased the effective tax rate for the quarter and year to date by 1.7% and 1.5%, respectively. As of June 30, 2026, a valuation allowance of $11.5 million was maintained with respect to our state net operating losses and federal capital loss carryforward.

The income tax rate for the quarter and year to date ended June 30, 2026 does not take into account the possible future reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2026, we had accrued $5.6 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Company’s federal income tax filings are open to examinations for the tax years ended December 31, 2022 and forward.

10. SHARE-BASED COMPENSATION

Overview

On May 21, 2026, the Company's stockholders approved the Perdoceo Education Corporation 2026 Long-Term Incentive Plan (the "2026 Plan"). Effective upon stockholder approval, the 2026 Plan replaced the Company's Amended and Restated 2016 Incentive Compensation Plan (the "2016 Plan"), and no additional awards may be granted under the 2016 Plan after that date. Outstanding awards previously granted under the 2016 Plan will continue to remain outstanding and be administered in accordance with the terms of the 2016 Plan.

Under the 2026 Plan, Perdoceo may grant to eligible participants awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards, which generally may be settled in cash or shares of our common stock. Awards generally vest over specified service and/or performance periods, subject to the terms and conditions of the applicable award agreements and the 2026 Plan, including provisions for accelerated vesting in certain circumstances. Unvested awards are generally forfeited upon a participant's termination of employment or service before the applicable vesting date, except as otherwise provided in the applicable award agreement or the 2026 Plan.

Restricted Stock Units

For each of the quarters ended June 30, 2026 and 2025, the Company granted less than 0.1 million restricted stock units in each period which are not "performance-based" and which have a grant-date fair value of approximately $1.1 million and $1.3 million, respectively. For each of the years to date ended June 30, 2026 and 2025, the Company granted approximately 0.2 million restricted stock units in each period which are not "performance-based" and which have a grant-date fair value of approximately $7.4 million and $6.5 million, respectively.

For the years to date ended June 30, 2026 and 2025, the Company granted approximately 0.1 million and 0.2 million restricted stock units, respectively, which are "performance-based" and which have a grant-date fair value of approximately $5.1 million and $3.8 million, respectively. There were no performance-based restricted stock units granted during each of the quarters ended June 30, 2026 and 2025. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and cover a three-year performance period. The Company's failure to achieve these performance conditions may result in all units being forfeited even if the requisite service period is met.

All restricted stock units granted in 2026 and 2025 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters and years to date ended June 30, 2026 and 2025.

Share-Based Compensation Expense

For the quarters ended June 30, 2026 and 2025, the total share-based compensation expense was approximately $3.0 million and $2.6 million, respectively. For the years to date ended June 30, 2026 and 2025, the total share-based compensation expense was approximately $6.1 million and $5.4 million, respectively.

As of June 30, 2026, we estimate that total compensation expense of approximately $24.2 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the year to date ended June 30, 2026, we repurchased 0.4 million shares of our common stock for $15.0 million at an average price of $33.93 per share under our Stock Repurchase Program, and during the year to date ended June 30, 2025, we repurchased 1.6 million shares of our common stock for $46.1 million at an average price of $28.19 per share under the previous stock repurchase program.

During the quarter ended June 30, 2026, we repurchased 0.2 million shares of our common stock for $6.8 million at an average price of $34.19 per share under our Stock Repurchase Program, and during quarter ended June 30, 2025, we repurchased 0.7 million shares of our common stock for $20.9 million at an average price of $32.14 per share under the previous stock repurchase program.

As of June 30, 2026, approximately $85.0 million was available under the Stock Repurchase Program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares reduce the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2026 and 2025 were as follows (shares in thousands):

	For the Quarter Ended June 30,		For the Year to Date Ended June 30,
	2026	2025	2026	2025
Basic common shares outstanding	62,664	65,331	62,581	65,504
Common stock equivalents	924	1,251	925	1,218
Diluted common shares outstanding	63,588	66,582	63,506	66,722

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

As of June 30, 2026, our three reporting segments are:

•
Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2026, students enrolled at CTU represented approximately 69% of our total enrollments. Approximately 98% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.
•
The American InterContinental University System (AIUS or AIU System) is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of June 30, 2026, students enrolled at AIUS represented approximately 22% of our total enrollments. Approximately 98% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.
•
University of St. Augustine for Health Sciences (USAHS) is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education opportunities. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs and prepares professionals to serve and provide quality medical care to communities across the country. Students pursue their degrees through a network of campuses and through its online programs. As of June 30, 2026, students enrolled at USAHS represented approximately 9% of our total enrollments.

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

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
	Revenue				Operating Income (Loss)
	2026	% of Total	2025	% of Total	2026	2025
CTU	$115,537	54.2%	$114,479	54.6%	$44,479	$46,847
AIUS	57,172	26.8%	58,214	27.8%	12,607	11,495
USAHS	40,457	19.0%	36,697	17.5%	3,645	(1,694)
Corporate and Other	189	0.0%	191	0.1%	(5,850)	(5,249)
Total	$213,355	100.0%	$209,581	100.0%	$54,881	$51,399

	For the Year to Date Ended June 30,
	Revenue				Operating Income (Loss)
	2026	% of Total	2025	% of Total	2026	2025
CTU	$236,293	54.3%	$230,553	54.5%	$95,022	$93,607
AIUS	114,988	26.4%	115,778	27.4%	25,171	22,716
USAHS	83,465	19.2%	75,880	18.0%	9,952	(2,024)
Corporate and Other	352	0.1%	374	0.1%	(12,142)	(11,173)
Total	$435,098	100.0%	$422,585	100.0%	$118,003	$103,126

	Total Assets (1) as of
	June 30, 2026	December 31, 2025
CTU	$175,880	$172,405
AIUS	169,581	170,825
USAHS	294,587	287,985
Corporate and Other	694,443	616,502
Total	$1,334,491	$1,247,717

(1)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

Significant expense category by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended June 30,
Significant expense categories	CTU		AIUS		USAHS
	2026	2025	2026	2025	2026	2025
Academics and student related	$16,625	$16,473	$11,018	$11,490	$17,020	$15,978
Advertising and marketing	14,054	13,249	10,252	9,992	3,994	3,798
Admissions	12,295	12,145	8,773	8,875	1,478	1,330
Administrative (1)	23,704	21,161	10,332	11,244	3,008	5,659
Bad debt	2,837	2,545	1,927	2,635	66	279
Depreciation and amortization	1,057	1,438	1,184	1,425	7,060	7,204
All other expenses (2)	486	621	1,079	1,058	4,186	4,143

	For the Year to Date Ended June 30,
Significant expense categories	CTU		AIUS		USAHS
	2026	2025	2026	2025	2026	2025
Academics and student related	$31,799	$31,234	$22,242	$23,000	$31,216	$31,394
Advertising and marketing	27,741	26,500	21,116	20,721	7,759	7,776
Admissions	24,530	24,280	17,733	17,819	2,765	2,717
Administrative (1)	46,536	42,431	21,323	22,229	9,024	10,807
Bad debt	7,455	8,419	2,856	4,259	265	340
Depreciation and amortization	2,138	2,849	2,367	2,869	14,100	16,074
All other expenses (2)	1,072	1,233	2,180	2,165	8,384	8,796

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
•
our continued compliance with and eligibility to participate in Title IV Programs under the Higher Education Act of 1965, as amended, and the regulations thereunder (including the new 90/10 regulations, and earnings premium, financial responsibility and administrative capability standards prescribed by the U.S. Department of Education (the “Department”)), as well as applicable accreditation standards and state regulatory requirements;
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

We encourage you to review "Regulatory Updates" below, and Item 1, “Business,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 to learn more about our highly regulated industry and related risks and uncertainties, in addition to the MD&A in our 2026 Quarterly Reports on Form 10-Q.

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

2026 Second Quarter Overview

During the quarter ended June 30, 2026 ("current quarter"), our academic institutions remained focused on enhancing student experiences and academic outcomes while aligning their academic programs with the current demands of the workforce. We continued to make purposeful investments in marketing and admissions to efficiently serve prospective student interest in our academic institutions.

Total student enrollments increased 0.6% at CTU as compared to the prior year quarter end, supported by strong levels of student retention and engagement, growth within the corporate student program and consistent levels of prospective student interest. Offsetting some of these enrollment trends at CTU is an increase in the number of students graduating during 2026 as compared to 2025 as well as record prior year comparisons. Total student enrollments increased 6.0% at USAHS for the current quarter end as compared to the prior year quarter end, driven by growth in the nursing and speech language pathology programs and the introduction of new modalities for the occupational therapy program, as well as underlying student retention and engagement trends. Lastly, for AIUS, total student enrollments decreased 1.0% for the current quarter end as compared to the prior year quarter end, driven by a decrease at Trident University.

Strategic investments in technology continue to improve student experiences across our academic institutions, while enhancing operating effectiveness within our functional areas. Ongoing artificial intelligence efforts focus on our students and classroom learning, as well as enhancing various operating and functional processes. We are also selectively leveraging generative artificial intelligence to identify and engage with prospective students who, we believe, are more likely to succeed at one of our academic institutions. We remain focused on keeping our programs visible and accessible as search behavior evolves to LLM-based, AI powered searches and are actively updating our content so that it is readily accessible to, and optimized for, AI-powered search, while also investing in our brands to strengthen the visibility of our academic institutions as these AI-engines shape discovery.

Through our corporate student programs, we provide accredited degree opportunities to employees of our partner organizations, supporting their career advancement while helping corporate partners strengthen employee development and retention. We continue to make strategic investments in technology and talent to expand these programs and enhance academic outcomes across our institutions.

We expect full year adjusted operating income to be higher for 2026 as compared to 2025, supported by revenue growth combined with lower operating expenses due to our disciplined expense management and investment philosophy.

Financial Highlights

Revenue for the current quarter increased by 1.8% or $3.8 million to $213.4 million as compared to the prior year quarter, driven by increased revenue at USAHS and CTU. USAHS' revenue increased 10.2% or $3.8 million and CTU’s revenue increased 0.9% or $1.1 million, for the current quarter as compared to the prior year quarter, driven by the increase in total student enrollments at both academic institutions, partially offset with a decline of 1.8% or $1.0 million at AIUS as compared to the prior year quarter primarily due to non-Title IV and professional development offerings.

Operating income for the current quarter increased by 6.8% to $54.9 million as compared to operating income of $51.4 million in the prior year quarter, driven by increased operating income within USAHS and AIUS. The increase in operating income for the current quarter was a result of revenue growth and continued disciplined management of operating expenses.

The Company believes it is useful to present non-GAAP financial measures, such as adjusted operating income and adjusted earnings per diluted share, which exclude certain non-cash items, as a means to better understand the core performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $64.2 million for the current quarter as compared to $61.5 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended June 30, 2026 and 2025 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended		For the Year to Date Ended
	June 30,		June 30,
Adjusted Operating Income	2026	2025	2026	2025

Operating income	$54,881	$51,399	$118,003	$103,126
Depreciation and amortization	9,344	10,148	18,691	21,955
Adjusted Operating Income	$64,225	$61,547	$136,694	$125,081

	For the Quarter Ended		For the Year to Date Ended
	June 30,		June 30,
Adjusted Earnings Per Diluted Share	2026	2025	2026	2025

Earnings Per Diluted Share	$0.75	$0.62	$1.60	$1.27
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.07	0.06	0.13	0.13
Total pre-tax adjustments	$0.07	$0.06	$0.13	$0.13
Tax effect of adjustments (1)	(0.02)	(0.01)	(0.03)	(0.03)
Total adjustments after tax	0.05	0.05	0.10	0.10
Adjusted Earnings Per Diluted Share	$0.80	$0.67	$1.70	$1.37

(1)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

Regulatory Update

Recent Regulatory Development - Federal Loan Limits

As part of the 2025 reconciliation bill noted above, federal student aid programs were modified to eliminate Grad PLUS loans, subject to some limited grandfathering for existing student borrowers as of July 1, 2026, for students enrolling in graduate and professional programs and to impose new annual and lifetime borrowing limits across the remaining loan programs. A negotiated rulemaking committee reached consensus on November 6, 2025 on an entire package of loan-related changes, including federal student loan limits and the elimination of Grad PLUS loans. Final regulations were published on May 1, 2026, and became effective on July 1, 2026, as directed by the reconciliation bill.

As part of the changes, classification as a “professional program” allows post-baccalaureate students enrolled in these programs to borrow up to $50,000 per year (instead of $20,500 per year) and up to a $200,000 aggregate loan limit (instead of a $100,000 aggregate loan limit). The Department’s final regulations included a defined list of qualified “professional programs” and modified the regulatory definition of “professional degree” to include new conditions that programs must satisfy to qualify as professional degree programs eligible for the higher annual and lifetime loan limits. These new conditions are more restrictive than the terms of the reconciliation bill. As a result, a number of legal actions were filed by various groups in multiple jurisdictions that challenge the regulations as arbitrary and capricious and contrary to the text of the bill.

In American Association of Nurse Practitioners, et al. v. McMahon, No. 1:26-cv-01780 (D.D.C.), the judge issued a stay against the part of the final regulation that adopted additional non-statutory conditions and factors that exclude programs that met the bill’s definition from qualifying as “professional programs.” The rationale was that the statutory text was the clear expression of congressional intent in defining what programs qualified as “professional programs” and the additional factors adopted in the final regulation were not authorized by the bill. While continuing to contest the court’s decision, the Department has published revised guidance implementing the court’s interpretation of an expanded listing of programs that temporarily qualify as professional programs by satisfying the statutory definition, pending the outcome of the litigation.

A number of the programs at USAHS fall into this category of temporarily added “professional programs,” including its Physical Therapy, Occupational Therapy, Nursing and Speech Language Pathology programs. Historically, Title IV borrowing by graduate students at AIUS and CTU has generally fallen within the new graduate-level limits, and borrowing by USAHS students enrolled in its programs has generally fallen within the new professional program-level limits. In planning for the loan limit changes under the Department’s revised definition of professional degree programs, we have worked with private-lending partners to ensure supplemental funding is available for students on an as needed basis in the event the litigation results in these programs being required to revert to the lower “graduate degree” program loan limits. We are closely monitoring each of the ongoing legal challenges to these regulations and their associated impacts on the availability of federal student aid for our students.

For more information, see “Legislative Action and Recent Department Regulatory Initiatives” within Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2025.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended June 30, 2026 and 2025 (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2026	% of Total Revenue	2025	% of Total Revenue	2026 vs 2025 % Change	2026	% of Total Revenue	2025	% of Total Revenue	2026 vs 2025 % Change
TOTAL REVENUE	$213,355		$209,581		1.8%	$435,098		$422,585		3.0%
OPERATING EXPENSES
Educational services and facilities (1)	50,891	23.9%	50,241	24.0%	1.3%	97,956	22.5%	98,783	23.4%	-0.8%
General and administrative: (2)
Advertising and marketing	28,299	13.3%	27,039	12.9%	4.7%	56,615	13.0%	54,997	13.0%	2.9%
Admissions	22,547	10.6%	22,351	10.7%	0.9%	45,029	10.3%	44,816	10.6%	0.5%
Administrative	42,561	19.9%	42,946	20.5%	-0.9%	88,227	20.3%	85,893	20.3%	2.7%
Bad debt	4,832	2.3%	5,457	2.6%	-11.5%	10,577	2.4%	13,015	3.1%	-18.7%
Total general and administrative expense	98,239	46.0%	97,793	46.7%	0.5%	200,448	46.1%	198,721	47.0%	0.9%
Depreciation and amortization	9,344	4.4%	10,148	4.8%	-7.9%	18,691	4.3%	21,955	5.2%	-14.9%
OPERATING INCOME	54,881	25.7%	51,399	24.5%	6.8%	118,003	27.1%	103,126	24.4%	14.4%

PRETAX INCOME	60,206	28.2%	56,238	26.8%	7.1%	128,336	29.5%	112,743	26.7%	13.8%
PROVISION FOR INCOME TAXES	12,235	5.7%	15,210	7.3%	-19.6%	26,414	6.1%	28,027	6.6%	-5.8%
Effective tax rate	20.3%		27.0%			20.6%		24.9%

NET INCOME	$47,971	22.5%	$41,028	19.6%	16.9%	$101,922	23.4%	$84,716	20.0%	20.3%

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

Revenue

The current quarter and year to date revenue increased by 1.8% or $3.8 million and 3.0% or $12.5 million, respectively, as compared to the prior year periods. The improvement in revenue was primarily driven by the increase in total student enrollments at both USAHS and CTU, partially offset with a decline in revenue at AIUS as compared to the prior year quarter primarily due to non-Title IV and professional development offerings.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2026	2025	2026 vs 2025 % Change	2026	2025	2026 vs 2025 % Change
Educational services and facilities:
Academics & student related	$45,066	$44,338	1.6%	$86,066	$86,421	-0.4%
Occupancy	5,825	5,903	-1.3%	11,890	12,362	-3.8%
Total educational services and facilities	$50,891	$50,241	1.3%	$97,956	$98,783	-0.8%

Current quarter educational services and facilities expense increased by 1.3% or $0.7 million as compared to the prior year quarter. The increase was primarily driven by higher academics and student related expenses of 1.6% or $0.7 million as a result of increases in total student enrollments at USAHS and CTU. Occupancy expense remained relatively flat as compared to the prior year quarter.

The educational services and facilities expense for the current year to date decreased by 0.8% or $0.8 million as compared to the prior year period. This decrease was primarily driven by lower academics and student related costs at AIUS, as a result of lower total student enrollments as compared to the prior year period.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended June 30,			For the Year to Date Ended June 30,
	2026	2025	2026 vs 2025 % Change	2026	2025	2026 vs 2025 % Change
General and administrative:
Advertising and marketing	$28,299	$27,039	4.7%	$56,615	$54,997	2.9%
Admissions	22,547	22,351	0.9%	45,029	44,816	0.5%
Administrative	42,561	42,946	-0.9%	88,227	85,893	2.7%
Bad debt	4,832	5,457	-11.5%	10,577	13,015	-18.7%
Total general and administrative expense	$98,239	$97,793	0.5%	$200,448	$198,721	0.9%

The general and administrative expense for the current quarter and year to date increased by 0.5% or $0.4 million and 0.9% or $1.7 million, respectively, as compared to the prior year periods, primarily driven by increased advertising and marketing expense for both comparative periods as well as increased administrative expense for the current year to date as compared to the prior year period. Partially offsetting these increases were decreases in bad debt expense as compared to the prior year periods.

Advertising and marketing expense for the current quarter and year to date increased by 4.7% or $1.3 million and 2.9% or $1.6 million, respectively, as compared to the prior year periods. The current quarter increase was primarily due to higher advertising and marketing spend across all three institutions, while the year to date increase was primarily due to higher spend at CTU and AIUS, compared to the respective prior year periods.

The increase in administrative expense for the year to date was primarily driven by increased legal fees for previously disclosed legal matters within CTU as compared to the prior year period.

Bad debt expense incurred by each of our segments during the quarters and years to date ended June 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Quarter Ended June 30,					For the Year to Date Ended June 30,
	2026	% of Segment Revenue	2025	% of Segment Revenue	2026 vs 2025 % Change	2026	% of Segment Revenue	2025	% of Segment Revenue	2026 vs 2025 % Change
Bad debt expense:
CTU	$2,837	2.5%	$2,545	2.2%	11.5%	$7,455	3.2%	$8,419	3.7%	-11.5%
AIUS	1,927	3.4%	2,635	4.5%	-26.9%	2,856	2.5%	4,259	3.7%	-32.9%
USAHS	66	0.2%	279	0.8%	-76.3%	265	0.3%	340	0.4%	-22.1%
Corporate and Other	2	NM	(2)	NM	NM	1	NM	(3)	NM	NM
Total bad debt expense	$4,832	2.3%	$5,457	2.6%	-11.5%	$10,577	2.4%	$13,015	3.1%	-18.7%

Bad debt expense for the current quarter and year to date decreased by 11.5% or $0.6 million and 18.7% or $2.4 million, respectively, as compared to the prior year periods. The decrease for the current quarter was primarily due to lower bad debt expense at AIUS and USAHS, which more than offset higher bad debt expense at CTU. The year to date decrease was primarily driven by lower bad debt expense across all three academic institutions as compared to the prior year period.

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

Depreciation and Amortization

Depreciation and amortization expense for the current quarter and year to date decreased by $0.8 million and $3.3 million, respectively, as compared to the prior year periods, primarily driven by decreases across all three academic institutions, with the year to date decrease primarily driven by leased assets within USAHS.

Operating Income

Operating income for the current quarter and year to date increased by 6.8% or $3.5 million and 14.4% or $14.9 million, respectively, as compared to the prior year periods. This improvement was primarily driven by increased revenue, as well as disciplined management of operating expenses, particularly in the current year to date, as compared to the prior year periods.

Provision for Income Taxes

For the quarter and year to date ended June 30, 2026, we recorded a provision for income taxes of $12.2 million reflecting an effective tax rate of 20.3% and $26.4 million reflecting an effective tax rate of 20.6%, respectively, as compared to a provision for income taxes of $15.2 million reflecting an effective tax rate of 27.0% and $28.0 million reflecting an effective tax rate of 24.9% for the respective prior year periods. The effective tax rate for the current quarter and year to date was benefited by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which, when combined, reduced the effective tax rate by 7.3% and 7.0%, respectively. The effective tax rate for the prior year quarter and year to date was benefited by the tax effect of stock-based compensation and the release of previously recorded tax reserves, which, when combined, reduced the effective tax rate by 2.0% and 4.4%, respectively. For the full year 2026, we expect our effective tax rate to be between 23.0% and 24.0%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2026	2025	% Change	2026	2025	% Change	2026	2025
REVENUE:
CTU	$115,537	$114,479	0.9%	$44,479	$46,847	-5.1%	38.5%	40.9%
AIUS	57,172	58,214	-1.8%	12,607	11,495	9.7%	22.1%	19.7%
USAHS	40,457	36,697	10.2%	3,645	(1,694)	315.2%	9.0%	-4.6%
Corporate and other	189	191	-1.0%	(5,850)	(5,249)	11.4%	NM	NM
Total	$213,355	$209,581	1.8%	$54,881	$51,399	6.8%	25.7%	24.5%

	For the Year to Date Ended June 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2026	2025	% Change	2026	2025	% Change	2026	2025
REVENUE:
CTU	$236,293	$230,553	2.5%	$95,022	$93,607	1.5%	40.2%	40.6%
AIUS	114,988	115,778	-0.7%	25,171	22,716	10.8%	21.9%	19.6%
USAHS	83,465	75,880	10.0%	9,952	(2,024)	591.7%	11.9%	-2.7%
Corporate and other	352	374	-5.9%	(12,142)	(11,173)	8.7%	NM	NM
Total	$435,098	$422,585	3.0%	$118,003	$103,126	14.4%	27.1%	24.4%

	TOTAL STUDENT ENROLLMENTS
	As of June 30,
	2026	2025	% Change
CTU	32,110	31,910	0.6%
AIUS	10,510	10,620	-1.0%
USAHS	4,210	3,970	6.0%
Total	46,830	46,500	0.7%

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

CTU. Current quarter and year to date revenue increased by 0.9% or $1.1 million and 2.5% or $5.7 million, respectively, as compared to the prior year periods. The improvement in revenue was primarily driven by increase in total student enrollment of 0.6% at June 30, 2026 as compared to the prior year quarter end. CTU's total student enrollment growth was supported by high levels of student retention and engagement, growth in the corporate student program and higher levels of prospective student interest. Offsetting some of these enrollment trends at CTU is an increase in the number of students graduating during 2026 as compared to 2025 as well as record prior year comparisons.

Current quarter operating income for CTU decreased by 5.1% or $2.4 million as compared to the prior year period. The decrease was primarily driven by increased legal fees related to previously disclosed legal matters, partially offset by the increase in revenue as discussed above, as compared to the prior year period. Current year to date operating income increased by 1.5% or $1.4 million as compared to the prior year period. The increase was primarily driven by higher revenue as discussed above and lower bad debt expense, which more than offset increased legal fees during the current year to date.

AIUS. Current quarter and year to date revenue decreased by 1.8% or $1.0 million and 0.7% or $0.8 million, respectively, as compared to the prior year periods, primarily due to non-Title IV and professional development offerings. Total student enrollments decreased 1.0% at June 30, 2026 as compared to the prior year quarter end, driven by a decrease at Trident University.

Current quarter and year to date operating income for AIUS increased by 9.7% or $1.1 million and 10.8% or $2.5 million, respectively, as compared to the prior year period, driven by lower operating expenses across most expense categories as compared to the prior year periods, which more than offset the decrease in revenue.

USAHS. Current quarter and year to date revenue increased by 10.2% or $3.8 million and 10.0% or $7.6 million, respectively, as compared to the prior year periods, primarily driven by total student enrollment growth of 6.0% at June 30, 2026, as compared to the prior year quarter end.

Current quarter and year to date operating income increased by $5.3 million and $12.0 million, respectively, as compared to the prior year periods, primarily driven by the increase in revenue as discussed above.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter and year to date increased by 11.4% or $0.6 million and 8.7% or $1.0 million, respectively, as compared to the prior year periods, primarily driven by increased administrative costs for both comparative periods.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2026, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $734.8 million. Restricted cash as of June 30, 2026 was $0.8 million and primarily related to escrow balances for Hippo Education and required letters of credit for USAHS. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2026. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, share repurchases and quarterly dividend payments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On January 2, 2026, the Board of Directors of the Company approved a common stock repurchase program, authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on the open market, which expires on June 30, 2027. The stock repurchase program may be modified, suspended or discontinued at any time in the Company's discretion without prior notice, and does not commit the Company to repurchase shares of its common stock. The timing of purchases and the number of shares repurchased under the program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. See Note 11 "Stock Repurchase Program" to our unaudited condensed consolidated financial statements for additional details.

The Board of Directors approved the aforementioned stock repurchase program believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believes to be the intrinsic value of the Company’s common stock.

On August 6, 2026 the Board of Directors declared a quarterly dividend of $0.17 per share, an increase of 13.3% as compared to the prior quarter, which will be paid on September 10, 2026 for holders of record of common stock as of September 1, 2026. Any decision to pay future cash dividends, however, will be made by the board of directors and depend on the Company's available retained earnings, financial condition and other relevant factors. The Company expects quarterly dividend payments to be an integral and growing part of its balanced capital allocation strategy that also prioritizes investments in student support and technology projects, while also evaluating acquisitions and share repurchases.

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

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2026 and 2025, net cash flows provided by operating activities totaled $144.0 million and $143.9 million, respectively.

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

Investing Cash Flows

During the years to date ended June 30, 2026 and 2025, net cash flows used in investing activities totaled $65.8 million and $7.3 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $62.5 million and $3.6 million for the years to date ended June 30, 2026 and 2025, respectively.

Capital Expenditures. Capital expenditures decreased to $3.3 million for the year to date ended June 30, 2026 as compared to $4.5 million for the year to date ended June 30, 2025. For the full year 2026, we expect capital expenditures to be approximately 1.0% of revenue.

Financing Cash Flows

During the years to date ended June 30, 2026 and 2025, net cash flows used in financing activities totaled $46.8 million and $74.7 million, respectively. Payments to repurchase shares of our common stock were $15.0 million and $46.1 million for the years to date ended June 30, 2026 and 2025, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $10.3 million and $7.5 million for the years to date ended June 30, 2026 and 2025, respectively.

Payments of cash dividends and dividend equivalents. During the years to date ended June 30, 2026 and 2025, the Company made dividend and dividend equivalent payments of $19.7 million and $17.7 million, respectively.

Principal payments for finance leases and failed sale-leaseback. During the year to date ended June 30, 2026, the Company made principal payments of $2.7 million for finance leases, and during the year to date June 30, 2025, principal payments of $2.9 million were made for finance leases and failed sale-leaseback transactions, both related to USAHS.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2025 to June 30, 2026 were as follows (dollars in thousands):

	June 30,	December 31,
	2026	2025	% Change
ASSETS
CURRENT ASSETS:
Restricted cash	$820	$21,310	-96%
Student receivables, net	40,035	27,197	47%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses - income taxes	3,565	5,627	-37%
Deferred revenue	80,354	37,844	112%

Restricted cash: The decrease is driven by the release of a letter of credit related to USAHS with the Department.

Student receivables, net: The increase is driven by timing of student billings for academic terms and respective cash receipts at our universities.

Accrued expenses - income taxes: The decrease primarily relates to payments made during the current quarter of estimated income taxes and prior year extension payments.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At June 30, 2026, a 100 basis point increase or decrease in average interest rates applicable to our investments would not have had a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of June 30, 2026 and December 31, 2025. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2026:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2025				$239,095
January 1, 2026—January 31, 2026	-	$-	-	100,000,000
February 1, 2026—February 28, 2026	95,827	32.98	95,827	96,837,489
March 1, 2026—March 31, 2026	432,027	35.24	145,546	91,858,190
April 1, 2026—April 30, 2026	-	-	-	91,858,190
May 1, 2026—May 31, 2026	105,000	33.64	105,000	88,323,694
June 1, 2026—June 30, 2026	95,000	34.80	95,000	85,015,655
Total	727,854		441,373

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

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

3.1	Restated Certificate of Incorporation of Perdoceo Education Corporation (originally incorporated on January 5, 1994)	Exhibit 3.2 to our Form 8-K filed on December 18, 2019

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Perdoceo Education Corporation dated May 25, 2023	Exhibit 3.1 to our Form 8-K filed on June 1, 2023

3.3	Seventh Amended and Restated By-laws of Perdoceo Education Corporation effective January 1, 2020	Exhibit 3.3 to our Form 8-K filed on December 18, 2019

*10.1	Perdoceo Education Corporation 2026 Long-Term Incentive Plan	Exhibit 10.1 to our Form 8-K filed on May 27, 2026

*10.2	Form of Restricted Stock Unit Award Agreement under the 2026 Plan	Exhibit 10.2 to our Form 8-K filed on May 27, 2026

*10.3	Form of Performance Share Unit Award Agreement under the 2026 Plan	Exhibit 10.3 to our Form 8-K filed on May 27, 2026

*10.4	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the 2026 Plan	Exhibit 10.4 to our Form 8-K filed on May 27, 2026

+31.1	Certification of CEO Pursuant to Rule 13a-14(a)

+31.2	Certification of CFO Pursuant to Rule 13a-14(a)

+32.1	Certification of CEO Pursuant to 18 U.S.C. 1350

+32.2	Certification of CFO Pursuant to 18 U.S.C. 1350

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)
____
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: August 6, 2026	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)