Form 10-Q
period 2026-09-30
PERDOCEO EDUCATION Corp
filed 2026-11-05
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 30, 2026: 61,980,422

PERDOCEO EDUCATION CORPORATION

FORM 10-Q

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Thousands, Except Share and Per Share Amounts)	2026	2025
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents, unrestricted	$188,542	$110,970
Restricted cash	308	21,310
Total cash, cash equivalents and restricted cash	188,850	132,280
Short-term investments	588,010	511,211
Total cash and cash equivalents, restricted cash and short-term investments	776,860	643,491
Student receivables, gross	65,185	68,346
Allowance for credit losses	(33,647)	(41,149)
Student receivables, net	31,538	27,197
Receivables, other	6,395	5,037
Prepaid expenses	16,486	16,881
Inventories	2,111	4,049
Other current assets	158	208
Total current assets	833,548	696,863

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $98,640 and $86,908 as of September 30, 2026 and December 31, 2025, respectively	76,836	83,314
Right of use asset, net - operating	37,946	43,290
Right of use asset, net - finance	6,422	10,259
Goodwill	265,697	265,697
Intangible assets, net of amortization of $57,312 and $44,786 as of September 30, 2026 and December 31, 2025, respectively	65,419	77,945
Student receivables, gross	9,589	9,073
Allowance for credit losses	(4,180)	(4,262)
Student receivables, net	5,409	4,811
Deferred income tax assets, net	57,438	57,438
Other assets	8,567	8,100
TOTAL ASSETS	$1,357,282	$1,247,717
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lease liabilities-operating	$7,987	$6,032
Lease liabilities-finance	5,635	5,458
Accounts payable	17,456	14,271
Accrued expenses:
Payroll and related benefits	34,419	44,363
Advertising and marketing costs	7,690	7,838
Income taxes	6,716	5,627
Other	22,421	16,374
Deferred revenue	81,443	37,844
Total current liabilities	183,767	137,807

NON-CURRENT LIABILITIES:
Lease liabilities-operating	37,497	43,752
Lease liabilities-finance	1,882	6,097
Sale lease-back financing	57,274	56,992
Other liabilities	30,453	30,657
Total non-current liabilities	127,106	137,498
Commitments and Contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,912,606 and 92,072,703 shares issued, 61,980,422 and 62,478,373 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	929	921
Additional paid-in capital	730,706	720,574
Accumulated other comprehensive (loss) income	(6,251)	1,070
Retained earnings	834,624	718,365
Treasury stock, at cost; 30,932,184 and 29,594,330 shares as of September 30, 2026 and December 31, 2025, respectively	(513,599)	(468,518)
Total stockholders' equity	1,046,409	972,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,357,282	$1,247,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands, Except Per Share Amounts)	2026	2025	2026	2025
REVENUE:
Tuition and fees, net	$214,715	$210,674	$647,463	$630,897
Other	1,148	1,198	3,498	3,560
Total revenue	215,863	211,872	650,961	634,457

OPERATING EXPENSES:
Educational services and facilities	47,951	49,141	145,907	147,924
General and administrative	103,412	101,757	303,860	300,478
Depreciation and amortization	9,405	10,015	28,096	31,970
Total operating expenses	160,768	160,913	477,863	480,372
Operating income	55,095	50,959	173,098	154,085

OTHER INCOME:
Interest income	7,033	6,652	20,288	19,588
Interest expense	(1,474)	(1,592)	(4,492)	(4,885)
Miscellaneous income (expense)	172	2	268	(24)
Total other income	5,731	5,062	16,064	14,679

PRETAX INCOME	60,826	56,021	189,162	168,764
Provision for income taxes	16,438	16,171	42,852	44,198
NET INCOME	44,388	39,850	146,310	124,566

NET INCOME PER SHARE - BASIC:	$0.71	$0.62	$2.34	$1.91

NET INCOME PER SHARE - DILUTED:	$0.70	$0.60	$2.31	$1.87

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	62,325	64,647	62,494	65,215
Diluted	63,251	66,007	63,446	66,510

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(In Thousands)	2026	2025	2026	2025
NET INCOME	$44,388	$39,850	$146,310	$124,566
OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Unrealized (loss) gain on investments	(3,967)	508	(7,321)	1,064
Total other comprehensive (loss) income	(3,967)	508	(7,321)	1,064
COMPREHENSIVE INCOME	$40,421	$40,358	$138,989	$125,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
BALANCE, July 1, 2026	92,899	$929	(30,322)	$(493,744)	$727,470	$(2,284)	$801,038	$1,033,409
Net income	-	-	-	-	-	-	44,388	44,388
Unrealized loss on investments, net of tax	-	-	-	-	-	(3,967)	-	(3,967)
Dividends to shareholders, per share $0.17	-	-	-	-	-	-	(10,802)	(10,802)
Treasury stock purchased	-	-	(610)	(19,855)	-	-	-	(19,855)
Share-based compensation expense	-	-	-	-	3,059	-	-	3,059
Common stock issued	14	-	-	-	177	-	-	177
BALANCE, September 30, 2026	92,913	$929	(30,932)	$(513,599)	$730,706	$(6,251)	$834,624	$1,046,409

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, July 1, 2025	92,041	$920	(27,088)	$(393,807)	$713,940	$722	$662,856	$984,631
Net income	-	-	-	-	-	-	39,850	39,850
Unrealized gain on investments, net of tax	-	-	-	-	-	508	-	508
Dividends to shareholders, per share $0.15	-	-	-	-	-	-	(9,945)	(9,945)
Treasury stock purchased	-	-	(660)	(20,639)	-	-	-	(20,639)
Share-based compensation expense	-	-	-	-	3,160	-	-	3,160
Common stock issued	29	1	-	-	285	-	-	286
BALANCE, September 30, 2025	92,070	$921	(27,748)	$(414,446)	$717,385	$1,230	$692,761	$997,851

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, January 1, 2026	92,073	$921	(29,594)	$(468,518)	$720,574	$1,070	$718,365	$972,412
Net income	-	-	-	-	-	-	146,310	146,310
Unrealized loss on investments, net of tax	-	-	-	-	-	(7,321)	-	(7,321)
Dividends to shareholders, per share $0.47	-	-	-	-	-	-	(30,051)	(30,051)
Treasury stock purchased	-	-	(1,051)	(34,831)	-	-	-	(34,831)
Share-based compensation expense	-	-	-	-	9,207	-	-	9,207
Common stock issued	840	8	(287)	(10,250)	925	-	-	(9,317)
BALANCE, September 30, 2026	92,913	$929	(30,932)	$(513,599)	$730,706	$(6,251)	$834,624	$1,046,409

	Common Stock		Treasury Stock			Accumulated Other
(In Thousands)	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, January 1, 2025	91,024	$910	(25,304)	$(344,424)	$707,212	$166	$595,672	$959,536
Net income	-	-	-	-	-	-	124,566	124,566
Unrealized gain on investments, net of tax	-	-	-	-	-	1,064	-	1,064
Dividends to shareholders, per share $0.41	-	-	-	-	-	-	(27,477)	(27,477)
Treasury stock purchased	-	-	(2,295)	(66,721)	-	-	-	(66,721)
Earnout payments for business acquisition	-	-	158	4,243	-	-	-	4,243
Share-based compensation expense	-	-	-	-	8,603	-	-	8,603
Common stock issued	1,046	11	(307)	(7,544)	1,570	-	-	(5,963)
BALANCE, September 30, 2025	92,070	$921	(27,748)	$(414,446)	$717,385	$1,230	$692,761	$997,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PERDOCEO EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year to Date Ended September 30,
(In Thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,310	$124,566
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	28,096	31,970
Bad debt expense	15,447	20,928
Compensation expense related to share-based awards	9,207	8,603
Changes in operating assets and liabilities	24,702	(937)
Net cash provided by operating activities	223,762	185,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(273,583)	(303,248)
Sales of available-for-sale investments	190,797	278,926
Purchases of property and equipment	(5,448)	(6,342)
Business acquisition	-	854
Net cash used in investing activities	(88,234)	(29,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	933	1,581
Purchase of treasury stock	(34,831)	(66,721)
Payments of employee tax associated with stock compensation	(10,250)	(7,544)
Payments of cash dividends and dividend equivalents	(30,256)	(27,383)
Release of cash held in escrow	(516)	(300)
Earnout payments for business acquisition	-	(1,757)
Principal payments for finance lease	(4,038)	(3,681)
Principal payments for failed sale leaseback	-	(489)
Net cash used in financing activities	(78,958)	(106,294)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	56,570	49,026
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	132,280	131,753
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$188,850	$180,779

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

Operating results for the quarter and year to date ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted in 2026

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide all public business entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. For all public business entities, ASU 2025-05 is effective for annual periods and interim periods beginning after December 15, 2025. We have evaluated and adopted this guidance, including the practical expedient. The adoption did not significantly impact the presentation of our financial condition, results of operations and other disclosures.

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

4. FINANCIAL INSTRUMENTS

Investments consist of the following as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$335,346	$26	$(3,206)	$332,166
Treasury and federal agencies	258,512	2	(2,670)	255,844
Total short-term investments (available-for-sale)	$593,858	$28	$(5,876)	$588,010

	December 31, 2025
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Short-term investments (available-for-sale):
Non-governmental debt securities	$329,108	$1,105	$(112)	$330,101
Treasury and federal agencies	180,631	529	(50)	181,110
Total short-term investments (available-for-sale)	$509,739	$1,634	$(162)	$511,211

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

There were no realized gains or losses from the sale of investments for the quarters and years to date ended September 30, 2026 and September 30, 2025.

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

As of September 30, 2026, we held short-term investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of non-governmental debt securities and treasury and federal agencies securities. Available-for-sale securities included in Level 2 are estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC Topic 820 - Fair Value Measurements at September 30, 2026 and December 31, 2025 were as follows (dollars in thousands):

	As of September 30, 2026
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$23,215	$-	$23,215
Cash and cash equivalents - non-governmental debt securities	3,469	-	3,469
Cash and cash equivalents - treasury and federal agencies	1,396	-	1,396
Short-term investments - non-governmental debt securities	-	332,166	332,166
Short-term investments - treasury and federal agencies	-	255,844	255,844
Totals	$28,080	$588,010	$616,090

	As of December 31, 2025
	Level 1	Level 2	Total
Cash and cash equivalents - money market funds	$20,202	$-	$20,202
Short-term investments - non-governmental debt securities	-	330,101	330,101
Short-term investments - treasury and federal agencies	-	181,110	181,110
Totals	$20,202	$511,211	$531,413

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following tables disaggregate our revenue by major source for the quarters and years to date ended September 30, 2026 and 2025 (dollars in thousands):

	For the Quarter Ended September 30,
	CTU		AIUS		USAHS		Corporate and Other		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Tuition and fees, net (1)	$116,599	$116,311	$56,450	$56,394	$41,666	$37,969	$-	$-	$214,715	$210,674
Other revenue (2)	789	758	141	273	29	2	189	165	1,148	1,198
Total revenue	$117,388	$117,069	$56,591	$56,667	$41,695	$37,971	$189	$165	$215,863	$211,872

	For the Year to Date Ended September 30,
	CTU		AIUS		USAHS		Corporate and Other		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Tuition and fees, net (1)	$351,355	$345,376	$171,006	$171,676	$125,102	$113,845	$-	$-	$647,463	$630,897
Other revenue (2)	2,326	2,246	573	769	58	6	541	539	3,498	3,560
Total revenue	$353,681	$347,622	$171,579	$172,445	$125,160	$113,851	$541	$539	$650,961	$634,457

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

The amount of deferred revenue balances which are being offset with contract asset balances as of September 30, 2026 and December 31, 2025 were as follows (dollars in thousands):

	As of
	September 30, 2026	December 31, 2025
Gross deferred revenue	$123,113	$80,290
Gross contract assets	(41,670)	(42,446)
Deferred revenue, net	$81,443	$37,844

Deferred Revenue

Changes in our deferred revenue balances for the quarters and years to date ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Quarter Ended September 30, 2026				For the Quarter Ended September 30, 2025
	CTU	AIUS	USAHS	Total	CTU	AIUS	USAHS	Total
Gross deferred revenue, July 1	$59,238	$39,121	$29,061	$127,420	$64,396	$22,716	$26,473	$113,585
Revenue earned from prior balances	(54,806)	(29,299)	(28,054)	(112,159)	(59,163)	(16,104)	(25,713)	(100,980)
Billings during period(1)	101,706	43,070	61,146	205,922	101,912	64,006	56,204	222,122
Revenue earned for new billings during the period	(61,793)	(27,151)	(13,612)	(102,556)	(57,148)	(40,290)	(12,256)	(109,694)
Other adjustments	(435)	426	4,495	4,486	(524)	(322)	733	(113)
Gross deferred revenue, September 30	$43,910	$26,167	$53,036	$123,113	$49,473	$30,006	$45,441	$124,920

	For the Year to Date Ended September 30, 2026				For the Year to Date Ended September 30, 2025
	CTU	AIUS	USAHS	Total	CTU	AIUS	USAHS	Total
Gross deferred revenue, January 1	$37,420	$41,473	$1,397	$80,290	$33,168	$26,555	$1,568	$61,291
Revenue earned from prior balances	(34,992)	(36,847)	(1,397)	(73,236)	(29,825)	(25,022)	(455)	(55,302)
Billings during period(1)	358,017	155,031	172,672	685,720	361,969	175,160	157,734	694,863
Revenue earned for new billings during the period	(316,363)	(134,159)	(123,705)	(574,227)	(315,551)	(146,654)	(113,390)	(575,595)
Other adjustments	(172)	669	4,069	4,566	(288)	(33)	(16)	(337)
Gross deferred revenue, September 30	$43,910	$26,167	$53,036	$123,113	$49,473	$30,006	$45,441	$124,920

______________

(1)
Billings during the periods presented includes adjustments for prior billings.

Tuition Refunds

If a student withdraws from one of our academic institutions prior to the completion of the academic term, we refund the portion of tuition and fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount to be refunded to a student is calculated based upon the percent of the term attended and the amount of tuition and fees paid by the student as of their withdrawal date. In certain circumstances, we have recognized revenue for students who have withdrawn that we are not entitled to retain. We have estimated a reserve for these limited circumstances based on historical evidence in the amount of $2.1 million and $2.3 million as of September 30, 2026 and December 31, 2025, respectively. Students are typically entitled to a partial refund until approximately a little more than halfway through their term. Pursuant to each university’s policy, once a student reaches the point in the term where no refund is given, the student would not have a refund due if withdrawing from the university subsequent to that date.

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

We have student receivables that are due greater than 12 months from the date of our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the amount of non-current student receivables under payment plans that are longer than 12 months in duration, net of allowance for credit losses, was $5.4 million and $4.8 million, respectively.

Allowance for Credit Losses

We define student receivables as a portfolio segment under ASC Topic 326 – Financial Instruments – Credit Losses. Changes in our current and non-current allowance for credit losses related to our student receivable portfolio in accordance with the guidance under ASU 2016-13 for the quarters and years to date ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$40,632	$42,314	$45,411	$43,520
Provision for credit losses	4,870	7,913	15,447	20,928
Amounts written-off	(8,051)	(6,722)	(24,385)	(21,799)
Recoveries	376	407	1,354	1,263
Balance, end of period	$37,827	$43,912	$37,827	$43,912

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

Quantitative information related to leases for the quarters and years to date ended September 30, 2026 and 2025 is presented in the following table (dollars in thousands):

	For the Quarter Ended September 30, 2026	For the Quarter Ended September 30, 2025
Lease expenses (1)
Operating fixed lease expenses	$2,361	$2,557
Finance lease amortization expense	1,279	1,279
Finance lease interest expense	117	195
Variable lease expenses	1,313	1,076
Sublease income (2)	(165)	(109)
Total lease expenses	$4,905	$4,998

Supplemental cash flow information (3)
Gross operating cash flows for operating leases	$(4,104)	$(2,900)
Gross operating cash flows for finance leases	(161)	(195)
Gross financing cash flows for finance leases	(1,370)	(1,249)
Operating cash flows from subleases	165	109

	For the Year to Date Ended September 30, 2026	For the Year to Date Ended September 30, 2025
Lease expenses (1)
Operating fixed lease expenses	$7,467	$7,764
Finance lease amortization expense	3,837	3,837
Finance lease interest expense	410	638
Variable lease expenses	3,665	3,294
Sublease income (2)	(385)	(277)
Total lease expenses	$14,994	$15,256

Supplemental cash flow information (3)
Gross operating cash flows for operating leases	$(9,376)	$(9,617)
Gross operating cash flows for finance leases	(603)	(638)
Gross financing cash flows for finance leases	(4,038)	(3,681)
Operating cash flows from subleases	385	277
	As of September 30, 2026	As of September 30, 2025
Weighted average remaining lease term (in months) – operating leases	81	87
Weighted average remaining lease term (in months) – finance leases	16	28

Weighted average discount rate – operating leases	6.4%	6.2%
Weighted average discount rate– finance leases	5.9%	5.9%

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

Future lease obligation

During the first quarter of 2026, the Company entered into a lease agreement for a new facility for one of its campus locations. The lease is for a term of 12 years, and it is expected to commence in November 2026. As of September 30, 2026, this lease has not yet commenced and is not recorded on the condensed consolidated balance sheet. Upon commencement, the Company expects to recognize an ROU asset and a lease liability of approximately $5.0 million. The undiscounted future fixed lease payments under this agreement are approximately $7.0 million over the full term of the lease.

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

Amortization and interest expense for this failed sale-leaseback was $1.6 million for each of the quarters ended September 30, 2026 and September 30, 2025 and $4.9 million for each of the years to date ended September 30, 2026 and September 30, 2025.

Future minimum lease payments for failed sale-leaseback financing transactions as of September 30, 2026 are as follows:

Lease Payments

2026 (1)	$1,261
2027	5,143
2028	5,246
2029	5,351
2030	5,458
2031 and thereafter	127,827
Total minimum lease payments	$150,286

Less – Amount representing interest	(106,794)
Present value of minimum lease payments	43,492
Plus - liability remaining at term end representing residual value of asset	13,782
Failed sale leaseback liability	57,274

__________________

(1)
Liabilities remaining for the year ending December 31, 2026.

8. PENDING BUSINESS ACQUISITION

Agreement to acquire South University

On September 14, 2026, Perdoceo Education Corporation signed a definitive agreement (the “Purchase Agreement”) to acquire 100% of the membership interests of South University Savannah, LLC ("South" or "South University"). The Company expects to complete the acquisition as early as April 2027, subject to satisfaction of conditions contained in the Purchase Agreement, including, among others, (a) receipt of certain third party consents, including from applicable educational regulatory agencies, (b) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (c) the absence of injunctions or other legal restraints prohibiting the transactions contemplated by the Purchase Agreement, (d) the accuracy of the parties’ respective representations and warranties in the Purchase Agreement and (e) compliance by the parties with their respective pre-closing covenants in the Purchase Agreement.

Under the terms of the Purchase Agreement, the initial cash payment of $150 million due on the closing date of the transaction will be subject to adjustment for cash, net working capital, and certain agreed upon debt-like items, in each case based on South’s balance sheet as of the beginning of April 2027, and indebtedness and seller transaction expenses outstanding at closing. The Company is also expected to pay: (i) an additional $18 million in deferred cash consideration paid out in installments over 24 months following closing of the transaction; and (ii) dependent upon achievement of certain milestones, up to $56 million in earn-out cash payments tied to specified EBITDA thresholds for fiscal years 2027, 2028 and 2029. The purchase price and the deferred consideration and earn-out payments, if any, are expected to be funded fully using the Company’s available cash balances.

The foregoing description of the Purchase Agreement and the transactions contemplated thereby does not purport to be complete, and is qualified in its entirety by, the full text of the Purchase Agreement, a copy of which was filed as an exhibit to the Company’s Form 8-K, filed on September 14, 2026. Please refer to that Form 8-K for additional information, including other material terms and conditions related to the pending acquisition.

9. CONTINGENCIES

An accrual for estimated legal fees and settlements of $5.2 million and $1.8 million at September 30, 2026 and December 31, 2025, respectively, is presented within other current liabilities on our condensed consolidated balance sheets.

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

United States of America, ex rel. Fiorisce LLC v. Perdoceo Education Corporation and Colorado Technical University, Inc. On July 19, 2023, we became aware of a complaint originally filed in the U.S. District Court for the District of Colorado on February 25, 2021 and thereafter amended on May 19, 2023 and on May 19, 2025. The original complaint was filed under seal by a former employee of Colorado Technical University through a limited liability company, on behalf of the LLC and the federal government. On July 18, 2023, the district court ordered the complaint unsealed and we were notified that the U.S. Department of Justice ("DOJ") had declined to intervene in the action on February 3, 2023. The Company had previously received a Civil Investigative Demand ("CID") related to this complaint on April 8, 2022 from the DOJ and had been cooperating with the DOJ in its review. After the federal government declined to intervene in this case, the Relator elected to pursue the litigation on behalf of the federal government. Both parties filed respective motions for summary judgement on October 12, 2026, with Relator seeking only partial summary judgment with respect to one element of its claims and the Company’s seeking summary judgment in its favor on the case as a whole. Opposition briefs and reply briefs are due on November 6, 2026 and November 20, 2026, respectively. Because Relator bears the burden of proving each of the elements of a violation of the False Claims Act (“FCA”), if the Company’s motion is granted, the case would end with the judgment entered in the Company’s favor. If Relator’s motion is granted, Relator would have one less element of its allegation to prove at trial. Ultimately, if the Relator is successful in the litigation, it would receive a portion of the federal government’s recovery. The second amended complaint alleges violations of the FCA related to the Company’s compliance with federal financial aid credit hour requirements in connection with its use of its learning management system. Relator claims that defendants’ conduct caused the government to make payments of federal funds to defendants which the government would not have made but for defendants’ alleged violation of the law. Relator seeks treble damages plus civil penalties and attorneys’ fees.

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

The following is a summary of our provision for income taxes and effective tax rate for the quarters and years to date ended September 30, 2026 and 2025:

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025
Pretax income from domestic-based operations	$60,826	$56,021	$189,162	$168,764
Provision for income taxes	$16,438	$16,171	$42,852	$44,198
Effective rate	27.0%	28.9%	22.7%	26.2%

The effective tax rate for the year to date ended September 30, 2026 includes resolution of a state income tax matter, which decreased the year to date effective tax rate by 1.8%. As of September 30, 2026, a valuation allowance of $11.4 million was maintained with respect to our state net operating losses and federal capital loss carryforward.

The income tax rate for the quarter and year to date ended September 30, 2026 does not take into account the possible future reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2026, we had accrued $6.2 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and local tax authorities and these audits are at various stages of completion at any given time. The Company’s federal income tax filings are open to examinations for the tax years ended December 31, 2023 and forward.

11. SHARE-BASED COMPENSATION

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

Restricted Stock Units

For the years to date ended September 30, 2026 and 2025, the Company granted approximately 0.2 million restricted stock units in each period which are not "performance-based" and which have a grant-date fair value of approximately $7.4 million and $6.5 million, respectively.

For the years to date ended September 30, 2026 and 2025, the Company granted approximately 0.1 million and 0.2 million restricted stock units, respectively, which are "performance-based" and which have a grant-date fair value of approximately $5.1 million and $3.8 million, respectively. The performance-based restricted stock units are subject to performance conditions which are determined at the time of grant and cover a three-year performance period. The Company's failure to achieve these performance conditions may result in all units being forfeited even if the requisite service period is met.

There were no restricted stock units granted during each of the quarters ended September 30, 2026 and 2025.

All restricted stock units granted in 2026 and 2025 are to be settled in shares of our common stock.

Stock Options

There were no stock options granted during each of the quarters and years to date ended September 30, 2026 and 2025.

Share-Based Compensation Expense

For the quarters ended September 30, 2026 and 2025, the total share-based compensation expense was approximately $3.0 million and $3.2 million, respectively. For the years to date ended September 30, 2026 and 2025, the total share-based compensation expense was approximately $9.2 million and $8.6 million, respectively.

As of September 30, 2026, we estimate that total compensation expense of approximately $21.1 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants. This amount excludes any estimates of forfeitures.

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

During the year to date ended September 30, 2026, we repurchased 1.1 million shares of our common stock for $34.8 million at an average price of $33.13 per share under our Stock Repurchase Program, and during the year to date ended September 30, 2025, we repurchased 2.3 million shares of our common stock for $66.7 million at an average price of $29.07 per share under the previous stock repurchase programs.

During the quarter ended September 30, 2026, we repurchased 0.6 million shares of our common stock for $19.9 million at an average price of $32.55 per share under our Stock Repurchase Program, and during the quarter ended September 30, 2025, we repurchased 0.7 million shares of our common stock for $20.6 million at an average price of $31.27 per share under the previous stock repurchase program.

As of September 30, 2026, approximately $65.1 million was available under the Stock Repurchase Program to repurchase outstanding shares of our common stock. Shares of stock repurchased under the program are held as treasury shares. These repurchased shares reduce the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

13. WEIGHTED AVERAGE COMMON SHARES

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock units were settled for common shares during the period. There are no dilutive stock options currently outstanding.

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2026 and 2025 were as follows (shares in thousands):

	For the Quarter Ended September 30,		For the Year to Date Ended September 30,
	2026	2025	2026	2025
Basic common shares outstanding	62,325	64,647	62,494	65,215
Common stock equivalents	926	1,360	952	1,295
Diluted common shares outstanding	63,251	66,007	63,446	66,510

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

As of September 30, 2026, our three reporting segments are:

•
Colorado Technical University (CTU) is committed to providing industry-relevant higher education to a diverse student population, including non-traditional adult learners seeking career advancement and the military community. CTU utilizes innovative technology and experienced faculty, enabling the pursuit of academic and professional goals for learners. CTU offers academic programs in the career-oriented disciplines of business and management, nursing, healthcare management, computer science, engineering, information systems and technology, project management, cybersecurity and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2026, students enrolled at CTU represented approximately 67% of our total enrollments. Approximately 98% of CTU’s students are enrolled in programs offered fully online. Students at CTU's ground-based campuses take both in-person and virtual classes.
•
The American InterContinental University System (AIUS or AIU System) is committed to providing industry-relevant higher education opportunities for a diverse student population, including non-traditional adult learners and the military community. AIUS places emphasis on the educational, professional and academic growth of each student. AIUS offers academic programs in the career-oriented disciplines of business studies, information technologies, education, behavioral sciences and criminal justice. Students pursue their degrees through fully-online programs, local campuses and blended formats, which combine campus-based and online education. As of September 30, 2026, students enrolled at AIUS represented approximately 23% of our total enrollments. Approximately 98% of AIUS’ students are enrolled in programs offered fully online. Students at AIUS' ground-based campus take both in-person and virtual classes.
•
University of St. Augustine for Health Sciences (USAHS) is dedicated to offering graduate education opportunities in health sciences to a diverse range of students. USAHS focuses on developing professional healthcare practitioners through innovative and personalized classroom, clinical, and distance education opportunities. USAHS offers graduate degrees in health sciences, primarily in physical therapy, occupational therapy, speech-language therapy and nursing, along with continuing education programs and prepares professionals to serve and provide quality medical care to communities across the country. Students pursue their degrees through a network of campuses and through its online programs. As of September 30, 2026, students enrolled at USAHS represented approximately 10% of our total enrollments.

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

U.S. Additionally, interest, net and other miscellaneous income (expense) are not material by segment and are not reviewed by our CODM by segment.

Summary financial information by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
	Revenue				Operating Income (Loss)
	2026	% of Total	2025	% of Total	2026	2025
CTU	$117,388	54.4%	$117,069	55.3%	$44,867	$47,762
AIUS	56,591	26.2%	56,667	26.7%	11,561	9,257
USAHS	41,695	19.3%	37,971	17.9%	4,617	66
Corporate and Other	189	0.0%	165	0.1%	(5,950)	(6,126)
Total	$215,863	100.0%	$211,872	100.0%	$55,095	$50,959

	For the Year to Date Ended September 30,
	Revenue				Operating Income (Loss)
	2026	% of Total	2025	% of Total	2026	2025
CTU	$353,681	54.3%	$347,622	54.8%	$139,889	$141,369
AIUS	171,579	26.4%	172,445	27.2%	36,732	31,973
USAHS	125,160	19.2%	113,851	17.9%	14,569	(1,958)
Corporate and Other	541	0.1%	539	0.1%	(18,092)	(17,299)
Total	$650,961	100.0%	$634,457	100.0%	$173,098	$154,085

	Total Assets (1) as of
	September 30, 2026	December 31, 2025
CTU	$173,611	$172,405
AIUS	171,961	170,825
USAHS	304,733	287,985
Corporate and Other	706,977	616,502
Total	$1,357,282	$1,247,717

(1)
Total assets are presented on a condensed consolidated basis and do not include intercompany receivable or payable activity between institutions and corporate and investments in subsidiaries.

Significant expense category by reporting segment is as follows (dollars in thousands):

	For the Quarter Ended September 30,
Significant expense categories	CTU		AIUS		USAHS
	2026	2025	2026	2025	2026	2025
Academics and student related	$15,043	$14,972	$11,347	$11,565	$15,312	$16,126
Advertising and marketing	15,809	14,502	11,135	11,160	3,889	3,923
Admissions	12,012	11,812	8,818	8,746	1,155	1,231
Administrative (1)	24,379	20,745	10,179	10,830	5,578	5,182
Bad debt	3,549	5,262	1,229	2,588	93	55
Depreciation and amortization	1,107	1,451	1,212	1,358	7,044	7,133
All other expenses (2)	622	563	1,110	1,163	4,007	4,255

	For the Year to Date Ended September 30,
Significant expense categories	CTU		AIUS		USAHS
	2026	2025	2026	2025	2026	2025
Academics and student related	$46,842	$46,206	$33,589	$34,565	$46,528	$47,520
Advertising and marketing	43,550	41,002	32,251	31,881	11,648	11,699
Admissions	36,542	36,092	26,551	26,565	3,920	3,948
Administrative (1)	70,915	63,176	31,502	33,059	14,602	15,989
Bad debt	11,004	13,681	4,085	6,847	358	395
Depreciation and amortization	3,245	4,300	3,579	4,227	21,144	23,207
All other expenses (2)	1,694	1,796	3,290	3,328	12,391	13,051

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
•
our ability to complete the proposed acquisition of South University; and
•
changes in the overall U.S. economy.

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

Note Regarding Non-GAAP measures

We believe it is useful to present non-GAAP financial measures which exclude certain significant cash and non-cash items as a means to understand the performance of our core business. As a general matter, we use non-GAAP financial measures in conjunction with results presented in accordance with GAAP to help analyze the performance of our core business, assist with preparing the annual operating plan, and measure performance for some forms of compensation. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance.

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

2026 Third Quarter Overview

During the quarter ended September 30, 2026 ("current quarter"), our academic institutions remained focused on enhancing student experiences and academic outcomes and we continued to make purposeful investments in marketing and admissions to efficiently serve prospective student interest in our academic institutions.

Total student enrollments increased 7.5% within AIUS at the current quarter end as compared to the prior year quarter end, driven by a positive timing impact of the academic calendar as well as underlying organic growth trends, including strong student retention and interest from prospective students. The academic calendar and the number of enrollment days in any given quarter can affect quarterly comparability at AIUS. Total student enrollments increased 3.2% within USAHS at the current quarter end as compared to the prior year quarter end, driven by growth in the nursing and speech language pathology programs and the introduction of new modalities for the occupational therapy program, as well as underlying student retention and engagement trends. Lastly, total student enrollments remained relatively flat at CTU as compared to the prior year quarter end. Total student enrollments at CTU were supported by strong levels of student retention and engagement, growth within the corporate student program and consistent levels of prospective student interest, which was offset with an increase in the number of students graduating during 2026 as compared to 2025 as well as record prior year comparisons.

We have continued to make investments in technology to improve student experiences across our academic institutions and enhance operating effectiveness within our functional areas. We are also selectively leveraging generative artificial intelligence to identify and engage with prospective students who, we believe, are more likely to succeed at one of our academic institutions. Additionally, through our corporate student programs, we provide accredited degree opportunities to employees of our partner organizations, supporting their career advancement while helping corporate partners strengthen employee development and retention. We continue to make strategic investments in technology and talent to expand these programs and enhance academic outcomes across our institutions.

We expect full year adjusted operating income to be higher for 2026 as compared to 2025, supported by revenue growth combined with lower operating expenses due to our disciplined expense management and investment philosophy.

Financial Highlights

Revenue for the current quarter increased by 1.9% or $4.0 million to $215.9 million as compared to the prior year quarter, driven primarily by increased revenue at USAHS.

Operating income for the current quarter increased by 8.1% to $55.1 million as compared to operating income of $51.0 million in the prior year quarter, driven by increased operating income within USAHS and AIUS. The increase in operating income for the current quarter was a result of revenue growth and continued disciplined management of operating expenses, partially offset with increased legal fees associated with M&A activities and previously disclosed legal matters.

The Company believes it is useful to present non-GAAP financial measures, such as adjusted operating income and adjusted earnings per diluted share, which exclude certain cash and non-cash items, as a means to better understand the core performance of its operations. (See tables below for a GAAP to non-GAAP reconciliation.) Adjusted operating income was $66.1 million for the current quarter as compared to $61.0 million for the prior year quarter.

Adjusted operating income and adjusted earnings per diluted share for the quarters and years to date ended September 30, 2026 and 2025 is presented below (dollars in thousands, unless otherwise noted):

	For the Quarter Ended		For the Year to Date Ended
	September 30,		September 30,
Adjusted Operating Income	2026	2025	2026	2025

Operating income	$55,095	$50,959	$173,098	$154,085
Depreciation and amortization	9,405	10,015	28,096	31,970
Legal fees related to M&A activity	1,607	12	1,867	257
Adjusted Operating Income	$66,107	$60,986	$203,061	$186,312

	For the Quarter Ended		For the Year to Date Ended
	September 30,		September 30,
Adjusted Earnings Per Diluted Share	2026	2025	2026	2025

Earnings Per Diluted Share	$0.70	$0.60	$2.31	$1.87
Pre-tax adjustments included in operating expenses:
Amortization for acquired intangible assets	0.07	0.06	0.20	0.19
Legal fees related to M&A activity	0.03	-	0.03	-
Total pre-tax adjustments	$0.10	$0.06	$0.23	$0.19
Tax effect of adjustments (1)	(0.03)	(0.01)	(0.06)	(0.04)
Total adjustments after tax	0.07	0.05	0.17	0.15
Adjusted Earnings Per Diluted Share	$0.77	$0.65	$2.48	$2.02

(1)
The tax effect of adjustments was calculated by multiplying the pre-tax adjustments with a tax rate of 25%. This tax rate is intended to reflect federal and state taxable jurisdictions as well as the nature of the adjustments.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters and years to date ended September 30, 2026 and 2025 (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2026	% of Total Revenue	2025	% of Total Revenue	2026 vs 2025 % Change	2026	% of Total Revenue	2025	% of Total Revenue	2026 vs 2025 % Change
TOTAL REVENUE	$215,863		$211,872		1.9%	$650,961		$634,457		2.6%
OPERATING EXPENSES
Educational services and facilities (1)	47,951	22.2%	49,141	23.2%	-2.4%	145,907	22.4%	147,924	23.3%	-1.4%
General and administrative: (2)
Advertising and marketing	30,833	14.3%	29,585	14.0%	4.2%	87,448	13.4%	84,582	13.3%	3.4%
Admissions	21,985	10.2%	21,788	10.3%	0.9%	67,014	10.3%	66,604	10.5%	0.6%
Administrative	45,724	21.2%	42,471	20.0%	7.7%	133,951	20.6%	128,364	20.2%	4.4%
Bad debt	4,870	2.3%	7,913	3.7%	-38.5%	15,447	2.4%	20,928	3.3%	-26.2%
Total general and administrative expense	103,412	47.9%	101,757	48.0%	1.6%	303,860	46.7%	300,478	47.4%	1.1%
Depreciation and amortization	9,405	4.4%	10,015	4.7%	-6.1%	28,096	4.3%	31,970	5.0%	-12.1%
OPERATING INCOME	55,095	25.5%	50,959	24.1%	8.1%	173,098	26.6%	154,085	24.3%	12.3%

PRETAX INCOME	60,826	28.2%	56,021	26.4%	8.6%	189,162	29.1%	168,764	26.6%	12.1%
PROVISION FOR INCOME TAXES	16,438	7.6%	16,171	7.6%	1.7%	42,852	6.6%	44,198	7.0%	-3.0%
Effective tax rate	27.0%		28.9%			22.7%		26.2%

NET INCOME	$44,388	20.6%	$39,850	18.8%	11.4%	$146,310	22.5%	$124,566	19.6%	17.5%

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

Revenue

The current quarter and year to date revenue increased by 1.9% or $4.0 million and 2.6% or $16.5 million, respectively, as compared to the prior year periods. The improvement in revenue for the current quarter was primarily driven by increases at USAHS and the improvement in revenue for the current year to date was primarily driven by increases at USAHS and CTU.

Educational Services and Facilities Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2026	2025	2026 vs 2025 % Change	2026	2025	2026 vs 2025 % Change
Educational services and facilities:
Academics & student related	$42,107	$43,060	-2.2%	$128,173	$129,481	-1.0%
Occupancy	5,844	6,081	-3.9%	17,734	18,443	-3.8%
Total educational services and facilities	$47,951	$49,141	-2.4%	$145,907	$147,924	-1.4%

The educational services and facilities expense for the current quarter and year to date decreased by 2.4% or $1.2 million and 1.4% or $2.0 million, respectively, as compared to the prior year periods. The improvement was primarily driven by lower academics and student related expenses at both AIUS and USAHS, as compared to the prior year periods.

General and Administrative Expense (dollars in thousands)

	For the Quarter Ended September 30,			For the Year to Date Ended September 30,
	2026	2025	2026 vs 2025 % Change	2026	2025	2026 vs 2025 % Change
General and administrative:
Advertising and marketing	$30,833	$29,585	4.2%	$87,448	$84,582	3.4%
Admissions	21,985	21,788	0.9%	67,014	66,604	0.6%
Administrative	45,724	42,471	7.7%	133,951	128,364	4.4%
Bad debt	4,870	7,913	-38.5%	15,447	20,928	-26.2%
Total general and administrative expense	$103,412	$101,757	1.6%	$303,860	$300,478	1.1%

The general and administrative expense for the current quarter and year to date increased by 1.6% or $1.7 million and 1.1% or $3.4 million, respectively, as compared to the prior year periods, primarily driven by higher administrative and advertising and marketing expenses for both comparative periods. These increases were partially offset by lower bad debt expense for both comparative periods.

Advertising and marketing expense for the current quarter and year to date increased by 4.2% or $1.2 million and 3.4% or $2.9 million, respectively, as compared to the prior year periods. Our academic institutions continued to invest in advertising and marketing to engage with and serve prospective students as prospective student interest for our academic programs remained strong.

The administrative expense for the current quarter and year to date increased by 7.7% or $3.3 million and 4.4% or $5.6 million, respectively, as compared to the prior year periods. The increases for the current quarter and year to date were primarily driven by increased legal fees for previously disclosed legal matters and M&A activity as compared to the prior year periods.

Bad debt expense incurred by each of our segments during the quarters and years to date ended September 30, 2026 and 2025 was as follows (dollars in thousands):

	For the Quarter Ended September 30,					For the Year to Date Ended September 30,
	2026	% of Segment Revenue	2025	% of Segment Revenue	2026 vs 2025 % Change	2026	% of Segment Revenue	2025	% of Segment Revenue	2026 vs 2025 % Change
Bad debt expense:
CTU	$3,549	3.0%	$5,262	4.5%	-32.6%	$11,004	3.1%	$13,681	3.9%	-19.6%
AIUS	1,229	2.2%	2,588	4.6%	-52.5%	4,085	2.4%	6,847	4.0%	-40.3%
USAHS	93	0.2%	55	0.1%	NM	358	0.3%	395	0.3%	-9.4%
Corporate and Other	(1)	NM	8	NM	NM	-	NM	5	NM	NM
Total bad debt expense	$4,870	2.3%	$7,913	3.7%	-38.5%	$15,447	2.4%	$20,928	3.3%	-26.2%

Bad debt expense for the current quarter and year to date decreased by 38.5% or $3.0 million and 26.2% or $5.5 million, respectively, as compared to the prior year periods. The decrease for the current quarter was driven by lower bad debt expense at CTU and AIUS. The year to date decrease was a result of lower bad debt expense across all three academic institutions as compared to the prior year period.

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

Depreciation and Amortization

Depreciation and amortization expense for the current quarter and year to date decreased by $0.6 million and $3.9 million, respectively, as compared to the prior year periods, primarily driven by decreases across all three academic institutions, with the year to date decrease primarily driven by leased assets within USAHS.

Operating Income

Operating income for the current quarter and year to date increased by 8.1% or $4.1 million and 12.3% or $19.0 million, respectively, as compared to the prior year periods. This improvement was primarily driven by increased revenue as well as disciplined management of operating expenses, partially offset with increased legal fees.

Provision for Income Taxes

For the quarter and year to date ended September 30, 2026, we recorded a provision for income taxes of $16.4 million reflecting an effective tax rate of 27.0% and $42.9 million reflecting an effective tax rate of 22.7%, respectively, as compared to a provision for income taxes of $16.2 million reflecting an effective tax rate of 28.9% and $44.2 million reflecting an effective tax rate of 26.2% for the respective prior year periods. The effective tax rate for the current year to date was benefited by the resolution of a state income matter which decreased the year to date effective tax rate by 1.8%. For the full year 2026, we expect our effective tax rate to be between 23.0% and 23.5%.

SEGMENT RESULTS OF OPERATIONS

The following tables present unaudited segment results for the reported periods (dollars in thousands):

	For the Quarter Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2026	2025	% Change	2026	2025	% Change	2026	2025
REVENUE:
CTU	$117,388	$117,069	0.3%	$44,867	$47,762	-6.1%	38.2%	40.8%
AIUS	56,591	56,667	-0.1%	11,561	9,257	24.9%	20.4%	16.3%
USAHS	41,695	37,971	9.8%	4,617	66	NM	11.1%	0.2%
Corporate and other	189	165	14.5%	(5,950)	(6,126)	-2.9%	NM	NM
Total	$215,863	$211,872	1.9%	$55,095	$50,959	8.1%	25.5%	24.1%

	For the Year to Date Ended September 30,
	REVENUE			OPERATING INCOME (LOSS)			OPERATING MARGIN
	2026	2025	% Change	2026	2025	% Change	2026	2025
REVENUE:
CTU	$353,681	$347,622	1.7%	$139,889	$141,369	-1.0%	39.6%	40.7%
AIUS	171,579	172,445	-0.5%	36,732	31,973	14.9%	21.4%	18.5%
USAHS	125,160	113,851	9.9%	14,569	(1,958)	NM	11.6%	-1.7%
Corporate and other	541	539	0.4%	(18,092)	(17,299)	4.6%	NM	NM
Total	$650,961	$634,457	2.6%	$173,098	$154,085	12.3%	26.6%	24.3%

	TOTAL STUDENT ENROLLMENTS
	As of September 30,
	2026	2025	% Change
CTU	31,870	32,030	-0.5%
AIUS	10,830	10,070	7.5%
USAHS	4,560	4,420	3.2%
Total	47,260	46,520	1.6%

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

CTU. Current quarter and year to date revenue increased by 0.3% or $0.3 million and 1.7% or $6.1 million, respectively, as compared to the prior year periods. Total student enrollment at September 30, 2026 remained relatively flat as compared to the prior year quarter end. Total student enrollment was supported by higher levels of student retention and engagement, growth in the corporate student programs and higher level of prospective student interest. Offsetting some of these enrollment trends is an increase in the number of students graduating during 2026 as compared to 2025 as well as record prior year comparisons.

Current quarter and year to date operating income decreased by 6.1% or $2.9 million and 1.0% or $1.5 million, respectively, as compared to the prior year periods. The decrease was primarily driven by increased legal fees related to previously disclosed legal matters, partially offset by the increases in revenue as discussed above, as compared to the prior year periods.

AIUS. Current quarter revenue remained relatively flat as compared to the prior year quarter and year to date revenue decreased by 0.5% or $0.9 million as compared to the prior year period, primarily due to non-Title IV and professional development offerings. Total student enrollments increased 7.5% at September 30, 2026 as compared to the prior year quarter end, driven by a positive timing impact resulting from the academic calendar at AIUS as well as underlying organic growth trends, including strong student retention and interest from prospective students. The academic calendar and the number of enrollment days in any given quarter can affect quarterly comparability at AIUS.

Current quarter and year to date operating income for AIUS increased by 24.9% or $2.3 million and 14.9% or $4.8 million, respectively, as compared to the prior year period, driven by lower operating expenses across most expense categories as compared to the prior year periods, which more than offset the decrease in revenue.

USAHS. Current quarter and year to date revenue increased by 9.8% or $3.7 million and 9.9% or $11.3 million, respectively, as compared to the prior year periods, supported by total student enrollment growth of 3.2% at September 30, 2026, as compared to the prior year quarter end.

Current quarter and year to date operating income increased by $4.6 million and $16.5 million, respectively, as compared to the prior year periods, primarily driven by the increase in revenue as discussed above, as well as continued leverage of operating efficiencies.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Total Corporate and Other operating loss for the current quarter remained relatively flat as compared to the prior year quarter. The year to date operating loss increased by 4.6% or $0.8 million as compared to the prior year period, primarily driven by increased legal fees associated with M&A activity.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2026, cash, cash equivalents, restricted cash and available-for-sale short-term investments (“cash balances”) totaled $776.9 million. Restricted cash as of September 30, 2026 was $0.3 million and related to required letters of credit for USAHS. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We have historically financed our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. We expect to continue to generate cash during the remainder of 2026. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, lease commitments, share repurchases, quarterly dividend payments and acquisitions through at least the next 12 months primarily with cash generated by operations and existing cash balances.

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

On January 2, 2026, the Board of Directors of the Company approved a common stock repurchase program, authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on the open market, which expires on June 30, 2027. The stock repurchase program may be modified, suspended or discontinued at any time in the Company's discretion without prior notice, and does not commit the Company to repurchase shares of its common stock. The timing of purchases and the number of shares repurchased under the program is determined by the Company’s management and will depend on a variety of factors including stock price, trading volume and other general market and economic conditions, its assessment of alternative uses of capital, regulatory requirements and other factors. See Note 12 "Stock Repurchase Program" to our unaudited condensed consolidated financial statements for additional details.

The Board of Directors approved the aforementioned stock repurchase program believing it advantageous to the Company and its stockholders to repurchase shares of the Company’s common stock from time to time at prices below what the Board of Directors believes to be the intrinsic value of the Company’s common stock.

On November 5, 2026 the Board of Directors declared a quarterly dividend of $0.17 per share, which will be paid on December 11, 2026 to holders of record of common stock as of November 27, 2026. Any decision to pay future cash dividends, however, will be made by the Board of Directors and depend on the Company's available retained earnings, financial condition and other relevant factors. The Company expects quarterly dividend payments and share repurchases to be an integral and growing part of its balanced capital allocation strategy that also prioritizes investments in student support and technology projects, while also evaluating acquisition opportunities.

The discussion above reflects management’s expectations regarding liquidity; however, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds, or any requirement to post a significant letter of credit to the Department, may have a significant impact on our liquidity, operations and our financial condition. In addition, our financial performance is dependent on the level of student enrollments which could be impacted by external factors. See Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2026 and 2025, net cash flows provided by operating activities totaled $223.8 million and $185.1 million, respectively. The increase in net cash flows from operating activities for the year to date was driven by increased operating income as well as a positive timing impact from Title-IV cash collections.

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

Investing Cash Flows

During the years to date ended September 30, 2026 and 2025, net cash flows used in investing activities totaled $88.2 million and $29.8 million, respectively.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $82.8 million and $24.3 million for the years to date ended September 30, 2026 and 2025, respectively.

Capital Expenditures. Capital expenditures decreased to $5.4 million for the year to date ended September 30, 2026 as compared to $6.3 million for the year to date ended September 30, 2025. For the full year 2026, we expect capital expenditures to be approximately 1.0% of revenue.

Financing Cash Flows

During the years to date ended September 30, 2026 and 2025, net cash flows used in financing activities totaled $79.0 million and $106.3 million, respectively. Payments to repurchase shares of our common stock were $34.8 million and $66.7 million for the years to date ended September 30, 2026 and 2025, respectively.

Payments of employee tax associated with stock compensation. Payments of employee tax associated with stock compensation were $10.3 million and $7.5 million for the years to date ended September 30, 2026 and 2025, respectively.

Payments of cash dividends and dividend equivalents. During the years to date ended September 30, 2026 and 2025, the Company made dividend and dividend equivalent payments of $30.3 million and $27.4 million, respectively.

Principal payments for finance leases and failed sale-leaseback. During the year to date ended September 30, 2026, the Company made principal payments of $4.0 million for finance leases, and during the year to date September 30, 2025, principal payments of $4.2 million were made for finance leases and failed sale-leaseback transactions, both related to USAHS.

Changes in Financial Position

Selected condensed consolidated balance sheet account changes from December 31, 2025 to September 30, 2026 were as follows (dollars in thousands):

	September 30,	December 31,
	2026	2025	% Change
ASSETS
CURRENT ASSETS:
Restricted cash	$308	$21,310	-99%

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred revenue	81,443	37,844	115%
NON-CURRENT LIABILITIES:
Lease liabilities - finance	1,882	6,097	-69%
STOCKHOLDERS' EQUITY
Accumulated other comprehensive (loss) income	(6,251)	1,070	-684%

Restricted cash: The decrease is driven by the release of a letter of credit related to USAHS with the Department and the release of escrow balances for a previous acquisition.

Deferred revenue: The increase in deferred revenue is driven by timing of academic terms and related student billings.

Lease liabilities - finance: The decrease is primarily due to scheduled payments on finance leases nearing the end of their lease terms.

Accumulated other comprehensive (loss) income: The change in accumulated other comprehensive (loss) income is primarily due to an increase in unrealized losses for short-term available-for-sale-investments.

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

Interest Rate Exposure

Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell investments that have declined in market value due to changes in interest rates. At September 30, 2026, a 100 basis point increase or decrease in average interest rates applicable to our investments would not have had a material impact on our future earnings, fair values or cash flows.

Our financial instruments are recorded at their fair values as of September 30, 2026 and December 31, 2025. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates applicable to our investments is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (“Report”) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2026, the Board of Directors of the Company approved a stock repurchase program which authorizes the Company to repurchase up to $100.0 million of the Company’s outstanding common stock. See Note 12 “Stock Repurchase Program” to our unaudited condensed consolidated financial statements and "Management's Discussion of Financial Condition and Results of Operations - Liquidity, Financial Position and Capital Resources" for further information.

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2026:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2025				$239,095
January 1, 2026—January 31, 2026	-	$-	-	100,000,000
February 1, 2026—February 28, 2026	95,827	32.98	95,827	96,837,489
March 1, 2026—March 31, 2026	432,027	35.24	145,546	91,858,190
April 1, 2026—April 30, 2026	-	-	-	91,858,190
May 1, 2026—May 31, 2026	105,000	33.64	105,000	88,323,694
June 1, 2026—June 30, 2026	95,000	34.80	95,000	85,015,655
July 1, 2026—July 31, 2026	-	-	-	85,015,655
August 1, 2026—August 31, 2026	495,000	32.38	495,000	68,978,285
September 1, 2026—September 30, 2026	115,000	33.29	115,000	65,147,941
Total	1,337,854		1,051,373

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

INDEX TO EXHIBITS
Exhibit Number	Exhibit	Incorporated by Reference to:

2.1	Membership Interest Purchase Agreement, dated September 14, 2026, by and between Perdoceo Education Corporation and South University - Member, Inc.	Exhibit 2.1 to our Form 8-K filed on September 14, 2026

3.1	Restated Certificate of Incorporation of Perdoceo Education Corporation (originally incorporated on January 5, 1994)	Exhibit 3.2 to our Form 8-K filed on December 18, 2019

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Perdoceo Education Corporation dated May 25, 2023	Exhibit 3.1 to our Form 8-K filed on June 1, 2023

3.3	Seventh Amended and Restated By-laws of Perdoceo Education Corporation effective January 1, 2020	Exhibit 3.3 to our Form 8-K filed on December 18, 2019

+31.1	Certification of CEO Pursuant to Rule 13a-14(a)

+31.2	Certification of CFO Pursuant to Rule 13a-14(a)

+32.1	Certification of CEO Pursuant to 18 U.S.C. 1350

+32.2	Certification of CFO Pursuant to 18 U.S.C. 1350

+101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

+104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101)
____
+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERDOCEO EDUCATION CORPORATION

Date: November 5, 2026	By:	/s/ TODD S. NELSON
Todd S. Nelson President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ ASHISH R. GHIA
Ashish R. Ghia Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)